Form 10-K
period 1993-12-31
ROHM & HAAS CO
filed 1994-03-25
CIK 84792

==============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13
                   OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993      COMMISSION FILE NUMBER 1-3507

                            --------------------

                            ROHM AND HAAS COMPANY
           (Exact name of registrant as specified in its charter)

         DELAWARE                                     23-1028370
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

             100 INDEPENDENCE MALL WEST, PHILADELPHIA, PA             19106
               (Address of principal executive offices)             (Zip Code)
      Registrant's telephone number, including area code: 215-592-3000

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                      NAME OF EACH EXCHANGE ON
      TITLE OF EACH CLASS                                  WHICH REGISTERED
- -------------------------------                       ------------------------
Common Stock of $2.50 par value                       New York Stock Exchange

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                    NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes / X /   No /   /.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

Aggregate market value of voting stock held by nonaffiliates of the registrant as of March 4, 1994: $2,635,443,696

Common stock outstanding at March 4, 1994:  67,588,811 SHARES.

Documents incorporated by reference:

  Part I   -- Annual Report to Stockholders for year ended December 31, 1993
  Part II  -- Annual Report to Stockholders for year ended December 31, 1993
  Part III -- Definitive Proxy Statement to be filed with the Securities and
              Exchange Commission on or about March 28, 1994, except the Report on Executive Compensation and Graph titled "Cumulative Total Return to Shareholders" on pages 12 to 14.
  Part IV -- Annual Report to Stockholders for year ended December 31, 1993 -- Form 8K filed with the Securities and Exchange Commission on October 18, 1993

==============================================================================

                                   PART I
ITEM 1. BUSINESS

    The information indicated below appears in the 1993 Annual Report to Stockholders (Stockholders' Report) and is incorporated by reference:

                                                                    PAGE OF
                                                                 STOCKHOLDERS'
                                                                     REPORT
                                                                 -------------
    Business operations:
        Polymers, Resins and Monomers ..........................       12
        Plastics ...............................................       14
        Performance Chemicals ..................................       15
        Agricultural Chemicals .................................       17

    Industry segment information for years 1991-93 .............       42

    Foreign operations for years 1991-93 .......................       42

    Employees ..................................................       54

    Raw Materials

    The company uses a variety of commodity chemicals as raw materials in its operations. In most cases, these raw materials are purchased from multiple sources under long-term contracts. Most of these materials are hydrocarbon derivatives such as propylene, acetone and styrene.

    Competition

    The principal market segments in which the company competes are described in the company's Annual Report to Stockholders on pages 12 through 18. The company experiences vigorous competition in each of these segments. The company's competitors include many large multinational chemical firms based in Europe, Japan and the United States. In some cases, the company competes against firms which are producers of commodity chemicals which the company must purchase as the raw materials to make its products. The company, however, does not believe this places it at any significant competitive disadvantage. The company's products compete with products offered by other manufacturers on the basis of price, product quality and specifications, and customer service. Most of the company's products are specialty chemicals which are sold to customers who demand a high level of customer service and technical expertise from the company and its sales force.

    Research and Development

    The company maintains its principal research and development laboratories at Spring House, Pennsylvania. Research and development expenses, substantially all company sponsored, totaled $204,990,000, $199,520,000, and $182,963,000 in 1993, 1992 and 1991, respectively. Approximately 16% of the company's employees have been engaged in research and development activities in each of the past three years.

    Environmental Matters

    A discussion of environmental matters is incorporated herein by reference to pages 28 and 29 of the Stockholders' Report.

ITEM 2. PROPERTIES

    The company, its subsidiaries and affiliates presently operate 47 manufacturing facilities in 21 countries. A list identifying those facilities is found on page 60 of the company's Annual Report to Stockholders which is hereby incorporated by reference. Additional information addressing the suitability, adequacy and productive capacity of the company's facilities is found on page 30 of the company's Stockholders' Report and throughout the various business discussions of the company's industry segments found on pages 12 through 18 of the Stockholders' Report.

ITEM 3. LEGAL PROCEEDINGS

    A discussion of legal proceedings is incorporated herein by reference to page 52 of the Stockholders' Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of 1993.

                                 PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

    The company's common stock of $2.50 par value is traded on the New York Stock Exchange (Symbol: ROH). There were 4,973 registered common stockholders as of March 4, 1994. The 1993 and 1992 quarterly summaries of the high and low prices of the company's common stock and the amounts of dividends paid on common stock are presented on pages 32 and 33 of the Stockholders' Report and are incorporated in this Form 10-K by reference.

ITEM 6. SELECTED FINANCIAL DATA

    The company's summary of selected financial data and related notes for the years 1989 through 1993 are incorporated in this Form 10-K by reference to pages 54 through 56 of the Stockholders' Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's discussion and analysis of 1991 to 1993 results is incorporated herein by reference to pages 22 through 31 of the Stockholders' Report. These items should be read in conjunction with the consolidated financial statements presented on pages 34 through 53 of the Stockholders' Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated balance sheets as of December 31, 1993, and 1992, and the related statements of consolidated earnings and retained earnings and cash flows for the years ended December 31, 1993, 1992, and 1991, together with the report of KPMG Peat Marwick dated February 21, 1994, are incorporated in this Form 10-K by reference to pages 34 through 53 of the Stockholders' Report. Supplementary selected quarterly financial data is incorporated in this Form 10-K by reference to pages 32 and 33 of the Stockholders' Report.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    No reports on Form 8-K were filed during 1993 or 1992 relating to any disagreements with accountants on accounting and financial disclosure.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                     AND

ITEM 11. EXECUTIVE COMPENSATION

    The information called for by Items 10 and 11 of this Form 10-K report for the fiscal year ended December 31, 1993, has been omitted, except for the information presented below, because the company on or about March 28, 1994, will file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to regulation 14(a) under the Securities Exchange Act of 1934.

    Executive Officers

    The company's executive officers along with their present position, offices held and activities during the past five years are presented below. All officers normally are elected annually and serve at the pleasure of the Board of Directors. The company's non-employee directors and their business experience during the past five years are listed in the company's definitive Proxy Statement.

    Paul J. Baduini, 46, vice president since 1993; business unit director for ion exchange resins since 1992; previously manager of the Southern Cone countries from 1990 to 1991 and general manager of Rohm and Haas Brazil form 1988 to 1991.

    Albert H. Caesar, 56, vice president since 1993: business unit director and president of AtoHaas North America Inc. since 1992; previously business unit director for performance plastics from 1989 to 1992.

    Nance K. Dicciani, 46, vice president since 1993; business unit director for petroleum chemicals since 1991; previously general manager for business development and technology, chemicals group for Air Products and Chemicals, Inc. from 1990 to 1991 and director commercial development and technology, specialty chemicals division for Air Products and Chemicals, Inc. from 1988 to 1990.

    Robert M. Downing, 51, vice president since 1993; operations director for the North American region since 1986.

    David T. Espenshade, 55, vice president since 1993; director of materials management since 1990; previously business unit director for formulation chemicals from 1989 to 1990.

    J. Michael Fitzpatrick, 47, vice president since 1993; director of research since 1993; previously general manager of Rohm and Haas (UK) Limited and business director for polymers and resins from 1990 to 1993 and general manager of Rohm and Haas Mexico from 1988 to 1990.

    Donald C. Garaventi, 57, vice president since 1982; business group executive for polymers, resins and monomers and business unit director for polymers and resins since 1989; previously corporate business director for industrial chemicals and polymers, resins and monomers from 1986 to 1989.

    Rajiv L. Gupta, 48, vice president since 1993; regional director of Pacific since 1993; previously business unit director for plastics additives from 1989 to 1993.

    Howard C. Levy, 50, vice president since 1993; business unit director for biocides since 1989.

    Phillip G. Lewis, 43, vice president since 1993; director of safety, health and environmental affairs and product integrity since 1993; previously director of safety, health and environmental affairs from 1989 to 1993 and corporate medical director from 1987 to 1993.

    Enrique F. Martinez, 56, vice president and regional director of Latin America since 1989.

    John P. Mulroney, 58, director since 1982; president and chief operating officer since 1986; director of Teradyne Inc. and Aluminum Company of America.

    Robert E. Naylor, Jr., 61, director since 1986; group vice president and regional director of North America since 1989; previously group vice president for research and corporate development from 1985 to 1989; director of Airgas, Inc.

    Richard G. Peterson, 55, vice president since 1987; business group executive for performance chemicals and business unit director for separations since 1989; previously corporate business director for agricultural chemicals from 1987 to 1989.

    Frank R. Robertson, 53, vice president since 1991; business director for polymers and resins, North America, since 1989; previously business director for polymers, resins and monomers, European region, from 1985 to 1989.

    Fred W. Shaffer, 61, vice president since 1977; chief financial officer since 1978; previously controller from 1972 to 1990.

    William H. Staas, 50, vice president since 1993; business unit director for monomers since 1990; previously president of TosoHaas from 1988 to 1990.

    John F. Talucci, 54, vice president and business group executive for agricultural chemicals since 1989; previously director of polymers, resins and monomers business group for the North America region from 1983 to 1989.

    Charles M. Tatum, 46, vice president since 1990; business unit director of plastics additives since 1993; previously director of research from 1989 to 1993 and business director of agricultural chemicals business group, North America, from 1988 to 1989.

    Basil A. Vassiliou, 59, vice president since 1986; regional director of Europe since 1985; business group executive for plastics since 1991.

    Robert P. Vogel, 49, vice president since 1993; general counsel responsible for legal, insurance, tax and regulatory matters since 1994; previously associate general counsel, regulatory counsel and director of safety, health and environment and product integrity from 1991 to 1993 and associate general counsel and regulatory counsel from 1983 to 1990.

    J. Lawrence Wilson, 58, director since 1977; chairman of the board and chief executive officer since 1988; director of The Vanguard Group of Investment Companies and Cummins Engine Company, Inc.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The security ownership of certain beneficial owners and management is incorporated in this Form 10-K by reference to pages 18 and 19 of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about March 28, 1994.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information called for by Item 13 is incorporated in this Form 10-K by reference to pages 18 and 19 of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about March 28, 1994.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Documents filed as part of this report:

              1. Financial Statements

              The consolidated financial statements of Rohm and Haas Company and the accompanying report of KPMG Peat Marwick dated February 21, 1994, are incorporated in this Form 10-K by reference to pages 34 through 53 of the Stockholders' Report, a complete copy of which follows page 6 of this report:

              2. Financial Statement Schedules

              The following supplementary financial information is filed in this Form 10-K and should be read in conjunction with the financial statements in the Stockholders' Report:

                                                                          PAGE
                                                                          ----

         Independent Auditors' Report on Financial Statement Schedules ... 6 Schedules submitted:
           V -- Land, buildings and equipment for the years 1993,
                1992 and 1991 ............................................  7
          VI -- Accumulated depreciation of buildings and equipment
                for the years 1993, 1992 and 1991 ........................  8
        VIII -- Valuation and qualifying accounts for the years 1993,
                1992 and 1991 ............................................  9

              The schedules not included herein are omitted because they are not applicable or the required information is presented in the financial statements or related notes.

              3. Exhibits

              Exhibit (10), Material Contracts. The following management compensatory plans, which are subject to stockholders' approval at the annual meeting on May 2, 1994, are incorporated in this Form 10-K by reference to Exhibits A, B and C of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about March 28, 1993:

              (a) Rohm and Haas Top Executive Annual Performance Award
              (b) Rohm and Haas Top Executive Long-Term Award Plan
              (c) Amended Rohm and Haas Stock Option Plan of 1992

              Exhibit (12), Computation of Ratio of Earnings to Fixed Charges for the company and subsidiaries, is attached as page 10 of this Form 10-K.

              Exhibit (22), Subsidiaries of the registrant, is attached as page 11 of this Form 10-K.

              Exhibit (24), Consent of independent certified public accountants, is attached as page 13 of this Form 10-K.

    (b) On October 18, 1993, the company filed Form 8-K for reporting and filing a copy of the company's press release dated October 15, 1993, disclosing that the company expected to report a loss for the quarter ended September 30, 1993, due to charges not related to ongoing operations totaling $50 million, after tax, or 74 cents per share. These charges included an accrual for a landfill in New Jersey and a writedown of a plastics manufacturing facility in Kentucky. The company also restated first quarter earnings to reflect an after-tax charge of $20 million related to the adoption of a new accounting standard.

                                 SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Rohm and Haas Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    /s/ Fred W. Shaffer
                                             ---------------------------------
                                                       Fred W. Shaffer
                                                     Vice President and
                                                   Chief Financial Officer

March 25, 1994

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 25, 1994 by the following persons on behalf of the registrant and in the capacities indicated.


- ------------------------------------------------------------------------------
         SIGNATURE AND TITLE                       SIGNATURE AND TITLE
- ------------------------------------------------------------------------------

      /s/ J. Lawrence Wilson                       /s/ Sandra O. Moose
- -----------------------------------        -----------------------------------
        J. Lawrence Wilson                            Sandra O. Moose
Director, Chairman of the Board and                      Director
     Chief Executive Officer

       /s/ Fred W. Shaffer                        /s/ John P. Mulroney
- -----------------------------------        -----------------------------------
          Fred W. Shaffer                            John P. Mulroney
        Vice President and                               Director
     Chief Financial Officer

      /s/ George B. Beitzel                      /s/ Robert E. Naylor, Jr.
- -----------------------------------        -----------------------------------
         George B. Beitzel                          Robert E. Naylor, Jr.
            Director                                      Director

      /s/ Daniel B. Burke                         /s/ Gilbert S. Omenn
- -----------------------------------        -----------------------------------
         Daniel B. Burke                             Gilbert S. Omenn
            Director                                      Director

      /s/ Earl G. Graves                          /s/ Ronaldo H. Schmitz
- -----------------------------------        -----------------------------------
         Earl G. Graves                              Ronaldo H. Schmitz
            Director                                      Director

     /s/ James A. Henderson                       /s/ Alan Schriesheim
- -----------------------------------        -----------------------------------
        James A. Henderson                          Alan Schriesheim
            Director                                      Director

      /s/ John H. McArthur                       /s/ Marna C. Whittington
- -----------------------------------        -----------------------------------
         John H. McArthur                           Marna C. Whittington
            Director                                      Director

     /s/ Paul F. Miller, Jr.
- -----------------------------------
        Paul F. Miller, Jr.
            Director

                        INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Rohm and Haas Company:

    Under date of February 21, 1994, we reported on the consolidated balance sheets of Rohm and Haas Company and subsidiaries as of December 31, 1993 and 1992, and the related statements of consolidated earnings and retained earnings, and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the 1993 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed under the heading "Financial Statement Schedules" on page 4. These financial statement schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

    In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

    As discussed in Notes 5 and 16 to the consolidated financial statements, the company adopted the provisions of Financial Accounting Standards Board Statement No. 112, "Accounting for Postemployment Benefits" in 1993, and the provisions of Financial Accounting Standards Board Statements No. 106, "Accounting for Postretirement Benefits Other Than Pensions" and No. 109, "Accounting for Income Taxes," in 1992.


                                                   /s/ KPMG PEAT MARWICK
                                             ---------------------------------
                                                      KPMG PEAT MARWICK

Philadelphia, PA
February 21, 1994