Form 10-Q
period 1994-03-31
ROHM & HAAS CO
filed 1994-05-12
CIK 84792

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549

                                FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED MARCH 31, 1994              COMMISSION FILE NUMBER 1-3507



                R O H M   A N D   H A A S   C O M P A N Y
          (Exact name of registrant as specified in its charter)



          DELAWARE                                          23-1028370
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)



100 INDEPENDENCE MALL WEST, PHILADELPHIA, PENNSYLVANIA         19106
       (Address of principal executive offices)              (Zip Code)



Registrant's telephone number, including area code:       (215) 592-3000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.



                         Yes    X        No
                              -----         -----


   Common stock outstanding at  May 4, 1994:         67,704,636 SHARES

                      ROHM AND HAAS COMPANY AND SUBSIDIARIES

                                     FORM 10-Q

PART I   -   FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

The following are incorporated herein by reference to pages 6 through 9 of the company's Quarterly Report to Stockholders for the first quarter of 1994, a complete copy of which is attached as Exhibit 20.

     1.  Statements of Consolidated Earnings

     2.  Statements of Consolidated Cash Flows

     3.  Consolidated Balance Sheets

     4.  Notes to Consolidated Financial Statements

ITEM 2.  -   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

The management discussion and analysis is incorporated herein by reference to pages 2 and 3 of the company's Quarterly Report to Stockholders for the first quarter of 1994, a complete copy of which is attached as Exhibit 20.

PART II  -   OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

A discussion of legal proceedings is incorporated herein by reference to page 9 of the company's Quarterly Report to Stockholders for the first quarter of 1994, a complete copy of which is attached as Exhibit 20.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         Exhibit (12) - Computation of Ratio of Earnings to Fixed Charges for the company and subsidiaries.

         Exhibit (20) - Copy of the company's Quarterly Report to Stockholders for the quarter ended March 31, 1994.

     (b) No reports on Form 8-K were filed during the quarter ended March 31, 1994.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





DATE: May  12, 1994                    ROHM AND HAAS COMPANY
      -------------                          (Registrant)




                                           FRED W. SHAFFER
                                          VICE PRESIDENT AND
                                       CHIEF FINANCIAL OFFICER

                             EXHIBIT INDEX

            (Pursuant to Part 232.102(d) of Regulation S-T)


Exhibit
  No.                            Description
- - -------    -----------------------------------------------------------
(12)         Computation of Ratio of Earnings to Fixed Charges
(20)         Copy of Quarterly Report to Stockholders