Form 10-Q
period 1994-06-30
ROHM & HAAS CO
filed 1994-08-10
CIK 84792

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549

                                FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR QUARTER ENDED JUNE 30, 1994      COMMISSION FILE NUMBER 1-3507

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

    Common stock outstanding at  August 4, 1994:         67,769,050 SHARES

                  ROHM AND HAAS COMPANY AND SUBSIDIARIES

                                FORM 10-Q

PART I  -  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The following are incorporated herein by reference to pages 9 through 12 of the company's Quarterly Report to Stockholders for the second quarter of 1994, a complete copy of which is attached as Exhibit 20.

    1. Statements of Consolidated Earnings

    2. Statements of Consolidated Cash Flows

    3. Consolidated Balance Sheets

    4. Notes to Consolidated Financial Statements

ITEM 2. -  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

The management discussion and analysis is incorporated herein by reference to pages 2 through 5 of the company's Quarterly Report to Stockholders for the second quarter of 1994, a complete copy of which is attached as Exhibit 20.

PART II  -  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

A discussion of legal proceedings is incorporated herein by reference to page 12 of the company's Quarterly Report to Stockholders for the second quarter of 1994, a complete copy of which is attached as Exhibit 20.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The company's 75th annual meeting of stockholders was held on May 2, 1994, in Philadelphia, Pennsylvania.

    (c) The following is a tabulation of the results of voting by security holders:

        1. Election of directors:
                  Nominees                Votes For           Votes Withheld
           ----------------------         ----------          --------------
           George B.  Beitzel             60,215,058             700,982
           Daniel B. Burke                60,229,532             686,508
           Earl G. Graves                 60,224,393             691,647
           James A. Henderson             60,232,911             683,129
           John H. McArthur               60,233,267             682,773
           Paul F. Miller, Jr.            60,226,703             689,337
           Sandra O. Moose                60,232,672             683,368
           John P. Mulroney               60,220,914             695,126
           Robert E. Naylor, Jr.          60,197,886             718,154
           Gilbert S. Omenn               60,233,848             682,192
           Ronaldo H. Schmitz             60,087,880             828,160
           Alan Schriesheim               60,234,725             681,315
           Marna C. Whittington           60,233,637             682,403
           J. Lawrence Wilson             60,224,655             691,385

        2. Proposal to adopt the Rohm and Haas Top Executive Annual Award Plan:
           For 57,266,758          Against 3,114,568         Abstain 534,444
               ----------                  ---------                 -------

        3. Proposal to adopt the Rohm and Haas Top Executive Long-term
           Award Plan:

           For 57,420,909          Against 2,952,963         Abstain 540,368
               ----------                  ---------                 -------

        4. Proposal to amend the Rohm and Haas Stock Option Plan of 1992:
           For 58,128,375          Against 2,114,275         Abstain 672,850
               ----------                  ---------                 -------

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits:

            Exhibit (12) - Computation of Ratio of Earnings to Fixed Charges for the company and subsidiaries.

            Exhibit (20) - Copy of the company's Quarterly Report to Stockholders for the quarter ended June 30, 1994.

     (b) No reports on Form 8-K were filed during the quarter ended June 30, 1994.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 10, 1994                    ROHM AND HAAS COMPANY
      ---------------                          (Registrant)


                                             FRED W. SHAFFER
                                           VICE PRESIDENT AND
                                        CHIEF FINANCIAL OFFICER

                              EXHIBIT INDEX

             (Pursuant to Part 232.102(d) of Regulation S-T)

Exhibit
  No.                                 Description
- - -------         ----------------------------------------------------------
(12)            Computation of Ratio of Earnings to Fixed Charges
(20)            Copy of Quarterly Report to Stockholders