Form 10-Q
period 1994-09-30
ROHM & HAAS CO
filed 1994-11-10
CIK 84792

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549

                                FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED SEPTEMBER 30, 1994          COMMISSION FILE NUMBER 1-3507



                R O H M   A N D   H A A S   C O M P A N Y
          (Exact name of registrant as specified in its charter)



          DELAWARE                                         23-1028370
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.



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


   Common stock outstanding at  October 31, 1994:     67,697,818 SHARES

                  ROHM AND HAAS COMPANY AND SUBSIDIARIES

                                FORM 10-Q

PART I   -   FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

The following are incorporated herein by reference to pages 9 through 12 of the company's Quarterly Report to Stockholders for the third quarter of 1994, a complete copy of which is attached as Exhibit 20.

     1.  Statements of Consolidated Earnings

     2.  Statements of Consolidated Cash Flows

     3.  Consolidated Balance Sheets

     4.  Notes to Consolidated Financial Statements

ITEM 2.  -   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

The management discussion and analysis is incorporated herein by reference to pages 2 through 5 of the company's Quarterly Report to Stockholders for the third quarter of 1994, a complete copy of which is attached as Exhibit 20.

PART II  -   OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

A discussion of legal proceedings is incorporated herein by reference to page 12 of the company's Quarterly Report to Stockholders for the third quarter of 1994, a complete copy of which is attached as Exhibit 20.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

        Exhibit (12) - Computation of Ratio of Earnings to Fixed Charges for the company and subsidiaries.

        Exhibit (20) - Copy of the company's Quarterly Report to Stockholders for the quarter ended September 30, 1994.

        Exhibit (27) - Financial Data Schedule

    (b) No reports on Form 8-K were filed during the quarter ended September 30, 1994.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 9, 1994                        ROHM AND HAAS COMPANY
      ----------------                            (Registrant)


                                                 FRED W. SHAFFER
                                               VICE PRESIDENT AND
                                            CHIEF FINANCIAL OFFICER

                              EXHIBIT INDEX

             (Pursuant to Part 232.102(d) of Regulation S-T)

Exhibit
  No.                                   Description
- -------             -----------------------------------------------------
 (12)               Computation of Ratio of Earnings to Fixed Charges
 (20)               Copy of Quarterly Report to Stockholders
 (27)               Financial Data Schedule