Form 10-K
ROHM & HAAS CO
filed 1995-03-27
CIK 84792

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13
                   OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994      COMMISSION FILE NUMBER 1-3507
                         ___________________________

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

                                                  NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS                              WHICH REGISTERED
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

Aggregate market value of voting stock held by nonaffiliates of the registrant as of March 10, 1995: $2,543,269,711

Common stock outstanding at March 10, 1995: 67,684,377 SHARES.

Documents incorporated by reference:

    Part I   -Annual Report to Stockholders for year ended December 31, 1994
    Part II  -Annual Report to Stockholders for year ended December 31, 1994
    Part III -Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about March 24, 1995, except the Report on Executive Compensation and Graph titled "Cumulative Total Return to Shareholders" on pages 12 through 15.
    Part IV  -Annual Report to Stockholders for year ended December 31, 1994

                                   PART I

ITEM 1. BUSINESS

    The information indicated below appears in the 1994 Annual Report to Stockholders (Stockholders' Report) and is incorporated by reference:

                                                                    Page of
                                                                 Stockholders'
                                                                     Report
                                                                 -------------
    Business operations:
        Polymers, Resins and Monomers ..........................        8
        Plastics ...............................................       11
        Performance Chemicals ..................................       14
        Agricultural Chemicals .................................       17

    Industry segment information for years 1992-94 .............       44

    Foreign operations for years 1992-94 .......................       44

    Employees ..................................................       54


    Raw Materials

    The company uses a variety of commodity chemicals as raw materials in its operations. In most cases, these raw materials are purchased from multiple sources under long-term contracts. Most of these materials are hydrocarbon derivatives such as propylene, acetone and styrene.

    Competition

    The principal market segments in which the company competes are described in the company's Annual Report to Stockholders on pages 8 through 18. The company experiences vigorous competition in each of these segments. The company's competitors include many large multinational chemical firms based in Europe, Japan and the United States. In some cases, the company competes against firms which are producers of commodity chemicals which the company must purchase as the raw materials to make its products. The company, however, does not believe this places it at any significant competitive disadvantage. The company's products compete with products offered by other manufacturers on the basis of price, product quality and specifications, and customer service. Most of the company's products are specialty chemicals which are sold to customers who demand a high level of customer service and technical expertise from the company and its sales force.

    Research and Development

    The company maintains its principal research and development laboratories at Spring House, Pennsylvania. Research and development expenses, substantially all company sponsored, totaled $201,000,000, $205,000,000 and $199,000,000 in 1994, 1993 and 1992, respectively. Approximately 15% of the company's employees were engaged in research and development activities in 1994 and 16% in 1993 and 1992.

    Environmental Matters

    A discussion of environmental matters is incorporated herein by reference to pages 27 through 29 of the Stockholders' Report and to Exhibit (13)(a),
Note 22: Subsequent Event.

ITEM 2. PROPERTIES

    The company, its subsidiaries and affiliates presently operate 47 manufacturing facilities in 21 countries. A list identifying those facilities is found on page 60 of the company's Annual Report to Stockholders which is hereby incorporated by reference. Additional information addressing the suitability, adequacy and productive capacity of the company's facilities is found on page 30 of the company's Stockholders' Report and throughout the various business discussions of the company's industry segments found on pages 8 through 18 of the Stockholders' Report.

ITEM 3. LEGAL PROCEEDINGS

    A discussion of legal proceedings is incorporated herein by reference to page 51 of the Stockholders' Report and to Exhibit (13)(a), Note 22:
Subsequent Event.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of 1994.


                                  PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    The company's common stock of $2.50 par value is traded on the New York Stock Exchange (Symbol: ROH). There were 4,889 registered common stockholders as of March 10, 1995. The 1994 and 1993 quarterly summaries of the high and low prices of the company's common stock and the amounts of dividends paid on common stock are presented on pages 32 and 33 of the Stockholders' Report and are incorporated in this Form 10-K by reference.

ITEM 6. SELECTED FINANCIAL DATA

    The company's summary of selected financial data and related notes for the years 1990 through 1994 are incorporated in this Form 10-K by reference to pages 54 through 56 of the Stockholders' Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's discussion and analysis of 1992 to 1994 results is incorporated herein by reference to pages 22 through 31 of the Stockholders' Report. These items should be read in conjunction with the consolidated financial statements presented on pages 34 through 53 of the Stockholders' Report and Exhibit (13)(a), Note 22: Subsequent Event.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated balance sheets as of December 31, 1994, and 1993, and the related consolidated statements of earnings, stockholders' equity and cash flows for the years ended December 31, 1994, 1993, and 1992, are incorporated in this Form 10-K by reference to pages 34 through 53 of the Stockholders' Report and to Exhibit (13)(a), Note 22: Subsequent Event, together with the report of KPMG Peat Marwick LLP dated February 20, 1995, except as to Note 22 which is as of March 20, 1995, on page 6 of this Form 10-K. Supplementary selected quarterly financial data is incorporated in this Form 10-K by reference to pages 32 and 33 of the Stockholders' Report.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    No reports on Form 8-K were filed during 1994 or 1993 relating to any disagreements with accountants on accounting and financial disclosure.


                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                     AND

ITEM 11. EXECUTIVE COMPENSATION

    The information called for by Items 10 and 11 of this Form 10-K report for the fiscal year ended December 31, 1994, has been omitted, except for the information presented below, because the company on or about March 24, 1995, will file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to regulation 14(a) under the Securities Exchange Act of 1934.

Executive Officers

    The company's executive officers along with their present position, offices held and activities during the past five years are presented below. All officers normally are elected annually and serve at the pleasure of the Board of Directors. The company's non-employee directors and their business experience during the past five years are listed in the company's Proxy Statement.

    Paul J. Baduini, 47, vice president since 1993; business unit director for ion exchange resins since 1992; previously manager of the Southern Cone countries from 1990 to 1991 and general manager of Rohm and Haas Brazil from 1988 to 1991.

    Albert H. Ceasar, 57, vice president since 1993; business unit director and president of AtoHaas North America Inc. since 1992; previously business unit director for performance plastics from 1989 to 1992.

    Nance K. Dicciani, 47, vice president since 1993; business unit director for petroleum chemicals since 1991; previously general manager for business development and technology, chemicals group for Air Products and Chemicals, Inc. from 1990 to 1991.

    Robert M. Downing, 52, vice president since 1993; operations director for the North American region since 1986.

    David T. Espenshade, 56, vice president since 1993; director of materials management since 1990.

    J. Michael Fitzpatrick, 48, vice president since 1993; director of research since 1993; previously general manager of Rohm and Haas (UK) Limited and business director for polymers and resins from 1990 to 1993.

    Donald C. Garaventi, 58, vice president since 1982; business group executive for polymers, resins and monomers and business unit director for polymers and resins since 1989.

    Marisa Guerin, 42, vice president since 1994; director of human resources since 1994; previously manager of training and development from 1991 to 1994 and director of human resources at the Philadelphia plant from 1990 to 1991.

    Rajiv L. Gupta, 49, vice president since 1993; regional director of Pacific since 1993; previously business unit director for plastics additives from 1989 to 1993.

    Howard C. Levy, 51, vice president since 1993; business unit director for biocides since 1989.

    Phillip G. Lewis, 44, vice president since 1993; director of safety, health and environmental affairs and product integrity since 1993; previously director of safety, health and environmental affairs from 1989 to 1993 and corporate medical director from 1987 to 1993.

    Enrique F. Martinez, 57, vice president and regional director of Latin America since 1989.

    John P. Mulroney, 59, director since 1982; president and chief operating officer since 1986; director of Teradyne Inc. and Aluminum Company of America.

    Robert E. Naylor, 62, director since 1986; group vice president and regional director of North America since 1989; director of Airgas, Inc.

    Richard G. Peterson, 56, vice president since 1987; business group executive for performance chemicals since 1989.

    Frank R. Robertson, 54, vice president since 1991; business unit director for polymers and resins, North America, since 1989.

    Fred W. Shaffer, 62, vice president since 1977; chief financial officer since 1978.

    William H. Staas, 51, vice president since 1993; business unit director for monomers since 1990.

    John F. Talucci, 55, vice president and business group executive for agricultural chemicals since 1989.

    Charles M. Tatum, 47, vice president since 1990; business unit director of plastics additives since 1993; previously director of research from 1989 to 1993.

    Basil A. Vassiliou, 60, vice president since 1986; regional director of Europe since 1985; business group executive for plastics since 1991.

    Robert P. Vogel, 50, vice president since 1993; general counsel responsible for legal, insurance, tax and regulatory matters since 1994; previously associate general counsel, regulatory counsel and director of safety, health and environment and product integrity from 1991 to 1993 and associate general counsel and regulatory counsel from 1983 to 1990.

    J. Lawrence Wilson, 59, director since 1977; chairman of the board and chief executive officer since 1988; director of The Vanguard Group of Investment Companies and Cummins Engine Company, Inc.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The security ownership of certain beneficial owners and management is incorporated in this Form 10-K by reference to pages 16 and 17 of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about March 24, 1995.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information called for by Item 13 is incorporated in this Form 10-K by reference to pages 16 and 17 of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about March 24, 1995.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Documents filed as part of this report:

        1. Financial Statements

           The consolidated financial statements of Rohm and Haas Company are incorporated in this Form 10-K by reference to pages 34 through 53 of the Stockholders' Report, a complete copy of which follows page 6 of this report, and to Exhibit (13)(a),
        Note 22: Subsequent Event, together with the report of KPMG
        Peat Marwick LLP dated February 20, 1995, except as to Note 22, which is as of March 20, 1995, on page 6 of this Form 10-K.

        2. Financial Statement Schedule

           The following supplementary financial information is filed in this Form 10-K and should be read in conjunction with the financial statements in the Stockholders' Report:

                                                                    PAGE

        Independent Auditors' Report ..............................   6

        Schedule submitted:

        VIII - Valuation and qualifying accounts for the years
               1994, 1993 and 1992 .................................. 7

           The schedules not included herein are omitted because they are not applicable or the required information is presented in the financial statements or related notes.

        3. Exhibits

           Exhibit (3), Certificate of Incorporation and By-Laws, reflecting amendments approved by the Board of Directors on October 13, 1994, is attached as pages 8 through 22 of this Form 10-K.

           Exhibit (12), Computation of Ratio of Earnings to Fixed Charges for the company and subsidiaries, is attached as page 23 of this Form 10-K.

           Exhibit (13), Annual Report to Stockholders, which follows page 6 of this Form 10-K.

           Exhibit (13)(a), Note 22 to the Consolidated Financial Statements:
        Subsequent Event, is attached as page 24 of this Form 10-K.

           Exhibit (22), Subsidiaries of the registrant, is attached as page 25 of this Form 10-K.

           Exhibit (24), Consent of independent certified public accountants, is attached as page 27 of this Form 10-K.

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

                                                    /s/ Fred W. Shaffer
                                             ---------------------------------
                                                       Fred W. Shaffer
                                                     Vice President and
                                                   Chief Financial Officer

March 27, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 27, 1995 by the following persons on behalf of the registrant and in the capacities indicated.


------------------------------------------------------------------------------
         SIGNATURE AND TITLE                       SIGNATURE AND TITLE
------------------------------------------------------------------------------

      /s/ J. Lawrence Wilson                       /s/ Sandra O. Moose
-----------------------------------        -----------------------------------
        J. Lawrence Wilson                            Sandra O. Moose
Director, Chairman of the Board and                      Director
     Chief Executive Officer

       /s/ Fred W. Shaffer                        /s/ John P. Mulroney
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

      /s/ Daniel B. Burke                         /s/ Gilbert S. Omenn
-----------------------------------        -----------------------------------
         Daniel B. Burke                             Gilbert S. Omenn
            Director                                      Director

      /s/ Earl G. Graves                          /s/ Ronaldo H. Schmitz
-----------------------------------        -----------------------------------
         Earl G. Graves                              Ronaldo H. Schmitz
            Director                                      Director

     /s/ James A. Henderson                       /s/ Alan Schriesheim
-----------------------------------        -----------------------------------
        James A. Henderson                          Alan Schriesheim
            Director                                      Director

      /s/ John H. McArthur                       /s/ Marna C. Whittington
-----------------------------------        -----------------------------------
         John H. McArthur                           Marna C. Whittington
            Director                                      Director

     /s/ Paul F. Miller, Jr.
-----------------------------------
        Paul F. Miller, Jr.
            Director

                        INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Rohm and Haas Company:

    We have audited the consolidated balance sheets of Rohm and Haas Company and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule on page 7. These consolidated financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rohm and Haas Company and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

    As discussed in Notes 5 and 8 to the consolidated financial statements, the company adopted the provisions of Financial Accounting Standards Board Statement No. 112, "Accounting for Postemployment Benefits" in 1993, and the provisions of Financial Accounting Standards Board Statement No. 106, "Accounting for Postretirement Benefits Other Than Pensions," and No. 109, "Accounting for Income Taxes" in 1992.




                                                   /s/ KPMG PEAT MARWICK LLP
                                             ---------------------------------
                                                       KPMG PEAT MARWICK LLP


Philadelphia, PA
February 20, 1995, except
as to Note 22, which is as of
March 20, 1995