Form 10-Q
period 1995-03-31
ROHM & HAAS CO
filed 1995-05-10
CIK 84792

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549

                                FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED MARCH 31, 1995              COMMISSION FILE NUMBER 1-3507



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


   Common stock outstanding at May 5, 1995:         67,658,120 SHARES

                      ROHM AND HAAS COMPANY AND SUBSIDIARIES

                                     FORM 10-Q

PART I   -   FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

The following are incorporated herein by reference to pages 6 through 9 of the company's Quarterly Report to Stockholders for the first quarter of 1995, a complete copy of which is attached as Exhibit 20.

     1.  Statements of Consolidated Earnings

     2.  Statements of Consolidated Cash Flows

     3.  Consolidated Balance Sheets

     4.  Notes to Consolidated Financial Statements

ITEM 2.  -   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

The management discussion and analysis is incorporated herein by reference to pages 2 and 3 of the company's Quarterly Report to Stockholders for the first quarter of 1995, a complete copy of which is attached as Exhibit 20.

PART II  -   OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

A discussion of legal proceedings is incorporated herein by reference to page 9 of the company's Quarterly Report to Stockholders for the first quarter of 1995, a complete copy of which is attached as Exhibit 20.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         Exhibit (12) - Computation of Ratio of Earnings to Fixed Charges for the company and subsidiaries.

         Exhibit (20) - Copy of the company's Quarterly Report to Stockholders for the quarter ended March 31, 1995.

         Exhibit (27) - Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter ended March 31, 1995.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





DATE: May 10, 1995                    ROHM AND HAAS COMPANY
      ------------                          (Registrant)




                                           FRED W. SHAFFER
                                          VICE PRESIDENT AND
                                       CHIEF FINANCIAL OFFICER

                             EXHIBIT INDEX

            (Pursuant to Part 232.102(d) of Regulation S-T)


Exhibit
  No.                            Description
- -------    -----------------------------------------------------------
(12)         Computation of Ratio of Earnings to Fixed Charges
(20)         Copy of Quarterly Report to Stockholders
(27)         Financial Data Schedule