Form 10-Q
period 1995-06-30
ROHM & HAAS CO
filed 1995-08-08
CIK 84792

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549

                                FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 1995            COMMISSION FILE NUMBER 1-3507

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

    Common stock outstanding at August 4, 1995:         67,536,210 SHARES

                  ROHM AND HAAS COMPANY AND SUBSIDIARIES

                                FORM 10-Q

PART I  -  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The following are incorporated herein by reference to pages 9 through 12 of the company's Quarterly Report to Stockholders for the second quarter of 1995, a complete copy of which is attached as Exhibit 20.

    1. Statements of Consolidated Earnings

    2. Statements of Consolidated Cash Flows

    3. Consolidated Balance Sheets

    4. Notes to Consolidated Financial Statements

ITEM 2. -  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

The management discussion and analysis is incorporated herein by reference to pages 2 through 5 of the company's Quarterly Report to Stockholders for the second quarter of 1995, a complete copy of which is attached as Exhibit 20.

PART II  -  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

A discussion of legal proceedings is incorporated herein by reference to pages 5 and 12 of the company's Quarterly Report to Stockholders for the second quarter of 1995, a complete copy of which is attached as Exhibit 20.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The company's 77th annual meeting of stockholders was held on May 1, 1995, in Philadelphia, Pennsylvania.

    (c) The following is a tabulation of the results of voting by security holders:

           Election of directors:
                  Nominees                Votes For           Votes Withheld
           ----------------------         ----------          --------------
           George B.  Beitzel             63,610,601             316,675
           Daniel B. Burke                63,584,540             342,736
           Earl G. Graves                 63,577,888             349,388
           James A. Henderson             63,620,654             306,622
           John H. McArthur               63,618,432             308,844
           Paul F. Miller, Jr.            63,606,216             321,060
           Sandra O. Moose                63,604,110             323,166
           John P. Mulroney               63,607,857             319,419
           Robert E. Naylor, Jr.          63,550,409             376,867
           Gilbert S. Omenn               63,624,872             302,404
           Ronaldo H. Schmitz             63,406,582             520,694
           Alan Schriesheim               63,603,259             324,017
           Marna C. Whittington           63,613,345             313,931
           J. Lawrence Wilson             63,567,139             360,137

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits:

                Exhibit (12) - Computation of Ratio of Earnings to Fixed Charges for the company and subsidiaries.

                Exhibit (20) - Copy of the company's Quarterly Report to Stockholders for the quarter ended June 30, 1995.

                Exhibit (27) - Financial Data Schedule

     (b)    No reports on Form 8-K were filed during the quarter ended
            June 30, 1995.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 8, 1995                      ROHM AND HAAS COMPANY
      --------------                           (Registrant)


                                             FRED W. SHAFFER
                                           VICE PRESIDENT AND
                                        CHIEF FINANCIAL OFFICER

                              EXHIBIT INDEX

             (Pursuant to Part 232.102(d) of Regulation S-T)

Exhibit
  No.                                 Description
-------         ----------------------------------------------------------
(12)            Computation of Ratio of Earnings to Fixed Charges
(20)            Copy of Quarterly Report to Stockholders
(27)            Financial Data Schedule