Form 10-Q
period 1996-06-30
ROHM & HAAS CO
filed 1996-08-08
CIK 84792

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549

                                FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED JUNE 30, 1996               COMMISSION FILE NUMBER 1-3507


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


                         Yes  __X__      No _____


         Common stock outstanding at July 31, 1996:  65,081,285 SHARES
                                                     -----------------

                      ROHM AND HAAS COMPANY AND SUBSIDIARIES

                                     FORM 10-Q

PART I  --   FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

The following are incorporated herein by reference to pages 9 through 12 of the company's Quarterly Report to Stockholders for the second quarter of 1996, a complete copy of which is attached as Exhibit 20.

     1.  Statements of Consolidated Earnings

     2.  Statements of Consolidated Cash Flows

     3.  Consolidated Balance Sheets

     4.  Notes to Consolidated Financial Statements

ITEM 2. --   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

The management discussion and analysis is incorporated herein by reference to pages 2 through 5 of the company's Quarterly Report to Stockholders for the second quarter of 1996, a complete copy of which is attached as Exhibit 20.

PART II --   OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

A discussion of legal proceedings is incorporated herein by reference to pages 5 and 12 of the company's Quarterly Report to Stockholders for the second quarter of 1996, a complete copy of which is attached as Exhibit 20.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The company's 77th annual meeting of stockholders was held on May 6, 1996, in Philadelphia, Pennsylvania.

(c) The following is a tabulation of the results of voting by security holders:

    Election of directors:
          Nominees                 Votes For         Votes Withheld
    ----------------------         ---------         --------------
    George B.  Beitzel             65,535,137           393,913
    Daniel B. Burke                65,522,369           406,681
    Earl G. Graves                 65,503,879           425,171
    James A. Henderson             65,537,255           391,795
    John H. McArthur               65,517,093           411,957
    Paul F. Miller, Jr.            65,520,666           408,384

    Sandra O. Moose                65,524,095           404,955
    John P. Mulroney               65,525,340           403,710
    Gilbert S. Omenn               65,556,173           372,877
    Ronaldo H. Schmitz             65,528,549           400,501
    Alan Schriesheim               65,526,895           402,155
    Marna C. Whittington           65,529,133           399,917
    J. Lawrence Wilson             65,533,014           396,036

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         Exhibit (12) -- Computation of Ratio of Earnings to Fixed Charges for the company and subsidiaries.

         Exhibit (20) -- Copy of the company's Quarterly Report to Stockholders for the quarter ended June 30, 1996.

         Exhibit (27) -- Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter ended
         June 30, 1996.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: August 8, 1996                  ROHM AND HAAS COMPANY
      --------------                        (Registrant)



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