Form 10-K
period 1996-12-31
ROHM & HAAS CO
filed 1997-03-21
CIK 84792

==============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13
                   OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996      COMMISSION FILE NUMBER 1-3507
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

Aggregate market value of voting stock held by nonaffiliates of the registrant as of March 7, 1997: $3,800,305,465

Common stock outstanding at March 7, 1997:  62,868,326 SHARES.

Documents incorporated by reference:

    Part I   --Annual Report to Stockholders for year ended December 31, 1996
    Part II  --Annual Report to Stockholders for year ended December 31, 1996
    Part III --Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about March 21, 1997, except the Report on Executive Compensation and Graph titled "Cumulative Total Return to Shareholders" on pages 13 through 16.
    Part IV  --Annual Report to Stockholders for year ended December 31, 1996

==============================================================================

                                PART I

ITEM 1. BUSINESS

    The information indicated below appears in the 1996 Annual Report to Stockholders (Stockholders' Report) and is incorporated by reference:

                                                              PAGE OF
                                                           STOCKHOLDERS'
                                                               REPORT
                                                           -------------

Business operations:
  Polymers, Resins and Monomers ..........................       14
  Performance Chemicals ..................................       16
  Plastics ...............................................       17
  Agricultural Chemicals .................................       19

Industry segment information for years 1994-96 ...........       42

Foreign operations for years 1994-96 .....................       42

Employees ................................................       54


    Raw Materials

    The company uses a variety of commodity chemicals as raw materials in its operations. In most cases, these raw materials are purchased from multiple sources under long-term contracts. Most of these materials are hydrocarbon derivatives such as propylene, acetone and styrene.

    Competition

    The principal market segments in which the company competes are described in the company's Annual Report to Stockholders on pages 14 through 19. The company experiences vigorous competition in each of these segments. The company's competitors include many large multinational chemical firms based in Europe, Japan and the United States. In some cases, the company competes against firms which are producers of commodity chemicals which the company must purchase as the raw materials to make its products. The company, however, does not believe this places it at any significant competitive disadvantage. The company's products compete with products offered by other manufacturers on the basis of price, product quality and specifications, and customer service. Most of the company's products are specialty chemicals which are sold to customers who demand a high level of customer service and technical expertise from the company and its sales force.

    Research and Development

    The company maintains its principal research and development laboratories at Spring House, Pennsylvania. Research and development expenses, substantially all company sponsored, totaled $187,000,000, $194,000,000 and $201,000,000 in 1996, 1995 and 1994, respectively.
Approximately 15% of the company's employees were engaged in research and development activities in 1996, 1995 and 1994.

    Environmental Matters

    A discussion of environmental matters is incorporated herein by reference to pages 27 and 28 of the Stockholders' Report.

ITEM 2. PROPERTIES

    The company, its subsidiaries and affiliates presently operate 48 manufacturing facilities in 22 countries. A list identifying those facilities is found on page 60 of the company's Annual Report to Stockholders which is hereby incorporated by reference. Additional information addressing the suitability, adequacy and productive capacity of the company's facilities is found on pages 28 and 29 of the company's Stockholders' Report and throughout the various business discussions of the company's industry segments found on pages 14 through 19 of the Stockholders' Report.

ITEM 3. LEGAL PROCEEDINGS

    A discussion of legal proceedings is incorporated herein by reference to pages 51 and 52 of the Stockholders' Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of 1996.


                                PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

    The company's common stock of $2.50 par value is traded on the New York Stock Exchange (Symbol: ROH). There were 4,438 registered common stockholders as of March 7, 1997. The 1996 and 1995 quarterly summaries of the high and low prices of the company's common stock and the amounts of dividends paid on common stock are presented on pages 32 and 33 of the Stockholders' Report and are incorporated in this Form 10-K by reference.

ITEM 6. SELECTED FINANCIAL DATA

    The company's summary of selected financial data and related notes for the years 1992 through 1996 are incorporated in this Form 10-K by reference to pages 54 through 56 of the Stockholders' Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's discussion and analysis of 1994 to 1996 results is incorporated herein by reference to pages 22 through 31 of the Stockholders' Report. These items should be read in conjunction with the consolidated financial statements presented on pages 34 through 53 of the Stockholders' Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated balance sheets as of December 31, 1996, and 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for the years ended December 31, 1996, 1995, and 1994, together with the report of KPMG Peat Marwick LLP dated February 24, 1997 are incorporated in this Form 10-K by reference to pages 34 through 53 of the Stockholders' Report. Supplementary selected quarterly financial data is incorporated in this Form 10-K by reference to pages 32 and 33 of the Stockholders' Report.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    No reports on Form 8-K were filed during 1996 or 1995 relating to any disagreements with accountants on accounting and financial disclosure.


                               PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                  AND

ITEM 11. EXECUTIVE COMPENSATION

    The information called for by Items 10 and 11 of this Form 10-K report for the fiscal year ended December 31, 1996, has been omitted, except for the information presented below, because the company on or about March 21, 1997, will file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to regulation 14(a) under the Securities Exchange Act of 1934.

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

    Thomas L. Archibald, 47, effective April 1, 1997, will become vice president and director of engineering and manufacturing; previously plant manager for the Louisville, Kentucky plant.

    Paul J. Baduini, 49, vice president since 1993; business unit director for ion exchange resins since 1992.

    Albert H. Caesar, 59, vice president since 1993; business unit director and president of AtoHaas Americas Inc. since 1992.

    A. Wayne Carney, 48, vice president since 1995; business unit director for formulation chemicals since 1990.

    Patrick R. Colau, 51, vice president since 1995; business unit director for polymers and resins since 1996; previously chief operating officer from 1994 to 1995 and chief executive officer from 1992 to 1994 of Shipley Company.

    Nance K. Dicciani, 49, vice president since 1993; business unit director for monomers and chairman of RohMax since 1996; previously business unit director for petroleum chemicals from 1991 to 1996.

    Robert M. Downing, 53, vice president since 1993; operations director for the North American region since 1986.

    David T. Espenshade, 58, vice president since 1993; director of materials management since 1990.

    Carlos Estevez, 54, vice president since 1996; regional director for Latin America since 1996; previously business director for agricultural chemicals in Latin America from 1994 to 1996 and general manager of Rohm and Haas Brazil and Southern Cone countries from 1992 to 1996.

    J. Gary Fischette, 62, vice president since 1995; director of engineering since 1990.

    J. Michael Fitzpatrick, 50, vice president since 1993; Chief Technology Officer since 1996; previously director of research since 1993 and general manager of Rohm and Haas (UK) Limited and European regional business director for polymers and resins from 1990 to 1993.

    Marisa L. Guerin, 44, vice president since 1994; director of human resources since 1994; previously manager of training and development from 1991 to 1994.

    Rajiv L. Gupta, 51, vice president since 1993; regional director of Asia-Pacific since 1993; previously business unit director for plastics additives from 1989 to 1993.

    Howard C. Levy, 53, vice president since 1993; business unit director for biocides since 1989.

    Philip G. Lewis, 46, vice president since 1993; director of safety, health and environmental affairs and product integrity since 1993; previously director of safety, health and environmental affairs from 1989 to 1993 and corporate medical director from 1987 to 1993.

    John P. Mulroney, 61, director since 1982; president and chief operating officer since 1986; director of Teradyne Inc. and Aluminum Company of America.

    Fred W. Shaffer, 64, vice president since 1978; chief financial officer since 1979.

    Richard C. Shipley, 51, vice president since 1996; president of Shipley Company L.L.C. since 1985.

    William H. Staas, 53, vice president since 1993; director of research since 1996; previously business unit director for monomers from 1990 to 1996.

    David A. Stitely, 57, vice president since 1995; director of information technology and chief information officer since 1990.

    John F. Talucci, 57, vice president and business unit director for agricultural chemicals since 1989.

    Charles M. Tatum, 49, vice president since 1990; business unit director of plastics additives since 1993; previously director of research from 1989 to 1993.

    Basil A. Vassiliou, 62, vice president since 1986; regional director of Europe since 1985; business group executive for plastics since 1991.

    Robert P. Vogel, 52, vice president since 1994; general counsel responsible for legal, insurance, tax and regulatory matters since 1994; previously associate general counsel, regulatory counsel and director of safety, health and environment and product integrity from 1991 to 1993.

    J. Lawrence Wilson, 61, director since 1977; chairman of the board and chief executive officer since 1988; director of The Vanguard Group of Investment Companies and Cummins Engine Company, Inc.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The security ownership of certain beneficial owners and management is incorporated in this Form 10- K by reference to pages 21 through 23 of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about March 21, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information called for by Item 13 is incorporated in this Form 10-K by reference to page 9 of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about March 21, 1997.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Documents filed as part of this report:

         1. Financial Statements

         The consolidated financial statements of Rohm and Haas Company are incorporated in this Form 10-K by reference to pages 34 through 53 of the Stockholders' Report, a complete copy of which follows page 6 of this report, together with the report of KPMG Peat Marwick LLP dated February 24, 1997.

         2. Financial Statement Schedule

         The following supplementary financial information is filed in this Form 10-K and should be read in conjunction with the financial statements in the Stockholders' Report:

                                                                    PAGE
                                                                    ----
    Independent Auditors' Report on Financial Statement Schedule ...  6

    Schedule submitted:

    II -- Valuation and qualifying accounts for the
          years 1996, 1995 and 1994 ................................  7

          The schedules not included herein are omitted because they arenot applicable or the required information is presented in the financial statements or related notes.

         3. Exhibits

         Exhibit (10), Material Contracts. The following compensatory plans are filed as Exhibit (10)(a) and (b) and are attached as pages 9 through 18 of this Form 10-K.

              (a) Agreement between Rohm and Haas and Mr. John F. Talucci

              (b) 1997 Non-Employee Directors' Stock Plan

         The following management compensatory plans, which are subject to stockholders' approval at the annual meeting on May 5, 1997, are incorporated in this Form 10-K by reference to Exhibits A and B of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about March 21, 1997:

              (a) Rohm and Haas Annual Bonus Plan

              (b) Rohm and Haas Long-Term Bonus Plan

         Exhibit (12), Computation of Ratio of Earnings to Fixed Charges for the company and subsidiaries, is attached as page 19 of this Form 10-K.

         Exhibit (13), Annual Report to Stockholders, follows page 6 of this report.

         Exhibit (21), Subsidiaries of the registrant, is attached as page 20 and 21 of this Form 10-K.

         Exhibit (23), Consent of independent certified public accountants, is attached as page 22 of this Form 10-K.

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

                                                    /s/ Fred W. Shaffer
                                             ---------------------------------
                                                       Fred W. Shaffer
                                                     Vice President and
                                                   Chief Financial Officer

March 21, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 21, 1997 by the following persons on behalf of the registrant and in the capacities indicated.


------------------------------------------------------------------------------
         SIGNATURE AND TITLE                       SIGNATURE AND TITLE
------------------------------------------------------------------------------

      /s/ J. Lawrence Wilson                       /s/ Jorge P. Montoya
-----------------------------------        -----------------------------------
        J. Lawrence Wilson                            Jorge P. Montoya
Director, Chairman of the Board and                       Director
     Chief Executive Officer

       /s/ Fred W. Shaffer                         /s/ Sandra O. Moose
-----------------------------------        -----------------------------------
          Fred W. Shaffer                             Sandra O. Moose
        Vice President and                               Director
     Chief Financial Officer

      /s/ George B. Beitzel                       /s/ John P. Mulroney
-----------------------------------        -----------------------------------
         George B. Beitzel                           John P. Mulroney
            Director                                     Director

      /s/ Daniel B. Burke                         /s/ Gilbert S. Omenn
-----------------------------------        -----------------------------------
         Daniel B. Burke                             Gilbert S. Omenn
            Director                                      Director

      /s/ Earl G. Graves                          /s/ Ronaldo H. Schmitz
-----------------------------------        -----------------------------------
         Earl G. Graves                              Ronaldo H. Schmitz
            Director                                      Director

     /s/ James A. Henderson                       /s/ Alan Schriesheim
-----------------------------------        -----------------------------------
        James A. Henderson                          Alan Schriesheim
            Director                                      Director

      /s/ John H. McArthur                       /s/ Marna C. Whittington
-----------------------------------        -----------------------------------
         John H. McArthur                           Marna C. Whittington
            Director                                      Director

     /s/ Paul F. Miller, Jr.
-----------------------------------
        Paul F. Miller, Jr.
            Director

                     INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Rohm and Haas Company:

    Under date of February 24, 1997, we reported on the consolidated balance sheets of Rohm and Haas Company and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, which are included in the 1996 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 14 of the Form 10-K for the year 1996 under the heading "Financial Statement Schedule." This financial statement schedule is the responsibility of the company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

    In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG PEAT MARWICK LLP
                                       -----------------------------------
                                              KPMG PEAT MARWICK LLP

Philadelphia, PA
February 24, 1997

                                                                 SCHEDULE II

                   ROHM AND HAAS COMPANY AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS

                                              YEAR ENDED DECEMBER 31,
                                      ---------------------------------------
                                      1996              1995             1994
                                      ----              ----             ----
                                               (millions of dollars)

Deducted from Accounts Receivable --
  Allowances for losses:
    Balance at beginning of year.....  $12               $11              $10
    Additions charged to earnings....    4                 4                3
    Charge-offs, net of recoveries...   (2)               (3)              (2)
                                       ---               ---              ---
    Balance at end of year...........  $14               $12              $11
                                       ===               ===              ===

                 [THIS PAGE INTENTIONALLY LEFT BLANK]