Form 10-Q
period 1997-06-30
ROHM & HAAS CO
filed 1997-08-13
CIK 84792

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549

                                FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED JUNE 30, 1997               COMMISSION FILE NUMBER 1-3507


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


                         Yes  / X /      No  /  /


      Common stock outstanding at August 8, 1997:  61,597,235 SHARES
                                                   -----------------

                      ROHM AND HAAS COMPANY AND SUBSIDIARIES

                                     FORM 10-Q

PART I  --   FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

The following are incorporated herein by reference to pages 9 through 12 of the company's Quarterly Report to Stockholders for the second quarter of 1997, a complete copy of which is attached as Exhibit 20.

     1.  Statements of Consolidated Earnings

     2.  Statements of Consolidated Cash Flows

     3.  Consolidated Balance Sheets

     4.  Notes to Consolidated Financial Statements

ITEM 2. --   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

The management discussion and analysis is incorporated herein by reference to pages 2 through 5 of the company's Quarterly Report to Stockholders for the second quarter of 1997, a complete copy of which is attached as Exhibit 20.

PART II --   OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

A discussion of legal proceedings is incorporated herein by reference to pages 5 and 12 of the company's Quarterly Report to Stockholders for the second quarter of 1997, a complete copy of which is attached as Exhibit 20.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The company's 78th annual meeting of stockholders was held on May 5, 1997, in Philadelphia, Pennsylvania.

(c) The following is a tabulation of the results of voting by security holders:

    Election of directors:

          Nominees                 Votes For         Votes Withheld
    ----------------------         ---------         --------------
    George B. Beitzel              58,349,026           649,641
    Daniel B. Burke                58,490,493           508,174
    Earl G. Graves                 58,329,424           669,243

    James A. Henderson             58,512,126           486,541
    John H. McArthur               58,494,062           504,605
    Paul F. Miller, Jr.            58,412,913           585,754
    Jorge P. Montoya               58 433,183           565,484
    Sandra O. Moose                58,417,775           580,912
    John P. Mulroney               58,523,231           475,436
    Gilbert S. Omenn               58,428,864           569,803
    Ronaldo H. Schmitz             58,346,488           652,179
    Alan Schriesheim               58,500,890           497,777
    Marna C. Whittington           58,491,157           507,510
    J. Lawrence Wilson             58,434,033           564,634

    Proposal to adopt the Rohm and Haas Company Annual Bonus Plan:

    For         57,102,249
    Against      1,655,652
    Abstain        240,766

    Proposal to adopt the Rohm and Haas Company Long-Term Bonus Plan:

    For         56,158,739
    Against      2,362,047
    Abstain        477,881


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         Exhibit (12) -- Computation of Ratio of Earnings to Fixed Charges for the company and subsidiaries.

         Exhibit (20) -- Copy of the company's Quarterly Report to Stockholders for the quarter ended June 30, 1997.

         Exhibit (27) -- Financial Data Schedule


     (b) On June 4, 1997, the company filed a Report on Form 8-K with the Securities and Exchange Commission, reporting, under Item 5 of said Report, the updating of its Medium Term Note program.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: August 13, 1997                         ROHM AND HAAS COMPANY
      ---------------                               (Registrant)



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