Form 10-Q
period 1998-06-30
ROHM & HAAS CO
filed 1998-08-14
CIK 84792

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549

                                FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED JUNE 30, 1998               COMMISSION FILE NUMBER 1-3507


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



      Common stock outstanding at August 7, 1998:  59,411,762 SHARES
                                                   -----------------

                  ROHM AND HAAS COMPANY AND SUBSIDIARIES

                                FORM 10-Q

Part I -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The following are incorporated herein by reference to pages 9 through 12 of the company's Quarterly Report to Stockholders for the second quarter of 1998, a complete copy of which is attached as Exhibit 20.

     1. Statements of Consolidated Earnings
     2. Statements of Consolidated Cash Flows
     3. Consolidated Balance Sheets
     4. Notes to Consolidated Financial Statements

ITEM 2. - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The management discussion and analysis is incorporated herein by reference to pages 2 through 6 of the company's Quarterly Report to Stockholders for the second quarter of 1998, a complete copy of which is attached as Exhibit 20.

ITEM 3. - MARKET RISK DISCUSSION

Management's discussion of market risk is incorporated herein by reference to page 32 of the 1997 Stockholders' Report filed as Exhibit 13 to the report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on March 27, 1998.


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

A discussion of legal proceedings is incorporated herein by reference to pages 5 and 12 of the company's Quarterly Report to Stockholders for the second quarter of 1998, a complete copy of which is attached as Exhibit 20.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The company's 79th annual meeting of stockholders was held on May 4, 1998, in Philadelphia, Pennsylvania.

     (c) The following is a tabulation of the results of voting by security holders:

Election of directors:

      Nominees               Votes For      Votes Withheld
--------------------         ----------     --------------
William J. Avery             57,075,811         356,246
Daniel B. Burke              57,000,063         431,994
Earl G. Graves               57,054,926         377,131
James A. Henderson           57,069,445         372,612
John H. McArthur             57,081,424         350,633
Jorge P. Montoya             57,069,587         362,470
Sandra O. Moose              57,047,381         384,676
John P. Mulroney             57,077,265         354,792
Gilbert S. Omenn             57,097,839         334,218
Ronaldo H. Schmitz           57,080,696         351,361
Alan Schriesheim             57,028,740         403,317
Marna C. Whittington         57,079,427         352,630
J. Lawrence Wilson           57,082,617         349,440

Proposal to increase the number of authorized shares of common stock:

Common stock only:             Total common and preferred stock combined:

For            52,168,027      For            54,405,631
Against         2,771,777      Against         2,771,777
Abstain           254,239      Abstain           254,649


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         Exhibit (3)(i) - Articles of Incorporation restated as of
         May 4, 1998.

         Exhibit (12) - Computation of Ratio of Earnings to Fixed Charges for the company and subsidiaries.

         Exhibit (20) - Copy of the company's Quarterly Report to Stockholders for the quarter ended June 30, 1998.

         Exhibit (27) - Financial Data Schedules

     (b) On May 7, 1998 the company filed a Report on Form 8-K with the Securities and Exchange Commission, reporting, under Item 4 of said Report, a change in its certifying accountants.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





DATE: August 12, 1998                 ROHM AND HAAS COMPANY
      ---------------                       (Registrant)




                                      BRADLEY J. BELL
                                      VICE PRESIDENT AND
                                      CHIEF FINANCIAL OFFICER

                             EXHIBIT INDEX

            (Pursuant to Part 232.102(d) of Regulation S-T)


Exhibit
  No.                            Description
-------    -----------------------------------------------------------
 (3)(i)      Articles of Incorporation restated as of May 4, 1998
 (12)        Computation of Ratio of Earnings to Fixed Charges
 (20)        Copy of Quarterly Report to Stockholders
 (27.1)      Financial Data Schedule
 (27.2)      Financial Data Schedule