Form 10-Q
period 1998-09-30
ROHM & HAAS CO
filed 1998-11-12
CIK 84792

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549

                                FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED SEPTEMBER 30, 1998          COMMISSION FILE NUMBER 1-3507


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



                         Yes ___X___     No _______



      Common stock outstanding at October 4, 1998:  166,481,479 SHARES
                                                    ------------------

                  ROHM AND HAAS COMPANY AND SUBSIDIARIES

                                FORM 10-Q

PART I -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The following are incorporated herein by reference to pages 9 through 12 of the company's Quarterly Report to Stockholders for the third quarter of 1998, a complete copy of which is attached as Exhibit 20.

     1.  Statements of Consolidated Earnings
     2.  Statements of Consolidated Cash Flows
     3.  Consolidated Balance Sheets
     4.  Notes to Consolidated Financial Statements

ITEM 2. - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The management discussion and analysis is incorporated herein by reference to pages 2 through 6 of the company's Quarterly Report to Stockholders for the third quarter of 1998, a complete copy of which is attached as Exhibit 20.

ITEM 3. - MARKET RISK DISCUSSION

Management's discussion of market risk is incorporated herein by reference to page 32 of the 1997 Stockholders' Report filed as Exhibit 13 to the report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on March 27, 1998.


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

A discussion of legal proceedings is incorporated herein by reference to pages 5 and 12 of the company's Quarterly Report to Stockholders for the third quarter of 1998, a complete copy of which is attached as Exhibit 20.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         Exhibit (12) - Computation of Ratio of Earnings to Fixed Charges for the company and subsidiaries.

         Exhibit (20) - Copy of the company's Quarterly Report to Stockholders for the quarter ended September 30, 1998.

         Exhibit (27) - Financial Data Schedules

     (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





DATE: November 12, 1998               ROHM AND HAAS COMPANY
      -----------------                     (Registrant)




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