Form 10-K
period 1998-12-31
ROHM & HAAS CO
filed 1999-02-26
CIK 84792

==============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13
                   OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998      COMMISSION FILE NUMBER 1-3507
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

Aggregate market value of voting stock held by nonaffiliates of the registrant as of February 15, 1999: $3,887,542,127

Common stock outstanding at February 15, 1999:  167,642,725 SHARES.

Documents incorporated by reference:

    Part III -- Definitive Proxy Statement to be filed with the Securities and Exchange Commission, except the Report on Executive Compensation and Graph titled "Cumulative Total Return to Shareholders" included therein.

==============================================================================

                                  PART I


ITEM 1. BUSINESS

    Performance Polymers

    Performance Polymers includes all six of Rohm and Haas's acrylic-technology businesses, which accounted for 66% of the company's sales in 1998. Following the company's divestiture of its stakes in AtoHaas and RohMax early in 1998, the group emerged in this year's new organization strengthened by a more fully integrated strategy and operations. The result is a stronger focus on current and potential customers of the company's specialty polymer-based products for a wide range of end uses. The integration also streamlines Performance Polymers management and improves its cost structure.

    Overall, the Performance Polymers group performed quite well given the highly uncertain economic environment that prevailed in Asia, Europe and Latin America during 1998. Sales for the year totaled $2.4 billion, a decrease of 10% following the sale of AtoHaas. Volume was flat. Earnings, including several one-time items, increased 24%. Operating earnings increased slightly.

    In 1998, the six Performance Polymers businesses began to benefit from a newly integrated supply chain. The creation of a single infrastructure for the production and distribution of raw materials leverages the combination of all six of Rohm and Haas's acrylics businesses to significantly reduce costs and improve customer service. The Performance Polymers supply-chain initiative produced more than $50 million in permanent cost reductions during the year. In addition, Performance Polymers' inventories at year-end were about 9% lower than at the end of 1997. Supply chain improvement yielded a platform for consistent volume growth, while allowing Performance Polymers to defer construction of significant new monomers capacity until at least 2002.

    Coatings, the largest of the six Performance Polymers businesses, delivered volume increases of more than twice the rate of GDP growth in many markets around the world. Customers' continuing migration from solvent-based coatings to Rohm and Haas's environmentally friendly water-based systems contributed to this growth. Coatings' strong product line drove increases in its share of many key markets, notably in Germany. Important new products, including advancements in opaque polymers and rheology modifiers, aided both market share gains and continued healthy profitability. The business also benefited from geographic expansion into Eastern Europe and South Africa. In 1999, Coatings looks forward to continued gains in market share and geographic growth, as well as the development of new technologies that will continue to broaden its range of product offerings.

    Specialty Polymers posted small declines in its volume and sales due to global overcapacity in adhesives, paper chemicals and leather resulting in part from Asia's economic turmoil. Its textiles and non-woven binding unit, however, made healthy gains in profitability. The business also made significant progress in the development of new, lower cost-in-use products for both coated paper and paperboard and pressure sensitive adhesives markets. These and other new products to be introduced in 1999 will offer Rohm and Haas customers the means to improve their competitive position. Specialty Polymers expects to return to its accustomed rates of sales and volume growth in the second half of 1999, driven by improved market conditions and the impact of its new product introductions.

    Plastics Additives faced a very competitive environment in 1998, as a portion of its customer base faced weakened demand for polyvinyl chloride packaging. Profitability was solid in most regions, driven by continued growth in building and construction markets, while Asian results failed to meet expectations due to the region's continuing macroeconomic crises. Plastics Additives made a number of advancements in new products, including the development of new and improved weatherable impact modifiers sought by customers. Capacity additions were announced in many geographic regions, as new technology yielded the prospect of greater volume at modest cost. During the year, Plastics Additives received several supplier achievement awards, including the respected Six Sigma Quality Award from General Electric Co. in recognition of a new product that has delivered significant process improvements, along with greatly reduced downtime and rejects, to one of GE Plastics' customers.

    Building Products posted strong growth thanks to continued market penetration of its recently introduced products as well as renewed alignment with its strategic customers. Latin America, North America and Europe each contributed to the growth. The roof tile and siding business expanded its customer base in North America, Latin America, Southeast Asia and China. The strongest growth in the floor care business came in Latin America and North America. The exterior finishings and installation systems business increased its penetration of the European market, and continued to benefit from its relationships with strategic customers in North America. The caulks and sealants business, meanwhile, offset significant competitive pressures with improved positions among its major customers. In 1999, Building Products expects continued growth in excess of GDP rates, driven by new product introductions and expanded geographic presence.

    Monomers: Most of Rohm and Haas's monomer production is used internally in the manufacture of specialty products by the other Performance Polymers businesses. During 1998, external sales by the Monomers business totaled $337 million, up 26% from 1997. The divestiture of the company's stake in AtoHaas resulted in new external sales to that business, which accounted for most of the overall sales increase. Monomers also saw significant growth in sales to producers of superabsorbent materials and other acrylic polymers. The company foresees continued expansion of its monomers production for both internal and external use in 1999.

    Formulation Chemicals grew at double-digit rates in Asia and Latin America, as its products continued to attract new customers around the world. In order to keep pace with geographic growth, the business will open a new polyacrylate production facility in Map Ta Phut, Thailand, in early 1999. Asian and Latin American growth offset modest volume declines in North America and Europe, where some consumers switched from powder detergents. Formulation Chemicals commercially launched Optidose(TM) polymers and test kits for the water treatment industry. The business's alliance with International Specialty Products Inc., meanwhile, continues to extend the reach of Rohm and Haas's acrylic technology into a wide range of personal-care products, from hair sprays to skin lotions to sunscreens. Formulation Chemicals expects future growth to come in part from the sale of Duramax(TM) ceramic additives, a key new product line, as well as from the worldwide expansion of our strategic customer's premium laundry detergent brands, which drives the demand for multi-benefit Acusol(R) polymers.

    Together, Performance Polymers expects growth in 1999 from a number of sources. New technology development will expand the product offerings of each of the group's businesses. Geographic growth, meanwhile, will be enhanced by the addition of significant emulsion facilities in KwaZulu, South Africa, and Shanghai, China, as well as by the expansion of production capacity at Tudela, Spain.

PERFORMANCE
POLYMERS            1998 SALES    PRODUCTS/MARKETS                   COMPETITORS
-------------------|-------------|------------------------------------|------------------------
COATINGS            $843 million  Binders and additives used in:       o BASF
                                  o Architectural coatings             o Clariant
                                  o Traffic paints                     o Union Carbide
                                  o Maintenance coatings




-------------------|-------------|------------------------------------|------------------------
SPECIALTY POLYMERS  $469 million  High-performance polymers used in:   o Dow Chemical
                                  o Adhesives                          o BASF
                                  o High-quality paper                 o Rhodia
                                  o Leather                            o Japan Synthetic Rubber
                                  o Textiles and non-woven fiber


-------------------|-------------|------------------------------------|------------------------
PLASTICS ADDITIVES  $356 million  High-performance polymers used in:   o Kaneka
                                  o Vinyl siding                       o Mitsubishi Rayon
                                  o Window profiles                    o Elf Atochem
                                  o Pipe
                                  o Film
                                  o Bottles
                                  o Engineering plastics
-------------------|-------------|------------------------------------|------------------------
BUILDING PRODUCTS   $300 million  High-performance polymers used in:   o BASF
                                  o Floor polishes                     o Union Carbide
                                  o Roof coatings                      o Clariant
                                  o Caulks and sealants
                                  o Cement modifiers
                                  o Roof tile and siding
                                  o Elastomeric coatings
                                  o Wood coatings
-------------------|-------------|------------------------------------|------------------------
MONOMERS            $337 million  Feedstocks for the acrylic chain,    o BASF
                                  including:                           o ICI
                                  o Acrylic acid and derivatives       o Elf Atochem
                                  o Methyl methacrylate and
                                    derivatives
                                  o Specialty monomers
-------------------|-------------|------------------------------------|------------------------
FORMULATION         $142 million  High-performance polymers used in:   o BASF
CHEMICALS                         o Detergents                         o National Starch (ICI)
                                  o Water treatment                    o Rhodia
                                  o Industrial cleaning
                                  o Personal care
-------------------|-------------|------------------------------------|------------------------

    Electronic Materials

    Technology was the key to Electronic Materials' resilient performance amid the macroeconomic adversity that prevailed among its customers during much of 1998. Rohm and Haas's businesses in this group adapted well to short-term market fragility, even as they took a number of decisive steps to improve their platforms for significant long-term growth.

    Electronic Materials sales for the year totaled $398 million, $1 million less than in 1997; volume was also flat. Earnings for the group were $45 million, down 13% from 1997.

    The biggest single news item for Electronic Materials came at the end of the year, when Rohm and Haas announced an agreement to acquire LeaRonal, a New York-based specialty chemical company with sales of $242 million in its 1998 fiscal year. Following the close of the acquisition in January 1999, Shipley Company began the process of combining LeaRonal with its printed wiring board (PWB) business. The resulting division of Shipley, named Shipley Ronal, unites two very strong and highly complementary technologies for printed wiring boards, metal finishing and other specialty applications. Shipley Ronal expects its full range of specialty chemical products for the PWB industry to be a particularly strong driver of future growth.

    In January 1999, Electronic Materials also increased its ownership stake in Rodel, Inc., to 48%. Rodel, a worldwide leader in chemical-mechanical planarization, delivers specialty products based on this key enabling technology to makers of semi-conductors around the world. Rohm and Haas first bought part of Rodel in June 1997, and has long admired that company's technologies and entrepreneurial spirit.

    The PWB and semiconductor industries that Shipley and Rodel serve suffered from significant macroeconomic weakness in 1998. Asian economic turmoil caused lower than expected activity in end-use markets.
Industry prices, meanwhile, generally decreased in each region of the world. Electronics producers in many markets deferred capital spending projects intended to increase capacity, in some cases by sizable margins.

    Shipley Company's microelectronics business performed relatively well in this environment, and was able to maintain good sales and earnings. Throughout the year, the company strengthened its worldwide leadership position in deep-UV and advanced I-line photoresists, the leading-edge technologies used in semiconductor photolithography. Shipley also improved its position in anti-reflective coatings, another important component of semiconductor fabrication. Results were best in Europe and North America. In Asia, Japan and Korea posed the most difficult operating environments, while Taiwan delivered strong growth.

    Shipley's PWB business faced one of its most difficult years around the world. New technology development did not fully offset the overall business situation in 1998, but is expected to contribute strongly to improved results in 1999. The addition of LeaRonal's complementary technologies and manufacturing capacity will drive future growth and profitability. In particular, as printed wiring board designs become increasingly complex, Shipley Ronal foresees its photoresists for PWB imaging increasing their share of market.

    Electronic Materials took a number of other steps to improve its operations during the year. Shipley fully integrated the commercial and manufacturing operations of Pratta, which was acquired in 1997. LG-Shipley, a joint venture with South Korea's LG Chemical Group, was implemented in the first half of 1998. Operational discipline and raw material costs were a high priority in 1998 and will remain a focus for continued improvements in 1999.

    In late 1998, the worldwide electronics industry began to show initial signs of recovery. Barring further economic shocks, Electronic Materials expects its customers to return to their historical growth rates during the course of 1999.

ELECTRONIC
MATERIALS           1998 SALES    PRODUCTS/MARKETS                   COMPETITORS
-------------------|-------------|------------------------------------|------------------------
ELECTRONIC          $398 million  o Specialty chemical processes       o TOK
MATERIALS                           for printed wiring board           o Arch Chemicals
                                    manufacture                        o AZ/Clariant
                                                                       o JSR
                                  o Photoresists and ancillaries       o Sumitomo
                                    for semiconductor fabrication      o MacDermid
                                                                       o Atotech
                                  o Slurries and pads for chemical-
                                    mechanical planarization,
                                    used by makers of semiconductors
                                    (Rodel, Inc.: 48% owned,
                                    effective January 15, 1999)

                                  o Specialty chemicals for
                                    connectors and semiconductor
                                    packaging

                                  o Plating technology for
                                    surface-finishing industry
-------------------|-------------|------------------------------------|------------------------


    Chemical Specialties

    Chemical Specialties encompasses those Rohm and Haas businesses that independently serve the specialty chemical needs of their customers. The group has a broad range of chemistries and other expertise at its disposal, from gene-switching mechanisms useful in a range of biological applications to chromatography chemistries for the pharmaceutical industry. Chemical Specialties is also the segment of the Rohm and Haas portfolio in which the company plans to develop independent new businesses, whether they originate with the company's R&D efforts or through an acquisition of technologies from an external source.

    Overall, the Chemical Specialties group performed well during 1998. Sales for the year totaled $875 million, a 1% decrease from the sales posted in 1997 by the businesses that now comprise Chemical Specialties. Volume was flat. Earnings for the group were $72 million, down 15% from 1997.

    The largest of the Chemical Specialties businesses, Agricultural Chemicals, posted slightly higher sales over 1997; results were best in North America and Latin America. Dithane fungicide and the Mimic(TM), Confirm(R) and Intrepid(TM) molt accelerating compounds drove gains in both sales and profitability. The business's biotechnology group licensed its gene-switching technology to Invitrogen, a maker of materials used in biotechnology research.

    During the year, Agricultural Chemicals increased its focus on building relationships with distributors around the world. The business increased its ownership stake in AgLead, a key distributor in Japan, to 70%, and took a minority interest in Isagro Italia, a firm that commercializes and distributes crop protection products in Europe. Agricultural Chemicals also signed a joint venture agreement for the production of Dithane in China. In 1999, Agricultural Chemicals plans continued development of its product distributor network in Latin America, Europe and Asia-Pacific. The business also expects to benefit from its supply chain efforts around the world, reducing inventories while improving customer service.

    Ion Exchange Resins capped its multiyear turnaround efforts with a good performance in 1998. Over the past few years, this business has focused on rationalizing its product portfolio, improving its cost structure and strengthening its operations. In 1998, this process had yielded sufficient progress to allow Ion Exchange Resins to begin to target new markets and new applications of its specialty resins.

    With the exception of the European and Asia-Pacific Regions, Ion Exchange Resins turned in healthy sales and earnings around the world. The business's specialty focus drove performance of its products for makers of chemical warfare decontamination kits, a highly differentiated product with demanding performance standards. Electric utilities, particularly those that operate nuclear-powered generators, fueled growth of resins for industrial water purification, another application with exacting specifications. The business also posted particularly strong demand from producers of specialty filters for drinking water. While cost-consciousness will remain a priority, Ion Exchange Resins expects to continue its newly earned focus on profitable growth in 1999.

    Rohm and Haas's Biocides business experienced reasonably good demand during 1998, yielding roughly flat sales for the year compared to 1997.
The business's improved cost structure helped produce the business's first significant earnings gain in several years. Continued strength in Europe and North America were somewhat offset by weakness in the paper and pulp markets, in which manufacturers worldwide faced overcapacity and resulting low-cost exports from Asia. Also during 1998, Biocides strengthened its commitment to its markets with increased focus on developing newer, safer processes that yield greater customer value. The SeaNine(R) biocide product, which offers shipbuilders an environmentally friendly means of protecting ship hulls from barnacle growth, benefited from broader awareness of the environmental concerns caused by tin-based anti-barnacle formulations of marine paints.

    Primenes posted volume growth in 1998 in its fuel and plastics additives segments. In the business's annual customer satisfaction survey, respondents rated Primenes in the top quartile for product quality, order processing, delivery, responsibility and the quality of the business's partnerships. Primenes expects strong growth in 1999.

    TosoHaas, a joint venture between Rohm and Haas and Tosoh Corp., realized good results driven by rapid growth in the pharmaceutical and biotechnology industries. The business expects growing demand in 1999 from established as well as newly developing areas requiring bioseparation tools.

CHEMICAL
SPECIALTIES         1998 SALES    PRODUCTS/MARKETS                   COMPETITORS
-------------------|-------------|------------------------------------|------------------------
AGRICULTURAL        $505 million  o Herbicides                         o Atochem
CHEMICALS                         o Fungicides                         o DuPont
                                  o Insecticides                       o Monsanto
                                                                       o Zeneca


-------------------|-------------|------------------------------------|------------------------
ION EXCHANGE        $240 million  High-performance resins used to      o Dow Chemical
RESINS                            change characteristics of water      o Bayer
                                  and other fluids in:                 o Purolite
                                  o Pharmaceuticals                    o Mitsubishi Kasei
                                  o Biotechnology
                                  o Electronics
                                  o Food processing
-------------------|-------------|------------------------------------|------------------------
BIOCIDES            $130 million  Isothiazolone biocides used to       o Dow Chemical
                                  control algae, fungi and bacteria    o Union Carbide
                                  in:                                  o Zeneca
                                  o Coatings                           o Great Lakes
                                  o Water treatment
                                  o Personal-care products
                                  o Latex preservation
                                  o Metalworking fluids
-------------------|-------------|------------------------------------|------------------------
PRIMENES*                         Specialty intermediates and bases    o BASF
                                  used in:                             o Akzo
                                  o Lubricants                         o Huntsman
                                  o Dyes                               o Celanese
                                  o Plastics

-------------------|-------------|------------------------------------|------------------------
TOSOHAAS**                        Separations used in:                 o Amersham Pharmacia
                                  o Pharmaceutical manufacturing         Biotech
                                  o Biomedical research                o BioSepra
                                  o Environmental testing
-------------------|-------------|------------------------------------|------------------------

 *sales included with Ion Exchange Resins
**sales are not consolidated

    Segments and Foreign Operations

    For discussion of segments and foreign operations for the years 1996-98 see Item 8, Note 6 "Segment Information" included herein.

    Personnel

    As of December 31, 1998, the company had approximately 11,300 employees.

    Raw Materials

    The company uses a variety of commodity chemicals as raw materials in its operations. In most cases, these raw materials are purchased from multiple sources under long-term contracts. Most of these materials are hydrocarbon derivatives such as propylene, acetone and styrene.

    Competition

    The principal market segments in which the company competes are shown above. The company experiences vigorous competition in each of these segments. The company's competitors include many large multinational chemical firms based in Europe, Japan and the United States. In some cases, the company competes against firms which are producers of commodity chemicals which the company must purchase as the raw materials to make its products. The company, however, does not believe this places it at any significant competitive disadvantage. The company's products compete with products offered by other manufacturers on the basis of price, product quality and specifications, and customer service. Most of the company's products are specialty chemicals which are sold to customers who demand a high level of customer service and technical expertise from the company and its sales force.

    Research and Development

    The company maintains its principal research and development laboratories at Spring House, Pennsylvania. Research and development expenses, substantially all company sponsored, totaled $207 million, $201 million and $187 million in 1998, 1997 and 1996, respectively. Approximately 15% of the company's employees were engaged in research and development activities in 1998, 1997 and 1996.

    Environmental Matters

    Discussion of environmental matters is included herein under Item 7 (see "Liquidity, Capital Resources and Other Financial Data").

ITEM 2. PROPERTIES

    The company, its subsidiaries and affiliates presently operate 38 manufacturing facilities in 20 countries. These facilities are listed here:

Corporate Headquarters
----------------------
Rohm and Haas Company
100 Independence Mall West
Philadelphia, Pennsylvania USA
19106-2399
(215) 592-3000
(Delaware Corporation)

Manufacturing Locations
-----------------------
Australia: Geelong
Brazil: Jacarei
Canada: West Hill
China: Beijing
Colombia: Barranquilla
England: Coventry; Jarrow
France: Chauny; Lauterbourg; Villers-Saint-Paul
Indonesia: Cilegon
Italy: Mozzanica
Japan: Nagoya; Sasagami; Soma
Mexico: Apizaco
New Zealand: Auckland
Philippines: Las Pinas
Scotland: Grangemouth
Singapore: Singapore
Spain: Tudela
Sweden: Landskrona
Taiwan: Min-Hsiung
Thailand: Map Ta Phut
United States:
     California: Hayward; La Mirada
     Delaware: Newark
     Illinois: Chicago Heights; Kankakee
     Kentucky: Louisville
     Massachusetts: Marlborough
     North Carolina: Charlotte
     Pennsylvania: Bristol; Montgomeryville; Philadelphia
     Tennessee: Knoxville
     Texas: Bayport; Houston

Research Facilities
-------------------
Corporate Research Headquarters
Spring House, Pennsylvania

Other Research and Technical Facilities
---------------------------------------
Brazil: Campinas
Canada: West Hill
France: Chauny; Valbonne
Japan: Washinomiya
United States:
     Massachusetts: Marlborough
     North Carolina: Charlotte
     Pennsylvania: Bristol; Newtown
     Texas: Houston; Waller County

    Additional information about the company's facilities is included herein under Item 7 (see "Liquidity, Capital Resources and Other Financial Data") and throughout the above discussions of the company's businesses.


ITEM 3. LEGAL PROCEEDINGS

    For discussion of legal proceedings see Item 8, Note 21, "Contingent Liabilities, Guarantees and Commitments" included herein.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                 PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

    The company's common stock of $2.50 par value is traded on the New York Stock Exchange (Symbol: ROH). There were 4,451 registered common stockholders as of December 31, 1998. The 1998 and 1997 quarterly summaries of the high and low prices of the company's common stock and the amounts of dividends paid on common stock are presented herein under Item 7 (see "Quarterly Results of Operations").


ITEM 6. SELECTED FINANCIAL DATA

    The company's summary of selected financial data and related notes for the years 1994 through 1998 are included herein under Item 8 (see
"Eleven-Year Summary of Selected Financial Data").


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

    6) Environmental and Year 2000. Risks and uncertainties related to environmental matters and year 2000 readiness are discussed herein under this Item (see "Liquidity, Capital Resources and Other Financial Data").

RESULTS OF OPERATIONS
1998, 1997 AND 1996

In 1998, the board of directors declared a three-for-one split of the company's common stock. Amounts per share, numbers of common shares and capital accounts have been restated to give retroactive effect to the stock split.

Earnings for 1998 were $440 million, an increase of 7% over last year's earnings of $410 million. Diluted earnings per common share were $2.45 compared to $2.13 in 1997. Sales decreased 7% on a 1% volume increase.
The company sold its interest in the AtoHaas joint venture in 1998, affecting the sales and volume comparison. In addition to the exclusion of AtoHaas' sales from 1998, the remaining 50% of NorsoHaas was acquired and operations in China were consolidated during the year. The unconsolidated RohMax joint venture was also sold in 1998 but did not affect the sales and volume comparisons. On a comparable-business basis, sales decreased 3% while volume was flat. The sales decrease on flat volume is largely a result of weaker currencies, primarily in Asia-Pacific, and lower selling prices. Volume increased in Europe and in Latin America while economic weakness hurt volume in the Asia-Pacific region. Volume in North America was flat. On a comparable basis, Asia-Pacific region sales declined 19% and volume decreased 12%. The company's earnings for the year were flat, excluding non-recurring items. Diluted earnings per common share excluding non-recurring items were $2.20 in 1998, up 7% versus 1997. The increase in reported earnings per share reflects the impact of the company's stock repurchase program and earnings from non-recurring items discussed below.

Earnings in 1997 were $410 million, 13% higher than the $363 million reported in 1996. Diluted earnings per common share were $2.13, up 19% from $1.79 the previous year. Despite 6% volume growth, sales of $3,999 million were essentially unchanged from 1996 due to weaker currencies in Europe and Asia-Pacific and the absence of Petroleum Chemicals sales which were part of the unconsolidated RohMax joint venture during 1997. All business segments helped the volume increase, except Chemical Specialties, in part due to lower volume in Agricultural Chemicals. All regions also contributed, with the European and Latin American regions maintaining strong volume momentum throughout the year. In addition to volume growth within consolidated operations, earnings in affiliates benefited from strong volume in RohMax and Rodel, as well as reduced losses in AtoHaas Europe.

Included in 1998 results are a one-time net after-tax gain of $45 million, or $.25 per share. This net gain affected all segments and regions except Latin America, and was the net result of the sale of the company's interest in the AtoHaas and RohMax joint ventures, an early extinguishment of debt, the write-off of certain intangible assets in Europe and business realignment costs primarily in Asia. Earnings in 1997 include a gain of $16 million after tax, or $.09 per common share, the net result of remediation settlements with insurance carriers during the fourth quarter. Included in 1996 earnings was an after-tax gain of $.02 per common share for the sale of land and retroactive tax credits, net of asset writedowns and restructuring charges. The repurchase of 17.5 million,
7.7 million and 13.2 million common shares during 1998, 1997 and 1996, respectively, contributed incrementally $.13 per share to 1998, $.12 to 1997 and $.06 to 1996.

These and other factors affecting earnings are discussed below. They are summarized on a per-share basis below.

NET SALES BY BUSINESS SEGMENT AND CUSTOMER LOCATION
--------------------------------------------------------------------------------------------------------------
                        PERFORMANCE             CHEMICAL             ELECTRONIC
                         POLYMERS              SPECIALTIES            MATERIALS                 TOTAL
----------------------------------------   -------------------   ------------------   ------------------------
(Millions
of dollars)         1998    1997    1996    1998   1997   1996   1998   1997   1996     1998     1997     1996
----------------------------------------   -------------------   ------------------   ------------------------
North America     $1,540  $1,722  $1,676    $316   $287   $289   $180   $178   $157   $2,036   $2,187   $2,122
Europe               590     591     620     262    278    305     93     90     81      945      959    1,006
Asia-Pacific         191     254     264     152    188    208    125    131    120      468      573      592
Latin America        126     145     134     145    135    128      0      0      0      271      280      262
                  ----------------------   -------------------   ------------------   ------------------------
  Total           $2,447  $2,712  $2,694    $875   $888   $930   $398   $399   $358   $3,720   $3,999   $3,982
--------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------
SUMMARY OF 1994-1998 RESULTS BY BUSINESS SEGMENT(1)
-------------------------------------------------------------------------
(Millions of dollars)        1998     1997      1996      1995      1994
-------------------------------------------------------------------------
NET SALES
  Performance Polymers     $2,447   $2,712    $2,694    $2,617    $2,420
  Chemical Specialties        875      888       930       913       817
  Electronic Materials        398      399       358       354       297
                           ----------------------------------------------
Total                      $3,720   $3,999    $3,982    $3,884    $3,534
-------------------------------------------------------------------------

NET EARNINGS
  Performance Polymers    $   394   $   317   $  274    $  244    $  240
  Chemical Specialties         72        85      112        89        74
  Electronic Materials         45        52       39        43        19
  Corporate(2)                (71)      (44)     (62)      (84)      (69)
                          -----------------------------------------------
Total                     $   440   $   410   $  363    $  292    $  264
-------------------------------------------------------------------------

RONA
  Performance Polymers       20.4%     14.5%    12.5%     11.2%     11.9%
  Chemical Specialties        9.1      11.0     13.7      10.7       9.0
  Electronic Materials        8.9      11.4     10.9      12.5       5.5
  Corporate(2)              (17.1)     (9.2)   (11.2)    (15.6)    (11.0)
                            ---------------------------------------------
Total                        12.7%     11.2%     9.9%      8.1%      7.6%
-------------------------------------------------------------------------

(1) 1994-1997 amounts have been restated to reflect the 1998 change in financial reporting structure.
(2) Corporate includes non-operating items such as interest income and expense, corporate governance costs, corporate exploratory research and, in 1998, loss on early extinguishment of debt. (See "Management
Discussion and Analysis.")

-------------------------------------------------------------------------
SUMMARY OF 1994-1998 RESULTS BY CUSTOMER LOCATION
-------------------------------------------------------------------------
(Millions of dollars)        1998     1997      1996      1995      1994
-------------------------------------------------------------------------
NET SALES
  North America            $2,036   $2,187    $2,122    $2,074    $1,967
  Europe                      945      959     1,006       976       826
  Asia-Pacific                468      573       592       597       514
  Latin America               271      280       262       237       227
                           ----------------------------------------------
Total                      $3,720   $3,999    $3,982    $3,884    $3,534
-------------------------------------------------------------------------

NET EARNINGS
  North America            $  365   $  286    $  235    $  199    $  198
  Europe                       97       77        96       102        75
  Asia-Pacific                 20       58        62        58        43
  Latin America                29       33        32        17        17
  Corporate(1)                (71)     (44)      (62)      (84)      (69)
                           ----------------------------------------------
Total                      $  440   $  410    $  363    $  292    $  264
-------------------------------------------------------------------------

RONA
  North America              21.9%    16.5%     13.9%     12.2%     12.0%
  Europe                     12.4      9.0      11.2      11.9       9.7
  Asia-Pacific                3.5      9.2       9.8       8.4       6.8
  Latin America              14.2     15.9      15.9       8.7       9.8
  Corporate(1)              (17.1)    (9.2)    (11.2)    (15.6)    (11.0)
                            ---------------------------------------------
Total                        12.7%    11.2%      9.9%      8.1%      7.6%
-------------------------------------------------------------------------
The four geographic regions reflect the company's major marketing profit centers relative to customer location.

(1) Corporate includes non-operating items such as interest income and expense, corporate governance costs, corporate exploratory research and, in 1998, loss on early extinguishment of debt. (See "Management Discussion and Analysis.")

SUMMARY BY BUSINESS SEGMENT
(Refer to table above)

The company's operations are organized by worldwide business groups. A description of each business segment's operations is included in Item 1 "Business" of the 1998 Form 10-K.

CHANGE IN FINANCIAL REPORTING STRUCTURE In 1998, the company changed its financial reporting structure and the related management structure to better reflect its technical strengths and focus on key markets. Rohm and Haas now reports by three business segments: Performance Polymers, consisting of Polymers and Resins (which includes Coatings, Specialty Polymers and Building Products), Monomers, Formulation Chemicals and Plastics Additives businesses; Chemical Specialties, consisting of the Agricultural Chemicals, Ion Exchange, Biocides and Primenes businesses; and Electronic Materials, consisting of Shipley and Rodel, Inc. (Rodel), a privately held affiliate and leader in precision polishing technology serving the semiconductor, memory disk and glass polishing industries. The 1997 and 1996 presentation and analysis of sales and earnings has been restated to reflect these changes. In the restatement, 1997 and 1996 results of AtoHaas and RohMax are reported under Performance Polymers.

RECENT DEVELOPMENTS On January 23, 1999, the company acquired all of the outstanding shares of LeaRonal, Inc. (LeaRonal), a maker of specialty chemicals for the electronics industry. The company added this business to its Electronic Materials segment in 1999. On January 31, 1999, the company and Morton International, Inc. (Morton) approved a merger agreement under which the company will acquire Morton in a cash and stock transaction valued at $4.9 billion, including the assumption of $268 million of debt. The transaction adds international leadership positions in adhesives, specialty coatings, electronic materials and salt. LeaRonal and Morton are not included in the company's 1998 results. [See below discussion of "Acquisitions and Divestitures" for more information on these transactions.]

PERFORMANCE POLYMERS 1998 earnings, excluding non-recurring items, were $320 million, up 1% from 1997. Sales were down 10% to $2,447 million from $2,712 million in 1997, largely as a result of the absence of 1997 AtoHaas sales of $305 million. Volume was flat and sales decreased 4% on a comparable-business basis. The decrease in sales on flat volume was primarily a result of unfavorable currencies in Europe and Asia-Pacific and lower selling prices. Performance Polymers sales in the Asia-Pacific region were down more than 26% from the prior year while volume decreased 11%. Earnings increased slightly, excluding non-recurring items, largely as a result of lower raw material prices and higher volume in North America and Europe.

Performance Polymers reported 1997 earnings of $317 million, up 16% from 1996. Excluding the effect of the former Petroleum Chemicals business, which was part of the unconsolidated RohMax joint venture in 1997, sales were up 3% on an 8% volume increase. Volume growth was evident in all regions and reflected strong performances in the paper, adhesives and coatings markets. Monomers and Formulation Chemicals also showed volume increases. Volume largely drove the segment's earnings increase. The positive effects, however, were held back by lower selling prices and weaker currencies, the dollar value of which declined an average of 9% in Europe and 10% in Japan during the year. Earnings in the Plastics business also contributed as a result of improvement in AtoHaas Europe, where modest earnings were reported compared with significant losses in 1996. Though Plastics' volume increased 4%, sales decreased 2%, reflecting decreased selling prices and weaker currencies in Europe. Continuing pricing pressure in most plastics sectors also dampened Plastics' earnings recovery. In 1997 AtoHaas Europe was hurt by a $4 million after-tax write-off of start-up expenses for a plant in Italy.

CHEMICAL SPECIALTIES earnings in 1998 were $87 million, excluding non-recurring items, up 2% from $85 million in 1997. Sales of $875 million decreased 1% from 1997 sales of $888 million, in part due to weaker currencies in Europe and Asia-Pacific and to lower selling prices. Volume was flat for the segment despite strong mid-year demand in the Agricultural Chemicals business, which was partially offset by decreased comparative results for the Ion Exchange Resins business, particularly in Asia and Eastern Europe. The earnings increase was driven by strength in the Agricultural Chemicals and Biocides businesses particularly in North America. Asia volume-driven earnings decreases in the Ion Exchange Resins business offset most of these increases.

Chemical Specialties reported 1997 earnings of $85 million, down 24% from 1996 earnings of $112 million. Sales decreased 5% on a 2% volume decrease. The earnings decrease was primarily due to 1997 results in the Agricultural Chemicals business, where earnings were 33% lower than in 1996. Sales and volume in this business decreased 2% from 1996, primarily because of weather-related lower Dithane fungicide shipments in all regions except Latin America. Sales of other Agricultural Chemical product lines showed growth. It was this lower sales and volume and weaker currencies in Europe and Japan that largely drove the earnings decrease for the Chemical Specialties segment. Volume growth and operating improvements in the Ion Exchange Resins business helped improve earnings but the comparison to 1996 was hurt by the absence of a $6 million after-tax gain from the sale of land in Japan in that year. Another factor affecting the comparison to the prior year was the discontinuation of the Biocides joint venture with Dead Sea Bromine in 1997, which decreased both net sales and earnings.

ELECTRONIC MATERIALS earnings of $46 million in 1998, excluding non-recurring items, decreased $6 million, or 12%, from the 1997 period. Sales and volume were essentially flat. Shipley Company volume increased in all regions, except Asia-Pacific, which offset the other regions. The effects of solid growth in North America and the 1998 contribution of Rodel, a 33%-owned affiliate acquired in 1997, were mitigated by lower sales and earnings in Asia-Pacific.

Nineteen ninety-seven earnings of $52 million in Electronic Materials increased 33% compared with $39 million in 1996. This earnings increase largely was a result of volume in Shipley Company. The company's share of earnings from Rodel, Inc., a 1997 investment, also contributed. Sales increased 11% to $399 million from $358 million reported in the 1996 period. Volume growth and earnings were strong in Asia-Pacific and North America, driven largely by positive results in the microelectronics and printed wiring board businesses. Demand was strong for both Shipley and Rodel products throughout 1997.

CORPORATE expenses totaled $71 million in 1998, compared with $44 million in 1997 and $62 million in 1996. After-tax charges of $13 million related to extraordinary losses on the early extinguishment of debt were included in 1998 results while 1997 reflects an after-tax gain of $16 million, the result of remediation settlements with insurance carriers during the fourth quarter. Interest expense of $34 million in 1998 was down 13% from 1997 interest expense because of 1998 debt retirements. The 1997 interest expense was flat compared to 1996.

PHYSICAL VOLUME of shipments increased by 1% in 1998
and 6% in 1997:
-----------------------------------------------------------------
                                            Percent change
BUSINESS GROUP                        1998 VS 1997   1997 vs 1996
-----------------------------------------------------------------
Performance Polymers                       1%             6%
Chemical Specialties                       0             (2)
Electronic Materials                       0              5
-----------------------------------------------------------------
Worldwide                                  1%             6%
-----------------------------------------------------------------
                                            Percent change
CUSTOMER LOCATION                     1998 VS 1997   1997 vs 1996
-----------------------------------------------------------------
North America                              0%             5%
Europe                                    10              8
Asia-Pacific                              (5)             5
Latin America                              2             12
-----------------------------------------------------------------
Worldwide                                  1%             6%
-----------------------------------------------------------------

SUMMARY OF CONSOLIDATED RESULTS

An analysis of gross profit changes is summarized on a basic per-share basis below.

NET SALES decreased 7% on a 1% volume increase. On a comparable business basis, sales decreased 3% while volume was flat. In addition to the divestiture of two businesses, resulting in the exclusion of AtoHaas' sales from 1998, the remaining 50% of NorsoHaas was acquired and operations in China were consolidated during the year. The sales decrease on higher volume is largely a result of weaker currencies, primarily in Asia-Pacific, and 2% lower selling prices. Volume was strong in Europe and Latin America while the unfavorable business environment hurt volume in the Asia-Pacific region. Volume in North America was flat. On a comparable business basis, Asia-Pacific region sales declined 19% and volume decreased 12%. Sales of $3,999 million in 1997 were essentially the same as in 1996, the net result of 6% volume gains, 1% lower selling prices, 9% weaker currencies in Europe, a 10% weaker Japanese yen and the absence of Petroleum Chemicals sales, which were part of the unconsolidated RohMax joint venture in 1997. Volume growth was strong in all regions, with all businesses contributing except Agricultural Chemicals.

RAW MATERIAL PRICES declined throughout 1998 largely as a result of lower prices in North America for acetone, methanol, propylene and other monomer related raw materials, primarily benefiting the Performance Polymers segment. Raw material prices were stable in 1997. They declined throughout the first three quarters of 1996, until natural gas and oil prices increased in the fourth quarter of that year. Prices for raw materials, including methanol, propylene, acetone and butanol, were down 10%, net, in 1998 compared to decreases of 1% and 7% in 1997 and 1996, respectively, excluding currency impacts.

GROSS PROFIT of $1,464 million increased 1% from 1997, largely as a result of 10% lower raw material costs and efficient plant operations. Selling prices were 2% lower. Currency fluctuations in Europe and Asia-Pacific were unfavorable. Total gross profit increased to $1,455 million in 1997, up 4% from 1996. The gross profit margin was 39%, 36% and 35% in 1998, 1997 and 1996, respectively. Gross profit in 1998 increased largely as a result of lower raw material costs. The gross profit margin increased in 1997 because of higher volume but was negatively affected by 1% lower selling prices and unfavorable currency impacts.

SELLING, ADMINISTRATIVE AND RESEARCH (SAR) EXPENSES for 1998 were essentially unchanged compared to the 1997 period, reflecting the net effect of higher research expense and lower selling and administrative expense due to the absence of AtoHaas costs. SAR expenses in 1997 were up 3% over 1996 due to higher selling expenses, higher bonus expense, insurance costs and the cost of new product introductions.

INTEREST EXPENSE of $34 million in 1998 decreased 13% from 1997 due to 1998 debt retirements. Interest expense in 1997 was flat compared to 1996.

SHARE OF AFFILIATE NET EARNINGS were $2 million in 1998, compared to earnings of $11 million in 1997 and losses of $12 million in 1996. Affiliate earnings decreased in 1998 due to the absence of the affiliate earnings of RohMax. In 1997, share of affiliate net earnings were a result of the RohMax joint venture, the contribution of Rodel and improved results from AtoHaas Europe. During 1996, AtoHaas Europe experienced operating losses because of weak market conditions characterized by lower volume, falling selling prices and increasing raw material prices. The 1996 losses of the AtoHaas Europe business also included $4 million of write-offs and costs related to the restructuring of its operations.

OTHER INCOME, NET was $110 million, compared to $22 million in 1997 and $4 million in 1996. Income in 1998 reflects the net before-tax gain on second quarter non-recurring items, including the divestiture of the AtoHaas and RohMax businesses. The 1997 amount includes $26 million related to remediation settlements with insurance carriers during the fourth quarter. In 1996, other income included a gain of $10 million on the sale of land in Japan and $6 million of royalty income, offset by $8 million of severance and early retirement costs and $5 million of minority interest expense.

THE EFFECTIVE TAX RATES were 35% in 1998, 33% in 1997 and 32% in 1996. The 1998 increase was largely a result of the tax effect of 1998 non-recurring items. The 1996 period included a $10 million retroactive tax credit on sales outside the United States.

ANALYSIS OF CHANGE IN BASIC PER-COMMON-SHARE EARNINGS
CURRENT YEAR RELATIVE TO YEAR EARLIER
-------------------------------------------------------------------------
                                                        $/Common Share
                                                          (after tax)
                                                        -----------------
                                                         1998     1997(1)
-------------------------------------------------------------------------
GROSS PROFIT
Selling prices                                          $(.22)   $(.09)
Raw material prices                                       .38      .03
Physical volume and product mix                          (.04)     .19
Other manufacturing costs(2)                              .08      .32
Currency effect on gross profit                          (.17)    (.25)
                                                        =================
  Increase in gross profit                                .03      .20
-------------------------------------------------------------------------

OTHER CAUSES
Gain on sale of facilities and investments, net           .41       --
Selling, administrative and research expenses(3)         (.01)    (.07)
Share of affiliate earnings                              (.05)     .12
Asset dispositions and write-downs                       (.07)      --
Extraordinary loss on early extinguishment of debt       (.07)      --
Certain remediation settlements with
  insurance carriers                                     (.09)     .09
Retroactive tax credit on sales outside of the U.S.        --     (.05)
Reduction in outstanding shares of common stock           .13      .12
Other                                                     .02     (.06)
                                                        =================
  Increase from other causes                              .27      .15
-------------------------------------------------------------------------
Increase in basic per-common-share earnings             $ .30    $ .35
-------------------------------------------------------------------------

(1) Restated to reflect the 1998 three-for-one stock split.
(2) Includes the favorable impact of higher production rates on unit production costs.
(3) The amounts shown are on a U.S. dollar basis and include the impact of currency movements as compared to the prior period.

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

CASH FLOW Cash provided by operations for 1998 was $682 million compared to $791 in 1997. The resulting free cash flow of $328 million in 1998 and $416 million in 1997 was used to reduce debt, invest in joint ventures and to fund the company's stock repurchase program. Free cash flow is cash provided by operating activities less fixed asset spending and dividends.

FINANCING Total borrowings at year-end 1998 were $581 million, down $25 million from the prior year. At the end of 1998, the debt-to-equity ratio, calculated without the reduction to stockholders' equity for the ESOP transaction, was 34%, compared with 31% at the end of 1997 and 38% at the end of 1996. In 1998 the company retired $130 million of high interest long-term debt through a tender offer. These debt retirements resulted in an after-tax extraordinary loss of $13 million, or $.07 per share.

ENVIRONMENTAL There is a risk of environmental damage in chemical manufacturing operations. The company's environmental policies and practices are designed to ensure compliance with existing laws and regulations and to minimize the possibility of significant environmental damage. These laws and regulations require the company to make significant expenditures for remediation, capital improvements and the operation of environmental protection equipment. Future developments and even more stringent environmental regulations may require the company to make additional unforeseen environmental expenditures. The company's major competitors are confronted by substantially similar environmental risks and regulations.

The company is a party in various government enforcement and private actions associated with former waste disposal sites, many of which are on the U.S. Environmental Protection Agency's (EPA) Superfund priority list. The company is also involved in corrective actions at some of its manufacturing facilities. The company considers a broad range of information when determining the amount of its remediation accruals, including available facts about the waste site, existing and proposed remediation technology and the range of costs of applying those technologies, prior experience, government proposals for this or similar sites, the liability of other parties, the ability of other principally responsible parties to pay costs apportioned to them and current laws and regulations. These accruals are updated quarterly as additional technical and legal information becomes available. Major sites for which reserves have been provided are the non-company-owned Lipari, Woodland and Kramer sites in New Jersey, and Whitmoyer in Pennsylvania and company-owned sites in Bristol and Philadelphia, Pennsylvania, and in Houston, Texas. In addition, the company has provided for future costs at approximately
80 other sites where it has been identified as potentially responsible for cleanup costs and, in some cases, damages for alleged personal injury or property damage.

The amount charged to earnings before tax for environmental remediation, net of insurance recoveries, was $9 million in 1998. In 1997, remediation related settlements with insurance carriers, a $20 million charge resulting from an unfavorable arbitration decision relating to the Woodlands sites, and other waste remediation expenses resulted in a net gain of $13 million. The 1996 charge, net of insurance recoveries, was $27 million.

The reserves for remediation were $131 million and $147 million at December 31, 1998 and 1997, respectively, and are recorded as "other liabilities" (current and long-term). The company is in the midst of lawsuits over insurance coverage for environmental liabilities. It is the company's practice to reflect environmental insurance recoveries in results of operations for the quarter in which the litigation is resolved through settlement or other appropriate legal process. Resolutions typically resolve coverage for both past and future environmental spending.
Insurance recoveries receivable, included in accounts receivable, net, were $2 million at December 31, 1998 and $19 million at December 31, 1997.
The company settled with several of its insurance carriers in January 1999 for approximately $17 million. These settlements will be recognized in income in 1999.

In addition to accrued environmental liabilities, the company has reasonably possible loss contingencies related to environmental matters of approximately $65 million at December 31, 1998 and 1997. Further, the company has identified other sites, including its larger manufacturing facilities in the United States, where additional future environmental remediation may be required, but these loss contingencies are not reasonably estimable at this time. These matters involve significant unresolved issues, including the number of parties found liable at each site and their ability to pay, the outcome of negotiations with regulatory authorities, the alternative methods of remediation and the range of costs associated with those alternatives. The company believes that these matters, when ultimately resolved, which may be over an extended period of time, will not have a material adverse effect on the consolidated financial position or consolidated cash flows of the company, but could have a material adverse effect on consolidated results of operations in any given year because of the company's obligation to record the full projected cost of a project when such costs are probable and reasonably estimable.

Capital spending for new environmental protection equipment was $17 million in 1998. Spending for 1999 and 2000 is expected to be approximately $22 million and $15 million, respectively. Capital expenditures in this category include projects whose primary purposes are pollution control and safety, as well as environmental aspects of projects in other categories below which are intended primarily to improve operations or increase plant efficiency. The company expects future capital spending for environmental protection equipment to be consistent with prior-year spending patterns. Capital spending does not include the cost of environmental remediation of waste disposal sites.

Cash expenditures for waste disposal site remediation were $26 million in 1998, $37 million in 1997 and $58 million in 1996. The expenditures for remediation are charged against accrued remediation reserves. The cost of operating and maintaining environmental facilities was $94 million, $95 million and $104 million in 1998, 1997 and 1996, respectively, and was charged against current-year earnings.

DIVIDENDS Total common stock dividends paid in 1998 were $.70 per share, compared to $.63 per share in 1997 and $.57 per share in 1996. The company's common stock dividend payout is targeted at approximately 35% of trend-line earnings. Common stock dividends have been paid each year since 1927. The common stock dividend payout has increased annually every year since 1977. Total preferred dividends paid were $2.75 per share in 1998, 1997 and 1996.

ADDITIONS TO LAND, BUILDINGS AND EQUIPMENT Fixed asset additions in 1998 were $229 million, down $25 million from the prior year's spending of $254 million. The decrease reflects the absence of significant projects in process during 1997, such as the completion of capacity expansion in Texas. Improved asset utilization also contributed to the lower spending. Nineteen ninety-eight spending focused on emulsions capacity in Europe, ion exchange resin and emulsions capacity in Asia-Pacific and further investment in the Electronic Materials businesses. The company has budgeted capital expenditures in 1999 of approximately $225 million. Spending for environmental protection equipment, which is included in several of the categories in the table shown below, was $17 million in 1998, $18 million in 1997 and $32 million in 1996.

Expenditures for the past three years, categorized by primary purpose of project, were:

----------------------------------------------------------------------
(Millions of dollars)                               1998   1997   1996
----------------------------------------------------------------------
Environmental, cost savings and infrastructure      $133   $137   $167
Capacity additions and new products                   60     87    134
Research facilities and equipment                     27     18     18
Capitalized interest cost                              9     12     15
----------------------------------------------------------------------
Total                                               $229   $254   $334


ACQUISITIONS AND DIVESTITURES

On January 31, 1999, the company and Morton approved a merger agreement under which the company will acquire Morton in a cash and stock transaction valued at $4.9 billion, including the assumption of $268 million of debt. The transaction creates a global specialty chemical company with combined annual revenues of $6.5 billion and will provide the company with international leadership positions in adhesives, specialty coatings, electronic materials and salt. On February 5, 1999 the company commenced a cash tender offer to purchase up to 80,916,766 shares of Morton common stock for $37.125 per share, representing 67% of the outstanding Morton shares on January 31, 1999. The tender offer is subject to certain conditions including, among other things, the tender of at least a majority of the outstanding shares of Morton on a fully diluted basis, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Act, and the receipt of European Union approval. The offer is scheduled to expire on Friday, March 5, 1999, unless extended. The tender offer is not conditioned upon obtaining financing. Following the successful completion of the tender offer, the company intends to acquire the remaining Morton shares in a second-step merger. In this step, subject to shareholder approval, each share of Morton will be exchanged for between 1.0887 and
1.3306 of company shares based on the company's stock price for a period of twenty days prior to closing, or, if fewer than 80,916,766 shares are purchased in the tender, for a combination of cash and company stock.

On January 23, 1999 the company acquired all of the outstanding shares of LeaRonal for approximately $460 million. LeaRonal develops and manufactures specialty chemical processes used in the manufacture of printed circuit boards, semiconductor packaging and electronic connector plating, and also provides processes for metal-finishing applications. LeaRonal reported $242 million in sales and $21 million in net income for its fiscal year ended February 28, 1998.

The LeaRonal and Morton acquisitions will be financed through a combination of commercial paper, bank loans and long-term debt and will be accounted for using the purchase method. Their results are not included in the company's 1998 results.

The company sold its interest in the AtoHaas and RohMax businesses in June 1998 for cash proceeds of $287 million, resulting in a net after-tax gain of $76 million, or $.41 per share. Subsequent to the sale of the AtoHaas joint venture, the buyer asserted a claim against the company in late 1998 related to the value of certain joint venture assets. Because the investigation and assessment of this claim is not expected to be completed until the latter part of the first quarter of 1999, the potential amount of the claim and its impact on results of operations and financial position, if any, cannot be reasonably estimated at this time.

During 1998 and 1997, the company purchased a 33% interest in Rodel and in early 1999 purchased an additional 15% interest. The total cost for these investments was approximately $149 million. Rodel is a privately held, Delaware-based leader in precision polishing technology serving the semiconductor, memory disk and glass polishing industries. The investment is accounted for on the equity method with the company's share of earnings reported as equity in affiliates. Also in 1998, the company acquired the remaining 50% interest in NorsoHaas, which was an affiliate in 1997.

STOCK REPURCHASES For the three years ended December 31, 1998, the company repurchased more than 38 million shares, or approximately 19% of common shares outstanding, at a cost of approximately $1 billion.  During 1998, the company repurchased 17,459,435 shares of its common stock at a total cost of $567 million.  Most of the shares were obtained in August 1998 through an accelerated stock repurchase program with a third party.  Under the terms of this purchase, the final cost to the company will reflect the average share price paid by the third party in the market over an extended trading period. Through December 31, 1998, the company had repurchased two-thirds of the 12 million shares of common stock authorized under the current buyback program and received board approval in October
1998 for another buyback program of an additional 9 million shares.   The
company does not intend to buy back a significant number of shares in the near future. The company purchased 7,653,453 shares in 1997 at a cost of $216 million. There were 167,587,287 and 182,626,947 common shares outstanding at December 31, 1998 and 1997, respectively.

STOCK SPLIT AND RETIREMENTS In 1998, the board of directors declared a three-for-one split of the company's common stock. The stock split was effected in the form of a 200% common stock dividend. The par value of the common stock remained unchanged at $2.50 per share. Also in 1998, the company retired 39 million treasury shares. As a result of these transactions, the company reclassified $296 million from retained earnings to common stock. This amount represents the total par value of new shares issued, net of retirements of treasury shares. Amounts per share, numbers of common shares and capital accounts have been restated to give retroactive effect to the stock split.

WORKING CAPITAL (the excess of current assets over current liabilities) was $412 million at year-end 1998, down from $547 million in 1997. Accounts receivable from customers decreased $30 million, while inventory decreased $32 million and notes payable increased $75 million. Days sales outstanding were 63 days, up from 61 days at the end of 1997. Days cost of sales in ending inventory was 69 days, up from 66 days at the end of 1997. Details about two major components of working capital at the end of 1998 and 1997 follow:

---------------------------------------------------------------
(Millions of dollars)                1998     1997
---------------------------------------------------------------
INVENTORIES
   Year-end balance                 $ 427    $ 459
   Annual turnover                   5.3x     5.5x

CUSTOMER RECEIVABLES
   Year-end balance                 $ 642    $ 672
   Annual turnover                   5.8x     5.9x
---------------------------------------------------------------


LAND, BUILDINGS AND EQUIPMENT, NET  Investment in land,
buildings and equipment, net is summarized below.
---------------------------------------------------------------
(Millions of dollars)                1998     1997
---------------------------------------------------------------
Year-end balance                   $1,908   $2,008
Annual turnover                      2.0x     2.0x
---------------------------------------------------------------

Annual turnover figures are calculated by dividing annual sales (for customer receivables and land, buildings and equipment, net) or cost of goods sold (for inventories) by the year-end balance. Days sales outstanding was calculated by dividing ending customer receivables by daily sales, and days cost of sales in ending inventory was calculated by dividing ending inventory by daily cost of sales.

ASSET TURNOVER equals sales divided by year-end total assets. Asset turnover has shown steady improvement, increasing from a low of .87 times in 1992 to 1.0 in 1998 and 1997.

RETURN ON NET ASSETS (RONA) equals net earnings plus after-tax interest expense, divided by year-end total assets. RONA was 12.7% in 1998, 11.2% in 1997 and 9.9% in 1996. The 1998 amount rounds to 11.4% when calculated without the effects of the year's non-recurring items. The 1997 amount rounds to 10.8% when calculated without fourth quarter 1997 environmental insurance recoveries.

RETURN ON COMMON STOCKHOLDERS' EQUITY (ROE) is obtained by dividing net earnings less preferred stock dividends by average year-end common stockholders' equity. Average year-end common stockholders' equity is calculated without the reduction for the ESOP transaction. ROE was 25% in 1998, 23% in 1997 and 20% in 1996.

EURO Beginning in 1999 eleven of the fifteen member countries of the European Union adopted the euro as their common currency after establishing fixed conversion rates from their existing currencies. The company formed a multifunctional steering team to evaluate the potential effect of the euro in key impact areas such as information technology, treasury, supply chain and accounting. The company's view is that the relevant systems and processes related to these functions are generally capable of accommodating a conversion to the euro; therefore, the company does not expect that the conversion will have a material effect on its financial position or results of operations.

YEAR 2000 During 1996 management initiated an enterprise-wide program to prepare the company's computer systems and applications for the year 2000, and, in 1997, began assessing supply chain and customer implications. All of the company's centralized computer systems have been inventoried and assessed to determine their year 2000 readiness. Remediation of all systems was originally scheduled for completion by year end 1998. Remediation of most computer applications supporting manufacturing is complete while remediation of sales and marketing, order processing and financial systems is expected to be completed by the end of April 1999.
The company is closely tracking the remediation of systems that are not yet complete and will devote resources, as necessary, to bring them back on schedule. Testing of all remediated systems is expected to be completed by June 1999 as originally planned. Assessment and most remediation of key process control and other plant floor systems at each facility is complete. Some remaining remediation is scheduled for early 1999. In addition to these internal systems and processes, the company has placed a high priority on assessing the status of its critical suppliers and business partners, such as warehouses, toll manufacturers, distributors and transportation services.

The company expects all of its internal remediation and testing to be completed by June 1999; however, despite its best efforts, business may be interrupted with potentially material impact on its financial position or results of operations if any of the following occur: external supply of raw materials or utilities is delayed or unavailable for an extended period; manufacturing systems fail; or, central corporate computer systems fail.
To limit the effects of these potential failures, the company has completed corporate contingency planning guidelines and will prepare contingency plans for potential disruptions of critical systems or processes. Examples of contingency plans include a "freezing" of modifications to computer systems, ensuring availability of additional information technology personnel during the critical time period, backing-up systems at off-site facilities, making alternate raw material supply arrangements, and preparing for temporary shut-downs of certain plants and facilities. In addition, the company has standard operating procedures in place for a safe and orderly shut-down of systems and facilities should this be necessary.

A significant proportion of the costs associated with the year 2000 effort represent the redeployment of existing information technology resources. In addition, consulting and other expenses related to software application and facilities enhancements necessary to prepare the systems for the year 2000 will be incurred. Approximately half of these costs, which are expected to total $17 million, have been incurred and charged to expense through December 31, 1998.

This discussion contains forward-looking statements based, in part, on assumptions such as the following: that the manufacturers of the company's computer systems and software have correctly represented the year 2000 status of their products; that the company's suppliers and customers will meet their stated year 2000 and euro compliance obligations; and that the company's own investigation, remediation, testing and systems implementations are successful. The year 2000 and euro discussions and other forward-looking statements made in this report are based on current expectations and are subject to the risks and uncertainties discussed here as well as those detailed in the "Cautionary Statements" section of the 1998 Form 10-K, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." Actual results in the future may differ from those projected.

RECENT ACCOUNTING STANDARDS In 1996, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 96-1 (SOP 96-1), "Environmental Remediation Liabilities," which became effective in 1997. The statement provides authoritative guidance regarding the recognition, measurement, display and disclosure of environmental remediation liabilities. The company's adoption of this accounting guidance in 1997 did not have a material impact on the company's financial position or results of operations.

In 1997, the company adopted Statement of Financial Accounting Standards
No. 128 (SFAS No. 128), "Earnings Per Share," which requires computation and presentation of basic and dilutive earnings per share. Basic earnings per share (EPS) is computed by dividing net income available for common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. For the years presented, the company's basic earnings per share are equal to earnings per share reported under the previous accounting standards. Dilutive earnings per share is slightly lower than basic earnings per share, primarily due to the impact of convertible preferred stock.

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes all changes in equity during a period from all transactions other than those with shareholders, including net income, foreign currency related items and unrealized gain/loss on certain securities. The disclosures prescribed by this standard were adopted in 1998 and are presented in the Statement of Consolidated Stockholders' Equity.

Also in 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and, in 1998, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." Both standards establish guidance for disclosure in annual financial statements. The company's business segment reporting under SFAS No. 131 are consistent with the changes in its financial reporting structure incorporated in the company's reporting since the first quarter of 1998. As required, the company adopted the disclosures prescribed by both statements in its 1998 year-end reporting.

In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes a new model for the accounting and reporting of derivative and hedging transactions. The statement amends a number of existing standards and is effective for fiscal years beginning after June 15, 1999. The company expects to adopt this standard as required in fiscal year 2000 and, because of continual business-driven changes to its derivatives and hedging programs, has not fully assessed its potential impact on its financial position or results of operations.

Also in 1998, the AICPA issued SOP 98-1, "Accounting for Internally Developed Software," with required adoption for most companies beginning in 1999. This SOP provides guidelines for the capitalization of certain internal software development costs. The company adopted this standard in 1998, which resulted in an increase in 1998 before-tax earnings of approximately $5 million.

QUARTERLY RESULTS OF OPERATIONS

Earnings increased 5% in the first quarter of 1998 to $109 million from $104 million in the first quarter of 1997. Diluted earnings per common share were $.58 compared to $.53 in the 1997 period. AtoHaas sales were excluded from first quarter 1998 results of operations while NorsoHaas and China results were consolidated. The sale of the interest in AtoHaas, the purchase of the remaining 50% of NorsoHaas, already 50%-owned, and the consolidation of China were effective January 1, 1998. On a comparable basis, volume increased 2%, sales decreased 1% and earnings increased 11%. The sales decrease on higher volume is primarily a result of weaker European and Asia-Pacific currencies. Strong European volume and a good performance in North America helped the company overcome poor business conditions in the Asia-Pacific region, where volume and sales decreased 4% and 18%, respectively. Earnings increased as a result of higher overall volume, lower raw material costs and smooth plant operations. In addition to higher earnings, the per share increase in the first, and all subsequent quarters in 1998, reflects the impact of the company's common share repurchase program.

Earnings increased 45% in the second quarter of 1998 to $170 million from $117 million in the second quarter of 1997. Diluted earnings per common share for the quarter were $.91 compared to $.61 in 1997. Included in the 1998 results is a one-time gain of $48 million, or $.26 per share, net of non-recurring items. This net gain affected all segments and regions, except Latin America, and was the net result of the sale of the company's interest in the AtoHaas and RohMax joint ventures, an early extinguishment of debt, the write-off of certain intangible assets in Europe and business realignment costs primarily in Asia. Volume decreased 2% for the quarter and sales decreased 9%. On a comparable-business basis, volume was flat and sales decreased 4%. In addition to the divestiture of two businesses, resulting in the exclusion of AtoHaas' sales from 1998 results, the remaining 50% of NorsoHaas was acquired and operations in China were consolidated in 1998. The sales decrease on flat volume was primarily a result of weaker European and Asia-Pacific currencies and slightly lower selling prices. Volume gains in Europe and Latin America, on a comparable basis, were overcome by volume losses due to poor business conditions in the Asia-Pacific region and flat volume in North America. In the Asia-Pacific region sales declined 16% on a 10% volume decrease. The company's earnings increased 4%, excluding non-recurring items, primarily as a result of lower raw material costs and efficient plant operations. Diluted earnings per common share excluding non-recurring items was $.65 for the second quarter, up 7% versus 1997.

Earnings for the third quarter of 1998 decreased 5% to $86 million from $91 million in the third quarter of 1997. Diluted earnings per common share for the quarter were $.48 unchanged from the 1997 quarter. Included in the 1998 results is an extraordinary after-tax charge of $3 million, or $.02 per share, related to an early extinguishment of debt. Volume increased 3% for the quarter and sales decreased 7%. On a comparable-business basis, volume increased 1% and sales decreased 3%, primarily as a result of lower selling prices and currency impacts. [See above paragraph for changes impacting the comparable-business basis results.] Volume gains in North America and in Latin America, on a comparable basis, carried the quarter to a 1% increase, despite volume losses due to poor business conditions in the Asia-Pacific region and flat volume in Europe. Asia-Pacific region sales declined 24% on a 14% volume decrease. The company's earnings decreased 2%, excluding the extraordinary item, as a result of lower selling prices, currency impacts and the absence of affiliate earnings from businesses divested in 1998, some of which was mitigated by lower raw material costs. Diluted earnings per common share excluding the non-recurring extraordinary item were $.50 for the third quarter, up 4% versus 1997.

Earnings in the fourth quarter of 1998 were $75 million, 23% lower than last year's results. Diluted earnings per common share were $.44, compared to $.52 in 1997. Fourth quarter 1997 earnings included a gain of $16 million after tax, or $.09 per common share, the result of remediation settlements with insurance carriers. Volume for the quarter was up 1% compared to the 1997 period. Sales decreased 7% to $884 million, due largely to the absence of AtoHaas sales in the 1998 period. On a comparable-business basis, volume decreased 1% while sales decreased almost 4%. The volume decline affected all businesses. The earnings impact of lower raw material costs and smooth plant operations were offset by slightly lower selling prices in the quarter and by the unfavorable
Asian business environment.


QUARTERLY STOCK PRICES
(dollars)

1996      1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
----      -----------   -----------   -----------   -----------
HIGH       24 15/16      23 11/16      22  1/4       27  1/2
LOW        21  5/16      20  9/16      18  5/16      21 13/16
CLOSE      22  3/16      20 15/16      21 13/16      27  3/16

1997
----
HIGH       31  5/8       30  7/16      33  3/4       32  1/8
LOW        24  3/4       23  9/16      29  3/8       26  7/16
CLOSE      24 15/16      30            32            31 15/16

1998
----
HIGH       35  1/16      38 11/16      35  5/8       38  7/8
LOW        26 15/16      32  7/16      26            26
CLOSE      34  7/16      34  5/8       27 13/16      30  1/8

1998 QUARTERLY RESULTS (Unaudited)
----------------------------------------------------------------------------------------
                                               1st      2nd      3rd      4th     YEAR
(Millions of dollars)                      Quarter  Quarter  Quarter  Quarter     1998
----------------------------------------------------------------------------------------
Net sales                                    $ 937   $  990    $ 909    $ 884   $3,720
Gross profit                                   373      406      345      340    1,464
Earnings before extraordinary item             109      180       89       75      453
Net earnings                                   109      170       86       75      440
----------------------------------------------------------------------------------------
Earnings per common share before
  extraordinary item, in dollars
  -- Basic                                   $ .59   $  .98    $ .51    $ .44   $ 2.55
  -- Diluted                                   .58      .96      .50      .44     2.52

Net earnings per common share, in dollars
  -- Basic                                   $ .59   $  .93    $ .49    $ .44   $ 2.47
  -- Diluted                                   .58      .91      .48      .44     2.45

Cash dividends per common share, in dollars  $ .17   $  .17    $ .18    $ .18   $  .70
----------------------------------------------------------------------------------------
Percentage change from prior year
  Net sales                                     (5)%     (9)%     (7)%     (7)%     (7)%
  Physical volume                                3       (2)       3        1        1
----------------------------------------------------------------------------------------
  Earnings before extraordinary item             5 %     54 %     (2)%    (23)%     10 %
----------------------------------------------------------------------------------------
  Diluted net earnings per common share          9 %     49 %      0 %    (15)%     15 %
----------------------------------------------------------------------------------------

1997 QUARTERLY RESULTS (Unaudited)
----------------------------------------------------------------------------------------
                                               1st      2nd      3rd      4th     Year
(Millions of dollars)                      Quarter  Quarter  Quarter  Quarter     1997
----------------------------------------------------------------------------------------
Net sales                                    $ 986   $1,089    $ 974    $ 950   $3,999
Gross profit                                   361      401      342      351    1,455
Net earnings                                   104      117       91       98      410
----------------------------------------------------------------------------------------
Net earnings per common share,* in dollars
  -- Basic                                   $ .54   $  .62    $ .48    $ .53   $ 2.17
  -- Diluted                                   .53      .61      .48      .52     2.13

Cash dividends per common share,* in dollars $ .15   $  .15    $ .16    $ .17   $  .63
----------------------------------------------------------------------------------------
Percentage change from prior year
  Net sales                                     (1)%      3 %      1 %     (2)%      0 %
  Physical volume                                7       10        5        0        6
----------------------------------------------------------------------------------------
  Net earnings                                   4 %     16 %      5 %     31 %     13 %
----------------------------------------------------------------------------------------
  Diluted net earnings per common share         10 %     24 %     12 %     37 %     19 %
----------------------------------------------------------------------------------------
*Restated to reflect the 1998 three-for-one stock split.

1996 QUARTERLY RESULTS (Unaudited)
----------------------------------------------------------------------------------------
                                               1st      2nd      3rd      4th     Year
(Millions of dollars)                      Quarter  Quarter  Quarter  Quarter     1996
----------------------------------------------------------------------------------------
Net sales                                    $ 994   $1,054    $ 969    $ 965   $3,982
Gross profit                                   363      363      347      322    1,395
Net earnings                                   100      101       87       75      363
----------------------------------------------------------------------------------------
Net earnings per common share,* in dollars
  -- Basic                                   $ .49   $  .50    $ .44    $ .39   $ 1.82
  -- Diluted                                   .48      .49      .43      .38     1.79

Cash dividends per common share,* in dollars $ .14   $  .14    $ .14    $ .15   $  .57
----------------------------------------------------------------------------------------
Percentage change from prior year
  Net sales                                      1 %      1 %      3 %      5 %      3 %
  Physical volume                               (3)       5        8       14        6
----------------------------------------------------------------------------------------
  Net earnings                                  27 %     16 %     47 %     12 %     24 %
----------------------------------------------------------------------------------------
  Diluted net earnings per common share         26 %     17 %     54 %     19 %     28 %
----------------------------------------------------------------------------------------
*Restated to reflect the 1998 three-for-one stock split.

ITEM 7A. MARKET RISK DISCUSSION

The company is exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices since it denominates its business transactions in a variety of foreign currencies, funds its operations through long- and short-term borrowings, and purchases raw materials at market prices. As a result, future earnings, cash flows and fair values of assets and liabilities are subject to uncertainty. The company's operating and financing plans include actions to reduce this uncertainty including, but not limited to, the use of derivative instruments.

The company has established policies governing its use of derivative instruments and does not use derivative instruments for trading purposes. The company only enters into derivative contracts based on economic analysis of underlying exposures, anticipating that adverse impacts on future earnings, cash flows and fair values due to fluctuations in foreign currency exchange rates, interest rates and commodity prices will be offset by the proceeds from and changes in fair value of the derivative instruments. The company does not hedge its exposure to market risk in a manner that completely eliminates the effects of changing market conditions on earnings, cash flows and fair values.

In evaluating the effects of changes in foreign currency exchange rates, interest rates and commodity prices on the company's business operations, the risk management system uses sensitivity analysis as a primary analytical technique. The analysis assumes simultaneous shifts in those rates and quantifies the impact of such shifts on the company's earnings, cash flows, and fair values of assets and liabilities during a one-year period. The range of changes used for the purpose of this analysis reflects the company's view of changes that are reasonably possible over a one-year period. Fair values are the present value of projected future cash flows based on market rates and prices chosen.

FOREIGN EXCHANGE RATE RISK Short-term exposures to changing foreign currency exchange rates are primarily due to operating cash flows denominated in foreign currencies. The company covers known and anticipated operating exposures by using foreign currency exchange option, forward and swap contracts. The company's most significant foreign currency exposures relate to Western European countries (primarily Germany, France, Italy, the United Kingdom, Sweden and Spain), as well as Brazil, Mexico, Canada, Japan, and Australia. The company has evaluated the effects of the introduction of the euro on its business operations and has included the euro in its operating plans and foreign currency risk management process to minimize any adverse impact.

The company conducted a sensitivity analysis on the fair value of its foreign currency hedge portfolio assuming an instantaneous 10% change in foreign currency exchange rates from their levels as of December 31, 1998, with all other variables held constant. A 10% appreciation and depreciation of the U.S. dollar against foreign currencies would result in an increase of $15 million and a decrease of $5 million, respectively, in the fair value of foreign currency exchange hedging contracts. The sensitivity in fair value of the foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of December 31, 1998, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on earnings and cash flows in future periods.

Long-term exposures to foreign currency exchange rate risk are managed primarily through operational activities. The company manufactures its products in a number of locations around the world; hence, has a cost base in a variety of European, Asian and Latin American currencies. This diverse base of local currency costs serves to partially counterbalance the impact of changing foreign currency exchange rates on earnings, cash flows and fair values of assets and liabilities.

INTEREST RATE RISK The company is exposed to changes in interest rates primarily due to its financing, investing and cash management activities, which include long- and short-term debt to maintain liquidity and fund its business operations. The company's current strategic policy is to maintain from 20% to 40% of floating rate debt, with a long-term average of 30%. An 80 basis point move in interest rates would affect the value of the company's floating and fixed rate instruments, including short- and long-term debt and derivative instruments, but would not have a material impact on earnings per share or the company's financial position. Eighty basis points approximate 10% of the company's weighted average rate on its worldwide debt.

COMMODITY PRICE RISK The company purchases certain raw materials such as natural gas, propylene, acetone, and butanol under short- and long-term supply contracts. The purchase prices are generally determined based on prevailing market conditions. Changing raw material prices have historically had material impacts on the company's earnings and cash flows, and will likely continue to have significant impacts on earnings and cash flows in future periods. The company uses commodity derivative instruments to modify some of the commodity price risks. Assuming a 10% change in the underlying commodity price, the potential change in the fair value of commodity derivative contracts held at December 31, 1998, would not be material when compared with the company's earnings and financial position.

FORWARD-LOOKING STATEMENTS This market risk discussion and the estimated amounts presented are forward-looking statements that assume certain market conditions. This assessment does not include the potential effects on interest rates or debt policy that may be adopted following the 1999 business acquisitions discussed above under "Acquisitions and Divestitures." Actual results in the future may differ materially from these projected results due to such acquisitions and any unforeseen developments in relevant financial markets, including Asia and Latin America. The methods used above to assess risk should not be considered projections of expected future events or results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are included herein:

1) Summary of Significant Accounting Policies
2) Statements of Consolidated Earnings for years ended December 31, 1998, 1997 and 1996
3) Statements of Consolidated Cash Flows for years ended December 31, 1998, 1997 and 1996
4) Consolidated Balance Sheets as of December 31, 1998 and 1997
5) Statements of Consolidated Stockholders' Equity for years ended December 31, 1998, 1997 and 1996
6) Notes to Consolidated Financial Statements
7) Management's Report on Financial Statements
8) Report of Independent Accountants
9) Eleven-Year Summary of Selected Financial Data

Supplementary selected quarterly financial data is incorporated herein under Item 7 (see "Quarterly Results of Operations").

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of the company and its subsidiaries. Investments in unconsolidated subsidiaries, which are involved mainly in selling operations outside of the United States, are carried at cost and are insignificant in total. Investments in affiliates (20-50%-owned) are recorded at cost plus equity in their undistributed earnings, less dividends. Intercompany accounts, transactions and unrealized profits and losses on transactions within the consolidated group and with significant affiliates are eliminated in consolidation, as appropriate.

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

TRANSLATION PROCEDURES Foreign currency accounts are translated into U.S. dollars under the provisions of SFAS No. 52, with the U.S. dollar as the functional currency for the majority of international operations. Under this standard: (1) land, buildings and equipment and related depreciation, inventories, goodwill and intangibles and related amortization and minority interest are translated at historical rates of exchange; (2) all other assets and liabilities are translated at current rates of exchange, and (3) monthly revenues, costs and expenses other than depreciation, amortization of goodwill and intangibles and cost of goods sold are translated at current rates of exchange. Translation gains and losses of those operations that use local currencies as the functional currency are included as a separate component of other comprehensive income. Foreign exchange adjustments, including recognition of open foreign exchange contracts that are not intended to hedge an identifiable foreign currency commitment, are charged or credited to income based on current exchange rates.

ENVIRONMENTAL ACCOUNTING Accruals for environmental remediation are recorded when it is probable a liability has been incurred and costs are reasonably estimable. The estimated liabilities are recorded at undiscounted amounts. The cost of operating and maintaining environmental control facilities are charged to expense. Expenditures which mitigate or prevent contamination from future operations are capitalized and depreciated under normal depreciation policies. It is the company's practice to reflect environmental insurance recoveries in the results of operations for the quarter in which litigation is resolved through settlement or other appropriate legal process.

EARNINGS PER SHARE Basic earnings per share is calculated by dividing net earnings applicable to common shareholders by the average number of shares outstanding for the period. Diluted earnings per share is calculated by adding the earnings impact of the conversion of preferred stock to net earnings applicable to common shareholders and dividing this amount by the average number of shares outstanding for the period adjusted for the assumed preferred stock conversion, and for the dilutive effect of an assumed exercise of all options outstanding at the end of the period.

CASH AND CASH EQUIVALENTS Cash and cash equivalents include cash, time deposits and readily marketable securities with original maturities of three months or less.

INVENTORIES  Inventories are stated at the lower of cost or market.
Cost is primarily determined under the last-in, first-out (LIFO) method.

LAND, BUILDINGS AND EQUIPMENT AND RELATED DEPRECIATION Land, buildings and equipment are carried at cost. Assets are depreciated over their estimated useful lives on the straight-line and accelerated methods. Maintenance and repairs are charged to earnings; replacements and betterments are capitalized. The cost and related accumulated depreciation of buildings and equipment are removed from the accounts upon retirement or other disposition; any resulting gain or loss is reflected in earnings.

INTANGIBLE ASSETS The company amortizes identifiable intangible assets such as patents and trademarks on the straight-line basis over their estimated useful lives. Goodwill is amortized on the straight-line basis over periods not greater than 40 years. Intangible assets are classified in the accompanying consolidated balance sheets as "Other Assets, Net."

REVENUE RECOGNITION Revenues from product sales, net of applicable allowances, are generally recognized upon shipment of product. Payments received in advance of revenue recognition are recorded as deferred revenue.

INCOME TAXES The company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future consequences of temporary differences between the financial statement carrying value of assets and liabilities and their values as measured by tax laws.

STOCK COMPENSATION The company applies the intrinsic value method in accordance with APB Opinion No. 25 and related Interpretations in accounting for stock compensation plans. Under this method, no compensation expense is recognized for fixed stock option plans.

         Rohm and Haas Company and Subsidiaries
         STATEMENTS OF CONSOLIDATED EARNINGS

         Years ended December 31, 1998, 1997 and 1996

         ----------------------------------------------------------------------
         (Millions of dollars,
         except per-share amounts)                        1998    1997    1996
         ----------------------------------------------------------------------
         CURRENT EARNINGS
         ----------------------------------------------------------------------
         Net sales                                      $3,720  $3,999  $3,982
         Cost of goods sold                              2,256   2,544   2,587
                                                        =======================
         Gross profit                                    1,464   1,455   1,395
         Selling and administrative expense                635     637     631
         Research and development expense                  207     201     187
         Interest expense                                   34      39      39
         Share of affiliate net earnings (losses)            2      11     (12)
NOTE 3   Other income, net                                (110)    (22)     (4)
                                                        =======================
         Earnings before income taxes and
           extraordinary item                              700     611     530
NOTE 5   Income taxes                                      247     201     167
         EARNINGS BEFORE EXTRAORDINARY ITEM             $  453  $  410  $  363
                                                        =======================
NOTE 15  Extraordinary loss on early extinguishment
           of debt (net of income tax benefit of $6)        13      --      --
         NET EARNINGS                                   $  440  $  410  $  363
                                                        =======================
NOTE 18  Less preferred stock dividends                      6       7       7
         NET EARNINGS APPLICABLE TO
           COMMON SHAREHOLDERS                          $  434  $  403  $  356
                                                        =======================
         EARNINGS PER COMMON SHARE BEFORE
           EXTRAORDINARY ITEM:
           -- BASIC                                     $ 2.55  $ 2.17  $ 1.82
           -- DILUTED                                     2.52    2.13    1.79

         EARNINGS PER COMMON SHARE:
           -- BASIC                                     $ 2.47  $ 2.17  $ 1.82
           -- DILUTED                                     2.45    2.13    1.79
         ----------------------------------------------------------------------
         WEIGHTED AVERAGE COMMON SHARES
           OUTSTANDING (IN MILLIONS)
           -- BASIC                                      175.6   185.8   196.1
           -- DILUTED                                    179.7   192.4   202.8
         ======================================================================

         See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Rohm and Haas Company and Subsidiaries
STATEMENTS OF CONSOLIDATED CASH FLOWS

Years ended December 31, 1998, 1997 and 1996

-------------------------------------------------------------------------------
(Millions of dollars)                                     1998    1997*   1996*
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                            $  440  $  410  $  363
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation                                           276     279     262
    Gain on sale of facilities and investments             (76)     (4)    (10)
    Extraordinary loss on early extinguishment of
      debt, net of tax                                      13      --      --
    Deferred income taxes                                   36     (11)     37
    Accounts receivable                                     (1)     88     (37)
    Inventories                                              1      24      11
    Accounts payable and accrued liabilities               (15)     --      (7)
    Federal, foreign and other income taxes payable        (85)     12      (1)
    Other, net                                              93      (7)     88
                                                        -----------------------
      Net cash provided by operating activities            682     791     706
-------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of facilities and
  investments, net of cash sold                            287      10      11
Additions to land, buildings and equipment                (229)   (254)   (334)
Investments in joint ventures, affiliates
  and subsidiaries, net of cash acquired                   (21)    (80)     (7)
                                                        -----------------------
      Net cash provided (used) by investing activities      37    (324)   (330)
-------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Purchases of treasury shares                              (567)   (216)   (302)
Proceeds from issuance of long-term debt                    44      16       2
Repayments of long-term debt                              (205)    (44)    (52)
Net change in short-term borrowings                        108     (73)     68
Payment of dividends                                      (125)   (121)   (116)
Other, net                                                   2      --      (8)
                                                        -----------------------
      Net cash used by financing activities               (743)   (438)   (408)
-------------------------------------------------------------------------------
        NET INCREASE (DECREASE) IN CASH AND
          CASH EQUIVALENTS                               $ (24)  $  29   $ (32)
===============================================================================

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

*Restated to conform to current year presentation.

         Rohm and Haas Company and Subsidiaries
         CONSOLIDATED BALANCE SHEETS

         December 31, 1998 and 1997
         ----------------------------------------------------------------------
         (Millions of dollars)                              1998          1997
         ----------------------------------------------------------------------
         ASSETS
         ----------------------------------------------------------------------
         CURRENT ASSETS
         Cash and cash equivalents                        $   16        $   40
NOTE 9   Accounts receivable, net                            711           755
NOTE 10  Inventories                                         427           459
NOTE 11  Prepaid expenses and other assets                   133           143
                                                          ---------------------
           Total current assets                            1,287         1,397
         ----------------------------------------------------------------------
NOTE 2   INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED
           SUBSIDIARIES AND AFFILIATES                       142           197
NOTE 12  LAND, BUILDINGS AND EQUIPMENT, NET                1,908         2,008
NOTE 13  OTHER ASSETS, NET                                   311           298
                                                          ---------------------
                                                          $3,648        $3,900
         ----------------------------------------------------------------------
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ----------------------------------------------------------------------
         CURRENT LIABILITIES
NOTE 14  Notes payable                                    $  172        $   97
NOTE 16  Accounts payable and accrued liabilities            653           669
         Federal, foreign and other income taxes payable      50            84
                                                          ---------------------
           Total current liabilities                         875           850
         ----------------------------------------------------------------------
NOTE 15  LONG-TERM DEBT                                      409           509
NOTE 5   DEFERRED INCOME TAXES                               168           126
NOTE 8   EMPLOYEE BENEFITS PAYABLE                           432           410
NOTE 17  OTHER LIABILITIES                                   184           130
         MINORITY INTEREST                                    19            78
NOTE 21  COMMITMENTS AND CONTINGENCIES
         ----------------------------------------------------------------------
NOTE 18  STOCKHOLDERS' EQUITY
         $2.75 cumulative convertible preferred stock;
           authorized -- 2,846,061 shares; issued -- 1998:
           1,457,956 shares; 1997: 2,522,926 shares           73           126
         Common stock; par value -- $2.50; authorized --
           200,000,000 shares; issued -- 196,957,140 shares  492           590
         Additional paid-in capital                          139           135
         Retained earnings                                 1,284         1,932
                                                          ---------------------
                                                           1,988         2,783
         Less: Treasury stock (1998 -- 29,369,853 shares;
           1997 -- 53,330,193 shares)                        286           820
         Less: ESOP shares (1998 -- 13,545,000;
           1997 -- 14,175,000)                               132           138
         Accumulated other comprehensive income               (9)          (28)
                                                          ---------------------
           Total stockholders' equity                      1,561         1,797
         ----------------------------------------------------------------------
                                                          $3,648        $3,900
         ======================================================================
         See accompanying summary of significant accounting policies and notes to consolidated financial statements.

         Rohm and Haas Company and Subsidiaries
         STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

         Years ended December 31, 1998, 1997 and 1996
         ----------------------------------------------------------------------
         (Millions of dollars)                            1998    1997    1996
         ----------------------------------------------------------------------
NOTE 18  PREFERRED STOCK
         ----------------------------------------------------------------------
         Balance, beginning of year                     $  126  $  131  $  133
         Redemptions and conversion of shares
           to common stock                                 (53)     (5)     (2)
                                                        -----------------------
         Balance, end of year                           $   73  $  126  $  131
                                                        -----------------------
         COMMON STOCK
         ----------------------------------------------------------------------
         Balance, beginning of year                     $  590  $  590  $  590
         Retirements of treasury stock                     (98)     --      --
                                                        -----------------------
         Balance, end of year                           $  492  $  590  $  590
                                                        -----------------------
         ADDITIONAL PAID-IN CAPITAL
         ----------------------------------------------------------------------
         Balance, beginning of year                     $  135  $  143  $  150
         Shares issued to employees under bonus plan,
           net of preferred conversions                      4      (8)     (7)
                                                        -----------------------
         Balance, end of year                           $  139  $  135  $  143
                                                        -----------------------
         RETAINED EARNINGS
         ----------------------------------------------------------------------
         Balance, beginning of year                     $1,932  $1,643  $1,396
         Net earnings                                      440     410     363
         Common stock dividends paid ($.70, $.63
           and $.57 per share in 1998, 1997 and
           1996, respectively), net of tax benefit
           of $4 million in 1998, 1997 and 1996
           related to the ESOP                            (119)   (114)   (109)
         Retirements of treasury stock                    (963)     --      --
         Preferred stock dividends ($2.75 per share
           in 1998, 1997 and 1996)                          (6)     (7)     (7)
                                                        -----------------------
         Balance, end of year                           $1,284  $1,932  $1,643
                                                        -----------------------
NOTE 18  TREASURY STOCK, AT COST
         ----------------------------------------------------------------------
         Balance, beginning of year                     $  820  $  629  $  344
         Shares issued to employees under bonus plan       (17)    (15)    (16)
         Purchases                                         567     216     302
         Retirements                                    (1,061)     --      --
         Shares issued for conversion of preferred
           stock                                           (23)    (10)     (1)
                                                        -----------------------
         Balance, end of year                           $  286  $  820  $  629
                                                        -----------------------
         ACCUMULATED OTHER COMPREHENSIVE
         INCOME, NET OF TAX
         ----------------------------------------------------------------------
         Balance, beginning of year                     $  (28) $   (5) $    7
         Foreign currency translation adjustments           27     (26)    (12)
         Minimum pension liability adjustment               (8)      3      --
                                                        -----------------------
         Balance, end of year                           $   (9) $  (28) $   (5)
         ======================================================================
         See accompanying summary of significant accounting policies and notes to consolidated financial statements.

NOTE 1: ACQUISITIONS AND DISPOSITIONS OF ASSETS

On January 31, 1999, the company and Morton approved a merger agreement under which the company will acquire Morton in a cash and stock transaction valued at $4.9 billion, including the assumption of $268 million of debt. On February 5, 1999, the company commenced a cash tender offer to purchase up to 80,916,766 shares of Morton common stock for $37.125 per share, representing 67% of the outstanding Morton shares on January 31, 1999. The tender offer is subject to certain conditions including, among other things, the tender of at least a majority of the outstanding shares of Morton on a fully diluted basis, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Act, and the receipt of European Union approval. The offer is scheduled to expire on Friday, March 5, 1999, unless extended. The tender offer is not conditioned upon obtaining financing. Following the successful completion of the tender offer, the company intends to acquire the remaining Morton shares in a second-step merger. In this step, subject to shareholder approval, each share of Morton will be exchanged for between 1.0887 and 1.3306 of company shares based on the company's stock price for a period of twenty days prior to closing, or, if fewer than 80,916,766 shares are purchased in the tender, for a combination of cash and company stock.

On January 23, 1999, the company acquired all of the outstanding shares of LeaRonal for approximately $460 million. LeaRonal develops and manufactures specialty chemical processes used in the manufacture of printed circuit boards, semiconductor packaging and electronic connector plating and also provides processes for metal-finishing applications. LeaRonal reported $242 million in sales and $21 million in net income for their fiscal year ended February 28, 1998.

The LeaRonal and Morton acquisitions will be financed through a combination of commercial paper, bank loans and long-term debt and will be accounted for using the purchase method. Their results are not included in the company's 1998 results.

The company sold its interest in the AtoHaas and RohMax businesses in June 1998 for cash proceeds of $287 million, resulting in a net after-tax gain of $76 million, or $.41 per share. Subsequent to the sale of the AtoHaas joint venture, the buyer asserted a claim against the company in late 1998 related to the value of certain joint venture assets. Because the investigation and assessment of this claim is not expected to be completed until the latter part of the first quarter of 1999, the potential amount of the claim and its impact on results of operations and financial position, if any, cannot be reasonably estimated at this time.

During 1998 and 1997, the company purchased a 33% interest in Rodel and in early 1999 purchased an additional 15% interest. The total cost for these investments was approximately $149 million. Rodel is a privately held, Delaware-based leader in precision polishing technology serving the semiconductor, memory disk and glass polishing industries. The investment is accounted for on the equity method with the company's share of earnings reported as equity in affiliates. Also in 1998, the company acquired the remaining 50% interest in NorsoHaas, an affiliate during 1997.

NOTE 2: INVESTMENTS

The company's investments in its affiliates (20-50%-owned) totaled $118 million and $150 million at December 31, 1998, and 1997, respectively. The decrease from 1997 relates primarily to the divestiture of the AtoHaas and RohMax joint ventures offset by the company's additional 7% investment in Rodel. Primarily as a result of the investment in Rodel the company's total investments in affiliates exceed the equity in the underlying net assets by approximately $64 million and $41 million at December 31, 1998 and 1997, respectively.

NOTE 3: OTHER INCOME, NET
------------------------------------------------------------------------------
(Millions of dollars)                             1998       1997      1996
------------------------------------------------------------------------------
Gain on sale of facilities and investments       $(131)     $  --     $  --
Interest income                                    (13)        (6)       (7)
Royalty income, net                                 (6)        (9)       (6)
Foreign exchange losses (gains), net                13         (3)       (4)
Minority interest                                    2          5         5
Provision for write-down of assets
  and restructuring charges net of
  gains on asset dispositions                       11         (2)      (10)
Amortization of intangibles and purchased
  option premiums                                    5          6        10
Voluntary early retirement incentives,
  severance, litigation settlements and
  certain waste disposal site cleanup costs          8          9         8
Environmental insurance recoveries                  --        (26)       --
Other, net                                           1          4        --
                                                 =============================
Total                                            $(110)     $ (22)    $  (4)
------------------------------------------------------------------------------

NOTE 4: FINANCIAL INSTRUMENTS

The company uses derivative financial instruments to reduce the impact of changes in foreign exchange rates, interest rates and commodity raw material prices on its earnings, cash flows and fair values of assets and liabilities. The company enters into derivative financial contracts based on analysis of specific and known economic exposures and by policy prohibits holding or issuing derivative financial instruments for trading purposes. Credit risk associated with non-performance by counterparties is mitigated by using major financial institutions with high credit ratings. The company also limits the amount of derivative contracts it enters into with each counterparty.

The company uses primarily purchased foreign exchange option contracts to hedge anticipated sales in foreign currencies by foreign subsidiaries. The option premiums paid are recorded as assets and amortized over the life of the option. Gains and losses on purchased option contracts are deferred and recorded in the period in which the underlying sales transactions are recognized, except for the contracts to hedge anticipated sales by subsidiaries that use local currency as their functional currency. These contracts, which amounted to approximately 5% and 32% of the total notional amount outstanding at December 31, 1998 and 1997, respectively, are marked to market at each balance sheet date.

The notional amounts of foreign exchange option contracts totaled $326 and $118 million at December 31, 1998, and 1997, respectively. The table below summarizes by currency the notional value of foreign exchange option contracts in U.S. dollars:

(in Millions)                        1998                  1997
----------------------------------------------------------------
German mark                           $97                   $40
Italian lira                           49                    23
British pound                          38                    --
Swedish krona                          36                     2
Canadian dollar                        33                    --
Australian dollar                      31                    10
Japanese yen                           16                    38
Spanish peseta                         15                    --
New Zealand dollar                     11                     5
----------------------------------------------------------------

The contracts outstanding at each balance sheet date have maturities of less than eighteen months. At December 31, 1998 and 1997, net deferred unrealized gains were $2 million and $4 million, respectively.

The company also uses forward exchange contracts to reduce the exchange rate risk of specific foreign currency transactions. These contracts require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date. The maturities are generally less than fifteen months. The carrying amounts of these contracts are adjusted to their market value at each balance sheet date and recorded in other income and expenses. At December 31, 1998, the open foreign exchange forward contracts totaled $70 million in notional amounts, of which

$55 million is to hedge the intercompany loans denominated in German marks of $14 million and Italian lira of $41 million. Fifteen million dollars are to reduce operating exposures in Japanese yen. At December 31, 1997, one Japanese yen forward contract, which matured in February 1998, was outstanding with a notional value of $5 million. Net unrealized losses at December 31, 1998, were $1 million and gains at December 31, 1997, were not material.

Currency swap agreements are used to manage short-term exposure positions with various foreign currencies. Maturities generally do not exceed thirty days. The carrying amounts of these swap agreements are adjusted to their market value at each balance sheet date and recorded in other income and expense. At December 31, 1998, the open swap agreements totaled $26 million in notional amounts, of which $20 million is to exchange the U.S. dollar for British pounds while $6 million is to exchange the U.S. dollar for German marks. The unrealized losses on the currency swap agreements were not material at December 31, 1998.

At both December 31, 1998 and 1997, the company was party to a written interest rate option contract with a notional amount of $25 million to monetize the call provision on the company's 9.375% debentures due 2019. The counterparty paid the company a premium of $5 million for the right to receive 9.375% fixed rate payments beginning 1999 through 2002. In return, the counterparty will pay the company variable interest payments based on the six-month LIBOR. The written option has been marked to market at each balance sheet date.

At December 31, 1997, the company held an interest rate floor expiring in 1999 to hedge $50 million of its fixed-rate debt. The floor rate under this contract was 6%. The premium paid for the option was amortized to interest expense over the life of the option. This contract was closed out during 1998 at an immaterial gain.

The company uses commodity swap agreements for hedging purposes to reduce the effects of changing raw material prices. Gains and losses on the swap agreements are deferred until settlement and recorded as a component of underlying inventory costs when settled. The notional value of commodity swap agreements totaled $5 million and $9 million at December 31, 1998 and 1997, respectively. The company recorded immaterial net losses in 1998 and net gains of $1 million in 1997.

The fair value of financial instruments was estimated based on the following methods and assumptions:

    Cash and cash equivalents, accounts receivable, accounts payable and notes payable -- the carrying amount approximates fair value due to the short maturity of these instruments.

    Long-term debt -- the fair value is estimated based on quoted market prices for the same or similar issues or the current rates offered to the company or its subsidiaries for debt with the same or similar remaining maturities and terms.

    Interest rate option contracts -- the fair value is estimated based on quoted market prices of the same or similar issues available.

    Foreign currency option contracts -- the fair value is estimated based on the amount the company would receive or pay to terminate the contracts.

    Foreign currency forward and swap agreements -- the carrying value approximates fair value because these contracts are adjusted to their market value at the balance sheet date.

    Commodity swap agreements -- the fair value is estimated based on the amount the company would receive or pay to terminate the contracts.

The carrying amounts and fair values of material financial instruments at December 31, 1998 and 1997, are as follows:

-------------------------------------------------------------------------
                                         1998                  1997
                                 ------------------   -------------------
                                 CARRYING    FAIR      Carrying    Fair
(Millions of dollars)             AMOUNT     VALUE      Amount     Value
-------------------------------------------------------------------------
                                            Asset (Liability)
Long-term debt                    $(409)     $(464)     $(509)     $(578)
Written interest rate options       (10)       (10)        (8)        (8)
Foreign currency options              4          7          5          8
Foreign exchange forward
  contracts                          (1)        (1)        --         --
-------------------------------------------------------------------------

NOTE 5: INCOME TAXES

Earnings before income taxes earned within or outside the United States are shown below:

----------------------------------------------------------------
(Millions of dollars)                    1998     1997*    1996
----------------------------------------------------------------
United States
  Parent and subsidiaries                $559     $446     $371
  Affiliates                                1        7       --
Foreign
  Subsidiaries                            120      154      171
  Affiliates                                1        4      (12)
                                         -----------------------
Earnings before income taxes             $681     $611     $530
----------------------------------------------------------------
*Restated to conform to current year presentation.

Earnings before income taxes in 1998 include $19 million related to an extraordinary loss on early extinguishment of debt.

The provision for income taxes is composed of:
----------------------------------------------------------------
(Millions of dollars)                    1998     1997     1996
----------------------------------------------------------------
Taxes on U.S. earnings
  Federal
    Current                              $142     $134     $ 56
    Deferred                               40        7       58
                                         -----------------------
                                          182      141      114
                                         -----------------------
  State and other
    Current                                 8        6        2
                                         -----------------------
  Total taxes on U.S. earnings            190      147      116
----------------------------------------------------------------
Taxes on foreign earnings
    Current                                68       77       69
    Deferred                              (17)     (23)     (18)
                                         -----------------------
  Total taxes on foreign earnings          51       54       51
                                         -----------------------
Total income taxes                       $241     $201     $167
----------------------------------------------------------------

Income taxes in 1998 include a $6 million tax benefit resulting from an extraordinary loss on early extinguishment of debt.

Cash payments of income taxes were $237 million, $181 million and $120 million in 1998, 1997 and 1996, respectively.

Deferred income taxes reflect temporary differences between the valuation of assets and liabilities for financial and tax reporting. Details at December 31, 1998 and 1997, were:

----------------------------------------------------------------
(Millions of dollars)                            1998      1997*
----------------------------------------------------------------
Deferred tax assets related to:
  Compensation and benefit programs              $213      $203
  Accruals for waste disposal site remediation     47        54
  Inventories                                      29        33
  All other                                        52        66
  Valuation allowance                              (3)       (4)
                                                 ===============
    Total deferred tax assets                    $338      $352
                                                 ===============
Deferred tax liabilities related to:
  Tax depreciation in excess of book
    depreciation                                 $300      $312
  Pension                                          80        69
  All other                                        23         8
                                                 ===============
    Total deferred tax liabilities               $403      $389
                                                 ===============
    Net deferred tax liability                   $ 65      $ 37
----------------------------------------------------------------
*Restated to conform to current year presentation.

Deferred taxes, which are classified into a net current and non-current balance by tax jurisdiction, are presented in the balance sheet as follows:

----------------------------------------------------------------
(Millions of dollars)                            1998      1997
----------------------------------------------------------------
Prepaid expenses and other assets                $ 94      $ 87
Other assets, net                                  10         3
Accounts payable and accrued liabilities            1         1
Non-current deferred income tax liabilities       168       126
                                                 ===============
    Net deferred tax liability                   $ 65      $ 37
----------------------------------------------------------------

The valuation allowance was reduced by $1 million in 1998 and 1997 due to usage of tax credit carryforwards and net operating loss carryforwards.

The effective tax rate on pre-tax income differs from the U.S.
statutory tax rate due to the following:

----------------------------------------------------------------
                                         1998     1997     1996
----------------------------------------------------------------
Statutory tax rate                       35.0%    35.0%    35.0%
U.S. tax credits                         (1.4)    (1.5)    (3.4)
Asset write-downs and dispositions         .5       --      (.2)
Effect of non-taxable currency items       .1       .5      (.5)
Gain on sale of facilities
  and investments                         1.5       --       --
Taxes on foreign earnings
  and tax adjustments of
  foreign subsidiaries                    (.6)     (.6)      .3
Other, net                                 .2      (.5)      .3
                                         =======================
Effective tax rate                       35.3%    32.9%    31.5%
----------------------------------------------------------------

The company has net operating loss carryforwards of $5 million to offset future foreign taxable income through 2003.

    Provision for U.S. income taxes, after applying statutory tax credits, was made on the unremitted earnings of foreign subsidiaries and affiliates which have not been reinvested abroad indefinitely. Total unremitted earnings, after provision for applicable foreign income taxes, were approximately $399 million at December 31, 1998. If the foreign subsidiaries and affiliates earnings that have been reinvested abroad indefinitely were remitted as dividends, the amount of additional U.S. income taxes, after applying statutory tax adjustments, would be approximately $25 million.

NOTE 6: SEGMENT INFORMATION

In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the industry segment approach with a management approach. SFAS No. 131 designates the internal management accountability structure as the source of the company's reportable segments. The statement also requires disclosures about products and services, geographic areas and major customers. The adoption of this standard did not affect results of operations or financial position but did affect the disclosure of segment information as presented below.

The company's business segment reporting under SFAS No. 131 is consistent with the changes in its financial reporting structure incorporated in the company's reporting since the first quarter of 1998. These changes, and concurrent changes to the management organization, were made to better reflect the company's technical strengths and focus on key markets. There are three business segments: Performance Polymers, consisting of the Polymers and Resins (which includes Coatings, Specialty Polymers and Building Products), Monomers, Formulation Chemicals and Plastics Additives businesses; Chemical Specialties, consisting of the Agricultural Chemicals, Ion Exchange, Biocides and Primenes businesses; and Electronic Materials, consisting of Shipley and Rodel, Inc., an affiliate. Corporate includes non-operating items such as interest income and expense, corporate governance costs, corporate exploratory research and, in 1998, loss on early extinguishment of debt.

The 1997 and 1996 presentations have been restated to reflect these changes. In the restatement, 1997 and 1996 results of AtoHaas and RohMax are reported under Performance Polymers.

                             PERFORMANCE   CHEMICAL  ELECTRONIC
          1998                 POLYMERS  SPECIALTIES  MATERIALS  CORPORATE  CONSOLIDATED
----------------------------------------------------------------------------------------
Sales to external customers     $2,447    $  875        $  398     $   --       $3,720
Operating profit after tax(1)      394        72            45        (71)         440
Share of affiliate earnings          2        --             4         (4)           2
Depreciation                       188        51            17         20          276
Segment assets                   1,927       783           511        427        3,648
Capital additions                  150        38            29         12          229

                             PERFORMANCE   CHEMICAL  ELECTRONIC
          1997                 POLYMERS  SPECIALTIES  MATERIALS  CORPORATE  CONSOLIDATED
----------------------------------------------------------------------------------------
Sales to external customers     $2,712    $  888        $  399     $   --       $3,999
Operating profit after tax(2)      317        85            52        (44)         410
Share of affiliate earnings          9        (1)            3         --           11
Depreciation                       200        51            16         12          279
Segment assets                   2,182       779           457        482        3,900
Capital additions                  171        35            33         15          254

                             PERFORMANCE   CHEMICAL  ELECTRONIC
          1996                 POLYMERS  SPECIALTIES  MATERIALS  CORPORATE  CONSOLIDATED
----------------------------------------------------------------------------------------
Sales to external customers     $2,694    $  930        $  358     $   --       $3,982
Operating profit after tax         274       112            39        (62)         363
Share of affiliate losses          (12)       --            --         --          (12)
Depreciation                       184        48            15         15          262
Segment assets                   2,200       821           359        553        3,933
Capital additions                  244        45            28         17          334

(1) Includes a one-time net gain of $45 million after-tax. This net gain was the result of the sale of the company's interest in the AtoHaas and RohMax joint ventures, an early extinguishment of debt, the write-off of certain intangible assets in Europe and business realignment costs primarily in Asia.

(2) Includes a gain of $16 million after tax, the net result of remediation settlements with insurance carriers during the fourth quarter.


The tables below present sales and long-lived asset information by geographic area as of and for the period ending December 31. Sales are attributed to the United States and to all foreign countries combined based on customer location and not on the geographic location from which goods were shipped.

                                UNITED
        1998                    STATES         FOREIGN       CONSOLIDATED
-------------------------------------------------------------------------
Sales to external customers     $1,754          $1,966          $3,720
Long-lived assets                  936           1,206           2,142


                                UNITED
        1997                    STATES         FOREIGN       CONSOLIDATED
-------------------------------------------------------------------------
Sales to external customers     $1,890          $2,109          $3,999
Long-lived assets                1,059           1,263           2,322


                                UNITED
        1996                    STATES         FOREIGN       CONSOLIDATED
-------------------------------------------------------------------------
Sales to external customers     $1,843          $2,139          $3,982
Long-lived assets                1,115           1,189           2,304

NOTE 7: PENSION PLANS

In 1997, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which amends a number of previous statements and establishes guidance for disclosure in annual financial statements. As required, the company adopted the disclosures prescribed by this statement below.

The company has noncontributory pension plans that provide defined benefits to domestic and non-U.S. employees meeting age and length of service requirements. The following disclosures include amounts for both the U.S. and significant foreign pension plans.



-----------------------------------------------------------------------
(Millions of dollars)                           1998     1997     1996
-----------------------------------------------------------------------
COMPONENTS OF NET PERIODIC PENSION INCOME
Service cost                                   $ (39)   $ (39)   $ (38)
Interest cost                                    (64)     (63)     (60)
Expected return on plan assets                   108      101       96
Amortization of net gain existing at
  adoption of SFAS No. 87                          9       10       11
Other amortization, net                            5        1       (2)
                                               ========================
Net periodic pension income                    $  19    $  10    $   7
-----------------------------------------------------------------------

Pension income primarily reflects recognition of favorable investment experience as stipulated by SFAS No. 87. The pension benefit payments in all three years included payments related to voluntary early retirement incentives and a severance benefit program.

The early retirement and severance benefit programs resulted in a pre-tax gain of $3 million, $4 million and $2 million in 1998, 1997 and 1996, respectively, as settlement gains from retirees electing lump-sum distributions exceeded the cost of the special termination benefits.

Plan activity and status as of and for the years ended December 31 were as follows:

----------------------------------------------------------------------
(Millions of dollars)                                1998       1997
----------------------------------------------------------------------
CHANGE IN PENSION OBLIGATION
Pension obligation at beginning of year            $  943      $  907
Service cost, excluding expenses                       34          35
Interest cost                                          64          63
Plan participants' contributions                        1           1
Divestitures, curtailments and settlements            (35)         --
Special termination benefits                            5           9
Actuarial loss                                         75          26
Foreign currency exchange rate changes                 (1)         (4)
Benefits paid                                         (87)        (94)
                                                   ===================
Pension obligation at end of year                  $  999      $  943
                                                   -------------------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year     $1,401      $1,306
Actual return on plan assets                          198         210
Contributions                                           2           2
Transfer to fund retiree medical expenses             (14)        (13)
Trust expenses                                         (5)         (5)
Divestitures                                          (32)         --
Foreign currency exchange rate changes                 (1)         (5)
Benefits paid                                         (87)        (94)
                                                   ===================
Fair value of plan assets at end of year           $1,462      $1,401
                                                   -------------------
Funded status                                      $  463      $  458
Unrecognized actuarial gain                          (302)       (305)
Unrecognized prior service cost                        15          17
                                                   ===================
Net amount recognized                              $  176      $  170
                                                   -------------------
Amounts recognized in the statement of
  financial position consist of:
    Prepaid pension cost                           $  146      $  128
    Unrecognized transition asset                      30          42
                                                   ===================
Net amount recognized                              $  176      $  170
                                                   -------------------


----------------------------------------------------------------------

Net assets of the pension trusts, which primarily consist of common stocks and debt securities, were measured at market value. Assumptions used are as follows:

--------------------------------------------------------------------------
                                         1998                 1997
--------------------------------------------------------------------------
                                     U.S.    NON-U.S.     U.S.    Non-U.S.
                                     PLANS    PLANS       Plans    Plans
--------------------------------------------------------------------------
WEIGHTED-AVERAGE ASSUMPTIONS
AS OF DECEMBER 31
Discount rate                        6.5%     6.3%        7.0%     8.0%
Expected return on plan assets       8.5      7.9         8.5      9.0
Rate of compensation increase        4.0      4.3         5.0      6.2
--------------------------------------------------------------------------

The company transferred excess pension plan assets of $14 million in 1998 and $13 million in 1997 to fund retiree medical expenses as allowed by U.S. tax regulations.

The company has a noncontributory, unfunded pension plan that provides supplemental defined benefits to U.S. employees whose benefits under the qualified pension plan are limited by the Employee Retirement Security Act of 1974 and the Internal Revenue Code. These employees must meet age and length of service requirements. Pension cost determined in accordance with plan provisions was $11 million in 1998, $6 million in 1997 and $7 million in 1996. Pension benefit payments for this plan were $4 million in 1998 and 1997 and $5 million in 1996.

The company has a nonqualified trust, referred to as a "rabbi" trust, to fund benefit payments under this pension plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as corporate assets and are classified as other non-current assets. Assets held in trust at December 31, 1998 and 1997, totaled $30 million and $25 million, respectively.

The status of this plan at year end was as follows:



--------------------------------------------------------------
(Millions of dollars)                         1998       1997
--------------------------------------------------------------
CHANGE IN PENSION OBLIGATION
Pension obligation at beginning of year       $ 61       $ 53
Service cost                                     1          1
Interest cost                                    6          4
Special termination benefit cost                 4         --
Actuarial loss                                  23          7
Benefits paid                                   (4)        (4)
                                              ================
Pension obligation at end of year             $ 91       $ 61
--------------------------------------------------------------

Pension benefit obligations for this plan were determined from actuarial valuations using an assumed discount rate of 6.5% and 7% at December 31, 1998 and 1997, respectively, and an assumed long-term rate of compensation increase of 4% in 1998 and 5% in 1997.

In 1997, the company instituted a nonqualified savings plan for eligible employees in the United States. The purpose of the plan is to provide additional retirement savings benefits beyond the otherwise determined savings benefits provided by the Rohm and Haas Company Employee Stock Ownership and Savings Plan (the "Savings Plan"). Each participant's contributions will be notionally invested in the same investment funds as the participant has elected for investment in his or her Savings Plan account. For most participants, the Company will contribute a notional amount equal to 60% of the first 6% of the amount contributed by the participant. The Company's matching contributions will be allocated to deferred stock units. At the time of distribution, each deferred stock unit will be distributed as one share of Rohm and Haas Company common stock. Contributions to this plan were $2 million in 1998. There were no contributions in 1997.

NOTE 8: EMPLOYEE BENEFITS

----------------------------------------------------------------------------
(Millions of dollars)                                   1998          1997
----------------------------------------------------------------------------
Postretirement health care and life
     insurance benefits                                $ 313         $ 323
Postemployment benefits                                   19            16
Unfunded supplemental pension plan (see Note 7)           74            50
Unfunded foreign pension liabilities                      26            21
                                                       =====================
Total                                                  $ 432         $ 410
----------------------------------------------------------------------------

The company provides health care and life insurance benefits under numerous plans for substantially all of its domestic retired employees, for which the company is self-insured. In general, employees who have at least 15 years of service and are 60 years of age are eligible for continuing health and life insurance coverage. Retirees contribute toward the cost of such coverage.

The status of the plans at year end was as follows:

----------------------------------------------------------------
(Millions of dollars)                           1998       1997
----------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year        $ 265      $ 303
Service cost                                       5          5
Interest cost                                     17         17
Divestitures, curtailments, settlements           (8)        --
Amendments                                        --         (2)
Special termination benefits                       1          2
Actuarial (loss) gain                              7        (44)
Benefits paid                                    (18)       (16)
                                               =================
Benefit obligation at end of year              $ 269      $ 265
Unrecognized prior service cost                   10         12
Unrecognized actuarial loss                       53         62
                                               =================
Total accrued postretirement benefit
  obligation                                   $ 332      $ 339
----------------------------------------------------------------

The accrued postretirement benefit obligation is recorded in "accrued liabilities" (current) and "employee benefits" (non-current).

Net periodic postretirement benefit cost includes the following components:

------------------------------------------------------------------------
(Millions of dollars)                              1998    1997    1996
------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC POSTRETIREMENT COSTS
Service cost                                       $  5    $  5    $  5
Interest cost                                        17      17      20
Net amortization                                     (4)     (4)     (1)
                                                   =====================
Net periodic postretirement cost                   $ 18    $ 18    $ 24
------------------------------------------------------------------------

The calculation of the accumulated postretirement benefit obligation assumes 5% and 6% annual rates of increase in the health care cost trend rate for 1998 and 1997, respectively. The company's plan limits its cost for health care coverage to an increase of 10% or less each year, subject ultimately to a maximum cost equal to double the 1992 cost level. Increases in retiree health care costs in excess of these limits will be assumed by retirees. The change in the annual rates of increase reflects lower expected health care inflation, improved health care utilization and lower per capita cost experience.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have approximately the following effects:

------------------------------------------------------------------------
                                       1-Percentage      1-Percentage
                                      Point Increase    Point Decrease
------------------------------------------------------------------------
(Millions of dollars)                  1998    1997      1998     1997
------------------------------------------------------------------------
Effect on total of service and
  interest cost components             $  1    $  1      $ (1)    $ (1)
Effect on postretirement benefit
  obligation                              9       7       (11)      (9)
------------------------------------------------------------------------

The weighted average discount rate used to estimate the accumulated postretirement benefit obligation was 6.5% at December 31, 1998, and 7% at December 31, 1997.

NOTE 9: ACCOUNTS RECEIVABLE, NET

----------------------------------------------------------------
(Millions of dollars)                         1998         1997
----------------------------------------------------------------
Customers                                     $642         $672
Unconsolidated subsidiaries and affiliates      21           43
Employees                                        6            5
Insurance recoveries for environmental
  remediation (see Note 21)                      2           19
Other                                           52           31
                                              ==================
                                               723          770
Less allowance for losses                       12           15
                                              ==================
Total                                         $711         $755
----------------------------------------------------------------

NOTE 10: INVENTORIES

----------------------------------------------------------------
(Millions of dollars)                         1998         1997
----------------------------------------------------------------
Finished products and work in process         $330         $352
Raw materials                                   48           49
Supplies                                        49           58
                                              ==================
Total                                         $427         $459
----------------------------------------------------------------

Inventories amounting to $391 million and $430 million were valued using the LIFO method at December 31, 1998 and 1997, respectively. The excess of current cost over the stated amount for inventories valued under the LIFO method approximated $77 million and $127 million at December 31, 1998 and 1997, respectively. Liquidation of prior years' LIFO inventory layers in 1998, 1997 and 1996 did not materially affect cost of goods sold in either year.

NOTE 11: PREPAID EXPENSES AND OTHER ASSETS

----------------------------------------------------------------
(Millions of dollars)                         1998         1997
----------------------------------------------------------------
Prepaid expenses                              $ 29         $ 36
Deferred tax benefits (see Note 5)              94           87
Notes receivable                                --            4
Other current assets                            10           16
                                              ==================
Total                                         $133         $143
----------------------------------------------------------------

NOTE 12: LAND, BUILDINGS AND EQUIPMENT, NET

----------------------------------------------------------------
(Millions of dollars)                         1998         1997
----------------------------------------------------------------
Land                                        $   44       $   50
Buildings and improvements                     813          817
Machinery and equipment                      3,276        3,307
Capitalized interest cost                      229          220
Construction                                   109           98
                                            ====================
                                             4,471        4,492
Less accumulated depreciation                2,563        2,484
                                            ====================
Total                                       $1,908       $2,008
----------------------------------------------------------------

The principal lives (in years) used in determining depreciation rates of various assets are: buildings and improvements (10-50); machinery and equipment (5-20); automobiles, trucks and tank cars (3-10); furniture and fixtures, laboratory equipment and other assets (5-10).

Gross book values of assets depreciated by accelerated methods totaled $1,011 million and $1,115 million at December 31, 1998 and 1997, respectively. Assets depreciated by the straight-line method totaled $3,307 million and $3,230 million at December 31, 1998 and 1997, respectively.

In 1998, 1997 and 1996 respectively, interest costs of $9 million, $12 million and $15 million were capitalized and added to the gross book value of land, buildings and equipment. Amortization of such capitalized costs included in depreciation expense was $15 million in 1998 and $14 million in 1997 and 1996.

NOTE 13: OTHER ASSETS, NET

----------------------------------------------------------------
(Millions of dollars)                         1998         1997
----------------------------------------------------------------
Prepaid pension costs (see Note 7)            $146         $128
Goodwill                                        92          110
Patents, trademarks and technology rights       55           54
Rabbi trust assets (see Note 7)                 30           25
Deferred tax benefits (see Note 5)              10            3
Other noncurrent assets                         33           26
                                              ==================
                                               366          346
Less accumulated amortization
  of intangible assets                          55           48
                                              ==================
Total                                         $311         $298
----------------------------------------------------------------

NOTE 14: NOTES PAYABLE

----------------------------------------------------------------
(Millions of dollars)                          1998        1997
----------------------------------------------------------------
Short-term borrowings                          $167        $ 49
Current portion of long-term debt                 5          48
                                               =================
Total                                          $172        $ 97
----------------------------------------------------------------

Short-term borrowings include commercial paper and bank debt owed by foreign subsidiaries. The weighted-average interest rate of short-term borrowings was 6.5% and 7.8% at December 31, 1998 and 1997, respectively.

At December 31, 1998, the company has revolving credit agreements totaling $400 million, of which $150 million expire in 1999, $20 million in 2002 and $230 million in 2003. These agreements, which carry various interest rates and fees, are available to support commercial paper borrowings. Several permit foreign subsidiaries to borrow local currencies. At December 31, 1998, $74 million was outstanding under these agreements.

NOTE 15: LONG-TERM DEBT

----------------------------------------------------------------
(Millions of dollars)                         1998         1997
----------------------------------------------------------------
9.80% notes due 2020                          $135         $150
9.875% notes due 2000                          100          100
9.375% debentures due 2019
  (callable 1999 at 104.7%)                     22          100
9.50% notes due 2021
  (callable 2002 at 104.8%)                     38           75
6.63% obligation due through 2012
  (callable 2000 at 104.4%)                     46           48
1.55% notes due 2003 (yen denominated)          44           --
Other                                           24           36
                                              ==================
Total                                         $409         $509
----------------------------------------------------------------

The various loan agreements contain certain restrictions with respect to tangible net worth and maintenance of working capital. There are no restrictions on the payment of dividends.

In 1998 the company retired $130 million of high interest long-term debt through a tender offer. These debt retirements resulted in an after-tax extraordinary loss of $13 million, or $.07 per share.

Total cash used for the payment of interest expense, net of amounts capitalized, was $36 million, $40 million and $39 million in 1998, 1997 and 1996, respectively.

Long-term debt maturing in the next five years is:

----------------------------------------------------------------
(Millions of dollars)
----------------------------------------------------------------
1999                   $  5      2002                    $ 12
2000                    107      2003                      64
2001                     12
----------------------------------------------------------------

NOTE 16: ACCOUNTS PAYABLE AND
         ACCRUED LIABILITIES

----------------------------------------------------------------
(Millions of dollars)                         1998         1997
----------------------------------------------------------------
Trade payables                                $235         $252
Salaries and wages                             139          117
Taxes, other than income taxes                  29           38
Interest                                        10           13
Employee benefits                               25           23
Reserves for environmental
  remediation (see Note 21)                     45           47
Sales incentive programs                        55           41
Other                                          115          138
                                              ==================
Total                                         $653         $669
----------------------------------------------------------------

NOTE 17: OTHER LIABILITIES

----------------------------------------------------------------
(Millions of dollars)                         1998         1997
----------------------------------------------------------------
Reserves for environmental
  remediation (see Note 21)                   $ 86         $100
Deferred revenue on supply contracts            56           --
Other                                           42           30
                                              ==================
Total                                         $184         $130
----------------------------------------------------------------

NOTE 18: STOCKHOLDERS' EQUITY

In 1998, the board of directors declared a three-for-one split of the company's common stock. The stock split was effected in the form of a 200% common stock dividend. The par value of the common stock remained unchanged at $2.50 per share. Also in 1998, the company retired 39 million treasury shares. As a result of these transactions, the company reclassified $296 million from retained earnings to common stock. This amount represents the total par value of new shares issued, net of retirements of treasury shares. Amounts per share, numbers of common shares and capital accounts have been restated to give retroactive effect to the stock split.

The company has the authorization to issue up to 25 million shares of preferred stock. The outstanding preferred stock was issued in connection with the acquisition of Shipley Company in 1992. This preferred stock pays an annual cumulative dividend of $2.75 per share. It has antidilution protection against stock splits, stock dividends and certain issuances of additional securities and extraordinary dividends. This preferred stock is convertible at any time at the holder's option into Rohm and Haas common stock at the rate of 2.34 shares of common stock for each share of preferred stock. Holders of the preferred stock are entitled to one vote per share. The company has the option to redeem the preferred stock on or after June 12, 1999, at a fixed redemption price of $50.62, payable in Rohm and Haas common stock. The redemption price reduces each year to a final price of $50 on or after June 12, 2002.

Dividends paid on ESOP shares, used as a source of funds for meeting the ESOP financing obligation, were $12 million in 1998 and $11 million in 1997. These dividends were recorded net of the related U.S. tax benefits. The number of ESOP shares not allocated to plan members at December 31, 1998 and 1997 were 13.5 million and 14.2 million, respectively.

The company recorded compensation expense of $6 million in 1998, 1997 and 1996 for ESOP shares allocated to plan members. The company expects to record annual compensation expense at approximately this level over the next 22 years as the remaining $132 million of ESOP shares are allocated. The allocation of shares from the ESOP is expected to fund a substantial portion of the company's future obligation to match employees savings plan contributions as the market price of Rohm and Haas stock appreciates.

Purchases of treasury stock in 1998 totaled 17,459,435 shares, compared with 7,653,453 and 13,292,913 shares in 1997 and 1996, respectively.
Most of the shares were obtained in August 1998 through an accelerated stock repurchase program with a third party. Under the terms of this purchase, the final cost to the company will reflect the average share price paid by the third party in the market over an extended trading period. Through December 31, 1998, the company had repurchased two-thirds of the 12 million shares of common stock authorized under the current buyback program, and received board approval in October 1998 for another buyback of an additional 9 million shares.

The reconciliation from basic to diluted earnings per share is as follows:

------------------------------------------------------------------
                              Earnings       Shares      Per-Share
                             (Numerator)  (Denominator)   Amount
------------------------------------------------------------------
1998
----
Net earnings available to
  common shareholders            $434        175,591       $2.47
Effect of convertible
  preferred stock                   6          3,417
Dilutive effect of options         --            693
                                 ===================
Diluted earnings per share       $440        179,701       $2.45

1997
----
Net earnings available to
  common shareholders            $403        185,808       $2.17
Effect of convertible
  preferred stock                   7          5,913
Dilutive effect of options         --            717
                                 ===================
Diluted earnings per share       $410        192,438       $2.13

1996
----
Net earnings available to
  common shareholders            $356        196,122       $1.82
Effect of convertible
  preferred stock                   7          6,168
Dilutive effect of options         --            525
                                 ===================
Diluted earnings per share       $363        202,815       $1.79
------------------------------------------------------------------

NOTE 19: STOCK COMPENSATION PLANS

As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," the company continues to apply the provisions of APB Opinion No. 25. Accordingly, no compensation expense has been recognized for the fixed stock option plans. For restricted stock awards, compensation expense equal to the fair value of the stock on the date of the grant is recognized over the five-year vesting period. Total compensation expense for restricted stock was $3 million in 1998 and $1 million in 1997 and 1996. Had compensation expense for the company's fixed stock option plans been determined in accordance with SFAS No. 123, the company's net earnings would have been reduced to $437 million in 1998, $407 million in 1997 and $361 million in 1996. Diluted earnings per common share would have been reduced to $2.43, $2.12 and $1.78 in 1998, 1997 and 1996, respectively.


NON-EMPLOYEE DIRECTORS' STOCK PLAN OF 1997

Under the 1997 Non-Employee Directors Stock Plan, directors receive half of their annual retainer in deferred stock. Each share of deferred stock represents the right to receive one share of company common stock upon leaving the board. Directors may also elect to defer all or part of their cash compensation into deferred stock. Annual compensation expense is recorded equal to the number of deferred stock shares awarded multiplied by the market value of the company's common stock on the date of award. Additionally, directors receive dividend equivalents on each share of deferred stock, payable in deferred stock, equal to the dividend paid on a share of common stock.


RESTRICTED STOCK PLAN OF 1992

Under this plan, executives were paid some or all of their bonuses in shares of restricted stock instead of cash. Most shares vest after 5 years. The plan covers an aggregate 450,000 shares of common stock. Shares of restricted stock issued in 1998 totaled 74,106 at a weighted-average grant date fair value of $34 per share. In 1997, 93,714 shares of restricted stock were granted at a weighted-average grant-date fair value of $28 per share. As of January 1, 1999, restricted stock grants will be made, subject to shareholder approval, under the 1999 Stock Plan.

FIXED STOCK OPTION PLANS

The company has granted stock options to key employees under its Stock Option Plans of 1984 and 1992. Options granted pursuant to the plans are priced at the fair market value of the common stock on the date of the grant. Options vest after one year and most expire 10 years from the date of grant. The Stock Option Plan of 1992, as amended in 1994, limits the number of options that can be granted to any one individual within a five-year period to 300,000 shares. These plans have been superseded by the 1999 Stock Plan, subject to shareholder approval. Under the 1999 Stock Plan, the company may grant options for up to eight million shares of common stock, subject to shareholder approval.

The status of the company's stock options as of December 31 is presented below:

-----------------------------------------------------------------------------
                           1998               1997               1996
-----------------------------------------------------------------------------
                             Weighted-          Weighted-          Weighted-
                              Average            Average            Average
                    Shares   Exercise  Shares   Exercise  Shares   Exercise
                      (000)     Price    (000)     Price    (000)     Price
                    ---------------------------------------------------------
Outstanding at
  beginning
  of year            2,394     $20.63   2,283     $17.49   2,331     $15.84
Granted                471      31.51     600      27.42     603      21.43
Canceled               (10)     31.49      --         --      (6)     21.48
Exercised             (438)     15.80    (489)     14.31    (645)     12.76
                       ===                ===                ===
Outstanding at
  end of year        2,417      23.58   2,394      20.63   2,283      17.49

Options exercisable
  at year-end        1,956      21.71   1,809      18.44   1,686      16.10
Weighted-average
  fair value of
  options granted
  during the year              $ 8.40             $ 7.26             $ 5.56
------------------------------------------------------------------------------

The Black-Scholes option pricing model was used to estimate the fair value for each grant made during the year. The following are the weighted-average assumptions used for all shares granted in the years indicated:

----------------------------------------------------------------
                                              1998         1997
----------------------------------------------------------------
Dividend yield                                2.52%        2.59%
Volatility                                   25.07        20.74
Risk-free interest rate                       5.52         6.46
Time to exercise                           6 years      7 years
----------------------------------------------------------------

The following table summarizes information about stock options outstanding and exercisable at December 31, 1998:

------------------------------------------------------------------------------
                       Options Outstanding            Options Exercisable
            --------------------------------------  --------------------------
Range                      Weighted-    Weighted-                   Weighted-
of             Number       Average      Average      Number         Average
Exercise    Outstanding    Remaining    Exercise    Exercisable     Exercise
Prices         (000s)        Life         Price        (000s)         Price
--------------------------------------------------  --------------------------
$11 to $15      155        2.7 years     $13.63         155          $13.63
 18 to  22    1,226        6.1            20.04       1,226           20.04
 25 to  35    1,036        8.5            29.24         575           27.43
              =====                                   =====
              2,417                                   1,956
------------------------------------------------------------------------------

NOTE 20: LEASES

The company leases certain properties and equipment used in its operations, primarily under operating leases. Total net rental expense incurred under operating leases amounted to $57 million in 1998, $62 million in 1997 and $63 million in 1996.

Total future minimum lease payments under the terms of non-cancellable operating leases are as follows:

----------------------------------------------------------------
(Millions of dollars)
----------------------------------------------------------------
1999                    $31      2003                     $12
2000                     22      Thereafter                57
2001                     18
2002                     14
----------------------------------------------------------------

NOTE 21: CONTINGENT LIABILITIES, GUARANTEES AND COMMITMENTS

There is a risk of environmental damage in chemical manufacturing operations. The company's environmental policies and practices are designed to ensure compliance with existing laws and regulations and to minimize the possibility of significant environmental damage. These laws and regulations require the company to make significant expenditures for remediation, capital improvements and the operation of environmental protection equipment. Future developments and even more stringent environmental regulations may require the company to make additional unforeseen environmental expenditures. The company's major competitors are confronted by substantially similar environmental risks and regulations.

The company is a party in various government enforcement and private actions associated with former waste disposal sites, many of which are on the U.S. Environmental Protection Agency's (EPA) Superfund priority list. The company is also involved in corrective actions at some of its manufacturing facilities. The company considers a broad range of information when determining the amount of its remediation accruals, including available facts about the waste site, existing and proposed remediation technology and the range of costs of applying those technologies, prior experience, government proposals for this or similar sites, the liability of other parties, the ability of other principally responsible parties to pay costs apportioned to them and current laws and regulations. These accruals are updated quarterly as additional technical and legal information becomes available. Major sites for which reserves have been provided are the non-company-owned Lipari, Woodland and Kramer sites in New Jersey, and Whitmoyer in Pennsylvania, and company-owned sites in Bristol and Philadelphia, Pennsylvania, and in Houston, Texas. In addition, the company has provided for future costs at approximately 80 other sites where it has been identified as potentially responsible for cleanup costs and, in some cases, damages for alleged personal injury or property damage.

The amount charged to earnings before tax for environmental remediation, net of insurance recoveries, was $9 million in 1998. In 1997, remediation related settlements with insurance carriers, a $20 million charge resulting from an unfavorable arbitration decision relating to the Woodlands sites, and other waste remediation expenses resulted in a net gain of $13 million. The 1996 charge, net of insurance recoveries, was $27 million.

The reserves for remediation were $131 million and $147 million at December 31, 1998 and 1997, respectively, and are recorded as "other liabilities" (current and long-term). The company is in the midst of lawsuits over insurance coverage for environmental liabilities. It is the company's practice to reflect environmental insurance recoveries in results of operations for the quarter in which the litigation is resolved through settlement or other appropriate legal process. Resolutions typically resolve coverage for both past and future environmental spending. Insurance recoveries receivable, included in accounts receivable, net, were $2 million at December 31, 1998 and $19 million at December 31, 1997. The company settled with several of its insurance carriers in January 1999 for approximately $17 million. These settlements will be recognized in income in 1999.

In addition to accrued environmental liabilities, the company has reasonably possible loss contingencies related to environmental matters of approximately $65 million at December 31, 1998 and 1997. Further, the company has identified other sites, including its larger manufacturing facilities in the United States, where additional future environmental remediation may be required, but these loss contingencies are not reasonably estimable at this time. These matters involve significant unresolved issues, including the number of parties found liable at each site and their ability to pay, the outcome of negotiations with regulatory authorities, the alternative methods of remediation and the range of costs associated with those alternatives. The company believes that these matters, when ultimately resolved, which may be over an extended period of time, will not have a material adverse effect on the consolidated financial position or consolidated cash flows of the company, but could have a material adverse effect on consolidated results of operations in any given year because of the company's obligation to record the full projected cost of a project when such costs are probable and reasonably estimable.

Capital spending for new environmental protection equipment was $17 million in 1998. Spending for 1999 and 2000 is expected to be approximately $22 million and $15 million, respectively. Capital expenditures in this category include projects whose primary purposes are pollution control and safety, as well as environmental aspects of projects that are intended primarily to improve operations or increase plant efficiency. The company expects future capital spending for environmental protection equipment to be consistent with prior-year spending patterns. Capital spending does not include the cost of environmental remediation of waste disposal sites.

Cash expenditures for waste disposal site remediation were $26 million in 1998, $37 million in 1997 and $58 million in 1996. The expenditures for remediation are charged against accrued remediation reserves. The cost of operating and maintaining environmental facilities was $94 million, $95 million and $104 million in 1998, 1997 and 1996, respectively, and was charged against current-year earnings.

Subsequent to the sale of the AtoHaas joint venture, the buyer asserted a claim against the company in late 1998 related to the value of certain joint venture assets. Because the investigation and assessment of this claim is not expected to be completed until the latter part of the first quarter of 1999, the potential amount of the claim and its impact on results of operations and financial position, if any, cannot be reasonably estimated at this time.

In addition, the company and its subsidiaries are parties to litigation arising out of the ordinary conduct of its business. The company is also a subject of an investigation by U.S. Customs into the labeling of some products imported into the U.S. from some of the company's non-U.S. locations. Recognizing the amounts reserved for such items and the uncertainty of the ultimate outcomes, it is the company's opinion that the resolution of these pending lawsuits, investigations and claims will not have a material adverse effect, individually or in the aggregate, upon the results of operations and the consolidated financial position of the company.

In the ordinary course of business, the company has entered into certain purchase commitments, has guaranteed certain loans (with recourse to the issuer), and has made certain financial guarantees, primarily for the benefit of its non-U.S. and unconsolidated subsidiaries and affiliates. It is believed that these commitments and any liabilities that may result from these guarantees will not have a material adverse effect upon the consolidated financial position of the company.

At December 31, 1998, construction commitments totaled approximately
$23 million.

                    REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Rohm and Haas Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) present fairly, in all material respects, the financial position of Rohm and Haas Company and its subsidiaries at December 3l, 1998, and the results of their operations and their cash flows for the year, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.
We believe that our audit provides a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania

February 22, 1999

                       INDEPENDENT AUDITORS' REPORT
                       ----------------------------


The Board of Directors and Stockholders
of Rohm and Haas Company:

We have audited the consolidated balance sheet of Rohm and Haas Company and subsidiaries as of December 31, 1997 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule as listed in item 14(a)(2) for each of the years in the two-year period ended December 31, 1997.
These consolidated financial statements and financial statement schedule are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rohm and Haas Company and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule for each of the two years in the two-year period ended December 31, 1997, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



KPMG LLP
Philadelphia, Pennsylvania
February 23, 1998

 #---------------------------------------------------------------------------#
 | PLEASE NOTE: TO MEET EDGAR REQUIREMENTS AND TO ALLOW FOR ADEQUATE COLUMN  |
 |              SPACING THE "ELEVEN-YEAR SUMMARY OF SELECTED FINANCIAL DATA" |
 |              IS SPLIT INTO TWO TABLES.  THE STUB COLUMN IS REPEATED       |
 |              FOR READABILITY.                                             |
 |              A) TABLE 1 COVERS THE YEARS 1998 THROUGH 1993.               |
 |              B) TABLE 2 COVERS THE YEARS 1992 THROUGH 1988.               |
 #---------------------------------------------------------------------------#


Rohm and Haas Company and Subsidiaries
ELEVEN-YEAR SUMMARY OF SELECTED FINANCIAL DATA (Unaudited)                          (ID: TABLE 1 OF 2)
------------------------------------------------------------------------------------------------------
(Millions of dollars,
  except per-share amounts)        1998         1997        1996        1995        1994        1993
------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
------------------------------------------------------------------------------------------------------
Volume of shipments in
  millions of units               5,054        4,997       4,725       4,473       4,549       4,214
Net sales                      $  3,720     $  3,999     $ 3,982     $ 3,884     $ 3,534     $ 3,269
Gross profit                      1,464        1,455       1,395       1,333       1,267       1,095
Earnings before interest
  and taxes                         734          650         569         480         453         235
Earnings before
  income taxes                      700          611         530         441         407         194
EARNINGS BEFORE EXTRAORDINARY
  ITEMS AND CUMULATIVE
  EFFECT OF ACCOUNTING
  CHANGES                      $    453     $    410     $   363     $   292     $   264     $   126
NET EARNINGS (LOSS)            $    440     $    410     $   363     $   292     $   264     $   107
As a percent of sales
  Gross profit                     39.4%        36.4%       35.0%       34.3%       35.9%       33.5%
  Selling and administrative
    expense                        17.1         16.0        15.8        15.9        16.7        18.0
  Research and development
    expense                         5.6          5.0         4.7         5.0         5.7         6.3
  Earnings before extraordinary
    items and cumulative
    effects                        12.2         10.3         9.1         7.5         7.5         3.9
Return on net assets (1)           12.7%        11.2%        9.9%        8.1%        7.6%        4.3%
Return on common
  stockholders' equity (2)         25.3%        22.7%       20.1%       16.6%       16.5%        8.1%
Ten-year compound growth rate
  Sales                             3.9%         6.1%        6.8%        6.6%        5.6%        5.7%
  Basic earnings per common
    share before extraordinary
    items and cumulative
    effect of accounting
    changes                         8.3          8.6        10.5         7.7         5.4        (0.9)
  Cash dividends per
    common share                    7.5          8.2         8.2         8.3         9.1        10.5
Wages and salaries             $    643     $    630     $   627     $   625     $   632     $   616

CASH FLOW DATA
------------------------------------------------------------------------------------------------------
Cash provided by operating
  activities                   $    682     $    791     $   706     $   513     $   524     $   358
Additions to fixed assets           229          254         334         417         339         382
Depreciation                        276          279         262         242         231         226
Cash dividends                      125          121         116         109         102          97
Free cash flow (3)                  328          416         256         (13)         83        (121)
Share repurchases                   567          216         302          29           7          --
Investments in joint
  ventures, affiliates
  and subsidiaries                   21           80           7          --          --          --

PER COMMON SHARE DATA AND
OTHER SHARE INFORMATION(4)
------------------------------------------------------------------------------------------------------
Net earnings before
  extraordinary items and
  cumulative effect of
  accounting changes:
    Basic                      $   2.55     $   2.17     $  1.82     $  1.41     $  1.26     $   .58
    Diluted                        2.52         2.13        1.79        1.40        1.26         .58
Cash dividends per
  common share                 $    .70     $    .63     $   .57     $   .52     $   .48     $   .45
Common stock price
  High                         $ 38-7/8     $ 33-3/4     $27-1/2     $21-5/8     $22-13/16   $20-11/16
  Low                            26           23-9/16     18-5/16     16-1/2      17-3/4      15-3/4
  Year-end close                 30-1/8       31-15/16    27-3/16     21-7/16     19-1/16     19-13/16
Number of shares repurchased
  in thousands                   17,459        7,653      13,293       1,545         369          21
Average number of shares
  outstanding - basic,
  in thousands                  175,591      185,808     196,122     202,566     203,121     202,857

AT YEAR END
------------------------------------------------------------------------------------------------------
Working capital                $    412     $    547     $   570     $   593     $   508     $   499
Gross fixed assets                4,471        4,492       4,327       4,158       3,969       3,696
Total assets                      3,648        3,900       3,933       3,916       3,861       3,524
Total debt                          581          606         707         696         786         773
Stockholders' equity              1,561        1,797       1,728       1,781       1,620       1,441
Debt-to-equity ratio (5)           34.3%        31.3%       37.5%       36.0%       44.3%       48.2%
Number of registered
  common stockholders             4,451        4,352       4,492       4,721       4,907       5,120
Number of employees              11,265       11,592      11,633      11,670      12,211      12,985
------------------------------------------------------------------------------------------------------

(1) Net earnings plus after-tax interest expense, divided by year-end total assets.
(2) Excluding ESOP adjustment and cumulative effect of accounting changes.
(3) Cash provided by operating activities less fixed asset spending and dividends.
(4) 1998 to 1997 earnings per share and share information has been restated to reflect the 1998 three-for-one stock split.
(5) Excluding ESOP adjustment.

See accompanying notes below.
See 1998, 1997 and 1996 results in Management Discussion and Analysis above.


Rohm and Haas Company and Subsidiaries
ELEVEN-YEAR SUMMARY OF SELECTED FINANCIAL DATA (Unaudited)            (ID: TABLE 2 OF 2)
----------------------------------------------------------------------------------------
(Millions of dollars,
  except per-share amounts)       1992        1991        1990        1989         1988
----------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
----------------------------------------------------------------------------------------
Volume of shipments in
  millions of units              3,750       3,267       3,336       3,259       3,143
Net sales                      $ 3,063     $ 2,763     $ 2,824     $ 2,661     $ 2,535
Gross profit                     1,049         902         930         841         889
Earnings before interest
  and taxes                        314         288         350         290         378
Earnings before
  income taxes                     261         240         313         251         346
EARNINGS BEFORE EXTRAORDINARY
  ITEMS AND CUMULATIVE
  EFFECT OF ACCOUNTING
  CHANGES                      $   174     $   163     $   207     $   176     $   230
NET EARNINGS (LOSS)            $    (5)    $   163     $   207     $   176     $   230
As a percent of sales
  Gross profit                    34.2%       32.6%       32.9%       31.6%       35.1%
  Selling and administrative
    expense                       17.9        17.0        16.1        15.1        15.0
  Research and development
    expense                        6.5         6.6         6.3         6.6         6.2
  Earnings before extraordinary
    items and cumulative
    effects                        5.7         5.9         7.3         6.6         9.1
Return on net assets (1)           6.1%        6.8%        8.6%        8.3%       11.2%
Return on common
  stockholders' equity (2)        11.4%       11.2%       15.2%       14.0%       20.4%
Ten-year compound growth rate
  Sales                            5.3%        3.9%        5.1%        5.3%        7.3%
  Basic earnings per common
    share before extraordinary
    items and cumulative
    effect of accounting
    changes                        8.6         7.4         9.9         7.1        17.0
  Cash dividends per
    common share                  10.5        11.2        13.0        14.9        16.1
Wages and salaries             $   589     $   540     $   520     $   481     $   457

CASH FLOW DATA
----------------------------------------------------------------------------------------
Cash provided by operating
  activities                   $   401     $   357     $   336     $   309     $   314
Additions to fixed assets          283         265         412         385         338
Depreciation                       203         183         159         150         128
Cash dividends                      88          80          79          77          67
Free cash flow (3)                  30          12        (155)       (153)        (91)
Share repurchases                    1           1         213          --          10
Investments in joint
  ventures, affiliates
  and subsidiaries                 172          41          12           2          --

PER COMMON SHARE DATA AND
OTHER SHARE INFORMATION(4)
----------------------------------------------------------------------------------------
Net earnings before
  extraordinary items and
  cumulative effect of
  accounting changes:
    Basic                      $   .84     $   .82     $  1.03     $   .88     $  1.15
    Diluted                        .84         .82        1.03         .88        1.15
Cash dividends per
  common share                 $   .43     $   .41     $   .41     $   .39     $   .34
Common stock price
  High                         $19-7/8     $16-3/16    $ 12-5/16   $12-1/2     $12-1/2
  Low                           14-1/4      10-15/16      8-1/16    10-5/16      9-5/16
  Year-end close                17-13/16    14-1/2       11-5/8     11-9/16     11-1/2
Number of shares repurchased
  in thousands                      54          48       19,428         24         930
Average number of shares
  outstanding - basic,
  in thousands                 199,188     192,309      198,654    199,779     199,683

AT YEAR END
----------------------------------------------------------------------------------------
Working capital                $   533     $   606     $   424     $   434     $   485
Gross fixed assets               3,470       3,015       2,770       2,396       2,062
Total assets                     3,517       2,897       2,702       2,455       2,242
Total debt                         800         753         679         531         454
Stockholders' equity             1,428       1,235       1,137       1,311       1,207
Debt-to-equity ratio (5)          50.1%       50.0%       48.0%       40.5%       37.6%
Number of registered
  common stockholders            5,653       5,796       6,088       5,816       5,695
Number of employees             13,619      12,872      12,920      13,040      12,444
----------------------------------------------------------------------------------------

(1) Net earnings plus after-tax interest expense, divided by year-end total assets.
(2) Excluding ESOP adjustment and cumulative effect of accounting changes.
(3) Cash provided by operating activities less fixed asset spending and dividends.
(4) 1998 to 1997 earnings per share and share information has been restated to reflect the 1998 three-for-one stock split.
(5) Excluding ESOP adjustment.

See accompanying notes below.
See 1998, 1997 and 1996 results in Management Discussion and Analysis above.

NOTES

A. Included in 1998 results is a one-time net gain of $45 million, or 25 cents per common share. This net gain affected all segments and regions, except Latin America, and was the net result of the sale of the company's interest in the AtoHaas and RohMax joint ventures, an early extinguishment of debt, the write-off of certain intangible assets in Europe and business realignment costs primarily in Asia.

B. The 1997 earnings include a gain of $16 million after tax, or 9 cents per common share, the result of remediation settlements with insurance carriers during the fourth quarter.

C. The 1996 earnings included a net gain of 2 cents per common share from non-recurring items. This is the net effect of a 5 cent per common share gain related to retroactive tax credits on sales outside of the United States and a charge of 3 cents per common share for charges for restructuring operations in Japan, a plant writedown in the United States, a gain from a land sale in Japan, and restructuring costs associated with the AtoHaas joint venture in Europe.

D. Results in 1995 were reduced by a charge of 8 cents per common share for additional potential liability related to the cleanup of the Whitmoyer waste site in Myerstown, Pennsylvania.

E. Earnings in 1993 included charges of 16 cents per common share for remediation of property near the Lipari landfill, 8 cents per common share for cancelling construction of a plastics manufacturing facility in England and 9 cents per common share for the writedown of the imidized plastics production line in Kentucky. Results also included a gain of 5 cents per common share for the sale of Supelco, Inc.

F. Effective January 1, 1993, the company adopted a new accounting standard for postemployment benefits. The cumulative effect of the change as of the adoption date was a charge of 9 cents per common share. The impact on 1993 earnings was not material.

G. Results in 1992 included a 19 cents per common share charge for the estimated costs of downsizing a manufacturing site in Philadelphia.

H. Effective January 1, 1992, the company adopted new accounting standards for postretirement benefits and income taxes. The cumulative effect of these accounting changes as of the adoption date was a charge of 90 cents per common share. The impact on 1992 results was an after-tax charge of 4 cents per common share.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    No reports on Form 8-K were filed during 1998 or 1997 relating to any disagreements with accountants on accounting and financial disclosure.


                                PART  III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   AND

ITEM 11. EXECUTIVE COMPENSATION

    The information called for by Items 10 and 11 of this Form 10-K report for the fiscal year ended December 31, 1998, has been omitted, except for the information presented below, because the company will file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to regulation 14(a) under the Securities Exchange Act of 1934.

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

    Bradley J. Bell, 46, senior vice president and chief financial officer since 1999; vice president, chief financial officer and treasurer from 1997 to 1998; previously vice president and treasurer of Whirlpool Corporation from 1987 to 1997.

    Patrick R. Colau, 53, senior vice president and direct of the Performance Polymers business group since 1999; vice president 1995 through 1998; director of polymers and resins from 1996 through 1998; previously chief operating officer from 1994 to 1995 and chief executive officer from 1992 to 1994 of Shipley Company.

    Nance K. Dicciani, 51, senior vice president, director of chemical specialties business group and director of the European region since 1999; vice president 1993 through 1998; director for monomers and chairman of RohMax from 1996 to 1998; director for petroleum chemicals from 1991 to 1996.

    J. Michael Fitzpatrick, 52, director since 1999; president and chief operating officer since 1999; vice president since 1993; chief technology officer from 1996 through 1998;

previously director of research from 1993 to 1995 and general manager of Rohm and Haas (UK) Limited and European regional business director for polymers and resins from 1990 to 1993.

    Marisa L. Guerin, 46, vice president and director of human resources since 1994.

    Rajiv L. Gupta, 52, director since 1999; vice chairman since 1999; vice president and regional director of Asia-Pacific from 1993 through 1998; previously director of plastics additives from 1989 to 1993.

    Charles M. Tatum, 51, senior vice president and chief technology officer since 1999; vice president 1990 through 1998; director of plastics additives from 1994 through 1998; previously director of research from 1989 to 1994.

    Robert P. Vogel, 54, vice president since 1994; general counsel responsible for legal, tax and regulatory matters since 1994.

    J. Lawrence Wilson, 62, director since 1977; chairman and chief executive officer since 1988; director of The Vanguard Group of Investment Companies, Cummins Engine Company, Inc. and Mead Corporation.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The security ownership of certain beneficial owners and management is incorporated in this Form 10-K by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information called for by Item 13 is incorporated in this Form 10-K by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Documents filed as part of this report:

        1. Financial Statements

        Statements of Consolidated Earnings for years ended December 31, 1998, 1997 and 1996

        Statements of Consolidated Cash Flows for years ended December 31, 1998, 1997 and 1996

        Consolidated Balance Sheets as of December 31, 1998 and 1997

        Statements of Consolidated Stockholders' Equity for years ended December 31, 1998, 1997 and 1996

        Notes to Consolidated Financial Statements

        Management's Report on Financial Statements

        Independent Accountants' Reports


        2. Financial Statement Schedules

        The following supplementary financial information is filed in this Form 10-K and should be read in conjunction with the financial statements included herein under Item 8:

        Schedule submitted:

        II - Valuation and qualifying accounts for the years 1998, 1997 and 1996

        The schedules not included herein are omitted because they are not applicable or the required information is presented in the financial statements or related notes.

        3. Exhibits

           Exhibit  (3)(ii), Bylaws as amended and restated December 7, 1998

           Exhibit (10),     Material Contracts

                    (a)      Agreement between Rohm and Haas and
                             Mr. John P. Mulroney

                    (b) 1999 Rohm and Haas Stock Plan (subject to Shareholder approval)

           Exhibit (12),     Computation of Ratio of Earnings to Fixed Charges
                             for the company and subsidiaries

           Exhibit (21),     Subsidiaries of the registrant

           Exhibit (23),     Consent of independent accountants

                    (a)      Consent of PricewaterhouseCoopers LLP

                    (b)      Consent of KPMG LLP

                                 SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Rohm and Haas Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  /s/ Bradley J. Bell
                                             ---------------------------------
                                                      Bradley J. Bell
                                                 Senior Vice President and
                                                  Chief Financial Officer

February 26, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 23, 1998 by the following persons on behalf of the registrant and in the capacities indicated.


------------------------------------------------------------------------------
         Signature and Title                       Signature and Title
------------------------------------------------------------------------------

      /s/ J. Lawrence Wilson                      /s/ John H. McArthur
-----------------------------------        -----------------------------------
          J. Lawrence Wilson                          John H. McArthur
Director, Chairman of the Board and                       Director
     Chief Executive Officer

       /s/ Bradley J. Bell                         /s/ Jorge P. Montoya
-----------------------------------        -----------------------------------
           Bradley J. Bell                             Jorge P. Montoya
      Senior Vice President and                           Director
       Chief Financial Officer

      /s/ William J. Avery                        /s/ Sandra O. Moose
-----------------------------------        -----------------------------------
          William J. Avery                            Sandra O. Moose
            Director                                      Director

      /s/ Daniel B. Burke                         /s/ Gilbert S. Omenn
-----------------------------------        -----------------------------------
          Daniel B. Burke                             Gilbert S. Omenn
            Director                                      Director

     /s/ J. Michael Fitzpatrick                   /s/ Ronaldo H. Schmitz
-----------------------------------        -----------------------------------
         J. Michael Fitzpatrick                       Ronaldo H. Schmitz
            Director                                      Director

     /s/ Earl G. Graves                           /s/ Alan Schriesheim
-----------------------------------        -----------------------------------
         Earl G. Graves                               Alan Schriesheim
            Director                                      Director

      /s/ Rajiv L. Gupta                         /s/ Marna C. Whittington
-----------------------------------        -----------------------------------
          Rajiv L. Gupta                             Marna C. Whittington
            Director                                      Director

     /s/ James A. Henderson
-----------------------------------
         James A. Henderson
            Director

                                                                 SCHEDULE II


                   ROHM AND HAAS COMPANY AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS



                                              YEAR ENDED DECEMBER 31,
                                      ---------------------------------------
                                      1998              1997             1996
                                      ----              ----             ----
                                               (millions of dollars)

Deducted from Accounts Receivable --
  Allowances for losses:
    Balance at beginning of year.....  $15               $14              $12
    Additions charged to earnings....    3                 3                4
    Charge-offs, net of recoveries...   (6)               (2)              (2)
                                       ---               ---              ---
    Balance at end of year...........  $12               $15              $14
                                       ===               ===              ===