Form 10-Q
period 1999-03-31
ROHM & HAAS CO
filed 1999-04-29
CIK 84792

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549

                                FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED MARCH 31, 1999                 COMMISSION FILE NUMBER 1-3507


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


                          Yes   X       No
                              -----       -----

Common stock outstanding at April 23, 1999:       168,160,652  SHARES

                  ROHM AND HAAS COMPANY AND SUBSIDIARIES

                            FORM 10-Q - INDEX

Part I  - FINANCIAL INFORMATION

Item 1.   Financial Statements                                         Page
                                                                       ----

        - Statements of Consolidated Earnings for the three months
          ended March 31, 1999 and 1998                                3
        - Statements of Consolidated Cash Flows for the three months
          ended March 31, 1999 and 1998                                4
        - Consolidated Balance Sheets as of March 31, 1999 and 1998    5
        - Notes to Consolidated Financial Statements                   6 - 7

Item 2. - Management Discussion and Analysis of Financial Condition
          and Results of Operations                                    8 - 14

Item 3. - Market Risk Discussion

Management's discussion of market risk is incorporated herein by reference to Item 7a of the Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission on February 26, 1999.

Part II - OTHER INFORMATION

Item 1.   Legal Proceedings

A discussion of legal proceedings is incorporated herein by reference to Part I, Item 1, page 6 included herein.

Item 6.   Exhibits and Reports on Form 8-K

   (a) Exhibits:

          Exhibit (12) - Computation of Ratio of Earnings to Fixed Charges for the company and subsidiaries.

          Exhibit (27) - Financial Data Schedules

   (b) The following reports on Form 8-K were filed during the quarter ended March 31, 1999:

           - On January 26, 1999, under Item 2: Announcement of the completion of the tender offer and acquisition by Rohm and Haas of all of the outstanding shares of LeaRonal, Inc.

           - On February 2, 1999, under Item 5: Announcement of agreement of merger between Rohm and Haas Company and Morton, International.

Rohm and Haas Company and Subsidiaries
STATEMENTS OF CONSOLIDATED EARNINGS     (Subject to Year-end Audit)
-----------------------------------------------------------------------------

                                                          Quarter Ended
                                                            March 31,
                                                          1999       1998
                                                         -----      -----
                                                       (Millions of dollars)
CURRENT EARNINGS

Net sales                                              $   940    $   937
Cost of goods sold                                         558        564
--------------------------------------------------------------------------
Gross profit                                               382        373

Selling and administrative expense                         163        150
Research and development expense                            47         52
Interest expense                                            11         10
Share of affiliate net (losses) earnings                    (7)         2
Other income, net                                           22          3
--------------------------------------------------------------------------
Earnings before income taxes                               176        166
Income taxes                                                66         57
--------------------------------------------------------------------------
NET EARNINGS                                           $   110    $   109
Less preferred stock dividends                               1          2
--------------------------------------------------------------------------

NET EARNINGS APPLICABLE TO COMMON SHAREHOLDERS         $   109    $   107
--------------------------------------------------------------------------
NET EARNINGS PER COMMON SHARE: (in dollars)
   - Basic                                             $   .65    $   .59
   - Diluted                                               .64        .58

Common dividends                                       $   .18    $   .17

Weighted average common shares outstanding (millions):
   - Basic                                               167.7      182.3
   - Diluted                                             171.4      189.0

See notes to consolidated financial statements.

                                                                       Page 3

Rohm and Haas Company and Subsidiaries
STATEMENTS OF CONSOLIDATED CASH FLOWS     (Subject to Year-end Audit)
-----------------------------------------------------------------------------

                                                          Quarter Ended
                                                            March 31,
                                                          1999       1998
                                                         -----      -----
                                                       (Millions of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings                                           $   110    $   109
Adjustments to reconcile net earnings
  to cash provided by operating activities
    Depreciation                                            69         69
  Changes in current assets and liabilities, net of
    acquisitions and divestitures:
      Deferred income taxes                                (26)        (8)
      Accounts receivable                                  (62)      (110)
      Inventories                                          (20)       (37)
      Accounts payable and accrued liabilities             (81)       (54)
      Income taxes payable                                  76         42
      Other, net                                           (16)        24
                                                       --------   --------

    Net cash provided by operating activities               50         35
--------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions of businesses and dividends from
  (investment in) affiliates, net of cash acquired        (452)         9
Additions to land, buildings and equipment                 (38)       (34)
                                                       --------   --------

    Net cash used by investing activities                 (490)       (25)
--------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of long-term debt                   427          4
Purchases of treasury stock                                 (1)       (27)
Repayments of long-term debt                                 -        (34)
Net change in short-term borrowings                         95         67
Payment of dividends                                       (30)       (31)
Other, net                                                  (6)        (4)
                                                       --------   --------
    Net cash provided (used) by financing activities       485        (25)
--------------------------------------------------------------------------
Effect of exchange rate changes on cash                      -          -
    NET INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS                                     $    45    $   (15)
--------------------------------------------------------------------------
See notes to consolidated financial statements.

                                                                       Page 4

Rohm and Haas Company and Subsidiaries
CONSOLIDATED BALANCE SHEETS     (Subject to Year-end Audit)
-----------------------------------------------------------------------------

                                              MARCH 31,  December 31,  March 31,
                                                 1999        1998        1998
                                             ----------------------------------
ASSETS                                              (Millions of dollars)
                                             ----------------------------------
Current assets:

   Cash and cash equivalents                   $    61     $    16    $     25
   Receivables, net                                820         711         827
   Inventories (note f)                            476         427         469
   Prepaid expenses and other assets               151         133         226
-------------------------------------------------------------------------------

      Total current assets                       1,508       1,287       1,547
-------------------------------------------------------------------------------

Land, buildings and equipment                    4,570       4,471       4,397
Less accumulated depreciation                    2,642       2,563       2,468
-------------------------------------------------------------------------------
   Net land, buildings and equipment             1,928       1,908       1,929
-------------------------------------------------------------------------------

Goodwill, net of amortization                      288          70          90
Other assets                                       638         383         342
-------------------------------------------------------------------------------

                                               $ 4,362     $ 3,648    $  3,908
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                               $   270     $   172     $   134
   Accounts payable and accrued liabilities        616         653         594
   Accrued income taxes payable                    133          50         125
-------------------------------------------------------------------------------

      Total current liabilities                  1,019         875         853
-------------------------------------------------------------------------------

Long-term debt                                     834         409         514
Employee benefits payable                          428         432         413
Other liabilities                                  411         352         247
Minority interest                                   28          19          19
Commitments and contingencies

Stockholders' equity:
   $2.75 Cumulative convertible preferred
      stock (note h)                                65          73         123
   Common stock: shares issued - 196,957,140       492         492         590
   Additional paid-in capital                      145         139         129
   Retained earnings                             1,364       1,284       2,011
-------------------------------------------------------------------------------
                                                 2,066       1,988       2,853
   Less: Treasury stock (note i)                   281         286         837
   Less: ESOP shares                               130         132         136
   Accumulated other comprehensive income          (13)         (9)        (18)
-------------------------------------------------------------------------------

      Total stockholders' equity                 1,642       1,561       1,862
-------------------------------------------------------------------------------

                                             $   4,362   $   3,648   $   3,908
-------------------------------------------------------------------------------
See notes to consolidated financial statements

                                                                       Page 5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------

(a) These interim financial statements are unaudited, but, in the opinion of management, all adjustments, which are of a normal recurring nature, have been made to present fairly the company's financial position, results of operations and cash flows. Certain prior year amounts in the Statements of Cash Flows have been restated to conform to current year presentation. These financial statements should be read in conjunction with the financial statements, accounting policies and the notes included in the company's annual report for the year ended December 31, 1998.

(b) The company is a party in various government enforcement and private actions associated with former waste disposal sites. The company is also involved in potential remediations at some of its manufacturing facilities. At March 31, 1999, the reserves for remediation were $132 million, compared to $131 million at December 31, 1998. The company is in the midst of lawsuits over insurance coverage for environmental liabilities. It is the company's practice to reflect environmental insurance recoveries in the results of operations for the quarter in which litigation is resolved through settlement or other appropriate legal process. Recoveries typically determine coverage for both past and future environmental spending. In the first quarter of 1999 and 1998 $5 million was charged to earnings before tax for environmental remediation. In the 1999 period the company recorded income before tax of $20 million for remediation related insurance recoveries. The 1999 and 1998 charges include the aggregation of several small environmental accruals.

     In addition to accrued environmental liabilities, the company has reasonably possible loss contingencies relating to environmental matters of approximately $65 million. The company has also identified other sites, including its larger manufacturing facilities in the United States, where future environmental remediation expenditures may be required, but these expenditures are not reasonably estimable at this time. The company believes that these matters, when ultimately resolved, which may be over the next decade, will not have a material adverse effect on the consolidated financial position of the company, but could have a material adverse effect on consolidated results of operations in any given year.

(c) The company and its subsidiaries are parties to litigation arising out of the ordinary conduct of its business. Recognizing the amounts reserved for such items and the uncertainty of the outcome, it is the company's opinion that the resolution of all pending lawsuits and claims will not have a material adverse effect, individually or in the aggregate, upon the results of operations and the consolidated financial position of the company. The company had been the subject of an investigation by U.S. Customs into the labeling of some products imported into the U.S. from some of the company's non-U.S. locations. In the first quarter of 1999 the company reached a tentative settlement and agreed to pay $3 million subject to further government approval. This non-tax deductible tentative settlement was charged to income in the quarter. In 1998, subsequent to the sale of the AtoHaas joint venture, the buyer asserted a claim against the company related to the value of certain joint venture assets. The assessment of this claim is ongoing and the potential amount involved and its impact on results of operations and financial position, if any, cannot be reasonably estimated at this time.

(d) In the third quarter of 1998, the board of directors declared a three-for-one split of the company's common stock. The stock split was effected in the form of a 200 percent common stock dividend paid on September 1, 1998 to stockholders of record on August 7, 1998. The par value of the common stock remained $2.50 per share. Also during the third quarter of 1998, the company retired 39 million treasury shares. As a result of these transactions, the company reclassified $296 million from retained earnings to common stock. This amount represents the total par value of new shares issued. Amounts per share, numbers of common shares and capital accounts have been restated to give retroactive effect to the stock split.

(e) In late January 1999 the company acquired all of the outstanding shares of LeaRonal, Inc. (LeaRonal) for approximately $460 million. LeaRonal develops and manufactures specialty chemical processes used in the manufacture of printed circuit boards, semiconductor packaging and for electronic connector plating and also provides processes for metal-finishing applications. The acquisition was accounted for using the purchase method and was financed primarily through commercial paper which has been classified as long-term debt. The financial statements reflect the preliminary allocation of the purchase price based on estimated fair values at the date of acquisition, pending final determination of certain acquired assets and liabilities. The preliminary allocation as of March 31, 1999, has resulted in acquired goodwill of approximately $200 million, which is being amortized on a straight-line basis over 40 years. Plans are currently in development to integrate the operations of the combining companies, which may result in certain costs, including severance and asset write-offs. Some of these costs, once determinable, could result in an increase in goodwill. The results of LeaRonal have been included in the consolidated financial statements since the acquisition date.

-----------------------------------------------------------------------------

(f)  Inventories consist of:
     (Millions of dollars)        MAR. 31,         Dec. 31,         Mar. 31,
                                    1999             1998             1998
                                  --------         --------         --------
     Finished products and
       work in process             $ 365            $ 330            $ 359
     Raw materials & supplies        111               97              110
                                    ----             ----             ----
     Total inventories             $ 476            $ 427            $ 469
                                    ----             ----             ----

(g)  The components of comprehensive income are as follows (millions of dollars):
                                                             Quarter Ended
                                                               March 31,
                                                            ----------------
                                                            1999       1998
                                                            -----      -----
     Net earnings                                           $110       $109
     Other comprehensive income, net of tax:
          Foreign currency translation adjustment             (4)        (4)
                                                            -----      -----
     Comprehensive income                                   $106       $105
                                                            -----      -----

(h)  The number of preferred shares issued and outstanding were:
     March 31, 1999                                1,288,578
     December 31, 1998                             1,457,956
     March 31, 1998                                2,465,614

(i)  The number of common treasury shares were:
     March 31, 1999                               28,855,363
     December 31, 1998                            29,369,853
     March 31, 1998                               53,867,427

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 1999 VERSUS FIRST QUARTER 1998

Earnings for the first quarter of 1999 increased 1% to $110 million from $109 million in the first quarter of 1998. Diluted earnings per common share increased 10% to $.64 compared to $.58 in the 1998 period. First quarter 1999 results reflect several one-time items that resulted in an after-tax gain of $6 million, or $.03 per common share. This gain included a favorable settlement with insurance carriers over certain environmental remediation matters, as well as the company's share of losses primarily caused by restructuring charges for a North American manufacturing facility owned by the company's 48%-owned Rodel Inc. affiliate. Net earnings decreased 5%, excluding non-recurring items, primarily in the North
American region as a result of lower selling prices partially offset by lower raw material costs and higher volume. Earnings per share increased, reflecting the impact of the company's stock repurchase program.

Performance Polymers earnings were $86 million, up 8% compared to the prior year period. Sales were down 4% to $586 million from $611 million in 1998. Volume was up 2% compared to the first quarter of 1998. The sales decrease on higher volume is a result of lower selling prices, partially offset by favorable currencies in Europe and Japan. Volume gains were driven by the Coatings business in all regions and by Formulation Chemicals, particularly in Latin America. Monomers volume was down in the quarter despite strong external sales to producers of superabsorbent polymers and sales to new customers. These increases were largely offset by the absence of 1999 spot sales of certain methacrylate products recorded in the first quarter of 1998. The decrease in Performance Polymers sales was caused by a number of factors, including lower selling prices and competitive pressure in the paper and tape markets served by the Specialty Polymers business. Earnings increased, however, as a result of lower raw material prices, smooth plant operations and control of business selling and administration costs.

Chemical Specialties earnings of $29 million for the first quarter of 1999 were down 9% versus the prior-year period. Sales increased to $233 million from $226 million in the first quarter of 1998. This increase was primarily a result of strong volume in the Agricultural Chemicals business, particularly in North America and in Asia-Pacific, where sales in Korea and Indonesia showed strong recovery. Ion Exchange sales were down for the quarter bringing the Chemical Specialties segment sales increase to 3%. Earnings in the segment decreased despite a strong performance in Agricultural Chemicals primarily because of unfavorable results in the Ion Exchange business, primarily from lower volume. The segment also was affected by unfavorable earnings in the Biocides and Primenes businesses, particularly in Europe.

Electronic Materials earnings of $5 million were down significantly from earnings of $13 million in the 1998 period. Earnings in 1999 include a one-time restructuring charge primarily for a North American manufacturing facility owned by the Rodel affiliate. This charge is reflected in the first quarter of 1999 affiliate losses of $7 million, compared to earnings of $2 million in 1998. Excluding the one-time charge, earnings in the segment were $12 million, down $1 million versus the first quarter of 1998. Sales of $121 million increased 21% from the 1998 period. Included in the first quarter of 1999 were sales of $19 million from LeaRonal, which was acquired in January 1999 (see below discussion under "Liquidity, Capital Resources and Other Financial Data"). Sales excluding LeaRonal, were up 2%. The decrease in earnings, excluding the non-recurring item, was a result of essentially flat results at Shipley versus the first quarter of 1998 and lower earnings at Rodel.

Corporate expenses totaled $10 million in 1999, compared to $16 million in last year's first quarter. The first quarter of 1999 includes an after-tax gain of $13 million resulting from a favorable settlement with insurance carriers over certain environmental remediation matters. Corporate expenses, excluding this gain, increased as a result of higher administrative costs due to a number of factors, including consultant fees associated with the company's on-going study of its selling and administrative infrastructure, and the tentative settlement of an outstanding U.S. Customs matter (see "Notes to Condensed Consolidated Financial Statements").

Sales for the quarter were essentially flat versus the first quarter of 1998. The first quarter gross profit margin of 41% was up from 40% in the prior-year period, driven by higher production volume, smooth plant operations and lower raw material costs. Selling prices were down 4% while currency fluctuations were favorable.

Selling, administrative and research expenses increased 4% for the quarter versus the 1998 period reflecting the net effect of higher administrative expense and lower expenses for research and development. Preliminary recommendations from the company's study of its selling and administrative infrastructure have been made and the company is working to finalize plans which it hopes will lead to approximately $75 million in annualized savings. These savings are expected to result from work re-design, staff reductions and other cost saving measures.

Interest expense of $11 million increased versus the prior year period because of higher average debt resulting from the LeaRonal acquisition.
The effective tax rate for the first quarter of 1999 was almost 38%, up from 34% for the first quarter of 1998. The 1999 rate results in part from the effect of affiliate losses, which are recorded on an after-tax basis.

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

On January 31, 1999, the company and Morton International, Inc. (Morton) approved a merger agreement under which the company will acquire Morton in a cash and stock transaction valued at $4.9 billion, including the assumption of approximately $270 million of debt. On February 5, 1999 the company commenced a tender offer to purchase up to 80,916,766 shares of Morton common stock for $37.125 in cash. These shares represented 67% of outstanding shares on

January 31, 1999. The offer expired and was withdrawn by the company on April 23, 1999 after fewer than the minimum required number of shares were tendered. A majority of Morton shareholders preferred instead to choose a combination of cash and Rohm and Haas stock under an alternative one-step transaction provided for in the merger agreement. Under this approach, Morton shareholders will receive for each Morton share approximately $24.87 in cash and not less than approximately 0.359 nor more than 0.439 shares of company stock, depending on the average closing price for company stock for the twenty trading days ending on the second trading day prior to the merger. The one-step merger is conditioned upon approval by Morton and Rohm and Haas shareholders and is expected to be completed by the end of June 1999.

In late January 1999 the company acquired all of the outstanding shares of LeaRonal, Inc. (LeaRonal) for approximately $460 million. LeaRonal develops and manufactures specialty chemical processes used in the manufacture of printed circuit boards, semiconductor packaging and for electronic connector plating and also provides processes for metal-finishing applications. The acquisition, financed primarily through commercial paper, was accounted for using the purchase method. The financial statements reflect the preliminary allocation of the purchase price based on estimated fair values at the date of acquisition, pending final determination of certain acquired assets and liabilities. The preliminary allocation as of March 31, 1999, has resulted in acquired goodwill of approximately $200 million, which is being amortized on a straight-line basis over 40 years. Plans are currently in development to integrate the operations of the combining companies, which may result in certain costs, including severance and asset write-offs. Some of these costs, once determinable, could result in an increase in goodwill. The results of LeaRonal have been included in the consolidated financial statements since the acquisition date.

Also in 1999 the company purchased an additional 15% interest in its Rodel affiliate, bringing its total interest to 48%. These investments, begun in 1997, total approximately $149 million. The Rodel investment is accounted for on the equity method with the company's share of earnings reported as equity in affiliates.

Net cash in-flows during the first quarter of 1999 included these transactions and resulted in a $45 million increase in cash and cash equivalents versus year-end 1998. Free cash flows for the first quarter of 1999 versus the prior-year period were as follows:

                                                Quarter Ended
                                                  March 31,
                                           ------------------------
                                            1999              1998
                                           ------------------------
Cash provided by operating activities       $ 50              $ 35
Capital additions                            (38)              (34)
Dividends                                    (30)              (31)
                                           ------------------------
Free cash flow                              $(18)             $(30)
                                           ------------------------

Free cash outflows reflect seasonality and are not indicative of full year free cash flows. Fixed asset additions during the first quarter of 1999 included acrylics expansion in Texas and for the Coatings business in Kentucky. Spending on emulsions plants in both Spain and China and additional investment in the Agricultural Chemicals business was also included. Spending for the full year, excluding additions related to acquired companies, is expected to be approximately $250 million.

The debt ratio was 37% at the end of the quarter, compared with 25% at year-end 1998. (The debt ratio is total debt, net of cash, divided by the sum of net debt, minority interest, shareholders equity and ESOP shares.)

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

During 1996 management initiated an enterprise-wide program to prepare the company's computer systems and applications for the year 2000, and, in 1997, began assessing supply chain and customer implications. All of the company's centralized computer systems have been inventoried and assessed to determine their Year 2000 readiness. Remediation of all systems was originally scheduled for completion by year end 1998. Remediation of critical computer applications supporting business processes is complete, with the exception of a few lower priority applications that are expected to be remediated by the end of May 1999. Testing and re-integration of all remediated systems is expected to be completed by June 1999 as originally planned. Assessment and most remediation of key process control and other plant floor systems at each facility is complete, or will be complete by June 1999. Some remaining remediation of low risk systems has been scheduled into the third quarter of 1999 in order to minimize production disruptions. In addition to these internal systems and processes, the company has placed a high priority on continuing to assess and update the status of its critical suppliers and business partners, such as warehouses, toll manufacturers, distributors and transportation services.

The company expects all of its internal remediation and testing to be completed as stated above; however, despite its best efforts, business may be interrupted with potentially material impact on its financial position or results of operations if any of the following occur: external supply of raw materials or utilities is delayed or unavailable for an extended period, particularly in developing countries; manufacturing systems fail; or central corporate computer systems fail. To limit the effects of these potential failures, the company has completed corporate contingency planning guidelines and each business unit, staff function and plant site is preparing contingency plans for potential disruptions of critical systems or processes. Examples of contingency plans include a "freezing" of modifications to computer systems, ensuring availability of additional information technology personnel during the critical time period, backing-up systems at off-site facilities, making alternate raw material supply arrangements, and preparing for temporary shut-downs of certain plants and facilities. In addition, the company has standard operating procedures in place for a safe and orderly shut-down of systems and facilities should this be necessary.

A significant proportion of the costs associated with the year 2000 effort represent the redeployment of existing information technology resources. In addition, consulting and other expenses related to software application and facilities enhancements necessary to prepare the systems for the year 2000 will be incurred. Approximately three quarters of these costs, which are expected to total $17 million, have been incurred and charged to expense through March 31, 1999.

This discussion contains forward-looking statements based, in part, on assumptions such as the following: that the manufacturers of the company's computer systems and software have correctly represented the year 2000 status of their products; that the company's suppliers and customers will meet their stated year 2000 compliance obligations; and that the company's own investigation, remediation, testing and systems implementations are successful. The year 2000 discussions and other forward-looking statements made in this report are based on current expectations and are subject to the risks and uncertainties discussed here as well as those detailed in the "Cautionary Statements" section of the 1998 Form 10-K filed with the Securities and Exchange Commission on February 26, 1999.

Rohm and Haas Company and Subsidiaries

SALES BY BUSINESS SEGMENT AND CUSTOMER LOCATION   (Millions of dollars)
-------------------------------------------------------------------------------
FIRST QUARTER 1999 AND 1998
-------------------------------------------------------------------------------

                 Performance       Chemical        Electronic
                  Polymers        Specialties       Materials         Total
               --------------  ---------------  ---------------  --------------
                1999     1998    1999     1998    1999     1998    1999    1998
               --------------  ---------------  ---------------  --------------
North America  $ 366    $ 382   $  82    $  83   $  55    $  46   $ 503   $ 511
Europe           146      155      79       81      29       24     254     260
Asia-Pacific      46       46      48       33      37       30     131     109
Latin America     28       28      24       29       -        -      52      57
               --------------  ---------------  ---------------  --------------
 Total         $ 586    $ 611   $ 233    $ 226   $ 121    $ 100   $ 940   $ 937
               --------------  ---------------  ---------------  --------------
-------------------------------------------------------------------------------

                                                                      Page 13

ROHM AND HAAS COMPANY AND SUBSIDIARIES
-------------------------------------------------------------------------------
NET EARNINGS BY BUSINESS GROUP AND CUSTOMER LOCATION

                                                   Quarter Ended
                                                     March 31,
                                             -----------------------
                                                  1999        1998
                                             -----------------------
                                               (Millions of dollars)
                                             -----------------------
BUSINESS GROUP
Performance Polymers                          $     86     $    80
Chemical Specialties                                29          32
Electronic Materials                                 5          13
Corporate                                          (10)        (16)
-------------------------------------------------------------------
   Total                                      $    110     $   109
-------------------------------------------------------------------

CUSTOMER LOCATION
North America                                 $     70     $    83
Europe                                              29          31
Asia-Pacific                                        13           6
Latin America                                        8           5
Corporate                                          (10)        (16)
-------------------------------------------------------------------
   Total                                      $    110     $   109
-------------------------------------------------------------------

In the first quarter of 1999, corporate includes a gain on remediation related insurance recoveries. Also in corporate are non-operating items such as interest income and expense, corporate governance costs and corporate exploratory research.



ANALYSIS OF CHANGE IN BASIC PER-SHARE EARNINGS
CURRENT PERIOD RELATIVE TO YEAR-EARLIER PERIOD


                                                             $/Share
                                                           (after-tax)
                                                           -----------
GROSS PROFIT
Selling prices                                              $  (.16)
Physical volume and product mix                                 .10
Raw material costs                                              .13
Other manufacturing costs                                      (.05)
Currency effect on gross profit                                 .02
--------------------------------------------------------------------

   Increase in gross profit                                     .04
---------------------------------------------------------------------

OTHER CAUSES
Selling, administrative and research expenses*                 (.03)
Interest expense                                                 -
Remediation related insurance recoveries                        .07
Share of affiliate earnings                                    (.05)
Reduction in outstanding shares of common stock                 .05
Other                                                          (.02)
--------------------------------------------------------------------

   Increase from other causes                                   .02
--------------------------------------------------------------------

Increase in basic per-share earnings                        $   .06
--------------------------------------------------------------------

* Amounts shown are on a U.S. dollar basis and include the impact of currency movements compared to the prior-year period.
---------------------------------------------------------------------

                             EXHIBIT INDEX

            (Pursuant to Part 232.102(d) of Regulation S-T)


Exhibit
  No.                            Description
-------    -----------------------------------------------------------
 (12)        Computation of Ratio of Earnings to Fixed Charges
 (27)        Financial Data Schedules