Form 10-K/A
period 1998-12-31
ROHM & HAAS CO
filed 1999-05-03
CIK 84792

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

Documents incorporated by reference: NONE


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

The status of the plans at year end was as follows:

----------------------------------------------------------------
(Millions of dollars)                           1998       1997
----------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year        $ 265      $ 303
Service cost                                       5          5
Interest cost                                     17         17
Divestitures, curtailments, settlements           (8)        --
Amendments                                        --         (2)
Special termination benefits                       1          2
Actuarial loss (gain)                              7        (44)
Benefits paid                                    (18)       (16)
                                               =================
Benefit obligation at end of year              $ 269      $ 265
Unrecognized prior service cost                   10         12
Unrecognized actuarial loss                       53         62
                                               =================
Total accrued postretirement benefit
  obligation                                   $ 332      $ 339
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


                                PART  III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  ELECTION OF DIRECTORS OF ROHM AND HAAS

     Fifteen directors are to be elected at the Rohm and Haas annual meeting. The directors will hold office until the next annual meeting of stockholders of Rohm and Haas and until their successors are elected.

     The Rohm and Haas Board nominated each of the persons listed below upon the recommendation of the Nominating Committee of the Rohm and Haas Board. If any nominee is unable to serve as a director, the people named in the proxy will vote for such other nominee as may be designated by the Rohm and Haas Board or the Rohm and Haas Board may decrease the number of directors.

WILLIAM J. AVERY
DIRECTOR SINCE 1997

Mr. Avery, 58, chairman, chief executive officer and director of Crown Cork & Seal Company, Inc. from 1995 to the present; chairman and president from 1990-1995.

Rohm and Haas Board Committees:
Corporate Responsibility, Environment, Safety and Health, Executive Compensation, Nominating, Strategic Planning

J. MICHAEL FITZPATRICK
DIRECTOR SINCE 1999

Dr. Fitzpatrick, 52, president and chief operating officer of Rohm and Haas Company since 1999; previously vice president, 1993-1998 and chief technology officer 1996-1998; director of Carpenter Technology, Inc.

Rohm and Haas Board Committees:
Corporate Responsibility, Environment, Safety and Health, Executive, Finance, Strategic Planning

EARL G. GRAVES
DIRECTOR SINCE 1984

Mr. Graves, 64, chairman and chief executive officer of Earl G. Graves Ltd. from 1972 - present; publisher and editor of Black Enterprise magazine from 1970 - present; General Partner, Black Enterprise/Greenwich Street Fund from 1998 - present; chairman and chief executive officer of Pepsi-Cola of Washington, D.C., L.P. 1990-1998; director of Aetna Life and Casualty Company, AMR Corporation/American Airlines, Inc. and Federated Department Stores.

Rohm and Haas Board Committees:
Audit, Finance, Nominating, Strategic Planning

RAJIV L. GUPTA
DIRECTOR SINCE 1999

Mr. Gupta, 53, vice chairman of Rohm and Haas Company since 1999;
previously vice president and director of the Asia-Pacific Region from 1993 through 1998; director of Airgas, Inc. and Technitrol Inc.

Rohm and Haas Board Committees:
Executive, Strategic Planning

DAVID W. HAAS
NOMINEE

Mr. Haas, 43, is chairman of the William Penn Foundation; previously a program administrator at International House of Philadelphia from 1989 to 1997. He is a cousin of Thomas W. Haas.

THOMAS W. HAAS
NOMINEE

Mr. Haas, 43, is a director and corporate member of the William Penn Foundation, a pilot and flight instructor. He is a cousin of David W. Haas.

JAMES A. HENDERSON
DIRECTOR SINCE 1989

Mr. Henderson, 64, chairman, chief executive officer and director of Cummins Engine Company, Inc. since 1995; previously chief executive officer, president and director of Cummins Engine Company, Inc. 1994-1995; director of Ameritech Corporation, International Paper Inc. and Ryerson Tull, Inc.

Rohm and Haas Board Committees:
Audit, Finance, Nominating, Strategic Planning

JOHN H. MCARTHUR
DIRECTOR SINCE 1977

Mr. McArthur, 64, senior advisor to the president, World Bank Group from 1996 - present; formerly dean of Harvard Business School until retirement in 1995; director of BCE, Inc., Cabot Corporation, Columbia/HCA Healthcare Corporation, Glaxo Wellcome Inc., Glaxo Wellcome Plc., Springs Industries, Inc., The AES Corporation and Vincam Group, Inc.

Rohm and Haas Board Committees:
Audit, Executive, Finance, Nominating, Strategic Planning

JORGE P. MONTOYA
DIRECTOR SINCE 1996

Mr. Montoya, 52, president, Global Food & Beverage, The Procter & Gamble Company and president, Procter & Gamble Latin America since 1999; previously executive vice president, The Procter & Gamble Company and president, Procter & Gamble Latin America 1995-1999; group vice president, The Procter & Gamble Company and president, Procter & Gamble Latin America from 1992 - 1995.

Rohm and Haas Board Committees:
Corporate Responsibility, Environment, Safety and Health, Executive Compensation, Nominating, Strategic Planning

SANDRA O. MOOSE
DIRECTOR SINCE 1981

Dr. Moose, 57, senior vice president and director of The Boston Consulting Group, Inc. from 1990 - present; director of GTE Corporation and twenty-three investment companies sponsored by The New England Funds.

Rohm and Haas Board Committees:
Executive, Executive Compensation, Nominating, Strategic Planning

GILBERT S. OMENN
DIRECTOR SINCE 1987

Dr. Omenn, 57, executive vice president for medical affairs, The
University of Michigan, chief executive officer, The University of Michigan Health System, and professor of Internal Medicine, Human Genetics & Public Health since 1997; dean of the School of Public Health and Community Medicine at the University of Washington, Seattle and professor of Medicine and Environmental Health from 1982 until 1997; director of Amgen Inc.

Rohm and Haas Board Committees:
Corporate Responsibility, Environment, Safety and Health, Executive Compensation, Nominating, Strategic Planning

RONALDO H. SCHMITZ
DIRECTOR SINCE 1992

Dr. Schmitz, 60, member of the Board of Managing Directors of Deutsche Bank AG since 1991; vice chairman of Supervisory Board of Bertelsmann AG; and a director of Glaxo Wellcome Plc.

Rohm and Haas Board Committees:
Audit, Finance, Nominating, Strategic Planning

ALAN SCHRIESHEIM
DIRECTOR SINCE 1989

Dr. Schriesheim, 69, director emeritus of Argonne National Laboratory since 1996; chief executive officer and director of Argonne National Laboratory from 1984 to 1996; director of HEICO Corporation.

Rohm and Haas Board Committees:
Corporate Responsibility, Environment, Safety and Health, Executive Compensation, Nominating, Strategic Planning

MARNA C. WHITTINGTON
DIRECTOR SINCE 1989

Dr. Whittington, 51, chief operating officer, Morgan Stanley Institutional Investment Management since 1996; partner of the investment management firm of Miller, Anderson & Sherrerd from 1994 until acquired by Morgan Stanley in 1996; director of Federated Department Stores.

Rohm and Haas Board Committees:
Audit, Executive, Finance, Nominating, Strategic Planning

J. LAWRENCE WILSON
DIRECTOR SINCE 1977

Mr. Wilson, 63, chairman and chief executive officer of Rohm and Haas since 1988; director of Mead Corporation, The Vanguard Group of Investment Companies and Cummins Engine Company, Inc.

Rohm and Haas Board Committees:
Executive, Strategic Planning

Executive Officers

    The company's executive officers, as of January 1, 1999, along with their present position, offices held and activities during the past five years are presented below. All officers normally are elected annually and serve at the pleasure of the Board of Directors.

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

                         THE ROHM AND HAAS BOARD

ORGANIZATION

    The Rohm and Haas Board held five meetings in 1998. All directors attended at least 75% of the meetings of the Rohm and Haas Board and committees on which they serve. The committees of the Rohm and Haas Board, their functions and the number of meetings held in 1998 are:

    Audit Committee (4 meetings)--reviews Rohm and Haas's annual financial statements; selects Rohm and Haas's independent accountants; approves audit and non-audit fees of independent accountants; reviews their independence and considers the scope of their audits and audit results, including review of the auditors' management letter and Rohm and Haas's response to that letter; considers the adequacy of Rohm and Haas's internal accounting control systems; reviews the staffing and audit program of the internal auditing department; and reviews the adequacy of Rohm and Haas's policies and procedures with respect to compliance with the Rohm and Haas's Code of Business Conduct. Members: E. G. Graves, J. A. Henderson, J. H. McArthur (chair), R. H. Schmitz, M. C. Whittington

    Corporate Responsibility, Environment, Safety and Health Committee (2 meetings)--establishes guidelines and monitors management performance in meeting Rohm and Haas's responsibilities to its employees, its customers, the general public and the communities in which Rohm and Haas operates.
Members: W. J. Avery, J. M. Fitzpatrick, J. P. Montoya, G. S. Omenn (chair), A. Schriesheim

    Executive Committee (2 meetings)--considers matters requiring Rohm and Haas Board action between the Rohm and Haas Board's meetings. Members:
J. M. Fitzpatrick, R. L. Gupta, J. H. McArthur, S. O. Moose, M. C. Whittington, J. L. Wilson (chair)

    Executive Compensation Committee (5 meetings)--reviews and approves compensation plans and remuneration arrangements for senior management and directors and oversees the administration of executive compensation plans. A subcommittee makes decisions in accordance with requirements of section 162(m) of the Internal Revenue Code. Members: W. J. Avery, D. B. Burke (chair), J. P. Montoya, S. O. Moose, G. S. Omenn, A. Schriesheim

    Finance Committee (4 meetings)--reviews the financial strategy of Rohm and Haas, particularly its policies for capital structure, dividend payout, and return on assets; approves and recommends to the Rohm and Haas Board all dividend payments; considers Rohm and Haas's financing plans; reviews Rohm and Haas's foreign financial programs and currency exposure policies and practices; and provides oversight to the Benefits Investment Committee.
Members: J. M. Fitzpatrick, E. G. Graves (chair), J. A. Henderson, J. H. McArthur, R. H. Schmitz, M. C. Whittington

    Nominating Committee (4 meetings)--determines corporate governance policies, monitors the program for top management succession; evaluates the performance of the chief executive officer, other executive officers and the Rohm and Haas Board; and recommends the composition of the Rohm and Haas Board and nominees for membership on the Rohm and Haas Board. The Committee will consider Rohm and Haas Board nominations submitted by stockholders if names and biographical data are submitted in writing to the Committee. Members: W. J. Avery, D. B. Burke, E. G. Graves, J. A. Henderson, J. H. McArthur, J. P. Montoya, S. O. Moose (chair), G. S. Omenn,
R. H. Schmitz, A. Schriesheim, M. C. Whittington

    Strategic Planning Committee (1 meeting)--reviews and approves Rohm and Haas's long-term plans, strategies and resource allocations as well as intermediate-term operating plans. Members: W. J. Avery, D. B. Burke, J.
M. Fitzpatrick, E. G. Graves, R. L. Gupta, J. A. Henderson, J. H. McArthur,
J. P. Montoya, S. O. Moose (chair), G. S. Omenn, R. H. Schmitz, A. Schriesheim, M. C. Whittington, J. L. Wilson

COMPENSATION

    Directors who are employees of Rohm and Haas do not receive compensation for their services as directors.

    In 1999, non-employee directors will receive $41,500 and 1,289.6209 Deferred Stock Share, which are units credited to a director's deferred stock account under the Rohm and Haas Company 1997 Non-Employee Directors' Stock Plan. Directors who chair board committees will receive an additional $3,000. Directors may elect to defer all or part of their cash compensation into units credited to a director's deferred stock account under the Rohm and Haas Company 1997 Non-Employee Directors' Stock Plan.

    One Deferred Stock Share entitles the director to one share of Rohm and Haas common stock when the director leaves the Rohm and Haas Board. Each director may elect to receive the stock immediately after leaving the Rohm and Haas Board or in annual installments over a period of up to 10 years after leaving the Rohm and Haas Board. The number of to which a director is entitled was calculated by dividing $41,500 by a stock price projected by a trend line analysis of the average of the quarterly high and low stock prices over the preceding 40 quarters. While do not entitle directors to vote, each Deferred Stock Share is credited on each dividend payment date with Deferred Stock Shares equal to the applicable dividend payable on Rohm and Haas common stock.

    In addition, all non-employee directors are reimbursed for their travel expenses to board meetings.

    Other Information and Business Relationships--Dr. Schmitz is a member of the Executive Committee of the Global Corporate and Institutional Division of Deutsche Bank which performed investment banking services for Rohm and Haas during 1998 for which Rohm and Haas paid approximately $2,450,000. Rohm and Haas has a revolving credit agreement with Deutsche Bank under which Rohm and Haas and its subsidiaries may borrow up to $35 million. Rohm and Haas and its subsidiaries also have other banking relationships with Deutsche Bank in the normal course of business. Dr. Schmitz is a member of the board of managing directors of Deutsche Bank. The equity fund in Rohm and Haas's Savings Plan is invested in The Vanguard Institutional Index Fund. Mr. Wilson is a director of The Vanguard Group of Investment Companies. Mr. Montoya is an executive vice president of The Procter & Gamble Company, a customer of Rohm and Haas and its subsidiaries.

ITEM 11. EXECUTIVE COMPENSATION

                              ROHM AND HAAS
                          EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE


                                                                                 LONG-TERM COMPENSATION

                                      ANNUAL                                AWARDS            PAYOUTS
                                    COMPENSATION

NAME AND PRINCIPAL POSITION        SALARY    BONUS(1)     OTHER      RESTRICTED  SECURITIES     LTIP      ALL OTHER
                                                       COMPENSATION    STOCK     UNDERLYING  PAYOUTS (1) COMPENSATION
                                                                       AWARDS    OPTIONS (2)

                            YEAR    ($)        ($)         ($)          ($)         ($)         ($)          ($)

[TabSet Row]                0000  $000,000  $0,000,000  $00,00       $000,000     00,000     $0,000,000    $00,000

J. Lawrence Wilson          1998  $820,000  $1,524,493  $ 0                       65,100     $  281,682    $55,519 (3)

Chairman & C.E.O            1997   756,250   1,182,960    0                       73,200        266,131     33,785

                            1996   681,500     578,733    0          $200,000     79,200        250,280     11,416

J. Michael Fitzpatrick      1998  $328,500  $  429,673  $ 0                       21,501     $  129,271    $22,225 (4)

Vice President              1997   294,000     299,174    0                       19,902         87,200     13,520

                            1996   240,500     102,139    0                       14,100         63,912      7,285

Rajiv L. Gupta	          1998  $333,500    $436,817  $ 0                       20,838     $  129,271    $21,550 (5)

Vice Chairman               1997   294,000     299,174    0                       19,902         87,200     12,651

                            1996   240,500     131,296    0                       14,100         63,912      6,596

John P. Mulroney            1998  $557,000  $  861,591  $ 0                       37,800     $  187,609    $37,046 (6)

President                   1997   515,750     667,814    0                       42,300        177,251     19,293

                            1996   472,000     392,164    0                       45,900        167,867      5,518

Basil A. Vassiliou          1998  $366,000  $  492,235  $33,545(7)                18,600     $  102,356    $78,855 (8)

Senior Vice President       1997   343,500     277,313   93,970      $200,000     20,700         96,703     64,402

                            1996   314,250     221,597   26,911                   22,500         93,278     51,620


(1) A portion of both the annual bonus and long-term plan payout is paid in restricted stock, valued at fair market value as of the first business day of the month of grant, in lieu of cash, and is included in the amounts shown in the table in the Bonus and LTIP Payouts columns. The total number (and value) of restricted shares granted during the last five years and held at the end of 1998 (which excludes 1999 grants made in lieu of a portion of the 1998 annual and long-term bonus awards) for the named executive officers were: Dr. Fitzpatrick, 6,195 ($186,624); Mr. Gupta, 6,195($186,624); Mr. Mulroney,
     38,655($1,164,482); Dr. Vassiliou, 25,965 ($782,196) and Mr. Wilson,
     80,655 ($2,429,732). Restrictions on the stock held by Dr. Vassiliou lapsed on January 1, 1999 due to his retirement. Dividends are paid currently on restricted shares and these shares may be voted.

(2) The numbers of shares underlying options have been adjusted to reflect the 3 for 1 stock split effective September 1, 1998.

(3)  Includes Rohm and Haas's match under the Employee Stock
     Ownership/Savings Plan and the Nonqualified Savings Plan of $51,699 and a benefit bonus of $3,820 paid in lieu of certain benefits provided at Rohm and Haas's expense to other employees.

(4) Dr. Fitzpatrick became President of Rohm and Haas effective January 1, 1999. All Other Compensation includes the company match under the Employee Stock Ownership/Savings Plan and the Nonqualified Savings Plan of $20,251 and a benefit bonus of $1974 paid in lieu of certain benefits provided at Rohm and Haas's expense to other employees.

(5) Mr. Gupta became Vice Chairman of Rohm and Haas effective January 1, 1999. All Other Compensation includes the company match under the Employee Stock Ownership/Savings Plan and the Nonqualified Savings Plan of $20,431 and a benefit bonus of $1119 paid in lieu of certain benefits provided at Rohm and Haas's expense to other employees.

(6) Mr. Mulroney retired on December 31, 1998. He entered into a contract with Rohm and Haas agreeing to serve as a consultant to Rohm and Haas for a period of five years. If his services are requested by Rohm and Haas, he will be paid at a rate of $100 per hour. The restrictions on his stock will not lapse until the earlier of five years or when the restrictions would have lapsed under the Restricted Stock Plan of 1992 if he had not retired. All Other Compensation includes the company match under the Employee Stock Ownership/Savings Plan and the Nonqualified Savings Plan of $37,046.

(7) Reimbursement for tax liabilities related to payments for assignment outside of home country.

(8) Dr. Vassiliou retired on December 31, 1998. All Other Compensation includes the Rohm and Haas match under the Employee Stock Ownership/Savings Plan and the Nonqualified Savings Plan of $24,525 a benefit bonus of $1302 paid in lieu of certain benefits provided Rohm and Haas's expense to other employees and $53,028 for certain other expenses related to assignment outside his home country as allowed under Rohm and Haas's international personnel policy.

OPTION GRANTS IN 1998


                                      INDIVIDUAL GRANTS                      GRANT DATE VALUE

NAME                           OPTIONS        % OF TOTAL          EXERCISE OR       EXPIRATION       GRANT DATE
                               GRANTED     OPTIONS GRANTED        BASE PRICE           DATE           PRESENT
                                  #          TO EMPLOYEES         ($/SH)(1)                            VALUE
                                               IN 1998                                                 ($)(2)

[TabSet Row]                    00,000           00.0              $00.0000        000000000000       $000,000

J. L. Wilson                    65,100           13.8%             $31.4896        Jan. 5, 2008       $546,840

J. M. Fitzpatrick               14,700            3.1%              31.4896        Jan. 5, 2008        123,480

                                 1,392            0.3%              31.4896        Jan. 5, 2000          6,932

                                 5,409            1.1%              31.4896        Jan. 7, 2001         32,995

R. L. Gupta                     14,700            3.1%              31.4896        Jan. 5, 2008        123,480

                                 1,638            0.3%              31.4896        Jan. 7, 2001          9,992

                                 4,500            1.0%              31.4896        Jan. 9, 2002         31,545

J. P. Mulroney                  37,800            8.0%              31.4896        Jan. 1, 2003 (3)    317,520

B. A. Vassiliou                 18,600            3.9%              31.4896        Jan. 1, 2003 (3)    156,240


(1) The exercise price is the average of the high and low New York Stock Exchange prices for Rohm and Haas common stock on the grant dates.

(2) Grant date values are estimated using the Black-Scholes option pricing model. Assumptions used for the Black-Scholes model for options expiring in 2008 are as follows:

       Risk-free interest rate:     5.52%       Volatility:        0.2507
       Dividend yield:              2.52%       Time to exercise:  6 years

    Assumptions used for the Black-Scholes model for options expiring in 2000 are as follows:

       Risk-free interest rate:     5.50%       Volatility:        0.2507
       Dividend yield:              2.52%       Time to exercise:  2 years

    Assumptions used for the Black-Scholes model for options expiring in 2001 are as follows:

       Risk-free interest rate:     5.50%       Volatility:        0.2507
       Dividend yield:              2.52%       Time to exercise:  3 years

    Assumptions used for the Black-Scholes model for options expiring in 2002 are as follows:

       Risk-free interest rate:     5.50%       Volatility:        0.2507
       Dividend yield:              2.52%       Time to exercise:  4 years

    Although executives face uncertain risks of forfeiture, these risks are not considered in estimating the grant date values.

(3) Options granted on January 5, 1998 are exercisable on January 5, 1999. Mr. Mulroney's and Dr. Vassiliou's options became exercisable on January 1, 1999 upon their retirement. Their options will expire five years from their retirement.

Aggregated Option Exercises in 1998 and December 31, 1998 Option Value


                                                              NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                                             UNDERLYING UNEXERCISED                  IN-THE-MONEY
                                                              OPTIONS AT FY END (#)              OPTIONS AT FY-END($)

Name                       Shares         Value           Unexercisable     Exercisable      Unexercisable    Exercisable
                         Acquired on     Realized
                          Exercise

[TabSet Row]               00,000       $0,000,000            00,000          000,000              $0         $0,000,000

J. L. Wilson               78,606       $1,875,086            65,100          265,653              $0         $2,292,012

J. M. Fitzpatrick           4,428           97,970            21,501           57,780               0            422,536

R. L. Gupta                 4,200           57,619            20,838           53,064               0            367,797

J. P.  Mulroney            52,044        1,103,469            37,800          154,122               0          1,332,934

B. A. Vassiliou            19,002          304,515            18,600           63,606               0            481,907



LONG-TERM INCENTIVE PLAN AWARDS IN 1998(1)


NAME                         NUMBER OF          PERFORMANCE           ESTIMATED FUTURE PAYOUTS
                           SHARES, UNITS          OR OTHER          UNDER NON-STOCK PRICE BASED
                             OR OTHER           PERIOD UNTIL                   PLANS
                              RIGHTS            MATURATION OR
                                 (#)               PAYOUT
                           -------------        -------------       ---------------------------

                                                                     THRESHOLD          TARGET
                                                                        ($)               ($)


[TabSet Row]                 $000,000             00/00/00            $000,000         $000,000

J. L. Wilson                 $294,600             12/31/00            $147,300         $294,600

J. M. Fitzpatrick             163,050             12/31/00              81,525          163,050

R. L. Gupta                   163,050             12/31/00              81,525          163,050

J. P.  Mulroney               196,200             12/31/00              98,100          196,200

B. A.  Vassiliou              107,000             12/31/00              53,500          107,000


(1) Long-term bonus awards are payable in cash and restricted stock.
    Awards are determined by multiplying a bonus standard for the executive's level times the Corporate Performance Factor. The "Corporate Performance Factor" is the product of multiplication of two ratios: 1) Rohm and Haas's three-year average return on equity (ROE) divided by 13%; and 2) Rohm and Haas's cumulative total return to shareholders over a five-year period ending on the last day of the three year cycle divided by the cumulative total return to shareholders over the same period or the S&P Chemicals Index.

    The numbers shown in the column titled "Number of Shares, Units or Other Rights" are the bonus standards in dollar amounts set so that resulting bonuses combined with gains from stock options granted at the same time will produce total long-term compensation slightly below the median level provided by other industrial companies of like size and profitability, if Rohm and Haas's just meets performance targets.

    No payout is allowed if the Corporate Performance Factor is less than 0.5. The payout in the Threshold column are based on a Corporate Performance factor of 0.5 Payout in the Target column assume Rohm and Haas's performance matches both the 13% ROE target and the cumulative total return to shareholders of the S&P Chemicals Index. There is no performance limit and, therefore, no maximum award.

PENSION PLAN TABLE


                                         YEARS OF SERVICE

REMUNERATION     15 YEARS   20 YEARS   25 YEARS    30 YEARS    35 YEARS     40 YEARS

[TabSet Row]     $000,000   $000,000   $000,000   $  000,000  $  000,000   $  000,000

$  400,000       $118,366   $157,821   $197,277   $  200,000  $  206,186   $  235,642

   600,000        178,366    237,821    297,277      300,000     311,186      355,642

   800,000        238,366    317,821    397,277      400,000     416,186      475,642

 1,000,000        298,366    397,821    497,277      500,000     521,186      595,642

 1,200,000        358,366    477,821    597,277      600,000     626,186      715,642

 1,400,000        418,366    557,821    697,277      700,000     731,186      835,642

 1,600,000        478,366    637,821    797,277      800,000     836,186      955,642

 1,800,000        538,366    717,821    897,277      900,000     941,186    1,075,642

 2,000,000        598,366    797,821    997,277    1,000,000   1,046,186    1,195,642

This table shows the approximate aggregate annual pension benefit under the Rohm and Haas Pension Plan and the supplemental Rohm and Haas Company
Non-Qualified Pension Plan assuming retirement at age 65 in 1998.  The
Remuneration column represents the average salary which is based on the highest consecutive 36-month base salary, and the annual bonus which is the average of the bonuses earned under the annual bonus plan in the last five years of retirement or, if higher, in the seven years prior to retirement, excluding the highest and lowest of those bonuses. The table includes offsets for Social Security. As of December 31, 1999, the years of credited service on which benefits are based for the named executives are:
Dr. Fitzpatrick, 23 years; Mr. Gupta, 27 years; Mr. Mulroney, 41 years;
Dr. Vassiliou, 38 years; Mr. Wilson, 33 years.

REPORT ON EXECUTIVE COMPENSATION

Compensation Policies

    The Executive Compensation Committee is responsible for assuring appropriate compensation of Rohm and Haas's executive officers; a subcommittee makes decisions in accordance with requirements of Section
162(m) of the Internal Revenue Code and Section 16 of the Exchange Act.

    Total compensation of Rohm and Haas's executives is based on corporate and individual performance. For 1998, corporate performance was measured by Rohm and Haas's return on net assets and by Rohm and Haas's return on equity compared to other chemical companies and to the long-term returns of a broad range of U.S. companies.

    Individual performance is measured primarily by results achieved compared to objectives agreed to at the start of the year. For the CEO and other executive officers, these objectives and the results achieved are reviewed by the Nominating Committee and its findings are communicated to the Committee which determines the compensation consequences. Incentive compensation is paid in cash and restricted stock and by use of stock options.

    Under the plans used in 1998, when Rohm and Haas's just meets performance norms established by the Committee, the Committee intends executive compensation to be slightly below the median levels of our competitors' compensation. As Rohm and Haas's performance moves beyond those norms and the performance of our competitors, the Committee intends our executive compensation to move toward the high end of our competitors' compensation. If Rohm and Haas's performance should fall below those norms, the Committee intends executive compensation to fall toward the low end of our competitors' compensation. The formulas in the plans described below are designed to achieve these results.

    It is the Committee's intention that all compensation paid to executive officers be fully deductible under the Code.

    SALARIES--Executive salaries are established under the same system used for most Rohm and Haas salaried employees. Individual salaries are targeted to an amount, based on the person's performance against established objectives, in a salary range for that person's level. The salary range for each level is centered around the median salary for comparable positions in other industrial companies of generally the same size and profitability as determined through widely used surveys.

    ANNUAL BONUSES--All employees were paid annual bonuses under the Annual
Bonus Plan approved by stockholders in 1997. Awards under this plan are based on an employee's salary and level, and Rohm and Haas's performance as measured by its return on net assets. Return on net assets is the performance standard used internally to measure the performance of Rohm and Haas's businesses and is a good measure of employees' performance in using
Rohm and Haas assets to further business objectives.

    Each year, the Committee establishes a return on net assets performance goal for Rohm and Haas. For 1998, the established return on net assets goal was 11%. Bonuses under the plan are determined by a bonus target established for each employee level. The bonus target represents the percentage of the employee's salary awarded as a bonus if Rohm and Haas meets the established 11% return on net assets goal. No bonus is paid when
Rohm and Haas's return on net assets is less than 6%.

    LONG-TERM BONUSES--The long-term bonus is based on a three year cycle.
Although stockholders approved a new Long-Term Bonus Plan in 1997, payouts this year still resulted from two previous plans which have been discontinued. Three top executives participated in the Top Executive
Long-Term Award Plan approved by stockholders in 1994. The bonuses under this plan are determined by the following formula: the product of a corporate factor for the three-year period times a long-term bonus standard. The corporate factor for the long-term plan is determined by relating Rohm and Haas's three-year return on equity (adjusted for certain unusual items) to the three-year return on equity of companies in the Value-Line Industrial Composite and to the greater of 13% or the Value-Line
Industrial Composite three-year average less 2%. For the cycle ending in 1998, the long-term corporate factor was 1.034. The bonus standards for the long-term award are dollar amounts that are set to pay bonuses, when combined with the stock options granted, slightly below the median of bonuses paid by other industrial companies of generally the same size and profitability, if Rohm and Haas just meets performance norms.

    All other executives (approximately 70 people) participated in the Long-Term Award Plan. Bonuses under this plan are determined by the following formula: the product of the average of the individual's performance ratings over the three-year period times a corporate factor for the three-year period times a long-term bonus standard. The determination of the bonus standards is the same as under Top Executive Long-Term Award
Plan. The corporate factor for this plan is determined by relating Rohm and Haas's three-year return on equity (adjusted for certain unusual items) to the three-year return on equity of companies in the Value-Line
Industrial Composite and to an absolute return on equity standard set by the Committee at 13%. For the cycle ending in 1998, the long-term corporate factor was 1.476.

    STOCK--Subject to stockholder approval, participants in the 1999 Rohm and Haas Stock Plan received stock options with an exercise price equal to the average of the high and low prices on the New York Stock Exchange on the date of grant. The Committee determines guidelines for the granting of stock options so that the value of the stock options granted combined with long-term bonus awards would pay slightly below the median of total long-term compensation of other industrial companies of generally the same size and profitability at target performance. Stock options are granted to approximately 60 executives. Seven executive officers received a portion of their annual and long-term bonuses in restricted stock in lieu of cash.
The restrictions lapse after a five-year period.

    BENEFITS--The benefits provided for executives are in line with those of all parent company employees and with those provided by other large chemical companies.

Performance of Rohm and Haas and its Chief Executive Officer

    Chairman and Chief Executive Officer J. Lawrence Wilson again led Rohm and Haas to a consistently strong financial performance in spite of adverse economic conditions in parts of the world. In 1998, return on shareholders equity of 25% and return on assets of 13% surpassed all previous company records.

    Under his leadership, Rohm and Haas reorganized into three business groups - Performance Polymers, Chemical Specialties and Electronic
Materials - and defined specific growth strategies for each. During 1998 and into early 1999, Rohm and Haas accelerated the growth of its Electronic
Materials business group, more than doubling annual sales from approximately $400 million to more than $1 billion, upon the completion of the announced Morton acquisition later in 1999.

    The pending acquisition of Morton itself is a singularly transforming step for Rohm and Haas, one which will increase annual sales to $6.7 billion and earn a place among the world's leading specialty chemical companies. Mr. Wilson's leadership of the Chairman's Committee in 1998, which eventually became the Executive Council, helped ensure the unified focus of senior management toward fulfilling Rohm and Haas's overriding objective of profitable growth and led to the agreement with Morton.

    Just as important, Rohm and Haas reported an excellent safety performance in 1998, and increased momentum toward its objective of an injury-free workplace.

    In the opinion of the Executive Compensation Committee, Mr. Wilson's performance in 1998 greatly exceeded the objectives and performance expectations established for the year and exemplified the highest standards of personal and business integrity.

Chief Executive Officer's Compensation

    The Committee established a salary increase of $60,000 early in 1998 for Mr. Wilson based on the increase in Rohm and Haas's salary ranges between 1997 and 1998, Mr. Wilson's long-term performance and the Committee's expectations of his performance during 1999.

    Mr. Wilson's annual bonus for 1998 was determined by multiplying the corporate return on net assets performance multiplier of 113.4% times the bonus standard established by the Committee at the beginning of the year resulting in $1,524,493, half paid in cash and half paid in restricted stock.

    Mr. Wilson's long-term bonus for the 1996-98 period was the product of the three-year corporate performance factor of 1.034 times a long-term bonus standard established by the Committee before the beginning of the period. Half of the resulting $281,682 award was paid in cash and half in restricted stock.

    Mr. Wilson's 1998 stock option grant followed the Committee's guidelines and has an exercise price equal to the fair market price on the date granted.

    Executive Compensation Committee--Daniel B. Burke, Chairman, William J.
Avery, Jorge P. Montoya, Gilbert S. Omenn, Sandra O. Moose, Alan
Schriesheim.

         CUMULATIVE TOTAL RETURN TO ROHM AND HAAS STOCKHOLDERS
ROHM AND HAAS, S&P 500 INDEX, S&P CHEMICAL INDEX AND S&P SPECIALTY CHEMICAL

          CUMULATIVE TOTAL RETURN TO STOCKHOLDERS, 1994-1998


                  Dec-93   Jan-94   Feb-94   Mar-94   Apr-94   May-94   Jun-94   Jul-94   Aug-94   Sep-94   Oct-94
ROH               100.00    96.01   103.40    92.37    96.81   103.53   105.87   110.12   106.50    97.73   103.92
S&P 500           100.00   103.40   100.59   103.78    97.45    99.04    96.62    99.79   103.87   100.34   103.61
S&P Chem.         100.00   110.36   108.19   105.91   112.17   119.37   114.64   119.23   125.14   123.15   123.08
S&P Spec. Chem.   100.00   107.51   106.41    98.54    91.92    86.25    83.13    88.50    90.09    87.51    86.92

                  Nov-94   Dec-94   Jan-95   Feb-95   Mar-95   Apr-95   May-95   Jun-95   Jul-95   Aug-95   Sep-95
ROH                95.96    99.33    93.38    97.24   112.23   100.71   102.65    95.68   100.34   104.89   105.99
S&P 500            99.84    99.84   103.94   107.99   111.17   114.44   119.00   121.77   125.80   126.12   131.44
S&P Chem.         111.73   115.74   110.90   119.44   127.51   131.63   136.27   138.23   140.79   140.47   146.05
S&P Spec. Chem.    82.63    85.73    86.37    92.06    97.28    99.75   107.62   104.69	107.55   111.38   110.56

                  Oct-95   Nov-95   Dec-95   Jan-96   Feb-96   Mar-96   Apr-96   May-96   Jun-96   Jul-96   Aug-96

ROH                96.99   106.49   113.78   122.39   123.78   118.23   118.00   121.18   123.23   106.42   112.59
S&P 500           130.97   136.71   139.34   144.08   145.42   146.82   148.98   152.82   153.40   146.63   149.73
S&P Chem.         137.24   146.56   151.07   161.54   166.99   180.44   177.59   175.66   172.40   168.69   175.05
S&P Spec. Chem.   102.40   110.54   110.90   115.09   120.34   123.85   120.35   120.54   116.42   108.07   109.48

                  Sep-96   Oct-96   Nov-96   Dec-96   Jan-97   Feb-97   Mar-97   Apr-97   May-97   Jun-97   Jul-97
ROH               118.00   128.58   144.25   147.88   148.56   167.49   136.31   151.56   157.84   164.82   179.34
S&P 500           158.15   162.51   174.78   171.32   182.01   183.44   175.92   186.41   197.75   206.61   223.04
S&P Chem.         187.98   192.10   201.21   196.21   209.13   210.60   206.01   215.49   222.46   240.32   260.03
S&P Spec. Chem.   117.81   113.33   118.20   112.14   110.32   114.72   109.53   108.10   115.77   123.07   129.53

                  Aug-97   Sep-97   Oct-97   Nov-97   Dec-97   Jan-98   Feb-98   Mar-98   Apr-98   May-98   Jun-98
ROH               176.25   176.48   153.26   170.04   177.10   158.60   189.58   192.02   200.38   205.15   193.94
S&P 500           210.56   222.08   214.68   224.60   228.46   230.98   247.63   260.30   262.92   258.41   268.90
S&P Chem.         242.23   240.55   229.97   242.06   242.26   234.75   253.40   270.88   280.79   290.45   284.25
S&P Spec. Chem.   127.83   130.50   125.71   129.17   136.45   128.49   135.25   136.50   138.28   130.51   121.38

                  Jul-98   Aug-98   Sep-98   Oct-98   Nov-98   Dec-98
ROH               181.81   162.16   156.76   190.23   198.29   170.67
S&P 500           266.04   227.62   242.20   261.88   277.75   293.74
S&P Chem.         254.99   230.71   233.10   230.93   240.98   226.69
S&P Spec. Chem.   114.00   101.06   100.78   111.32   117.50   113.96

                                INDEX

Source: Standard & Poor

This comparison of five-year cumulative total return assumes $100 invested on December 31, 1993 in Rohm and Haas common stock, S&P
500 Composite Index, S&P Chemical Index and S&P Specialty Chemical
Index and the reinvestment of dividends.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                      ROHM AND HAAS STOCK OWNERSHIP

The following table lists the beneficial owners of more than 5% of the outstanding shares of Rohm and Haas common stock and preferred stock of Rohm and Haas.



STOCKHOLDERS                          CLASS           SHARES           PERCENTAGE
                                                   BENEFICIALLY         OF CLASS
                                                      OWNED            OUTSTANDING

[TabSet Row]                         00000000       00,000,000           $000,000

John C. Haas, John O. Haas,
William D. Haas and Thomas W.
Haas and two income trusts of
which they, together with
Mellon Bank N.A., are
trustees(1)                           common        31,048,890(2)         18.46%

Four charitable income trusts
of which John C. Haas, John O.
Haas, William D. Haas and
Thomas W. Haas, together or
individually, are trustees
with others(1)                        common        34,458,444(3)         20.49%

Rohm and Haas Company
Employee Stock Ownership
Plan(4), 100 Independence Mall
West, Philadelphia, PA 19106          common        17,495,230            10.40%

J.P. Morgan & Co.
Incorporated, 60 Wall Street,
New York, NY 10260                    common        11,217,513             6.67%

Lucia H. Shipley and
Charles R. Shipley, Jr.(5)           preferred         919,479            71.36%

William H. MacCrellish, Jr.(6)       preferred          70,145             5.44%

Rohm and Haas Company Pension
Plan, 100 Independence Mall
West, Philadelphia, PA 19106         preferred         188,680            14.64%



(1) John C. Haas, whose address is Rohm and Haas Company, 100 Independence Mall West, Philadelphia, PA 19106, is a retired officer and director of Rohm and Haas. John O. Haas, 425 Lombard St., Philadelphia, PA 19147, William D. Haas, P. O. Box 125, Bear Creek, PA 18602 and Thomas W. Haas, 100 Independence Mall West, Philadelphia, PA 19106, are the sons of the late F. Otto Haas and the nephews of John C. Haas.

(2) John C. Haas, John O. Haas, William D. Haas and Thomas W. Haas, and their spouses, own directly 373,755, 376,878, 318,360 and 595,113 shares respectively. Together with Mellon Bank they have voting and investment power over 29,384,784 shares in the two income trusts.

(3) John C. Haas has sole voting power, and together with John O. Haas, William D. Haas, Thomas W. Haas and First Union National Bank, has investment power over 27,490,140 shares in two charitable trusts. John
    C. Haas shares voting and investment power with other trustees in a third charitable trust holding 3,484,152 shares and John O. Haas, William D. Haas and Thomas W. Haas share voting and investment power with another trustee in a fourth charitable trust holding 3,484,152 shares. They disclaim beneficial interest in these trusts.

(4) 4,133,900 of the shares have been allocated to employee accounts.

(5) Lucia H. Shipley and Charles R. Shipley, Jr., 3507 West Gulf Drive, Sanibel, FL 33957, are spouses. The Lucia H. Shipley 1993 Revocable Trust, of which Mrs. Shipley is the trustee, and the Charles R. Shipley, Jr. 1993 Revocable Trust, of which Mr. Shipley is the trustee, own 534,742 and 534,737 shares, respectively, of preferred stock.

(6) Mr. MacCrellish, Of Counsel to Nutter, McClennen & Fish, LLP, One International Place, Boston, MA 02110-2699, owns directly 5,000 shares of preferred stock and together with others shares investment and voting power in 65,331 shares of preferred stock held by the Shipley Company Profit-Sharing Plan and eight Shipley family trusts of which he is a director and trustee, respectively. He disclaims beneficial interest in the trusts and the Savings Plan.

EXECUTIVE OFFICERS AND DIRECTORS

    Stock Ownership Guidelines--Effective January 1, 1997, the Rohm and Haas Board approved stock ownership guidelines requiring all executives to own amounts of Rohm and Haas common stock equal to one-half to 5 times the amount of annual salary, depending on the executive's level. Executives have three years to bring their stock holdings up to the required level.

    Ownership--The following table lists the shares of Rohm and Haas common stock owned by the listed executive officers, the directors and all executive officers and directors as a group as of April 26, 1999.


NAME                       NUMBER OF       NUMBER OF       NUMBER OF      TOTAL BENEFICIAL
                        SHARES OWNED(1)  DEFERRED STOCK   EXERCISABLE     STOCK OWNERSHIP
                                             UNITS(2)       OPTIONS

[TabSet Row]                000,000       00,000.0000      0,000,000       0,000,000,000

W. J. Avery                   1,500        5,741.1809          N/A         7,241.1809

D. B. Burke(3)                9,354       12,312.2885          N/A        21,666.2885

J. M. Fitzpatrick            44,517          411.5084         70,875     115,803.5084

E. G. Graves                  7,239        7,616.6152          N/A        14,855.6152

R. L. Gupta                  46,807          417.0314         63,465     110,689.0314

D. W. Haas(4)             3,815,301

T. W. Haas(4)            33,464,049

J. A. Henderson               6,615         9,183.7831         N/A        15,798.7831

J. H. McArthur                  0           9,552.3008         N/A         9,552.3008

J. P. Montoya                 1,257         9,076.2034         N/A        10,333.2034

S. O. Moose                   7,116         6,414.5738         N/A        13,530.5738

J. P. Mulroney(5)           168,590           906.3874       171,675     341,171.3874

G. S. Omenn                  12,855        10,768.6592         N/A        23,623.6592

R. H. Schmitz                 1,824         5,808.6917         N/A         7,632.6917

A. Schriesheim                6,615         8,110.7948         N/A        14,725.7948

B. A. Vassiliou(5)           31,113                           82,206     113,319.0000

M. C. Whittington            10,383         5,427.9899         N/A        15,810.9899

J. L. Wilson(6)             214,906         1,341.2783       330,753     547,000.2783

All executive officers
and directors as a group    541,089        93,814.9542       715,784   1,350,687.9542


(1) Shares owned by officers include shares allocated under Rohm and Haas savings plan or ESOP.

(2) Deferred Stock Units owned by directors are shares granted under the 1997 Non-Employee Directors' Stock Plan; Deferred Stock Units owned by officers are shares allocated under the Non-Qualified Savings Plan.

(3) Mr. Burke, a director and member of the Executive Compensation, Nominating and Strategic Planning Committees, has reached mandatory retirement age and is not standing for reelection.

(4) Mr. David W. Haas and Mr. Thomas W. Haas are nominees for the Board. Their stock ownership is not included in the "All executive officers and directors as a group".

(5) Mr. Mulroney and Dr. Vassiliou retired as of December 31, 1998.

(6) During 1998, Mr. and Mrs. Wilson contributed Rohm and Haas stock to a private charitable foundation which currently holds 37,744 shares of Rohm and Haas stock.

(7) All executive officers and directors as a group own 0.79% of the outstanding Rohm and Haas common stock.

COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT

    Rohm and Haas believes that all its executive officers and directors have complied with all Section 16 filing requirements during 1998.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information called for by Item 13 is incorporated under Item 10 of this Form 10-K.


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