Form 10-Q
period 1999-06-30
ROHM & HAAS CO
filed 1999-08-16
CIK 84792

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549

                                FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED JUNE 30, 1999               COMMISSION FILE NUMBER 1-3507


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



      Common stock outstanding at July 31, 1999:  217,794,512 SHARES
                                                  ------------------

                  ROHM AND HAAS COMPANY AND SUBSIDIARIES

                                FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following are incorporated herein by reference to pages 12 through 17 of the company's Quarterly Report to Stockholders for the second quarter of 1999, a complete copy of which is attached as Exhibit 20.

    1. Statements of Consolidated Earnings
    2. Statements of Consolidated Cash Flows
    3. Consolidated Balance Sheets
    4. Notes to Consolidated Financial Statements

ITEM 2. - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The management discussion and analysis is incorporated herein by reference to pages 2 through 9 of the company's Quarterly Report to Stockholders for the second quarter of 1999, a complete copy of which is attached as Exhibit 20.

ITEM 3. - MARKET RISK DISCUSSION

Management's discussion of market risk is incorporated herein by reference to Item 7a of the Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission on February 26, 1999.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A discussion of legal proceedings is incorporated herein by reference to pages 15 and 16 of the company's Quarterly Report to Stockholders for the second quarter of 1999, a complete copy of which is attached as Exhibit 20.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The company's 80th annual meeting of stockholders was held on June 21, 1999, in Philadelphia, Pennsylvania.

    (c) The following is a tabulation of the results of voting by security holders:

Election of directors:

       Nominees           Votes For      Votes Withheld
----------------------   -----------     --------------
William J. Avery         148,354,599          926,169
J. Michael Fitzpatrick   148,261,818        1,018,950
Earl G. Graves           148,418,912          861,856
Rajiv L. Gupta           148,447,794          832,974
David W. Haas            148,393,990          886,778
Thomas W. Haas           148,402,092          878,676
James A. Henderson       148,273,898        1,006,870
John H. McArthur         148,418,378          862,390
Jorge P. Montoya         148,268,591        1,021,177
Sandra O. Moose          148,378,504          902,264
Gilbert S. Omenn         148,385,430          895,338
Ronaldo H. Schmitz       148,241,657        1,039,111
Alan Schriesheim         148,332,017          948,751
Marna C. Whittington     148,398,626          882,142
J. Lawrence Wilson       148,323,756          957,012

Proposal to approve the issuance of Rohm and Haas common stock in connection with the acquisition of Morton International, Inc:

Common stock only:        Total common and preferred stock combined:

For       140,290,849           For       141,300,720
Against       913,873           Against       913,873
Abstain       642,929           Abstain       642,929


Proposal to amend Rohm and Haas' Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 200 million to 400 million:

Common stock only:        Total common and preferred stock combined:

For       140,332,077           For       141,342,013
Against       854,949           Against       854,949
Abstain       660,624           Abstain       660,624


Proposal to approve the Rohm and Haas 1999 Stock Plan:

Common stock only:        Total common and preferred stock combined:

For       141,467,263           For       142,477,134
Against     6,677,267           Against     6,677,332
Abstain     1,136,238           Abstain     1,136,238

Proposal to amend Rohm and Haas' Restated Certificate of Incorporation to require that future stockholder action be taken at a meeting of stockholders:

Common stock only:        Total common and preferred stock combined:

For       113,380,282           For       114,390,153
Against    26,891,536           Against    26,891,536
Abstain     1,575,831           Abstain     1,575,896


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

        Exhibit (3)(i) - Certificate of Incorporation as amended and restated June 21, 1999.

        Exhibit (10.1) - Employment Agreement with S. Jay Stewart

        Exhibit (10.2) - Employment Agreement with William E. Johnston.

        Exhibit (10.3) - Amendment to Employment Agreement with
        William E. Johnston

        Exhibit (12) - Computation of Ratio of Earnings to Fixed Charges for the company and subsidiaries.

        Exhibit (20) - Copy of the company's Quarterly Report to
        Stockholders for the quarter ended June 30, 1999

        Exhibit (27) - Financial Data Schedules

    (b) On June 8, 1999 the company filed a Report on Form 8-K with the Securities and Exchange Commission, reporting, under Item 5 of said Report, an amendment, dated as of June 7, 1999, to the Agreement and Plan of Merger, dated as of January 31, 1999, by and among Rohm and Haas Company, Morton Acquisition Corp. and Morton International, Inc.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





DATE: August 12, 1999                   ROHM AND HAAS COMPANY
      ---------------                       (Registrant)




                                      BRADLEY J. BELL
                                      SENIOR VICE PRESIDENT AND
                                      CHIEF FINANCIAL OFFICER

                             EXHIBIT INDEX

            (Pursuant to Part 232.102(d) of Regulation S-T)


Exhibit
  No.                            Description
-------    ------------------------------------------------------------
 (3)(i)      Certificate of Incorporation as amended and restated
             June 21, 1999
 (10.1)      Employment Agreement with S. Jay Stewart
 (10.2)      Employment Agreement with William E. Johnston.
 (10.3)      Amendment to Employment Agreement with William E. Johnston
 (12)        Computation of Ratio of Earnings to Fixed Charges
 (20)        Copy of Quarterly Report to Stockholders
 (27)        Financial Data Schedule