Form 10-Q
period 1999-09-30
ROHM & HAAS CO
filed 1999-11-12
CIK 84792

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549

                                FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED SEPTEMBER 30, 1999          COMMISSION FILE NUMBER 1-3507


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



      Common stock outstanding at November 5, 1999:  218,884,250 SHARES
                                                     ------------------

                  ROHM AND HAAS COMPANY AND SUBSIDIARIES
                                FORM 10-Q

PART I -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The following are incorporated herein by reference to pages 13 through 16 of the company's Quarterly Report to Stockholders for the third quarter of 1999, a complete copy of which is attached as Exhibit 20.

          1. Statements of Consolidated Earnings
          2. Statements of Consolidated Cash Flows
          3. Consolidated Balance Sheets
          4. Notes to Consolidated Financial Statements

ITEM 2. - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The management discussion and analysis is incorporated herein by reference to pages 2 through 9 of the company's Quarterly Report to Stockholders for the third quarter of 1999, a complete copy of which is attached as Exhibit 20.

ITEM 3. - MARKET RISK DISCUSSION

Management's discussion of market risk is incorporated herein by reference to Item 7a of the Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission on February 26, 1999.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

A discussion of legal proceedings is incorporated herein by reference to pages 7, 8 and 15 of the company's Quarterly Report to Stockholders for the third quarter of 1999, a complete copy of which is attached as
Exhibit 20.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:
               Exhibit (3) (i) - Certificate of Incorporation as restated August 20,1999
               Exhibit (12) - Computation of Ratio of Earnings to Fixed Charges for the company and subsidiaries.
               Exhibit (20) - Copy of the company's Quarterly Report to Stockholders for the quarter ended September 30, 1999. Exhibit (27) - Financial Data Schedule

          (b) On July 1, 1999, the company filed a Report on Form 8-K with the Securities and Exchange Commission, reporting, under
               Item 2 of the report, the acquisition of Morton International, Inc. and, under Item 5 of the report, a settlement agreement with the buyer of the AtoHaas joint venture.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





DATE: November 8, 1999                   ROHM AND HAAS COMPANY
      ----------------                       (Registrant)


                                            BRADLEY J. BELL
                                       SENIOR VICE PRESIDENT AND
                                        CHIEF FINANCIAL OFFICER

                             EXHIBIT INDEX

            (Pursuant to Part 232.102(d) of Regulation S-T)


Exhibit
  No.                            Description
-------    ------------------------------------------------------------
 (3)(i)      Certificate of Incorporation as Restated August 20, 1999
 (12)        Computation of Ratio of Earnings to Fixed Charges
 (20)        Copy of Quarterly Report to Stockholders
 (27)        Financial Data Schedule