Form 10-K
period 1999-12-31
ROHM & HAAS CO
filed 2000-03-27
CIK 84792

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13
                   OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999      COMMISSION FILE NUMBER 1-3507
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

Aggregate market value of voting stock held by nonaffiliates of the registrant as of February 29, 2000: $4,374,819,052

Common stock outstanding at February 29, 2000:  219,185,062 SHARES.

Documents incorporated by reference:
 Part I   -Annual Report to Stockholders for year ended December 31, 1999
 Part II  -Annual Report to Stockholders for year ended December 31, 1999
 Part III -Definitive Proxy Statement to be filed with the Securities and Exchange Commission except the Report on Executive Compensation and Graph titled "Cumulative Total Return to Shareholders" included therein.
 Part IV  -Annual Report to Stockholders for year ended December 31, 1999

                                   PART I

ITEM 1. BUSINESS

The information indicated below appears in the 1999 Annual Report to Stockholders (Stockholders' Report) and is incorporated by reference:

                                                                 Page of
                                                              Stockholders'
                                                                  Report
                                                              -------------
    Business operations:

      Performance Polymers.....................................      6
      Chemical Specialties.....................................     12
      Electronic Materials.....................................     15
      Salt.....................................................     19
    Industry segment information for years 1997-1999...........     50
    Foreign operations for years 1997-1999.....................     51
    Employees..................................................     62

    Raw Materials

    The company uses a variety of commodity chemicals as raw materials in its operations. In most cases, these raw materials are purchased from multiple sources under long-term contracts. Many of these materials are hydrocarbon derivatives such as propylene, acetone and styrene.

    Competition

    The principal market segments in which the company competes are described in the company's Annual Report to Stockholders on pages 6 through
21. The company experiences vigorous competition in each of these segments. The company's competitors include many large multinational chemical firms based in Europe, Japan and the United States. In some cases, the company competes against firms which are producers of commodity chemicals which the company must purchase as the raw materials to make its products. The company, however, does not believe this places it at any significant competitive disadvantage. The company's specialty chemicals products compete with products offered by other manufacturers on the basis of price, product quality and specifications, and customer service. Most of the company's specialty chemicals are sold to customers who demand a high level of customer service and technical expertise from the company and its sales force.

     All areas in which the Salt segment operates are highly competitive. Although the Company is a major factor in the salt industry, its market share varies widely, depending on the geographic area and the type of product involved. This segment uses price, quality, service, product performance, and technical, advertising and promotional support as its principal methods of competition.

    Research and Development

    The company maintains its principal research and development laboratories at Spring House, Pennsylvania. Research and development expenses, substantially all company sponsored, totaled $236 million, $207 million and $201 million in 1999, 1998 and 1997, respectively.

    Environmental Matters

    A discussion of environmental matters is incorporated herein by reference to pages 31 and 33 of the Stockholders' Report.

ITEM 2. PROPERTIES

    The company, its subsidiaries and affiliates presently operate more than 100 manufacturing facilities in 25 countries. A list identifying those facilities is found on page 65 of the company's Annual Report to Stockholders which is hereby incorporated by reference. Additional information addressing the suitability, adequacy and productive capacity of the company's facilities is found on pages 33 and 34 of the company's Stockholders' Report and throughout the various business discussions of the company's industry segments found on pages 6 through 21 of the Stockholders' Report.

ITEM 3. LEGAL PROCEEDINGS

    A discussion of legal proceedings is incorporated herein by reference to pages 57 through 59 of the Stockholders' Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of 1999.


                                 PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

    The company's common stock of $2.50 par value is traded on the New York Stock Exchange (Symbol: ROH). There were 9,462 registered common stockholders as of December 31, 1999. The 1999 and 1998 quarterly summaries of the high and low prices of the company's common stock and the amounts of dividends paid on common stock are presented on pages 38 and 60 of the Stockholders' Report and are incorporated in this Form 10-K by reference.

ITEM 6. SELECTED FINANCIAL DATA

    The company's summary of selected financial data and related notes for the years 1995 through 1999 are incorporated in this Form 10-K by reference to pages 62 through 64 of the Stockholders' Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's discussion and analysis of 1997 to 1999 results is incorporated herein by reference to pages 26 through 38 of the Stockholders' Report. These items should be read in conjunction with the consolidated financial statements presented on pages 39 through 61 of the Stockholders' Report.

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

    2) Competition and Demand. The company's products are sold in a competitive, global economy. Competitors include many large multinational chemical firms based in Europe, Japan and the United States. These competitors often have resources that are greater than the company's. In addition, financial results are subject to fluctuations in demand and the seasonal activity of certain of the company's businesses. The company also manufactures and sells its products to customers in industries and countries that are experiencing periods of rapid change, most notably countries in Eastern Europe and in the Asia-Pacific region. Also, weather conditions have historically had, and will likely continue to have in the future, a significant impact on revenues and earnings in the company's Agricultural Chemicals business and its Salt segment. These factors can adversely affect demand for the company's products and therefore may have a significant impact on financial results.

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

    6) Environmental. Risks and uncertainties related to environmental matters are discussed on pages 31 through 33 of the Stockholders' Report and are incorporated herein by reference.

ITEM 7A.  MARKET RISK DISCUSSION

    Management's discussion of market risk is incorporated herein by reference to page 37 of the Stockholders' Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated balance sheets as of December 31, 1999, and 1998, and the related consolidated statements of earnings, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998, together with the report of PricewaterhouseCoopers LLP dated March 7, 2000 are incorporated in this Form 10-K by reference to pages 39 through 61 of the Stockholders' Report. The consolidated statements of earnings, stockholders' equity and cash flows for the year ended December 31, 1997 together with the report of KPMG LLP dated February 23, 1998 is included in this report on page 10. Supplementary selected quarterly financial data is incorporated in this Form 10-K by reference to pages 38 and 60 of the Stockholders' Report.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    No reports on Form 8-K were filed during 1999 or 1998 relating to any disagreements with accountants on accounting and financial disclosure.


                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   AND

ITEM 11. EXECUTIVE COMPENSATION

    The information called for by Items 10 and 11 of this Form 10-K report for the fiscal year ended December 31, 1999, has been omitted, except for the information presented below, because the company will file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to regulation 14(a) under the Securities Exchange Act of 1934.

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

    Bradley J. Bell, 47, senior vice president and chief financial officer since 1999; vice president, chief financial officer and treasurer from 1997 to 1998; previously vice president and treasurer of Whirlpool Corporation from 1987 to 1997.

    Pierre R. Brondeau, 42, vice president and director of the electronic materials business group since 1999; president and chief executive officer of Shipley Company, LLC since 1999; president and chief operating officer of Shipley Company LLC since 1998; vice president and chief operating officer of Shipley Company LLC since 1997; director of research, sales and marketing of Shipley Company LLC since 1995.

    Patrick R. Colau, 54, senior vice president and director of the performance polymers business group since 1999; vice president 1995 to 1998; director of polymers and resins from 1996 to 1998; previously chief operating officer of Shipley Company LLC from 1993 to 1995.

    Nance K. Dicciani, 52, senior vice president, director of chemical specialties business group and director of the European regions since 1999; vice president 1993 to 1998; director for monomers and chairman of RohMax from 1996 to 1998; previously business unit director for petroleum chemicals from 1991 to 1996.

    J. Michael Fitzpatrick, 53, director since 1999; president and chief operating officer since 1999; vice president since 1993; chief technology officer from 1996 to 1998; previously director of research from 1993 to 1995.

    Joseph J. Forish, 47, vice president and director of human resources since 1999; previously vice president of human resources for a unit of Bristol-Myers Squibb Corporation from 1989 to 1999.

    Rajiv L. Gupta, 54, director since 1999; chairman and chief executive officer since 1999; vice chairman since 1999; vice president and regional director of Asia-Pacific from 1993 to 1998.

    William E. Johnston, 59, senior vice president and business group director, salt and surface finishes since 1999; previously president and chief operating officer of Morton International from 1995 to 1999.

    Robert A. Lonergan, 54, vice president and general counsel since 1999; previously senior vice president, general counsel and secretary of Pegasus Gold, Inc. from 1993 to 1999.

    Charles M. Tatum, 52, senior vice president and chief technology officer since 1999; vice president from 1990 to 1998; director of plastics additives from 1994 to 1998.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) Documents filed as part of this report:

       1. Financial Statements

           The consolidated financial statements of Rohm and Haas Company are incorporated in this Form 10-K by reference to pages 39 through 61 of the Stockholders' Report, a complete copy of which follows page xx of this report, together with the report of PricewaterhouseCoopers LLP dated March 7, 2000. The report of KPMG LLP dated February 23, 1998 is included on page 10 of this Form 10-K.

       2. Financial Statement Schedule

          The following supplementary financial information is filed in this Form 10-K and should be read in conjunction with the financial statements in the Stockholders' Report:

                                                                  PAGE
                                                                  ----
       Independent Accountants' Report on Financial
       Statement Schedule.......................................    9

       Schedule submitted:

       II - Valuation and qualifying accounts for the years
       1999, 1998 and 1997 .....................................    8

    The schedules not included herein are omitted because they are not applicable or the required information is presented in the financial statements or related notes.

       3. Exhibits

          Exhibit (10), Material Contracts. Agreement with J. Lawrence Wilson and is filed as Exhibit (10) and is attached as pages 11 through 17 of this Form 10-K.

          Exhibit (12), Computation of Ratio of Earnings to Fixed Charges for the company and subsidiaries, is attached as page 18 of this Form 10-K.

          Exhibit (13), Annual Report to Stockholders, follows page 7 of this report.

          Exhibit (21), Subsidiaries of the registrant, is attached as pages 19 to 21 of this Form 10-K.

          Exhibit (23), Consent of independent certified public accountants

                   (a) Consent of PricewaterhouseCoopers LLP, attached as page 22 of this report

                   (b) Consent of KPMG LLP, attached as page 23 of this report

          Exhibit (27), Financial Data Schedule

   (b) On January 19, 2000 the company filed a Report on Form 8-K with the Securities and Exchange Commission, reporting, under Item 5 of said Report, an update of descriptions of the company's capital stock as contained in previous public filings.

                                 SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Rohm and Haas Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    /s/ Bradley J. Bell
                                                   -------------------------
                                                        Bradley J. Bell
                                                   Senior Vice President and
                                                    Chief Financial Officer
March 27, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 27, 2000 by the following persons on behalf of the registrant and in the capacities indicated.

------------------------------------------------------------------------------
         Signature and Title                      Signature and Title
------------------------------------------------------------------------------

   /s/     Rajiv L. Gupta
------------------------------------       -----------------------------------
           Rajiv L. Gupta                          James A. Henderson
   Director, Chairman of the Board                      Director
     and Chief Executive Officer


   /s/     Bradley J. Bell                    /s/   Richard L. Keyser
------------------------------------       -----------------------------------
           Bradley J. Bell                          Richard L. Keyser
      Senior Vice President and                         Director
       Chief Financial Officer


   /s/    William J. Avery                    /s/   John H. McArthur
------------------------------------       -----------------------------------
          William J. Avery                          John H. McArthur
              Director                                  Director



   /s/   James R. Cantalupo                   /s/   Jorge P. Montoya
------------------------------------       -----------------------------------
         James R. Cantalupo                         Jorge P. Montoya
              Director                                  Director



   /s/ J. Michael Fitzpatrick                 /s/    Sandra O. Moose
------------------------------------       -----------------------------------
       J. Michael Fitzpatrick                        Sandra O. Moose
              Director                                  Director



   /s/     Earl G. Graves                     /s/   Gilbert S. Omenn
------------------------------------       -----------------------------------
           Earl G. Graves                           Gilbert S. Omenn
              Director                                  Director



   /s/      David W. Haas                     /s/  Ronaldo H. Schmitz
------------------------------------       -----------------------------------
            David W. Haas                          Ronaldo H. Schmitz
              Director                                  Director



   /s/     Thomas W. Haas                     /s/ Alan Schriesheim
------------------------------------       -----------------------------------
           Thomas W. Haas                         Alan Schriescheim
              Director                                  Director


                                              /s/ Marna C. Whittington
                                           -----------------------------------
                                                  Marna C. Whittington
                                                        Director

                                                                 SCHEDULE II


                   ROHM AND HAAS COMPANY AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS



                                              YEAR ENDED DECEMBER 31,
                                      ---------------------------------------
                                      1999              1998             1997
                                      ----              ----             ----
                                               (millions of dollars)

Deducted from Accounts Receivable --
  Allowances for losses:
    Balance at beginning of year.....  $12               $15              $14
    Additions charged to earnings....    6                 3                3
    Acquisitions ....................   22                --               --
    Charge-offs, net of recoveries...   (3)               (6)              (2)
                                       ---               ---              ---
    Balance at end of year...........  $37               $12              $15
                                       ===               ===              ===

                    REPORT OF INDEPENDENT ACCOUNTANTS ON
                        FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and
Stockholders of Rohm and Haas Company

Our audits of the consolidated financial statements referred to in our report dated March 7, 2000 appearing in the 1999 Annual Report to Stockholders of Rohm and Haas Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania

March 7, 2000

                        INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
of Rohm and Haas Company:

We have audited the consolidated statements of earnings, stockholders' equity and cash flows of Rohm and Haas Company and subsidiaries for the year ended December 31, 1997. In connection with our audit of these consolidated financial statements, we also have audited the related financial statement schedule as listed in item 14 (a) (2) for the year ended December 31, 1997. These consolidated financial statements and financial statement schedule are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the operations and cash flows of Rohm and Haas Company and subsidiaries as of December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the year ended December 31, 1997, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



KPMG LLP
Philadelphia, Pennsylvania
February 23, 1998