Form 10-Q
period 2000-03-31
ROHM & HAAS CO
filed 2000-05-12
CIK 84792

                             UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED MARCH 31, 2000          COMMISSION FILE NUMBER 1-3507


                R O H M   A N D   H A A S   C O M P A N Y
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


          DELAWARE                                 23-1028370
--------------------------------        --------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)


100 INDEPENDENCE MALL WEST, PHILADELPHIA, PENNSYLVANIA 19106
-----------------------------------------------------------------
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



Common stock outstanding at April 28, 2000:    217,528,442 SHARES
                                               ------------------

                ROHM AND HAAS COMPANY AND SUBSIDIARIES
                               FORM 10-Q


PART I -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          1. Statements of Consolidated Earnings for the Quarter Ended March 31, 2000 and 1999.
          2. Statements of Consolidated Cash Flows for the Quarter Ended March 31, 2000 and 1999.
          3. Condensed Consolidated Balance Sheets as of March 31, 2000, December 31, 1999 and March 31, 1999.
          4. Notes to Consolidated Financial Statements.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK Management's discussion of market risk is incorporated herein by reference to Item 7a of the Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 27, 2000.

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS (See pages 10 through 11)

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a)  Exhibits:
               Exhibit (27) Financial Data Schedule
               Exhibit (99) Pro Forma Schedule

          (b)  Reports filed on Form 8-K during the quarter ended
               March 31, 2000:
               January 19, 2000: Reporting the description of capital stock contained in the amended and restated certificate of incorporation.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





DATE: May 12, 2000                       ROHM AND HAAS COMPANY
      ------------                           (Registrant)


                                            BRADLEY J. BELL
                                       SENIOR VICE PRESIDENT AND
                                        CHIEF FINANCIAL OFFICER

                             EXHIBIT INDEX

            (Pursuant to Part 232.102(d) of Regulation S-T)


Exhibit
  No.                            Description
--------    ------------------------------------------------------------
 (27)        Financial Data Schedule
 (99)        Pro Forma Schedule

PART 1- FINANCIAL INFORMATION
ITEM 1- FINANCIAL STATEMENTS

ROHM AND HAAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED EARNINGS                        (Unaudited)
------------------------------------------------------------------------
(Millions of dollars, except per-share amounts)
                                                         Quarter Ended
                                                           March 31,
                                                       -----------------

                                                         2000       1999
                                                       ------     ------
Net sales                                              $1,735     $  940
Cost of goods sold                                      1,132        558
------------------------------------------------------------------------
   Gross profit                                           603        382

Selling and administrative expense                        261        163
Research and development expense                           59         47
Interest expense                                           62         11
Amortization of goodwill and other intangibles             38          2
Share of affiliate net earnings (losses)                    6         (7)
Provision for restructuring                                13          -
Other income, net                                          12         24
------------------------------------------------------------------------
   Earnings before income taxes                           188        176
Income taxes                                               65         66
------------------------------------------------------------------------
   Net earnings                                        $  123     $  110
------------------------------------------------------------------------
Net earnings applicable to common shareholders         $  123     $  109
------------------------------------------------------------------------
Earnings per common share (in dollars):
      - Basic                                          $  .56     $  .65
      - Diluted                                           .56        .64

Common dividends                                       $  .19     $  .18

Average common shares outstanding (millions):
      - Basic                                           219.2      167.7
      - Diluted                                         221.1      171.4

See Notes to Consolidated Financial Statements.

ROHM AND HAAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS                       (Unaudited)
----------------------------------------------------------------------------
                                                           Quarter Ended
                                                             March 31,
                                                       ---------------------
                                                         2000         1999
                                                       --------     --------
                                                       (Millions of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                            $ 123        $ 110
Adjustments to reconcile net earnings to cash provided
  by operating activities:
    Depreciation                                          106           69
    Amortization of goodwill and intangibles               38            2
  Changes in current assets and liabilities, net of
    acquisitions and divestitures:
      Deferred income taxes                               (40)         (26)
      Accounts receivable                                 (94)         (62)
      Inventories                                          32          (20)
      Accounts payable and accrued liabilities           (159)         (81)
      Income taxes payable                                 42           76
      Other, net                                          (48)         (18)
                                                        -----        -----
    Net cash provided by operating activities               -           50
----------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses and affiliates,
  net of cash acquired                                   (324)        (452)
Proceeds on sales of facilities and investments,
  net of cash sold                                        175            -
Additions to land, buildings and equipment                (72)         (38)
                                                        -----        -----
    Net cash used for investing activities               (221)        (490)
----------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                  361          427
Repayments of long-term debt                              (55)           -
Net change in short-term borrowings                       (39)          95
Payment of dividends                                      (42)         (30)
Other, net                                                  -           (7)
                                                        -----        -----
    Net cash provided by financing activities             225          485
----------------------------------------------------------------------------
    NET INCREASE IN CASH AND CASH EQUIVALENTS               4           45
Cash and cash equivalents at beginning of period           57           16
----------------------------------------------------------------------------
Cash and cash equivalents at end of period              $  61        $  61
----------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

ROHM AND HAAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS                                     (Unaudited)
-------------------------------------------------------------------------------------
(Millions of dollars)
                                               March 31,    December 31,    March 31,
                                                 2000           1999          1999
                                               --------------------------------------
ASSETS
Current assets:                                --------------------------------------
  Cash and cash equivalents                    $    61        $    57        $   61
  Accounts receivable, net                       1,443          1,370           820
  Inventories (note E)                             869            899           476
  Prepaid expenses and other assets                185            171           151
-------------------------------------------------------------------------------------
    Total current assets                         2,558          2,497         1,508
-------------------------------------------------------------------------------------

Land, buildings and equipment, net               3,436          3,496         1,928
Goodwill and other intangible assets, net        4,361          4,482           483
Other assets                                     1,073            781           443
-------------------------------------------------------------------------------------
                                               $11,428        $11,256        $4,362
-------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                $   900        $   931        $  270
  Accounts payable and accrued liabilities       1,252          1,407           616
  Accrued income taxes payable                     215            172           133
-------------------------------------------------------------------------------------
    Total current liabilities                    2,367          2,510         1,019
-------------------------------------------------------------------------------------

Long-term debt                                   3,428          3,122           834
Employee benefits                                  610            610           428
Other liabilities                                1,429          1,520           411
Minority interest                                   19             19            28

Stockholders' equity:
  $2.75 Cumulative convertible preferred stock       -              -            65
  Common stock: shares issued - 242,078,367        605            605           492
  Additional paid-in capital                     1,946          1,942           145
  Retained earnings                              1,414          1,331         1,364
-------------------------------------------------------------------------------------
                                                 3,965          3,878         2,066
  Less: Treasury stock (note G)                    220            224           281
  Less: ESOP shares                                123            125           130
  Accumulated other comprehensive income           (47)           (54)          (13)
-------------------------------------------------------------------------------------
    Total stockholders' equity                   3,575          3,475         1,642
-------------------------------------------------------------------------------------
                                               $11,428        $11,256        $4,362
-------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------

(A) These interim financial statements are unaudited, but, in the opinion of management, all adjustments, which are of a normal recurring nature, have been made to present fairly the company's financial position, results of operations and cash flows. Certain prior year amounts have been restated to conform to current year presentation. These financial statements should be read in conjunction with the financial statements, accounting policies and the notes included in the company's annual report for the year ended December 31, 1999.

(B) On June 21, 1999, the company acquired Morton for cash of $3 billion and the issuance of 45,121,227 shares of common stock, for a total transaction value of approximately $4.9 billion, including the assumption of $272 million of debt. Morton is a manufacturer of specialty chemicals and a producer of salt for a variety of markets. The cash portion of the acquisition was financed primarily through a combination of commercial paper and the later issuance of longer term instruments. As of March 31, 2000, $21 million had not yet been paid to former Morton shareholders pending the tender of their shares. This is reflected in accounts payable and accrued liabilities. Accounted for by the purchase method, the financial statements reflect the allocation of the purchase price based on estimated fair values at the date of acquisition, pending final determination of the fair value of certain contingent legal, environmental and other liabilities. The allocation as of March 31, 2000 resulted in acquired goodwill of $1.8 billion, which is being amortized on a straight-line basis over 40 years. Based on an independent appraisal, $105 million of the purchase price was allocated to in-process research and development, which was recorded as a charge in the second quarter of 1999.

In late January 1999, the company acquired all of the outstanding shares of LeaRonal for approximately $460 million. LeaRonal develops and manufactures specialty chemicals used in the manufacture of printed circuit boards, semiconductor packaging and for electronic connector plating and also provides processes for metal-finishing applications. The acquisition, financed primarily through commercial paper, was accounted for using the purchase method. The financial statements reflect the allocation of the purchase price based on estimated fair values at the date of acquisition and later analysis of certain acquired assets and liabilities. The final allocation resulted in acquired goodwill of approximately $202 million, which is being amortized on a straight-line basis over 40 years.

The results of both Morton and LeaRonal have been included in the consolidated financial statements since the respective dates of acquisition.

In the first quarter of 2000 the company sold its Industrial Coatings business to BASF for approximately $175 million, subject to adjustment. The Industrial Coatings business was acquired by the company in June 1999 as part of the acquisition of Morton International and was recorded at its fair value; accordingly, no gain or loss was recorded on this transaction.

In the second quarter of 1999, the company announced its intentions to enter into a joint venture with Stockhausen GmbH & Co. KG
("Stockhausen") of Germany to form a global partnership for the manufacture of acrylic acid. The company expects the transaction to close by the end of 2000. In conjunction with the proposed joint venture, the company acquired Stockhausen's merchant monomer business in Europe in the first quarter of 2000.

During the first quarter of 2000 the company acquired 95% of Acima A.G., a Swiss company specializing in biocidal formulations, polyurethane catalysts and other specialty chemicals. In addition the company acquired an 80% interest in Silicon Valley Chemical
Laboratories, Inc. (SVC), a privately-held supplier to high technologies for the semiconductor industry. The combined cost for the these two transactions was approximately $93 million.

Also during the first quarter of 2000, the company increased its ownership in Rodel from 48% to almost 90% for a cost of approximately $200 million. Rodel is a privately-held, Delaware-based leader in precision polishing technology serving the semiconductor, memory disk and glass polishing industries. Through March 31, 2000, the investment has been accounted for on the equity method with the company's share of earnings reported as equity in affiliates. The transaction with Rodel, increasing the company's ownership to approximately 90%, will be accounted for under the purchase method with results of operations combined beginning in the second quarter of 2000.

The SVC transaction has been accounted for under the purchase method and results of operations combined as of the date of acquisition. Due to the unavailability of data as of March 31, 2000, the allocation of the purchase price for the Acima and Rodel investments will be completed in the second quarter of 2000. The financial statements will reflect the allocation of the purchase price based on estimated fair values. These investments, including excess purchase price, are included in Other Assets as of March 31, 2000 and are not considered material for pro forma presentation.

Restructuring reserve activity for the first quarter of 2000 was as follows:

---------------------------------------------------------------------------------------------
Millions of dollars
---------------------------------------------------------------------------------------------
                                       Increases to                          Decreases to
                                         Reserve                               Reserve
                     Reserve at  --------------------------  ------------------------------------------- Reserve at
                    December 31,   Charge     Incr./(Decr.)    Cash       Reclass to        Other         March 31,
                       1999      to Earnings     Goodwill    Payments  Pension Asset (2)  Changes (3)       2000
                    -----------------------------------------------------------------------------------------------
Severance and other
  employee related
  charges (1)          $ 58         $  3          $ 6         $ (1)         $ (53)           $ (3)          $ 10
Asset impairments         -           15            -            -              -               -             15
Pension related
  gains                   -           (5)           -            -              -               5              -
Other                    15            -            -           (1)             -               -             14
                    -----------------------------------------------------------------------------------------------
                       $ 73         $ 13          $ 6         $ (2)         $ (53)           $  2           $ 39
                    -----------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------

(1) The "charge to earnings" includes a decrease to expense due to a reclassification to "increase/(decrease) in goodwill" resulting from a change in company identification (from acquiring company to acquired company) for a number of employees expected to be terminated.

(2) Severance of the acquired company will be paid from the pension plan. It is therefore reclassified for presentation purposes.

(3) Amounts in this column reflect the impact of the treatment of most severance for U.S. employees. These costs will be paid from the respective pension plans and not from cash, which also will result in pension-related gains being recorded as increases to the pension asset.

(C) There is a risk of environmental damage in chemical manufacturing operations. The company's environmental policies and practices are designed to ensure compliance with existing laws and regulations and to minimize the possibility of significant environmental damage. Following the 1999 acquisitions of Morton and LeaRonal, the company began a process at acquired facilities to ensure company-wide uniformity in such policies and practices.

In Wood-Ridge, New Jersey, the company and Velsicol Chemical Corporation ("Velsicol") have been held jointly and severally liable for the cost of remediation necessary to correct mercury-related environmental problems associated with a former mercury processing plant. At the date of acquisition Morton had disclosed and accrued for certain ongoing studies, which were expected to be completed by the end of 2000, with regulatory decisions expected in 2001. In allocating the purchase price of Morton, the company accrued for additional study costs at December 31, 1999 and additional remediation costs in the first quarter of 2000 based on the progress of the technical studies. A separate study of the contamination in Berry's Creek, which runs near the plant site, and of the surrounding wetlands area is expected, but on a timetable yet to be determined; therefore, the results of this separate study will not be considered in the allocation of the Morton purchase price. The company's ultimate exposure will also depend upon the continued ability of Velsicol and its indemnitor, Fruit of the Loom, Inc., which has filed for protection under the bankruptcy laws, to contribute to the cost of remediation and on the results of attempts to obtain contributions from others believed to share responsibility. A cost recovery action against other responsible parties is pending in federal court. Settlements have been reached with those defendants considered de minimis for claims associated with the Wood-Ridge plant site. Where appropriate, the analysis to determine the company's liability, if any, with respect to remedial costs at the above sites reflects an assessment of the likelihood and extent of participation of other potentially responsible parties.

During 1996, the EPA notified Morton of possible irregularities in water discharge monitoring reports filed by the Moss Point, Mississippi plant in early 1995. Morton retained an outside law firm to investigate. Other environmental issues at the plant were identified, and the investigation was expanded to address these additional issues. The company has been provided a copy of a draft multi-count civil complaint and was served with subpoenas and a request for information seeking documents related to environmental compliance at Moss Point and other Morton manufacturing sites. The company engaged in negotiations with the EPA, the Department of Justice (DOJ) and the State of Mississippi seeking resolution of these civil issues. The company also engaged in related negotiations with the DOJ concerning potential criminal sanctions against the Moss Point plant. Though at the date of acquisition some remediation and legal costs had been accrued for, the company revised these accruals, as part of the allocation of the purchase price of Morton, based on the status of its discussions with the authorities and on the information available as of December 31, 1999. As of March 31, 2000, the status of these discussions did not warrant revisions to these accruals. As a result of the issues that began with Moss Point, the company may be exposed to material fines, penalties, and remedial expenses, but is unable to quantify the ultimate exposure.

The amount charged to earnings before tax for environmental remediation was $2 million in the first quarter of 2000 and $5 million in the first quarter of 1999. The reserves for remediation were $213 million and $201 million at March 31, 2000 and December 31, 1999, respectively, and are recorded as "other liabilities" (current and long-term). The company is pursuing lawsuits over insurance coverage for environmental liabilities. It is the company's practice to reflect environmental insurance recoveries in results of operations for the quarter in which the litigation is resolved through settlement or other appropriate legal process. Resolutions typically resolve coverage for both past and future environmental spending. The company settled with several of its insurance carriers for approximately $1 million in the first quarter of 2000 and for a total of $20 million in the first quarter of 1999.

There are pending lawsuits filed against Morton related to asbestos exposure at a facility in Weeks Island, Louisiana with additional lawsuits expected. The company expects that most of these cases will be dismissed because they are barred under worker's compensation laws; but cases involving asbestos-caused malignancies will not be barred under Louisiana law. Subsequent to the acquisition, the company commissioned medical studies to estimate possible future claims. No accruals were recorded as of March 31, 2000 because the company is currently unable to quantify its potential exposure.

(D) The company had been the subject of an investigation by U.S. Customs into the labeling of some products imported into the U.S. from some of the company's non-U.S. locations. In the first quarter of 1999 the company reached a tentative settlement and agreed to pay $3 million subject to further government approval. Such approval was received in the first quarter of 2000. This tentative settlement was charged to "other income (expense), net" in 1999.

In addition, the company and its subsidiaries are parties to litigation arising out of the ordinary conduct of its business. Recognizing the amounts reserved for such items and the uncertainty of the ultimate outcomes, it is the company's opinion that the resolution of all pending lawsuits, investigations and claims will not have a material adverse effect, individually or in the aggregate, upon the results of operations and the consolidated financial position of the company.

In the ordinary course of business, the company has entered into certain purchase commitments, has guaranteed certain loans (with recourse to the issuer), and has made certain financial guarantees, primarily for the benefit of its non-U.S. and unconsolidated subsidiaries and affiliates. It is believed that these commitments and any liabilities which may result from these guarantees will not have a material adverse effect upon the consolidated financial position of the company.


(E) Inventories consist of:
    (millions of dollars)

                                            Mar. 31,    Dec. 31,    Mar. 31,
                                              2000        1999        1999
                                            --------    --------    --------
    Finished products and work in process     $672        $707        $365
    Raw materials and supplies                 197         192         111
                                            --------    --------    --------
    Total inventories                         $869        $899        $476
                                            --------    --------    --------

(F) The components of comprehensive income are as follows:
    (millions of dollars)
                                              Quarter Ended
                                                March 31,
                                              -------------
                                              2000     1999
                                              ----     ----
    Net earnings                              $123     $110
    Other comprehensive income, net of tax:
      Foreign currency translation
      adjustment                                 7       (4)
                                              ----     ----
    Comprehensive income                      $130     $106
                                              ----     ----

(G) The number of common treasury shares were:
    March 31, 2000                22,727,512
    December 31, 1999             23,097,178
    March 31, 1999                28,855,363

(H) The difference in common shares outstanding used in the calculation of basic and diluted earnings per common share is primarily due to the effect of stock options.

(I) In 1998, the company adopted SFAS no. 131, "Disclosures about
Segments of an Enterprise and Related Information". For the company's segment information, see page 13 within Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements for the year ended December 31, 1999 and Management's
Discussion and Analysis of Financial Condition and Results of
Operations included in the Company's 1999 Annual Report on Form 10-K.

Within the following discussion, unless otherwise stated, "quarter" refers to the quarter ended March 31, 2000. All comparisons are with the corresponding period in the previous year, unless otherwise stated.

NET SALES BY BUSINESS SEGMENT AND REGION
----------------------------------------------------------------

                                         Quarter Ended
                                           March 31,
                               ---------------------------------
                                                       Pro Forma
                                2000         1999       1999 (1)
                              --------     --------    ---------
                                   (millions of dollars)
BUSINESS SEGMENT
   Performance Polymers       $  882       $  535       $  864
   Chemical Specialties          365          284          350
   Electronic Materials          222          121          195
   Salt                          266            -          308
                              --------     --------    ---------
     Total                    $1,735       $  940      $ 1,717
                              --------     --------    ---------

CUSTOMER LOCATION
   North America              $1,042       $  503      $ 1,044
   Europe                        443          254          474
   Asia-Pacific                  182          131          145
   Latin America                  68           52           54
                              --------     --------    ---------
     Total                    $1,735       $  940      $ 1,717
                              --------     --------    ---------

(1) Pro forma net sales include Morton and LeaRonal assuming acquisition as of January 1, 1999.


NET EARNINGS BY BUSINESS SEGMENT
----------------------------------------------------------------

                                             Quarter Ended
                                               March 31,
                                         --------------------

                                          2000         1999
                                        --------     --------
                                        (millions of dollars)
BUSINESS SEGMENT
  Performance Polymers                    $ 91         $ 77
  Chemical Specialties                      36           38
  Electronic Materials                      22            5
  Salt                                      18            -
  Corporate (2)                            (44)         (10)
                                         -------      -------
     Total                                $123         $110
                                         -------      -------
   Per common share,
        diluted (in dollars):             $.56         $.64
                                         -------      -------

(2) Corporate includes non-operating items such as interest income and expense, corporate governance costs, and corporate exploratory research. Year 2000 reflects higher interest costs and in 1999, a gain on remediation-related insurance recoveries.


NET EARNINGS BY BUSINESS SEGMENT, EXCLUDING NON-RECURRING ITEMS (3)
-------------------------------------------------------------------

                                            Quarter Ended
                                              March 31,
                                  ---------------------------------
                                                          Pro Forma
                                   2000         1999         1999
                                 --------     --------    ---------
                                        (millions of dollars)
BUSINESS SEGMENT
  Performance Polymers             $ 88         $ 77         $ 94
  Chemical Specialties               48           38           42
  Electronic Materials               22           12           10
  Salt                               18            -           25
  Corporate                         (42)         (23)         (71)
                                  -------      -------      -------
     Total                         $134         $104         $100
                                  -------      -------      -------
  Per common share,
    diluted (in dollars):          $.61         $.61         $.46
                                  -------      -------      -------

(3) Segment earnings reflect after-tax operating results, net of acquisition-related amortization of goodwill and other assets and provision for restructuring.

FIRST QUARTER 2000 VERSUS FIRST QUARTER 1999

Earnings for the quarter increased 12% to $123 million from $110 million in the prior period. Diluted earnings per common share was $.56 compared to $.64 in the 1999 period. Excluding non-recurring items, diluted earnings per common share was $.61 in both the first quarter of 2000 and the first quarter of 1999. The quarter's non-recurring charges of $11 million (after-tax), or $.05 per common share, were comprised of restructuring charges of $8 million in addition to integration-related consulting charges of $3 million. First quarter 1999 non-recurring items of $6 million (after-tax) were comprised of a gain of $13 million as a result of remediation-related insurance settlements and charges of $7 million due to asset write-downs, integration and other related costs for a North American manufacturing facility owned by the company's Rodel affiliate.

Sales for the company were $1,735 million in the quarter compared to sales of $940 million in the prior year period. On a pro forma basis, sales increased 1%. Sales increased 26% for both the Asia-Pacific and Latin America regions, on a pro forma basis. North America sales were relatively flat while weaker European currencies resulted in a 7% decline in European sales, also on a pro forma basis. Pro forma results consider the company's 1999 acquisitions of Morton and LeaRonal as if they had occurred as of January 1, 1999.

Performance Polymers quarter earnings increased 18% to $91 million from prior period earnings of $77 million but decreased 6% on a pro forma basis, reflecting increased raw material prices. Sales increased to $882 million from $535 million in 1999 and 2% from 1999 pro forma sales of $864 million. Volume was strong in the first quarter of 2000, up 10% from the prior year period. Sales increases were most notable within the Coatings business, across all regions, as well as the Adhesive and Sealants business where growth was most significant in Europe, Asia-Pacific, and Latin America. These sales increases were offset by the sale of the Industrial Coatings business to BASF during the quarter.

Chemical Specialties earnings of $36 million for the quarter were down
5% versus prior period earnings of $38 million. Earnings, excluding non-recurring items, of $48 million were up 14% from pro forma 1999 earnings of $42 million. Sales increased to $365 million in the quarter from actual sales of $284 million and from pro forma sales of $350 million. Sales growth, on a pro forma basis, was primarily driven by the Ion Exchange Resins business group, and to a lesser extent, the Consumer and Industrial Specialties business group. Most businesses contributed to the increase in pro forma earnings, excluding non-recurring items.

Electronic Materials earnings of $22 million increased significantly from reported earnings of $5 million in the 1999 period and pro forma earnings of $10 million. Reported earnings in 1999 included a one-time restructuring charge for a North American manufacturing facility owned by the Rodel affiliate. Earnings, excluding this one-time charge, were $12 million. Sales of $222 million increased from $121 million in the previous period. On a pro forma basis, sales increased 14%. This growth was led by both Microelectronics and Shipley Ronal, due to demand for new technologies and strengthening in the European and Asia-Pacific regions.

Salt earnings were $18 million in the first quarter of 2000 compared to pro forma earnings of $25 million in the previous period. Sales decreased to $266 million in the quarter compared to 1999 pro forma sales of $308 million. The decreases in sales and earnings in the quarter were attributable to a mild winter in 2000 in contrast with a severe winter in 1999.

Corporate expenses totaled $44 million in the quarter, compared to $10 million in the previous period. The first quarter of 2000 reflects higher interest costs, associated primarily with the financing of acquisitions. In 1999, the quarter included an after-tax gain of $13 million resulting from remediation-related insurance settlements. Pro forma 1999 corporate expenses were $71 million compared to $42 million in the first quarter of 2000, excluding non-recurring items. The 2000 period reflects both lower interest and corporate costs.

The quarter's gross profit margin was 35%, down from 41% from the prior year period. This change reflects a 14% increase in raw material prices over the prior quarter, former Morton businesses operating at lower margins than most legacy Rohm and Haas businesses, higher depreciation expense resulting from fair values assigned to acquired assets, and unfavorable currencies. The company anticipates further increases in hydrocarbon-based raw material prices based on supplier price nominations for the second quarter of 2000. The impact is primarily in the Performance Polymers business segment. The extent to which these prices will continue to rise is uncertain, but the company has assumed that pricing will remain elevated for most of the year. The company is responding by actively pursuing increases in selling prices.

Selling, administrative and research expenses, on a pro forma basis, decreased 4% during the quarter and declined as a percentage of sales for the first quarter of 2000 to 18% from 19% in the same period of the prior year.

In 1999 the company began implementing a planned redesign of its selling and administrative infrastructure and instituted other cost saving measures. The stated goal of these efforts was to reduce annual procurement, SAR and other expenses by $300 million. As of March 31, 2000 approximately $200 million of this goal had been reached through cost reductions in support services, procurement and manufacturing.

Interest expense increased to $62 million in 2000 from $11 million in 1999 due largely to higher debt levels resulting from 1999 acquisitions. Amortization of goodwill and other intangibles increased significantly during the quarter to $38 million from $2 million in 1999 period, also attributable to the 1999 acquisitions.

A provision for restructuring was recognized in the quarter for $13 million ($8 million after-tax) related to Ion Exchange Resins business. This charge is primarily related to the write-down of plant assets in addition to severance costs for approximately 100 people, which is net of certain pension settlement and curtailment gains. Further charges for restructuring could arise during 2000 as the company continues to evaluate and align its business portfolio with its stated goals.

Affiliate net earnings for the quarter were $6 million compared to affiliate net losses of $7 million in the prior year period. The quarter included earnings from Rodel in addition to earnings from Morton businesses. Affiliate earnings in 1999 included a one-time restructuring charge primarily for a North American manufacturing facility owned by the Rodel affiliate.

Other income decreased to $12 million in the quarter from $24 million in the prior year period as a result of the 1999 period including a gain related to a favorable settlement with insurance carriers over certain environmental remediation matters.

Excluding a one-time effect of certain tax rate changes in Europe, the effective tax rate for the first quarter of 2000 would have been 36%. The effective tax rate for 1999 of 38% reflects the effect of affiliate losses, which are recorded on an after-tax basis.

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

On June 21, 1999, the company acquired Morton for cash of $3 billion and the issuance of 45,121,227 shares of common stock, for a total transaction value of approximately $4.9 billion, including the assumption of $272 million of debt. Morton is a manufacturer of specialty chemicals and a producer of salt for a variety of markets. The cash portion of the acquisition was financed primarily through a combination of commercial paper and the later issuance of longer term instruments. As of March 31, 2000, $21 million had not yet been paid to former Morton shareholders pending the tender of their shares. This is reflected in accounts payable and accrued liabilities. Accounted for by the purchase method, the financial statements reflect the allocation of the purchase price based on estimated fair values at the date of acquisition, pending final determination of the fair value of certain contingent legal and environmental liabilities. The allocation as of March 31, 2000, resulted in acquired goodwill of $1.8 billion, which is being amortized on a straight-line basis over 40 years. Based on an independent appraisal, $105 million of the purchase price was allocated to in-process research and development, which was recorded as a charge in the second quarter of 1999.

In late January 1999, the company acquired all of the outstanding shares of LeaRonal for approximately $460 million. LeaRonal develops and manufactures specialty chemicals used in the manufacture of printed circuit boards, semiconductor packaging and for electronic connector plating and also provides processes for metal-finishing applications. The acquisition, financed primarily through commercial paper, was accounted for using the purchase method. The financial statements reflect the allocation of the purchase price based on estimated fair values at the date of acquisition and later analysis of certain acquired assets and liabilities. The final allocation as of March 31, 2000 resulted in acquired goodwill of approximately $202 million, which is being amortized on a straight-line basis over 40 years.

The results of both Morton and LeaRonal have been included in the consolidated financial statements since the respective dates of acquisition.

In the first quarter of 2000 the company sold its Industrial Coatings business to BASF for approximately $175 million, subject to adjustment. The Industrial Coatings business was acquired by the company in June 1999 as part of the acquisition of Morton International and was recorded at its fair value; accordingly, no gain or loss was recorded on this transaction.

In the second quarter of 1999, the company announced its intentions to enter into a joint venture with Stockhausen GmbH & Co. KG
("Stockhausen") of Germany to form a global partnership for the manufacture of acrylic acid. The company expects the transaction to close by the end of 2000. In conjunction with the proposed joint venture, the company acquired Stockhausen's merchant monomer business in Europe in the first quarter of 2000.

During the first quarter of 2000 the company acquired 95% of Acima A.G., a Swiss company specializing in biocidal formulations, polyurethane catalysts and other specialty chemicals. In addition the company acquired an 80% interest in Silicon Valley Chemical Laboratories, Inc.
(SVC), a privately-held supplier to high technologies for the semiconductor industry. The combined cost for the these two transactions was approximately $93 million.

Also during the first quarter of 2000, the company increased its ownership in Rodel from 48% to almost 90% for a cost of approximately $200 million.
Rodel is a privately-held, Delaware-based leader in precision polishing technology serving the semiconductor, memory disk and glass polishing industries. Through March 31, 2000, the investment has been accounted for on the equity method with the company's share of earnings reported as equity in affiliates. The transaction with Rodel, increasing the company's ownership to approximately 90%, will be accounted for under the purchase method with results of operations combined beginning in the second quarter of 2000.

The SVC transaction has been accounted for under the purchase method and results of operations combined as of the date of acquisition. Due to the unavailability of data as of March 31, 2000, the allocation of the purchase price for the Acima and Rodel investments will be completed in the second quarter of 2000. The financial statements will reflect the allocation of the purchase price based on estimated fair values. These investments, including excess purchase price, are included in Other Assets as of March 31, 2000 and are not considered material for pro forma presentation.

Net cash in-flows during the first quarter of 2000 included these transactions and resulted in a $4 million net increase in cash and cash equivalents versus year-end 1999. Free cash flows for the first quarter of 2000 versus 1999 were as follows:

                                              Quarter Ended
                                                March 31,
                                           --------------------
                                              2000       1999
                                           ---------   --------
Cash provided by operating activities        $   -       $ 50
Capital additions                              (72)       (38)
Dividends                                      (42)       (30)
                                           ---------   --------
Free cash flow                               $(114)      $(18)
                                           ---------   --------

Free cash outflows reflect seasonality and are not indicative of full year free cash flows. Fixed asset additions during the first quarter of 2000 included Acrylic Acid and Acryloid expansions in the United States, expansion of an emulsion plant in Argentina, and expansion of an Ion Exchange plant in China. Spending for the full year of 2000, excluding additions related to acquired companies, is expected to be approximately $425 million.

The debt ratio was 53% at the end of the quarter, compared with 52% at year-end 1999. (The debt ratio is total debt, net of cash, divided by the sum of net debt, minority interest, shareholders' equity and ESOP shares.)

In Europe on March 7, 2000, the company issued [eurodollars symbol] 400 million (or $388 million) of 6.0% notes due 2007.

There is a risk of environmental damage in chemical manufacturing operations. The company's environmental policies and practices are designed to ensure compliance with existing laws and regulations and to minimize the possibility of significant environmental damage. Following the 1999 acquisitions of Morton and LeaRonal, the company began a process at acquired facilities to ensure company-wide uniformity in such policies and practices.

In Wood-Ridge, New Jersey, the company and Velsicol Chemical Corporation ("Velsicol") have been held jointly and severally liable for the cost of remediation necessary to correct mercury-related environmental problems associated with a former mercury processing plant. At the date of acquisition Morton had disclosed and accrued for certain ongoing studies, which were expected to be completed by the end of 2000, with regulatory decisions expected in 2001. In allocating the purchase price of Morton, the company accrued for additional study costs at December 31, 1999 and additional remediation costs in the first quarter of 2000 based on the progress of the technical studies. A separate study of the contamination in Berry's Creek, which runs near the plant site, and of the surrounding wetlands area is expected, but on a timetable yet to be determined; therefore, the results of this separate study will not be considered in the allocation of the Morton purchase price. The company's ultimate exposure will also depend upon the continued ability of Velsicol and its indemnitor, Fruit of the Loom, Inc., which has filed for protection under the bankruptcy laws, to contribute to the cost of remediation and on the results of attempts to obtain contributions from others believed to share responsibility. A cost recovery action against other responsible parties is pending in federal court. Settlements have been reached with those defendants considered de minimis for claims associated with the Wood-Ridge plant site. Where appropriate, the analysis to determine the company's liability, if any, with respect to remedial costs at the above sites reflects an assessment of the likelihood and extent of participation of other potentially responsible parties.

During 1996, the EPA notified Morton of possible irregularities in water discharge monitoring reports filed by the Moss Point, Mississippi plant in early 1995. Morton retained an outside law firm to investigate. Other environmental issues at the plant were identified, and the investigation was expanded to address these additional issues. The company has been provided a copy of a draft multi-count civil complaint and was served with subpoenas and a request for information seeking documents related to environmental compliance at Moss Point and other Morton manufacturing sites. The company engaged in negotiations with the EPA, the Department of Justice (DOJ) and the State of Mississippi seeking resolution of these civil issues. The company also engaged in related negotiations with the DOJ concerning potential criminal sanctions against the Moss Point plant. Though at the date of acquisition some remediation and legal costs had been accrued for, the company revised these accruals, as part of the allocation of the purchase price of Morton, based on the status of its discussions with the authorities and on the information available as of December 31, 1999. As of March 31, 2000, the status of these discussions did not warrant revisions to these accruals. As a result of the issues that began with Moss Point, the company may be exposed to material fines, penalties, and remedial expenses, but is unable to quantify the ultimate exposure.

The amount charged to earnings before tax for environmental remediation was $2 million in the first quarter of 2000 and $5 million in the first quarter of 1999. The reserves for remediation were $213 million and $201 million at March 31, 2000 and December 31, 1999, respectively, and are recorded as "other liabilities" (current and long-term). The company is pursuing lawsuits over insurance coverage for environmental liabilities. It is the company's practice to reflect environmental insurance recoveries in results of operations for the quarter in which the litigation is resolved through settlement or other appropriate legal process. Resolutions typically resolve coverage for both past and future environmental spending. The company settled with several of its insurance carriers for approximately $1 million in the first quarter of 2000 and for $20 million in the first quarter of 1999.

There are pending lawsuits filed against Morton related to asbestos exposure at a facility in Weeks Island, Louisiana with additional lawsuits expected. The company expects that most of these cases will be dismissed because they are barred under worker's compensation laws; but cases involving asbestos-caused malignancies will not be barred under Louisiana law. Subsequent to the acquisition, the company commissioned medical studies to estimate possible future claims. No accruals were recorded as of March 31, 2000 because the company is currently unable to quantify its potential exposure.

In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes a new model for the accounting and reporting of derivative and hedging transactions.
The statement amends a number of existing standards and, as amended by SFAS No. 137, is scheduled to be effective for fiscal years beginning after June 15, 2000. The company expects to adopt this standard as required in fiscal year 2001 and, because of continual business-driven changes to its derivatives and hedging programs, has not fully assessed its potential impact on its financial position or results of operations.

This report includes forward-looking statements, reflecting management's current expectations, based on reasonable assumptions. Results could differ materially depending on such factors as changes in business climate, economic and competitive uncertainties, the company's ability to integrate Morton and LeaRonal, changes in strategies, risks in developing new products and technologies, interest rates, environmental and safety regulations and clean-up costs and foreign exchange rates.
As appropriate, additional factors are contained in the company's 1999 Form 10-K report filed with the Securities and Exchange Commission on March 27, 2000.