Form 10-Q
period 2000-06-30
ROHM & HAAS CO
filed 2000-08-10
CIK 84792

                             UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED JUNE 30, 2000          COMMISSION FILE NUMBER 1-3507


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



Common stock outstanding at July 31, 2000:     216,578,929 SHARES
                                               ------------------

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

ROHM AND HAAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED EARNINGS                                (Unaudited)
------------------------------------------------------------------------------
(Millions of dollars, except per-share amounts)

                                           Quarter Ended     Six Months Ended
                                              June 30,           June 30,
                                         -----------------  ------------------
                                          2000       1999     2000       1999
                                         ------     ------   ------     ------
Net sales                                $1,758     $1,144   $3,493     $2,084
Cost of goods sold                        1,185        695    2,317      1,253
-------------------------------------------------------------------------------
   Gross profit                             573        449    1,176        831
-------------------------------------------------------------------------------
Selling and administrative expense          275        184      536        347
Purchased in-process research and
   development                               13        105       13        105
Research and development expense             68         53      127        100
Interest expense                             60         18      122         29
Amortization of goodwill and other
   intangibles                               42          5       80          7
Share of affiliate net earnings (losses)      5          1       11         (6)
Provision for restructuring                   -          -       13          -
Loss on disposition of joint ventures         -        (22)       -        (22)
Other income (expense), net                  13        (17)      25          7
-------------------------------------------------------------------------------
   Earnings before income taxes             133         46      321        222
Income taxes                                 56         55      121        121
-------------------------------------------------------------------------------
   Net earnings (loss)                   $   77     $   (9)  $  200     $  101
-------------------------------------------------------------------------------
Net earnings (loss) applicable
    to common shareholders               $   77     $  (10)  $  200     $   99
-------------------------------------------------------------------------------
Earnings (loss) per common share
   (in dollars):
      - Basic                            $  .35     $ (.06)  $  .91     $  .58
      - Diluted                             .35       (.06)     .90        .57

Average common shares outstanding
   (millions):
      - Basic                              219.5      172.1   219.3      170.2
      - Diluted                            221.0      172.1   221.0      178.7

Common dividends                         $   .19    $   .18  $  .38     $  .36

See Notes to Consolidated Financial Statements.

ROHM AND HAAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS                       (Unaudited)
--------------------------------------------------------------------------
                                                        Six Months Ended
                                                            June 30,
                                                     ---------------------
                                                         2000       1999
                                                     ---------------------
                                                     (Millions of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                            $ 200      $  101
Adjustments to reconcile net earnings to cash provided
  by operating activities:
    Depreciation                                          223         139
    Purchased in-process research and development          13         105
    Loss on sale of facilities and investments              -          14
    Amortization of goodwill and intangibles               80           7
Changes in current assets and liabilities, net of
  acquisitions and divestitures:
      Deferred income taxes                               (85)        (45)
      Accounts receivable                                (231)       (121)
      Inventories                                           1          (7)
      Accounts payable and accrued liabilities             (2)        132
      Income taxes payable                                104          65
      Other, net                                         (135)        (77)
--------------------------------------------------------------------------
      Net cash provided by operating activities           168         313
--------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses and affiliates,
  net of cash acquired                                   (328)     (3,269)
Proceeds on sales of facilities and investments,
  net of cash sold                                        175           -
Additions to land, buildings and equipment               (141)        (95)
--------------------------------------------------------------------------
     Net cash used for investing activities              (294)     (3,364)
--------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                  393       3,230
Repayments of long-term debt                             (103)          -
Net change in short-term borrowings                       (74)         63
Payment of dividends                                      (85)        (60)
Purchases of treasury stock                                 -          (2)
Other, net                                                  -          13
--------------------------------------------------------------------------
     Net cash provided by financing activities            131       3,244
--------------------------------------------------------------------------
     NET INCREASE IN CASH AND CASH EQUIVALENTS              5         193
Cash and cash equivalents at beginning of period           57          16
--------------------------------------------------------------------------
Cash and cash equivalents at end of period              $  62      $  209
--------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

ROHM AND HAAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS                                               (Unaudited)
-------------------------------------------------------------------------------------
(Millions of dollars, except per-share amounts)
                                                  June 30,    December 31,    June 30,
                                                    2000          1999          1999
                                                  -------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                       $    62       $    57       $   209
  Accounts receivable, net                          1,622         1,370         1,382
  Inventories (note E)                                928           899           866
  Prepaid expenses and other assets                   209           171           173
--------------------------------------------------------------------------------------
    Total current assets                            2,821         2,497         2,630
--------------------------------------------------------------------------------------

Land, buildings and equipment, net                  3,482         3,496         3,475
Goodwill and other intangible assets, net           4,789         4,482         4,334
Other assets                                          696           781           847
--------------------------------------------------------------------------------------
                                                  $11,788       $11,256       $11,286
--------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                   $   866       $   931       $   289
  Accounts payable and accrued liabilities          1,428         1,407         1,309
  Accrued income taxes payable                        284           172           140
--------------------------------------------------------------------------------------
    Total current liabilities                       2,578         2,510         1,738
--------------------------------------------------------------------------------------

Long-term debt                                      3,414         3,122         3,902
Employee benefits                                     623           610           612
Other liabilities                                   1,526         1,520         1,546
Minority interest                                      22            19            25

Commitments and Contingencies (Note C & D)
Stockholders' equity:
  $2.75 Cumulative convertible preferred stock          -             -            64
  Common stock: shares issued - 242,078,367           605           605           605
  Additional paid-in capital                        1,950         1,942         1,891
  Retained earnings                                 1,447         1,331         1,326
--------------------------------------------------------------------------------------
                                                    4,002         3,878         3,886
  Less: Treasury stock (note G)                       217           224           275
  Less: ESOP shares                                   122           125           128
  Accumulated other comprehensive income              (38)          (54)          (20)
--------------------------------------------------------------------------------------
    Total stockholders' equity                      3,625         3,475         3,463
--------------------------------------------------------------------------------------
                                                  $11,788       $11,256       $11,286
--------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
(A) These interim financial statements are unaudited. In the opinion of management, all adjustments, which are of a normal recurring nature, have been made to present fairly the company's financial position, results of operations and cash flows. Certain prior year amounts have been reclassified to conform to current year presentation. These financial statements should be read in conjunction with the financial statements, accounting policies and the notes included in the company's annual report for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 27, 2000.

(B) On June 21, 1999, the company acquired Morton International (Morton) for cash of $3 billion and the issuance of 45 million shares of common stock, for a total transaction value of approximately $4.9 billion, including the assumption of $272 million of debt. Morton is a manufacturer of specialty chemicals and a producer of salt for a variety of markets. The cash portion of the acquisition was financed primarily through a combination of commercial paper and the later issuance of longer term instruments. Accounted for by the purchase method, the financial statements reflect the allocation of the purchase price based on fair values at the date of acquisition. The final allocation as of June 30, 2000 resulted in acquired goodwill of $1.7 billion, which is being amortized on a straight-line basis over 40 years. Based on an independent appraisal, $105 million of the purchase price was allocated to in-process research and development, which was recorded as a charge in the second quarter of 1999. For additional discussion regarding purchased in-process research and development, see Note 3 in the company's annual report for the year ended December 31, 1999.

During the first six months of 2000, adjustments totaling $220 million were made to the purchase price allocation for pre-acquisition contingencies, businesses divested at fair value, and lease terminations and other items related to the Morton acquisition.

In late January 1999, the company acquired all of the outstanding shares of LeaRonal, Inc. (LeaRonal) for approximately $460 million. LeaRonal develops and manufactures specialty chemicals used in the manufacture of printed circuit boards, semiconductor packaging and for electronic connector plating and also provides processes for metal-finishing applications. The acquisition, financed primarily through commercial paper, was accounted for using the purchase method. The financial statements reflect the allocation of the purchase price based on fair values at the date of acquisition and later analysis of certain acquired assets and liabilities. The final allocation resulted in acquired goodwill of approximately $202 million, which is being amortized on a straight-line basis over 40 years.

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

The following acquisition and divestiture activities occurred or were announced in 2000:

- The company sold its Industrial Coatings business to BASF Corporation for approximately $175 million, subject to working capital adjustments. The Industrial Coatings business was acquired by the company in June 1999 as part of the acquisition of Morton and was recorded at its fair value; accordingly, no gain or loss was recorded on this transaction.

- The company increased its ownership in Rodel from 48% to 90% for a cost of approximately $200 million. Rodel is a privately-held, Delaware-based leader in precision polishing technology serving the semiconductor, memory disk and glass polishing industries. Through March 31, 2000, the investment had been accounted for on the equity method with the company's share of earnings reported as equity in affiliates. Beginning in the second quarter of 2000, the transaction with Rodel, increasing the company's ownership to approximately 90%, was accounted for using the purchase method with results of operations combined during the second quarter of 2000. The financial statements reflect the allocation of the purchase price based on estimated fair values, and resulted in acquired goodwill of $58 million, which is being amortized on a straight-line basis over 30 years. $13 million of the purchase price was allocated to in-process research and development related to chemical mechanical planarization and surface preparation technologies under development and was recorded as a charge in the second quarter of 2000.

- The company acquired 95% of Acima A.G., a Swiss company specializing in biocidal formulations, polyurethane catalysts and other specialty chemicals. The company also acquired an 80% interest in Silicon Valley Chemical Laboratories, Inc. (SVC), a privately-held supplier to high technologies for the semiconductor industry. The combined cost for these two transactions was approximately $93 million. These transactions have been accounted for using the purchase method with results of operations of SVC combined as of the date of acquisition and the results of operations of Acima combined during the second quarter of 2000 due to the unavailability of data as of March 31, 2000. The financial statements reflect the allocation of the purchase prices based on estimated fair values at the dates of acquisition, and resulted in acquired combined goodwill of $32 million, which is being amortized on a straight-line basis over 40 years for Acima and over 20 years for SVC.

In conjunction with the above acquisitions, the company also allocated $172 million to identifiable intangible assets, which are being amortized over useful lives ranging from 5 to 30 years.

- The company acquired the photoresist business of Mitsubishi Chemical Corporation in the second quarter of 2000. Mitsubishi Chemical is a leading producer of G-line, I-line and deep UV photoresist chemistry used to make semi-conductor chips. The transaction will be accounted for using the purchase method with results of operations combined in the third quarter of 2000.

- The company agreed to sell its Thermoplastic Polyurethane business to Huntsman Corporation for $120 million, subject to adjustment, and its European Salt business, Salins-Europe, to a consortium, which includes management, led by Union d'Etudes et d'Investissements SA, a wholly owned subsidiary of Credit Agricole, for approximately $270 million. Both businesses were acquired by the company in June 1999 as part of the acquisition of Morton and were recorded at fair value; accordingly, no gain or loss is expected to be recorded on these transactions. These transactions are expected to close in the third and fourth quarters of 2000, respectively.

- The company agreed to sell its 50% interest in TosoHaas to its joint venture partner, Tosoh Corporation. The transaction is expected to close in the third quarter of 2000.

Restructuring reserve activity for the six months ended June 30, 2000 was as follows:

------------------------------------------------------------------------------
Millions of dollars
------------------------------------------------------------------------------
                        Increases to            Decreases to
                         Reserve (1)              Reserve
                      -----------------   --------------------------
            Reserve at Charge                        Reclass         Reserve at
             Dec. 31,   to    Inc./(Dec.)  Cash    to Pension  Other  June 30,
               1999   Earnings Goodwill  Payments   Asset(2) Changes(3) 2000
------------------------------------------------------------------------------
Severance and
  other employee
  related
  charges(1)       $58   $ 6     $ 7       $(2)      $(53)     $(3)      $13
Asset impairments    -    17       -         -          -        -        17
Pension related
  gains              -   (10)      -         -          -       10         -
Lease terminations
  and other(4)      15     -      35        (1)         -        -        49
------------------------------------------------------------------------------
                   $73   $13     $42       $(3)      $(53)     $ 7       $79
------------------------------------------------------------------------------

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

(3) Amounts in this column reflect the impact of the treatment of most severance for U.S. employees. These costs will be paid from the respective pension plans and not from cash, which also will result in pension-related gains being recorded as increases to the pension asset when termination payments are made.

(4) Lease terminations and other primarily relates to the buyout of a portion of a lease for the corporate headquarters of an acquired company.

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

In Wood-Ridge, New Jersey, the company and Velsicol Chemical Corporation ("Velsicol") have been held jointly and severally liable for the cost of remediation necessary to correct mercury-related environmental problems associated with a mercury processing plant on the site prior to its acquisition by Morton. At the date of acquisition Morton had disclosed and accrued for certain ongoing studies, which were expected to be completed by the end of 2000, with regulatory decisions expected in 2001. In allocating the purchase price of Morton, the company accrued for additional study costs at December 31, 1999 and additional remediation costs in the first quarter of 2000 based on the progress of the technical studies. A separate study of the contamination in Berry's Creek, which runs near the plant site, and of the surrounding wetlands area is expected, but on a timetable yet to be determined; therefore, the estimated costs of remediation that may result from this separate study have not been considered in the allocation of the Morton purchase price. The company's ultimate exposure will also depend upon the continued ability of Velsicol and its indemnitor, Fruit of the Loom, Inc., which has filed for protection under the bankruptcy laws, to contribute to the cost of remediation and on the results of attempts to obtain contributions from others believed to share responsibility. A cost recovery action against these responsible parties is pending in federal court. Settlements have been reached with some defendants for claims considered de minimis associated with the Wood-Ridge plant site. Where appropriate, the analysis to determine the company's liability, if any, with respect to remedial costs at the above sites reflects an assessment of the likelihood and extent of participation of other potentially responsible parties.

During 1996, the EPA notified Morton of possible irregularities in water discharge monitoring reports filed by the Moss Point, Mississippi plant in early 1995. Morton investigated and identified other environmental issues at the plant. The company has been provided a copy of a draft multi-count civil complaint and was served with subpoenas and a request for information seeking documents related to environmental compliance at Moss Point and other Morton manufacturing sites. The company engaged in negotiations with the EPA, the Department of Justice (DOJ) and the State of Mississippi seeking resolution of these civil issues. The company also engaged in related negotiations with the DOJ concerning potential criminal sanctions against the Moss Point plant. Though at the date of acquisition some remediation and legal costs had been accrued for, the company revised these accruals as part of the allocation of the purchase price of Morton based on its discussions with the authorities and on the information available as of June 30, 2000. As a result of the issues that began with Moss Point, the company may be exposed to material fines, penalties, and remedial expenses, but is unable to quantify the ultimate exposure.

The amount charged to earnings before tax for environmental remediation was $4 million and $7 million for the six months ended June 30, 2000 and 1999, respectively. Remediation-related reserves were $218 million and $201 million at June 30, 2000 and December 31, 1999, respectively, and are recorded as "other liabilities" (current and long-term). These reserves include amounts resulting from the allocation of the purchase price of Morton. The company is pursuing lawsuits over insurance coverage for environmental liabilities. It is the company's practice to reflect environmental insurance recoveries in results of operations for the quarter in which the litigation is resolved through settlement or other appropriate legal process. Resolutions typically resolve coverage for both past and future environmental spending. The company settled with several of its insurance carriers and recorded income before tax for approximately $1 million and $21 million for the six months ended June 30, 2000 and 1999, respectively.

In addition to accrued environmental liabilities, the company has reasonably possible loss contingencies related to environmental matters of approximately $84 million and $110 million at June 30, 2000 and December 31, 1999, respectively. Further, the company has identified other sites, including its larger manufacturing facilities, where additional future environmental remediation may be required, but these loss contingencies cannot reasonably be estimated at this time. These matters involve significant unresolved issues, including the number of parties found liable at each site and their ability to pay, the outcome of negotiations with regulatory authorities, the alternative methods of remediation and the range of costs associated with those alternatives. The company believes that these matters, when ultimately resolved, which may be over an extended period of time, will not have a material adverse effect on the consolidated financial position or consolidated cash flows of the company, but could have a material adverse effect on consolidated results of operations or cash flows in any given period.

There are pending lawsuits filed against Morton related to asbestos exposure at a facility in Weeks Island, Louisiana with additional lawsuits expected. The company expects that most of these cases will be dismissed because they are barred under worker's compensation laws; but cases involving asbestos-caused malignancies will not be barred under Louisiana law. Subsequent to the acquisition, the company commissioned medical studies to estimate possible future claims. Accruals were recorded as of June 30, 2000 as part of the allocation of the purchase price of Morton based on these studies.

(D) The company and its subsidiaries are parties to other litigation arising out of the ordinary conduct of its business. Where appropriate, the company reserves for such items, including certain product liability claims as part of the allocation of the purchase price of Morton. Recognizing the amounts reserved and the uncertainty of the ultimate outcomes, it is the company's opinion that the resolution of all pending lawsuits, investigations and claims will not have a material adverse effect, individually or in the aggregate, upon the results of operations and the consolidated financial position of the company.

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

(E) Inventories consist of:
    (millions of dollars)

                                        June 30,    Dec. 31,    June 30,
                                          2000        1999        1999
                                        --------    --------    --------
 Finished products and work in process    $717        $707        $670
 Raw materials and supplies                211         192         196
                                        --------    --------    --------
 Total inventories                        $928        $899        $866
                                        --------    --------    --------

(F) The components of comprehensive income are as follows:
    (millions of dollars)
                                              Quarter Ended   Six Months Ended
                                                 June 30,         June 30,
                                              -------------   ----------------
                                              2000     1999    2000      1999
                                              -----    -----  ------    ------
    Net earnings                               $77    $ (9)    $200      $101
    Other comprehensive income, net of tax:
      Foreign currency translation
        adjustment                               9      (8)      16       (12)
                                              -----    -----   -----    ------
    Comprehensive income                       $86    $(17)    $216      $ 89
                                              -----    -----   -----    ------

(G) The number of common treasury shares were:
    June 30, 2000                22,442,809
    December 31, 1999            23,097,178
    June 30, 1999                28,213,687


(H) The difference in common shares outstanding used in the calculation of basic and diluted earnings per common share for the quarter and the six months ended June 30, 2000 is primarily due to the effect of stock options.

(I) For the company's segment information, see the "Net Sales by Business Segment and Region" and "Net Earnings by Business Segment" tables within Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 11 and 12.

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

Within the following discussion, unless otherwise stated, "quarter" and "six month period" refer to the second quarter of 2000 and the six months ended June 30, 2000. All comparisons are with the corresponding periods in the previous year, unless otherwise stated. 1999 results have been restated to reflect the company's current business segmentation.

On June 21, 1999, the company acquired Morton International, Inc.
(Morton), a specialty chemicals producer (see details of this transaction under "Liquidity, Capital Resources and Other Financial
Data" below). The results of Morton have been included in the consolidated financial statements for the nine day period from the acquisition date until the end of the quarter ("the partial period") in 1999. In addition, unaudited pro forma information is presented for comparison purposes.

NET SALES BY BUSINESS SEGMENT AND REGION
----------------------------------------------------------------------------
(millions of dollars)
                                Quarter Ended             Six Months Ended
                                   June 30,                  June 30,
                         ---------------------------   ----------------------
                                         Pro Forma                  Pro Forma
                          2000    1999    1999 (1)     2000   1999   1999 (1)
                         ---------------------------   ----------------------
BUSINESS SEGMENT
  Performance Polymers  $  909  $  647   $  931      $1,791   $1,182   $1,795
  Chemical Specialties     373     309      369         738      593      719
  Electronic Materials     324     171      208         546      292      403
  Salt                     152      17      154         418       17      462
                        ------  ------   ------      ------   ------   ------
    Total               $1,758  $1,144   $1,662      $3,493   $2,084   $3,379
                        ------  ------   ------      ------   ------   ------

REGION
   North America        $1,016  $  639   $  986      $2,058   $1,142   $2,030
   Europe                  427     279      440         870      533      914
   Asia-Pacific            232     154      161         414      285      306
   Latin America            83      72       75         151      124      129
                        ------  ------   ------      ------   ------   ------
     Total              $1,758  $1,144   $1,662      $3,493   $2,084   $3,379
                        ------  ------   ------      ------   ------   ------

NET EARNINGS BY BUSINESS SEGMENT (3)
----------------------------------------------------------------
(millions of dollars)
                          Quarter Ended      Six Months Ended
                             June 30,            June 30,
                         --------------      ----------------
                           2000    1999       2000     1999
                         --------------      ----------------
BUSINESS SEGMENT
  Performance Polymers    $ 80     $ 92      $ 171    $ 169
  Chemical Specialties      34       34         70       72
  Electronic Materials      26       13         48       18
  Salt                      (6)      (1)        12       (1)
  Corporate (2)            (57)    (147)      (101)    (157)
                         ------   ------     ------  --------
    Total                 $ 77     $ (9)     $ 200    $ 101
                         ------   ------     ------  --------

NET EARNINGS BY BUSINESS SEGMENT, EXCLUDING NON-RECURRING ITEMS (3)
-------------------------------------------------------------------
(millions of dollars)
                                 Quarter Ended           Six Months Ended
                                    June 30,                  June 30,
                         -------------------------     -----------------------
                                         Pro Forma                  Pro Forma
                           2000    1999   1999 (1)       2000  1999  1999 (1)
                         -------------------------     -----------------------
BUSINESS SEGMENT
  Performance Polymers    $ 80     $ 90     $109        $168     $167    $203
  Chemical Specialties      35       32       42          83       70      84
  Electronic Materials      28       14       11          50       26      21
  Salt                      (6)       -        1          12        -      26
  Corporate (2)            (44)     (20)     (65)        (86)     (43)   (136)
                        -------   ------    ------     ------   ------  ------
    Total                 $ 93     $116     $ 98        $227     $220    $198
                        -------   ------    ------     ------   ------  ------

(1) Pro forma results include adjustments for the Morton acquisition (June
    1999) and the LeaRonal acquisition (January 1999) as if they had occurred as of January 1, 1999.

(2) Corporate includes non-operating items such as interest income and expense, corporate governance costs, and corporate exploratory research.

(3) Segment earnings reflect after-tax operating results, net of acquisition-related amortization of goodwill and other assets and provision for restructuring.

RESULTS OF OPERATIONS
SECOND QUARTER 2000 VERSUS SECOND QUARTER 1999

Sales for the company were $1,758 million in the quarter compared to sales of $1,144 million in the prior year period. On a pro forma basis, sales increased 6% from $1,662 million. Earnings for the quarter were $77 million compared to net losses of $9 million in the prior year quarter. Excluding non-recurring items, earnings for the quarter were $93 million compared to $116 million and $98 million, on a pro forma basis, for 1999. Diluted earnings per common share was $.35 for the quarter. Excluding non-recurring items, diluted earnings per common share was $.42 compared to $.67 in the 1999 period and $.44 on a pro forma basis.

Non-recurring items recorded during the quarter of $16 million (after-tax), or $.07 per common share, were comprised of $14 million of purchased in-process research and development charges and other one-time charges related to the Rodel acquisition and $2 million of integration costs. Second quarter 1999 non-recurring items of $125 million included $105 million of purchased in-process research and development charges related to the Morton acquisition, $14 million of charges resulting from the disposition of joint ventures, $5 million of integration and restructuring costs and $1 million of asset write-downs and other charges in the Electronic Materials business segment.

Performance Polymers quarterly earnings, excluding non-recurring items, decreased to $80 million from prior period earnings of $90 million and $109 million, on a pro forma basis. Sales increased to $909 million from $647 million in 1999 but decreased slightly from 1999 pro forma sales of $931 million. Excluding sales related to the Industrial Coatings business sold in the first quarter of 2000, sales increased 2% on a pro forma basis.
Sales increased modestly primarily as a result of lower selling prices, weaker European currencies and a slower construction market. In addition, sales were impacted by slower volume growth during the quarter, primarily in North America. Although most businesses within Performance Polymers were affected by these trends, Monomers showed strong volume growth as a result of the acquired Stockhausen merchant monomer business and Powder Coatings saw increased sales from the grill market and gains in other markets.
Strong growth was also noted within the Asia-Pacific and Latin America regions, particularly for the Coatings business. The decrease in earnings was largely the result of continued raw material increases and delayed implementation of selling price increases.

Chemical Specialties earnings were flat at $34 million in the second quarter of 2000 and 1999. Earnings, excluding non-recurring items, were $35 million, up slightly from prior period earnings of $32 million and down from pro forma earnings of $42 million. Sales increased to $373 million in the quarter from actual sales of $309 million and pro forma sales of $369 million. Sales were strong for the Consumer and Industrial Specialties business group but were offset by a decline in Agricultural Chemicals sales due to poor weather conditions in the North America and Asia-Pacific regions as well as lower demand in Latin America and production difficulties in Europe. The decrease in earnings excluding non-recurring items for the quarter from 1999 quarterly pro forma earnings was primarily attributable to lower earnings in Agricultural Chemicals and Performance Chemicals offset in part by strong results in the Consumer and Industrial Specialties businesses.

Electronic Materials earnings of $26 million increased significantly from reported earnings of $13 million in the 1999 period. Excluding non-recurring items, earnings were $28 million in the quarter compared to $14 million in the 1999 period and $11 million on a pro forma basis. Sales increased significantly to $324 million from actual sales of $171 million and pro forma sales of $208 million in the previous 1999 period. Increases in sales and earnings were impacted by contributions from Rodel. Results of operations for Rodel were combined during the second quarter of 2000, following the transactions increasing the company's ownership to approximately 90%. In addition, sales and earnings increases, on a pro forma basis, were notable in both the Shipley Ronal and Microelectronics businesses, particularly in Europe and Asia-Pacific, due to continued demand for new technologies.

Salt reported losses, excluding non-recurring items, of $6 million in the quarter compared to prior period pro forma earnings, excluding non-recurring items, of $1 million. Sales of $152 million for the quarter were comparable to prior quarter pro forma sales of $154 million. The change in pro forma sales and earnings in the second quarter of 2000 was attributable to weather-related inventory adjustments and competitive pressures in Europe.

The quarter's gross profit margin was 33%, down from 39% in the prior year period. The change in gross profit margin is primarily the result of an increase in hydrocarbon-based raw material prices, which were 60% higher in the second quarter of 2000 compared to the same period of the prior year. Higher energy costs in the form of higher natural gas prices and increased freight charges also contributed to the change in gross profit margin. To a lesser extent, former Morton businesses operating at lower margins than most legacy Rohm and Haas businesses and higher depreciation resulting from fair values being assigned to acquired assets were additional factors.

Selling, administrative and research expenses remained level at 20% of net sales for the quarter compared to the same period of 1999 on a pro forma basis.

Interest expense increased to $60 million in 2000 from $18 million in 1999 due largely to higher debt levels resulting from 1999 acquisitions. Amortization of goodwill and other intangibles increased significantly during the quarter to $42 million from $5 million in 1999 period, also attributable to the 1999 acquisitions.

Corporate expenses totaled $57 million in the quarter, compared to $147 million in the previous period. The quarter's actual expenses reflect higher interest costs, associated primarily with the financing of acquisitions, in addition to a charge for purchased in-process research and development related to the Rodel acquisition. The second quarter of 1999 includes a $105 million charge for purchased in-process research and development associated to the Morton acquisition and a charge to settle a matter related to the company's 1998 sale of the AtoHaas joint venture.

Other income was $13 million for the quarter in contrast with other expense of $17 million in the prior year period. The 2000 period mainly comprises foreign currency gains. The 1999 period includes Morton integration costs.

The effective tax rate for the second quarter of 2000 and 1999 was 38% and 36%, respectively, excluding the non-tax deductible purchased in-process research and development charge recorded during each period. The rates for both quarters also reflect the effect of certain non-tax deductible amortization charges resulting from the company's acquisition activities during those periods.

SIX MONTHS 2000 VERSUS SIX MONTHS 1999

Sales for the company were $3,493 million in the first six months of 2000 compared to actual sales of $2,084 million and pro forma sales of $3,379 million in the prior year period. Earnings for the six months were $200 million compared to $101 million in the prior period. Excluding non-recurring items, earnings were $227 million compared to $220 million and $198 million, on a pro forma basis, for the same periods. Diluted earnings per common share was $.90 for the period. Excluding non-recurring items, diluted earnings per common share was $1.03 compared to $1.23 in the 1999 period. On a pro-forma basis, diluted earnings per share, excluding non-recurring items, was $.88 for the 1999 period.

Non-recurring items for the six months of $27 million (after-tax) included $14 million of purchased in-process research and development charges and other one-time charges related to the Rodel acquisition and $13 million of integration costs. 1999 non-recurring items of $119 million included $105 million of purchased in-process research and development charges related to the Morton acquisition, $14 million of charges resulting from the disposition of joint ventures, $13 million gain related to a favorable settlement with insurance carriers over certain environmental remediation matters, $5 million of integration and restructuring costs, and $8 million of asset write-downs and other charges in the Electronic Materials business segment.

Performance Polymers six month earnings were $171 million compared to prior period earnings of $169 million. Excluding non-recurring items, earnings were $168 million compared to $167 million and $203 million, on a pro forma basis, in the six month period of 1999. Sales increased to $1,791 million from $1,182 million in 1999 and were flat with 1999 pro forma sales of $1,795 million. Excluding sales related to the Industrial Coatings business sold in the first quarter of 2000, sales increased 3% on a pro forma basis. Volume growth, stronger in the first quarter of 2000 than in the second quarter of 2000, was offset by lower selling prices and weaker European currencies, contributing to relatively unchanged sales levels for the six months ended June 30, 2000 on a pro forma basis. The decline in growth for the second quarter of 2000 affected most businesses within Performance Polymers but was offset by strong volume growth in the Monomers business as a result of the acquired Stockhausen merchant monomer business and increased sales for the Powder Coatings business from the grill market and gains in other markets. Sales increases for the first quarter of 2000 were most notable in the Coatings and Adhesive and Sealants business in the Europe, Asia-Pacific and Latin America regions. Increased raw material prices continued to impact earnings for the period.

Chemical Specialties earnings were steady at $70 million for the six month period versus earnings of $72 million for the 1999 period. Earnings, excluding non-recurring items, were $83 million, increasing $13 million from prior period earnings of $70 million and relatively unchanged from 1999 pro forma earnings of $84 million. Sales increased to $738 million from actual sales of $593 million in the prior period and increased 3% from pro forma sales of $719 million. Sales increases were driven by Consumer and Industrial Specialties with strong contributions from Ion Exchange Resins in the first quarter of 2000. These increases were offset by a decline in Agricultural Chemicals sales due to poor weather conditions in the North America and Asia-Pacific regions.

Electronic Materials earnings were $48 million versus $18 million in the prior six month period. Excluding non-recurring items, earnings were $50 million and increased significantly from $26 million and pro forma amounts of $21 million in the 1999 period. Sales of $546 million increased considerably from actual prior period sales of $292 million and pro forma 1999 sales of $403 million. Increases in sales and earnings were impacted by contributions from Rodel. Results of operations for Rodel were combined during the second quarter of 2000, following the transactions increasing the company's ownership to approximately 90%. In addition, sales and earnings increases, on a pro forma basis, were notable in both the Shipley Ronal and Microelectronics businesses, particularly in Europe and Asia-Pacific, due to continued demand for new technologies.

Salt earnings for the six month period were $12 million compared to pro forma 1999 earnings, excluding non-recurring items, of $26 million. Sales decreased to $418 million in the period compared to 1999 pro forma sales of $462 million. The change in sales and earnings from the 1999 period to the 2000 period was largely attributable to the impact of a mild winter in 2000 on ice control salt sales in contrast with a more severe winter in 1999.

Corporate expenses totaled $101 million in the first six months of 2000, compared to $157 million in the same period of the prior year. The 2000 period's actual expenses reflect higher interest costs, associated primarily with the financing of acquisitions, in addition to a second quarter 2000 charge for purchased in-process research and development related to the Rodel acquisition. The 1999 period primarily includes a $105 million charge for purchased in-process research and development associated with the Morton acquisition and a charge to settle a matter related to the company's 1998 sale of the AtoHaas joint venture.

Gross profit margin was 34%, down from 40% from the prior six month period. The change in gross profit margin is primarily the result of increased hydrocarbon-based raw material prices in addition to higher energy costs in the form of higher natural gas prices and increased freight charges. To a lesser extent, former Morton businesses operating at lower margins than most legacy Rohm and Haas businesses and higher depreciation resulting from fair values being assigned to acquired assets also contributed to the change in gross profit margin. The impact of increased raw material prices is primarily in the Performance Polymers business segment. The extent to which these prices will continue to rise is uncertain, but the company has assumed that pricing will remain elevated through the end of the year. The company is responding by actively pursuing increases in selling prices.

Selling, administrative and research expenses decreased to 19% of net sales for the six months ended June 30, 2000 from 20% on a pro forma basis for the same period of 1999. In 1999, the company began implementing a planned redesign of its selling and administrative infrastructure and instituted other cost saving measures. The stated goal of these efforts was to reduce annual procurement, SAR and other expenses by $300 million. Through June 30, 2000, approximately $250 million of this goal had been reached through cost reductions in support services, procurement and manufacturing.

Interest expense increased to $122 million in 2000 from $29 million in 1999 due largely to higher debt levels resulting from 1999 acquisitions. Amortization of goodwill and other intangibles also increased significantly during the period to $80 million from $7 million in 1999 period, also attributable to the 1999 acquisitions.

Other income was $25 million for the 2000 period compared to $7 million in 1999. The increase in the 2000 period was attributable to foreign currency gains. The 1999 period includes Morton integration costs offset by a gain related to a favorable settlement with insurance carriers over certain environmental remediation matters. The $22 million loss on disposition of joint venture recorded in the 1999 period reflects the pre-tax settlement related to the 1998 sale of AtoHaas.

The effective tax rate for the six months ended June 30, 2000 and 1999 was 36% and 37%, respectively, excluding the non-tax deductible purchased in-process research and development charge recorded during each period. The rates for both six month periods also reflect the effect of certain non-tax deductible amortization charges resulting from the company's acquisition activities during those periods.

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

On June 21, 1999, the company acquired Morton for cash of $3 billion and the issuance of 45 million shares of common stock, for a total transaction value of approximately $4.9 billion, including the assumption of $272 million of debt. Morton is a manufacturer of specialty chemicals and a producer of salt for a variety of markets. The cash portion of the acquisition was financed primarily through a combination of commercial paper and the later issuance of longer term instruments. Accounted for by the purchase method, the financial statements reflect the allocation of the purchase price based on fair values at the date of acquisition. The final allocation as of June 30, 2000 resulted in acquired goodwill of $1.7 billion, which is being amortized on a straight-line basis over 40 years. Based on an independent appraisal, $105 million of the purchase price was allocated to in-process research and development, which was recorded as a charge in the second quarter of 1999. For additional discussion regarding purchased in-process research and development, see
Note 3 in the company's annual report for the year ended December 31, 1999.

During the first six months of 2000, adjustments totaling $220 million were made to the purchase price allocation for pre-acquisition contingencies, businesses divested at fair value, and lease terminations and other items related to the Morton acquisition.

In late January 1999, the company acquired all of the outstanding shares of LeaRonal, Inc. (LeaRonal) for approximately $460 million. LeaRonal develops and manufactures specialty chemicals used in the manufacture of printed circuit boards, semiconductor packaging and for electronic connector plating and also provides processes for metal-finishing applications. The acquisition, financed primarily through commercial paper, was accounted for using the purchase method. The financial statements reflect the allocation of the purchase price based on fair values at the date of acquisition and later analysis of certain acquired assets and liabilities. The final allocation resulted in acquired goodwill of approximately $202 million, which is being amortized on a straight-line basis over 40 years.

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

The following acquisition and divestiture activities occurred or were announced in 2000:

- The company sold its Industrial Coatings business to BASF Corporation for approximately $175 million, subject to working capital adjustments. The Industrial Coatings business was acquired by the company in June 1999 as part of the acquisition of Morton and was recorded at its fair value; accordingly, no gain or loss was recorded on this transaction.

- The company increased its ownership in Rodel from 48% to 90% for a cost of approximately $200 million. Rodel is a privately-held, Delaware-based leader in precision polishing technology serving the semiconductor, memory disk and glass polishing industries. Through March 31, 2000, the investment had been accounted for on the equity method with the company's share of earnings reported as equity in affiliates. Beginning in the second quarter of 2000, the transaction with Rodel, increasing the company's ownership to approximately 90%, was accounted for using the purchase method with results of operations combined during the second quarter of 2000. The financial statements reflect the allocation of the purchase price based on estimated fair values, and resulted in acquired goodwill of $58 million, which is being amortized on a straight-line basis over 30 years. $13 million of the purchase price was allocated to in-process research and development related to chemical mechanical planarization and surface preparation technologies under development and was recorded as a charge in the second quarter of 2000.

- The company acquired 95% of Acima A.G., a Swiss company specializing in biocidal formulations, polyurethane catalysts and other specialty chemicals. The company also acquired an 80% interest in Silicon Valley Chemical Laboratories, Inc. (SVC), a privately-held supplier to high technologies for the semiconductor industry. The combined cost for these two transactions was approximately $93 million. These transactions have been accounted for using the purchase method with results of operations of SVC combined as of the date of acquisition and the results of operations of Acima combined during the second quarter of 2000 due to the unavailability of data as of March 31, 2000. The financial statements reflect the allocation of the purchase prices based on estimated fair values at the dates of acquisition, and resulted in acquired combined goodwill of $32 million, which is being amortized on a straight-line basis over 40 years for Acima and over 20 years for SVC.

In conjunction with the above acquisitions, the company also allocated $172 million to identifiable intangible assets, which are being amortized over useful lives ranging from 5 to 30 years.

- The company acquired the photoresist business of Mitsubishi Chemical Corporation in the second quarter of 2000. Mitsubishi Chemical is a leading producer of G-line, I-line and deep UV photoresist chemistry used to make semi-conductor chips. The transaction will be accounted for using the purchase method with results of operations combined in the third quarter of 2000.

- The company agreed to sell its Thermoplastic Polyurethane business to Huntsman Corporation for $120 million, subject to adjustment, and its European Salt business, Salins-Europe, to a consortium, which includes management, led by Union d'Etudes et d'Investissements SA, a wholly owned subsidiary of Credit Agricole, for approximately $270 million. Both businesses were acquired by the company in June 1999 as part of the acquisition of Morton International and were recorded at fair value; accordingly, no gain or loss is expected to be recorded on these transactions. These transactions are expected to close in the third and fourth quarters of 2000, respectively.

- The company agreed to sell its 50% interest in TosoHaas to its joint venture partner, Tosoh Corporation. The transaction is expected to close in the third quarter of 2000.

Net cash in-flows during the six months ended June 30, 2000 resulted in a $5 million net increase in cash and cash equivalents versus year-end 1999. Free cash flows for the six month period in 2000 versus 1999 were as follows (in millions):

                                              Six Months Ended
                                                  June 30,
                                           --------------------
                                              2000       1999
                                           ---------   --------
Cash provided by operating activities         $168       $313
Capital additions                             (141)       (95)
Dividends                                      (85)       (60)
                                           ---------   --------
Free cash flow                                $(58)      $158
                                           ---------   --------

Free cash outflows reflect seasonality and are not indicative of full year free cash flows. Fixed asset additions during the six months ended June 30, 2000 included an Acrylic Acid plant expansion in Houston, a Dithane plant expansion in China and an Emulsion plant expansion in Argentina, in addition to on-going investments related to general support of manufacturing facilities. Spending for the full year of 2000 is expected to be approximately $460 million.

The debt ratio was 53% at the end of the quarter, compared with 52% at year-end 1999. (The debt ratio is total debt, net of cash, divided by the sum of net debt, minority interest, shareholders' equity and ESOP shares.)

The company expects estimated working capital requirements and capital expenditures will be funded by cash from operations and through the company's credit facilities.

On July 24, 2000 the board of directors approved an increase in the quarterly dividend on common shares from 19 cents to 20 cents per common share payable September 1, 2000 to stockholders of record on August 4, 2000.

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

In Wood-Ridge, New Jersey, the company and Velsicol Chemical Corporation ("Velsicol") have been held jointly and severally liable for the cost of remediation necessary to correct mercury-related environmental problems associated with a mercury processing plant on the site prior to its acquisition by Morton. At the date of acquisition Morton had disclosed and accrued for certain ongoing studies, which were expected to be completed by the end of 2000, with regulatory decisions expected in 2001. In allocating the purchase price of Morton, the company accrued for additional study costs at December 31, 1999 and additional remediation costs in the first quarter of 2000 based on the progress of the technical studies. A separate study of the contamination in Berry's Creek, which runs near the plant site, and of the surrounding wetlands area is expected, but on a timetable yet to be determined; therefore, the estimated costs of remediation that may result from this separate study have not been considered in the allocation of the Morton purchase price. The company's ultimate exposure will also depend upon the continued ability of Velsicol and its indemnitor, Fruit of the Loom, Inc., which has filed for protection under the bankruptcy laws, to contribute to the cost of remediation and on the results of attempts to obtain contributions from others believed to share responsibility. A cost recovery action against these responsible parties is pending in federal court. Settlements have been reached with some defendants for claims considered de minimis associated with the Wood-Ridge plant site. Where appropriate, the analysis to determine the company's liability, if any, with respect to remedial costs at the above sites reflects an assessment of the likelihood and extent of participation of other potentially responsible parties.

During 1996, the EPA notified Morton of possible irregularities in water discharge monitoring reports filed by the Moss Point, Mississippi plant in early 1995. Morton investigated and identified other environmental issues at the plant. The company has been provided a copy of a draft multi-count civil complaint and was served with subpoenas and a request for information seeking documents related to environmental compliance at Moss Point and other Morton manufacturing sites. The company engaged in negotiations with the EPA, the Department of Justice (DOJ) and the State of Mississippi seeking resolution of these civil issues. The company also engaged in related negotiations with the DOJ concerning potential criminal sanctions against the Moss Point plant. Though at the date of acquisition some remediation and legal costs had been accrued for, the company revised these accruals as part of the allocation of the purchase price of Morton based on its discussions with the authorities and on the information available as of June 30, 2000. As a result of the issues that began with Moss Point, the company may be exposed to material fines, penalties, and remedial expenses, but is unable to quantify the ultimate exposure.

The amount charged to earnings before tax for environmental remediation was $4 million and $7 million for the six months ended June 30, 2000 and 1999, respectively. Remediation-related reserves were $218 million and $201 million at June 30, 2000 and December 31, 1999, respectively, and are recorded as "other liabilities" (current and long-term). These reserves include amounts resulting from the allocation of the purchase price of Morton. The company is pursuing lawsuits over insurance coverage for environmental liabilities. It is the company's practice to reflect environmental insurance recoveries in results of operations for the quarter in which the litigation is resolved through settlement or other appropriate legal process. Resolutions typically resolve coverage for both past and future environmental spending. The company settled with several of its insurance carriers and recorded income before tax for approximately $1 million and $21 million for the six months ended June 30, 2000 and 1999, respectively.

In addition to accrued environmental liabilities, the company has reasonably possible loss contingencies related to environmental matters of approximately $84 million and $110 million at June 30, 2000 and December 31, 1999, respectively. Further, the company has identified other sites, including its larger manufacturing facilities, where additional future environmental remediation may be required, but these loss contingencies cannot reasonably be estimated at this time. These matters involve significant unresolved issues, including the number of parties found liable at each site and their ability to pay, the outcome of negotiations with regulatory authorities, the alternative methods of remediation and the range of costs associated with those alternatives. The company believes that these matters, when ultimately resolved, which may be over an extended period of time, will not have a material adverse effect on the consolidated financial position or consolidated cash flows of the company, but could have a material adverse effect on consolidated results of operations or cash flows in any given period.

There are pending lawsuits filed against Morton related to asbestos exposure at a facility in Weeks Island, Louisiana with additional lawsuits expected. The company expects that most of these cases will be dismissed because they are barred under worker's compensation laws; but cases involving asbestos-caused malignancies will not be barred under Louisiana law. Subsequent to the acquisition, the company commissioned medical studies to estimate possible future claims. Accruals were recorded as of June 30, 2000 as part of the allocation of the purchase price of Morton based on these studies.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, which addresses principles of revenue recognition. The company is currently evaluating the impact SAB No. 101 will have on its financial statements and revenue recognition policies and procedures, if any.

In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative
Instruments and Hedging Activities," which establishes a new model for the accounting and reporting of derivative and hedging transactions.
The statement amends a number of existing standards and, as amended by SFAS No. 138, is scheduled to be effective for fiscal years beginning after June 15, 2000. The company expects to adopt this standard as of January 1, 2001, as required, and is currently evaluating its potential impact on its financial position or results of operations. Because of continual business-driven changes to its derivatives and hedging programs, its impact has not been fully assessed.

This report includes forward-looking statements, reflecting management's current expectations, based on reasonable assumptions. Results could differ materially depending on such factors as changes in business climate, economic and competitive uncertainties, the company's ability to integrate Morton and LeaRonal in addition to other future acquisitions, changes in strategies, risks in developing new products and technologies, interest rates, environmental and safety regulations and clean-up costs and foreign exchange rates. As appropriate, additional factors are contained in the company's 1999 Form 10-K report filed with the Securities and Exchange Commission on March 27, 2000.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK Management's discussion of market risk is incorporated herein by reference to Item 7a of the Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 27, 2000.

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS (See pages 7 through 9)

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The company's 82nd annual meeting of stockholders was held on May 1, 2000, in Philadelphia, Pennsylvania.

(b) The following is a tabulation of the results of voting by security holders for the election of directors:


       Nominees            Votes For      Votes Withheld
-----------------------   -----------     --------------
William J. Avery          195,034,054        1,716,551
James R. Cantalupo        195,168,860        1,581,745
J. Michael Fitzpatrick    195,102,214        1,648,391
Earl G. Graves            195,019,051        1,731,554
Rajiv L. Gupta            195,171,913        1,578,692
David W. Haas             195,166,504        1,584,101
Thomas W. Haas            195,100,827        1,649,778
James A. Henderson        195,235,022        1,515,583
Richard L. Keyser         195,106,261        1,644,344
John H. McArthur          194,817,838        1,932,767
Jorge P. Montoya          193,550,265        3,200,340
Sandra O. Moose           195,129,939        1,620,666
Gilbert S. Omenn          195,283,170        1,467,435
Ronaldo H. Schmitz        193,548,857        3,201,748
Marna C. Whittington      195,260,388        1,490,217


(c) The following is a tabulation of the results of voting by security holders for other matters:

Proposal to approve the 2000 Rohm and Haas Long-Term Bonus Plan:

For        190,545,156
Against      4,618,990
Abstain      1,586,459

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a)  Exhibits:
               Exhibit (27) Financial Data Schedule

          (b)  Reports filed on Form 8-K during the quarter ended
               June 30, 2000:
               None.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





DATE: August 10, 2000                        ROHM AND HAAS COMPANY
      ---------------                            (Registrant)


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