Form 10-Q
period 2000-09-30
ROHM & HAAS CO
filed 2000-11-13
CIK 84792

                             UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED SEPTEMBER 30, 2000     COMMISSION FILE NUMBER 1-3507


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



Common stock outstanding at October 31, 2000:  219,714,585 SHARES
                                               ------------------

PART I -  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

ROHM AND HAAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED EARNINGS
------------------------------------------------------------------------------
(Millions of dollars, except per-share amounts)                  (Unaudited)

                                          Quarter Ended      Nine Months Ended
                                          September 30,        September 30,
                                       ------------------    -----------------
                                         2000       1999        2000     1999
                                       --------   -------     -------   -------
Net sales                              $ 1,677    $ 1,577     $ 5,170   $ 3,661
Cost of goods sold                       1,119      1,027       3,436     2,280
-------------------------------------------------------------------------------
     Gross profit                          558        550       1,734     1,381
-------------------------------------------------------------------------------
Selling and administrative expense         259        261         795       608
Purchased in-process research
   and development                           -          -          13       105
Research and development expense            64         61         191       161
Interest expense                            59         66         181        95
Amortization of goodwill and other
   intangibles                              40         33         120        40
Share of affiliate net earnings (losses)     4          5          15        (1)
Provision for restructuring                  -         30          13        30
Loss on disposition of joint ventures        -          -           -       (22)
Other income (expense), net                 (1)        (6)         24         1
-------------------------------------------------------------------------------
     Earnings before income taxes          139         98         460       320
Income taxes                                55         40         176       161
-------------------------------------------------------------------------------
     Net earnings                      $    84    $    58     $   284   $   159
-------------------------------------------------------------------------------
Net earnings applicable
   to common shareholders              $    84    $    58     $   284   $   157
-------------------------------------------------------------------------------
Earnings per common share
   (in dollars):
           - Basic                     $   .38    $   .27     $  1.29   $   .85
           - Diluted                       .38        .26        1.29       .84

Average common shares outstanding
   (millions):
           - Basic                       219.7      217.3       219.4     184.7
           - Diluted                     219.8      221.1       220.7     188.3

Common dividends                       $   .20    $   .19     $   .58   $   .55


See Notes to Consolidated Financial Statements.

ROHM AND HAAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS                       (Unaudited)
--------------------------------------------------------------------------
                                                       Nine Months Ended
                                                          September 30,
                                                     ---------------------
                                                         2000       1999
                                                     ---------------------
                                                     (Millions of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                            $ 284     $   159
Adjustments to reconcile net earnings to cash provided
  by operating activities:
    Depreciation                                          339         252
    Purchased in-process research and development          13         105
    Amortization of goodwill and intangibles              120          40
Changes in assets and liabilities, net of
  acquisitions and divestitures:
      Deferred income taxes                              (133)        (41)
      Accounts receivable                                (130)         (9)
      Inventories                                         (55)        (28)
      Accounts payable and accrued liabilities             59          60
      Income taxes payable                                174          83
      Other, net                                         (170)       (100)
--------------------------------------------------------------------------
      Net cash provided by operating activities           501         521
--------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses and affiliates,
  net of cash acquired                                   (360)     (3,274)
Proceeds on sale of businesses, net of cash sold          295           -
Additions to land, buildings and equipment               (226)       (198)
--------------------------------------------------------------------------
      Net cash used for investing activities             (291)     (3,472)
--------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                  393       2,571
Repayments of long-term debt                             (195)          -
Net change in short-term borrowings                      (276)        559
Payment of dividends                                     (125)       (100)
Purchases of treasury stock                                 -          (3)
Other, net                                                  -          (9)
--------------------------------------------------------------------------
      Net cash (used for) provided by financing
        activities                                       (203)      3,018
--------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                   7          67

Cash and cash equivalents at beginning of period           57          16
--------------------------------------------------------------------------
Cash and cash equivalents at end of period              $  64     $    83
--------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

ROHM AND HAAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------
(Millions of dollars)                                                              (Unaudited)

                                                 September 30,    December 31,   September 30,
                                                     2000             1999           1999
                                                 ---------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                         $    64         $    57        $    83
   Accounts receivable, net                            1,504           1,370          1,271
   Inventories (note C)                                  970             899            884
   Prepaid expenses and other assets                     217             171            189
----------------------------------------------------------------------------------------------
       Total current assets                            2,755           2,497          2,427
----------------------------------------------------------------------------------------------
Land, buildings and equipment, net                     3,381           3,496          3,533
Goodwill and other intangible assets, net              4,668           4,482          4,534
Other assets                                             709             781            681
----------------------------------------------------------------------------------------------
                                                     $11,513         $11,256        $11,175
----------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                     $   565         $   931        $   784
   Accounts payable and accrued liabilities            1,477           1,407          1,247
   Accrued income taxes payable                          354             172            158
----------------------------------------------------------------------------------------------
       Total current liabilities                       2,396           2,510          2,189
----------------------------------------------------------------------------------------------
Long-term debt                                         3,367           3,122          3,242
Employee benefits                                        629             610            623
Other liabilities                                      1,428           1,520          1,550
Minority interest                                         23              19             26
Commitments and Contingencies (note B)

Stockholders' equity:
   Common stock: shares issued - 242,078,367             605             605            605
   Additional paid-in capital                          1,950           1,942          1,939
   Retained earnings                                   1,491           1,331          1,343
----------------------------------------------------------------------------------------------
                                                       4,046           3,878          3,887
   Less: Treasury stock (note E)                         216             224            226
   Less: ESOP shares                                     121             125            127
   Accumulated other comprehensive income (loss)         (39)            (54)            11
----------------------------------------------------------------------------------------------
       Total stockholders' equity                      3,670           3,475          3,545
----------------------------------------------------------------------------------------------
                                                     $11,513         $11,256        $11,175
----------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------

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

NOTE(A) ACQUISITIONS, DIVESTITURES AND RESTRUCTURING
On June 21, 1999, the company acquired Morton International (Morton) for cash of $3 billion and the issuance of 45 million shares of common stock, for a total transaction value of approximately $4.9 billion, including the assumption of $272 million of debt. Morton is a manufacturer of specialty chemicals and a producer of salt for a variety of markets. The cash portion of the acquisition was financed primarily through a combination of commercial paper and the later issuance of longer term instruments. Accounted for by the purchase method, the financial statements reflect the allocation of the purchase price based on fair values at the date of acquisition. The final allocation as of June 30, 2000 resulted in acquired goodwill of $1.7 billion, which is being amortized on a straight-line basis over 40 years. Based on an independent appraisal, $105 million of the purchase price was allocated to in-process research and development, which was recorded as a charge in the second quarter of 1999. For additional discussion regarding purchased in-process research and development, see Note 3 in the company's annual report for the year ended December 31, 1999. In addition to goodwill and in-process research and development, the purchase price was allocated to: customer lists and trade names ($1.6 billion), which are being amortized over 40 years, developed technology and workforce ($434 million), which are being amortized over approximately 18 years, and fixed assets ($724 million), which are being amortized over approximately 12 years. Also, during the first six months of 2000, adjustments totaling $220 million were made to the purchase price allocation for resolution or adjustment of pre-acquisition contingencies and valuations.

In late January 1999, the company acquired all of the outstanding shares of LeaRonal, Inc. (LeaRonal) for approximately $460 million. LeaRonal develops and manufactures specialty chemicals used in the manufacture of printed circuit boards, semiconductor packaging and for electronic connector plating and also provides processes for metal-finishing applications. The acquisition, financed primarily through commercial paper, was accounted for using the purchase method. The financial statements reflect the allocation of the purchase price based on fair values at the date of acquisition and later analysis of certain acquired assets and liabilities. The final allocation resulted in acquired goodwill of approximately $202 million, which is being amortized on a straight-line basis over 40 years. In addition to goodwill, the purchase price was allocated to: customer lists and trade names ($129 million), which are being amortized over 40 years, developed technology and workforce ($63 million), which are being amortized over 13 years, and fixed assets ($9 million), which are being amortized over approximately 20 years.

The results of both Morton and LeaRonal have been included in the consolidated financial statements since the respective dates of acquisition.

In the second quarter of 1999, the company announced its intentions to enter into a joint venture with Stockhausen GmbH & Co. KG (Stockhausen) of Germany to form a global partnership for the manufacture of acrylic acid. The company expects the transaction to close by the end of 2000. In conjunction with the proposed joint venture, which will be completed in the first quarter of 2001, the company acquired Stockhausen's merchant monomer business in Europe in the first quarter of 2000.

The following acquisition and divestiture activities occurred or were announced in 2000:

- The company sold its Industrial Coatings business to BASF Corporation in the first quarter of 2000 for approximately $175 million, subject to working capital adjustments. The Industrial Coatings business was acquired by the company in June 1999 as part of the acquisition of Morton and was recorded at its fair value; accordingly, no gain or loss was recorded on this transaction.

- The company increased its ownership in Rodel from 48% to 90% for a cost of approximately $200 million. Rodel is a privately-held, Delaware-based leader in precision polishing technology serving the semiconductor, memory disk and glass polishing industries. Through March 31, 2000, the investment had been accounted for on the equity method with the company's share of earnings reported as equity in affiliates. Beginning in the second quarter of 2000, the transaction with Rodel, increasing the company's ownership to approximately 90%, was accounted for using the purchase method with results of operations combined during the second quarter of 2000. The financial statements reflect the allocation of the purchase price based on estimated fair values, and resulted in acquired goodwill of $58 million, which is being amortized on a straight-line basis over 30 years. Thirteen million dollars of the purchase price was allocated to in-process research and development related to chemical mechanical planarization and surface preparation technologies under development and was recorded as a charge in the second quarter of 2000.

- The company acquired 95% of Acima A.G.(Acima), a Swiss company specializing in biocidal formulations, polyurethane catalysts and other specialty chemicals. The company also acquired an 80% interest in Silicon Valley Chemical Laboratories, Inc. (SVC), a privately-held supplier of high technology products for the semiconductor industry. The combined cost for these two transactions was approximately $93 million. These transactions have been accounted for using the purchase method with results of operations of SVC combined as of the date of acquisition and the results of operations of Acima combined during the second quarter of 2000 due to the unavailability of data as of March 31, 2000. The financial statements reflect the allocation of the purchase prices based on estimated fair values at the dates of acquisition, and resulted in acquired combined goodwill of $32 million, which is being amortized on a straight-line basis over 40 years for Acima and over 20 years for SVC.

- The company acquired the photoresist business of Mitsubishi Chemical Corporation in the second quarter of 2000. Mitsubishi Chemical is a leading producer of G-line, I-line and deep UV photoresist chemistry used to make semi-conductor chips. The transaction was accounted for using the purchase method with results of operations combined as of the date of acquisition.

- The company agreed to sell its Thermoplastic Polyurethane business to Huntsman Corporation for $120 million, subject to adjustment, and its European Salt business, Salins-Europe, to a consortium, which includes management, led by Union d'Etudes et d'Investissements SA, a wholly-owned subsidiary of Credit Agricole, for approximately $270 million. Both businesses were acquired by the company in June 1999 as part of the acquisition of Morton and were recorded at fair value; accordingly, no gain or loss is expected to be recorded on these transactions. These transactions closed in the third and fourth quarters of 2000, respectively.

- The company agreed to sell its 50% interest in TosoHaas to its joint venture partner, Tosoh Corporation. The transaction closed in the fourth quarter of 2000.

In conjunction with the above acquisitions of Rodel, Acima and SVC, the company also allocated $172 million to identifiable intangible assets, which are being amortized over useful lives ranging from 5 to 30 years.

Pro forma information is not presented, as the above 2000 acquisitions were not material to the Company's results of operations or consolidated financial position. The results of operations of these businesses are included in the company's consolidated financial statements from the respective dates of acquisition, except as noted above.

Restructuring reserve activity for the nine months ended September 30, 2000 was as follows:

----------------------------------------------------------------------------------------------------
Millions of dollars
----------------------------------------------------------------------------------------------------
                                        Increases to                 Decreases to
                                         Reserve(1)                    Reserve
                                    --------------------  ---------------------------------
                        Reserve at   Charge                           Reclass               Reserve at
                         Dec. 31,      to     Inc.(Dec.)     Cash    to Pension   Other      Sept. 30,
                           1999     Earnings   Goodwill    Payments   Asset(2)   Changes(3)    2000
------------------------------------------------------------------------------------------------------
Severance and
  other employee
  related
  charges(1)               $58       $  6        $ 8        $ (3)      $(53)       $(3)        $13
Asset impairments            -         17          1           -          -          -          18
Pension related
  gains                      -        (10)         -           -          -         10           -
Lease terminations
  and other                 15          -         37         (23)         -         (3)         26
------------------------------------------------------------------------------------------------------
                           $73       $ 13        $46        $(26)      $(53)       $ 4         $57
------------------------------------------------------------------------------------------------------

(1) The "charge to earnings" includes a decrease to expense due to a reclassification to "increase(decrease) in goodwill" resulting from a change in company identification (from acquiring company to acquired company) for a number of employees expected to be terminated.

(2) Severance of the acquired company will be paid from the pension plan. Because this is no longer part of the reserve, but rather a reduction in the company's Pension Asset, it is reclassified here for presentation purposes.

(3) Amounts in this column reflect the impact of the treatment of most severance for U.S. employees which will generally be paid from the pension plans and not from corporate cash, which results in pension-related gains being recorded as increases to the pension asset.

(4) For additional information regarding the restructuring reserve, see Note 4 of the Notes to Consolidated Financial Statements in the company's annual report for the fiscal year ended December 31, 1999.

NOTE(B) CONTINGENT LIABILITIES, GUARANTEES AND COMMITMENTS

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

In Wood-Ridge, New Jersey, the company and Velsicol Chemical Corporation ("Velsicol") have been held jointly and severally liable for the cost of remediation necessary to correct mercury-related environmental problems associated with a mercury processing plant on the site prior to its acquisition by Morton. At the date of acquisition Morton had disclosed and accrued for certain ongoing studies, which were expected to be completed by the end of 2000, with regulatory decisions expected in 2001. In its allocation of the purchase price of Morton, the company accrued for additional study costs at December 31, 1999 and additional remediation costs in the first quarter of 2000 based on the progress of the technical studies. A separate study of the contamination in Berry's Creek, which runs near the plant site, and of the surrounding wetlands area is expected, but on a timetable yet to be determined; therefore, the estimated costs of remediation that may result from this separate study have not been considered in the allocation of the Morton purchase price. The company's ultimate exposure will also depend upon the continued ability of Velsicol and its indemnitor, Fruit of the Loom, Inc., which has filed for protection under the bankruptcy laws, to contribute to the cost of remediation and on the results of attempts to obtain contributions from others believed to share responsibility. A cost recovery action against these responsible parties is pending in federal court. Settlements have been reached with some defendants for claims considered de minimis associated with the Wood-Ridge plant site. Where appropriate, the analysis to determine the company's liability, if any, with respect to remedial costs at the above sites reflects an assessment of the likelihood and extent of participation of other potentially responsible parties.

During 1996, the EPA notified Morton of possible irregularities in water discharge monitoring reports filed by the Moss Point, Mississippi plant in early 1995. Morton investigated and identified other environmental issues at the plant. Though at the date of acquisition Morton had accrued for some remediation and legal costs, the company revised these accruals as part of the allocation of the purchase price of Morton based on its discussions with the authorities and on the information available as of June 30, 2000. On October 26, 2000 the company announced that it reached agreement with the EPA, the Department of Justice and the State of Mississippi, resolving these historic environmental issues, subject to court approval. The settlement includes payment of $20 million in civil penalties, $2 million in criminal penalties and $16 million in various Supplemental Environmental Projects
(SEPs). The accruals established for this matter were sufficient to cover these and other related costs of the settlement.

The amount charged to earnings before tax for environmental remediation was $6 million and $10 million for the nine months ended September 30, 2000 and 1999, respectively. Remediation-related reserves were $190 million and $201 million at September 30, 2000 and December 31, 1999, respectively, and are recorded as "other liabilities" (current and long-term). These reserves include amounts resulting from the allocation of the purchase price of Morton. The company is pursuing lawsuits over insurance coverage for environmental liabilities. It is the company's practice to reflect environmental insurance recoveries in results of operations for the quarter in which the litigation is resolved through settlement or other appropriate legal process. Resolutions typically resolve coverage for both past and future environmental spending. The company settled with several of its insurance carriers and recorded income before tax for approximately $1 million and $22 million for the nine months ended September 30, 2000 and 1999, respectively.

In addition to accrued environmental liabilities, the company has reasonably possible loss contingencies related to environmental matters of approximately $93 million and $110 million at September 30, 2000 and December 31, 1999, respectively. Further, the company has identified other sites, including its larger manufacturing facilities, where additional future environmental remediation may be required, but these loss contingencies cannot reasonably be estimated at this time. These matters involve significant unresolved issues, including the number of parties found liable at each site and their ability to pay, the outcome of negotiations with regulatory authorities, the alternative methods of remediation and the range of costs associated with those alternatives. The company believes that these matters, when ultimately resolved, which may be over an extended period of time, will not have a material adverse effect on the consolidated financial position or consolidated cash flows of the company, but could have a material adverse effect on consolidated results of operations or cash flows in any given period.

LEGAL

There are pending lawsuits filed against Morton related to asbestos exposure at a facility in Weeks Island, Louisiana with additional lawsuits expected. The company expects that most of these cases will be dismissed because they are barred under worker's compensation laws; but cases involving asbestos-caused malignancies will not be barred under Louisiana law. Subsequent to the acquisition, the company commissioned medical studies to estimate possible future claims. Accruals were recorded at June 30, 2000 as part of the allocation of the purchase price of Morton based on the results of these studies.

The company and its subsidiaries are parties to other litigation arising out of the ordinary conduct of its business. Where appropriate, the company reserves for such items, including certain product liability claims as part of the allocation of the purchase price of Morton. Recognizing the amounts reserved and the uncertainty of the ultimate outcomes, it is the company's opinion that the resolution of all pending lawsuits, investigations and claims will not have a material adverse effect, individually or in the aggregate, upon the results of operations or the consolidated financial position of the company.

OTHER

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

(C) INVENTORIES

    Inventories consisted of:
    (millions of dollars)

                                        Sept. 30,    Dec. 31,   Sept. 30,
                                          2000        1999        1999
                                        --------    --------    --------
 Finished products and work in process    $760        $707        $696
 Raw materials and supplies                210         192         188
                                        --------    --------    --------
 Total inventories                        $970        $899        $884
                                        --------    --------    --------

(D) COMPREHENSIVE INCOME

    The components of comprehensive income are as follows:
    (millions of dollars)
                                             Quarter Ended   Nine Months Ended
                                                Sept. 30,        Sept. 30,
                                             -------------   -----------------
                                             2000     1999     2000      1999
                                             -----    -----   ------    ------
    Net earnings                              $84      $58     $284      $159
    Other comprehensive income (loss),
      net of tax:
      Foreign currency translation
        adjustment                             (1)      31       15        20
                                             -----    -----    -----    ------
    Comprehensive income                      $83      $89     $299      $179
                                             -----    -----    -----    ------
(E) TREASURY SHARES

    The number of common treasury shares were:
    September 30, 2000                22,397,780
    December 31, 1999                 23,097,178
    September 30, 1999                23,256,038

(F) EARNINGS PER SHARE

    The differences in common shares outstanding used in the calculations of basic and diluted earnings per common share for the quarter and the nine month period ended September 30, 2000 and 1999 are primarily due to the effect of stock options as shown in the reconciliation below:


                                           Quarter Ended                           Nine Months Ended
                                 --------------------------------        ------------------------------------
                                                        Per-Share                                   Per-Share
                                  Earnings    Shares     Amount           Earnings      Shares       Amount
                                 --------------------------------        ------------------------------------
                                 (millions) (thousands)                  (millions)   (thousands)
2000
----
Net earnings available to
  common shareholders             $    84     219,658    $  0.38          $    284      219,443      $  1.29
Dilutive effect of options              -         171                            -        1,251
                                  -------------------                     ----------------------
Diluted earnings per share        $    84     219,829    $  0.38          $    284      220,694      $  1.29

1999
----
Net earnings available to
  common shareholders             $    58     217,319    $  0.27          $    157      184,683      $  0.85
Effect of convertible
  preferred stock                       -           -                            2            -
Effect of accelerated
  stock repurchase program (1)          -       1,683                            -        1,683
Dilutive effect of options              -       2,088                            -        1,907
                                  -------------------                     ----------------------
Diluted earnings per share        $    58     221,090    $  0.26          $    159      188,273      $  0.84


---------------------
(1) The "Effect of accelerated stock repurchase program" in 1999 results from the dilutive effect of an obligation to a third party associated with the repurchase program. This obligation was outstanding for most of 1999.

(G) SEGMENT INFORMATION

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

Within the following discussion, unless otherwise stated, "quarter" and "nine month period" refer to the third quarter of 2000 and the nine months ended September 30, 2000. All comparisons are with the corresponding periods in the previous year, unless otherwise stated.

In January 1999, the company acquired LeaRonal, Inc. (LeaRonal), an electronic materials business and, on June 21, 1999, the company acquired Morton International, Inc. (Morton), a specialty chemicals producer (see details of these transactions in the "Notes to Consolidated Financial Statements" under "Note(A) Acquisitions and Divestitures" above). The results of LeaRonal and Morton have been included in the consolidated financial statements from the acquisition dates. In addition, unaudited pro forma information is presented for comparison purposes.

NET SALES BY BUSINESS SEGMENT AND REGION
----------------------------------------------------------------------------
(millions of dollars)
                         Quarter Ended         Nine Months Ended
                         September 30,           September 30,
                        ---------------    --------------------------
                                                           Pro Forma
                         2000    1999        2000     1999   1999 (1)
                        ---------------    --------------------------
BUSINESS SEGMENT
  Performance Polymers  $  862  $  899      $2,653   $2,082   $2,694
  Chemical Specialties     333     305       1,071      898    1,024
  Electronic Materials     322     210         868      501      613
  Salt                     160     163         578      180      625
                        ------  ------      ------   ------   ------
    Total               $1,677  $1,577      $5,170   $3,661   $4,956
                        ------  ------      ------   ------   ------

REGION
   North America        $  967  $  936      $3,025   $2,079   $2,966
   Europe                  380     399       1,250      933    1,313
   Asia-Pacific            241     162         655      447      468
   Latin America            89      80         240      202      209
                        ------  ------      ------   ------   ------
     Total              $1,677  $1,577      $5,170   $3,661   $4,956
                        ------  ------      ------   ------   ------

NET EARNINGS BY BUSINESS SEGMENT (1)
----------------------------------------------------------------
(millions of dollars)
                          Quarter Ended      Nine Months Ended
                          September 30,        September 30,
                         --------------      -----------------
                          2000     1999        2000     1999
                         --------------      -----------------
BUSINESS SEGMENT
  Performance Polymers    $ 66     $ 92       $ 237    $ 262
  Chemical Specialties      27       21          97       90
  Electronic Materials      29       12          77       31
  Salt                      (2)       -          10       (1)
  Corporate (2)            (36)     (67)       (137)    (223)
                         ------   ------     -------  -------
    Total                 $ 84     $ 58       $ 284    $ 159
                         ------   ------     -------  -------

NET EARNINGS BY BUSINESS SEGMENT, EXCLUDING NON-RECURRING ITEMS (1)
-------------------------------------------------------------------
(millions of dollars)
                           Quarter Ended            Nine Months Ended
                           September 30,              September 30,
                         ----------------       ------------------------
                                                               Pro Forma
                           2000    1999         2000     1999    1999 (3)
                         ----------------       ------------------------
BUSINESS SEGMENT
  Performance Polymers    $ 66     $100         $233     $267     $303
  Chemical Specialties      27       28          110       98      112
  Electronic Materials      29       14           79       40       35
  Salt                      (2)       1            9        1       27
  Corporate                (36)     (54)        (120)     (97)    (190)
                         ------   ------       ------   ------   ------
    Total                 $ 84     $ 89         $311     $309     $287
                         ------   ------       ------   ------   ------


(1) Segment earnings reflect after-tax operating results, including acquisition-related amortization of goodwill and other intangible assets and provision for restructuring.

(2) Corporate includes non-operating items such as interest income and expense, corporate governance costs, and corporate exploratory research. In the nine months ended September 30, 2000 and 1999, it includes a charge of $13 million for Rodel and $105 million for Morton for purchased in-process research and development associated with these acquisitions respectively.

(3) Pro forma results include adjustments for the Morton acquisition (June
    1999) and the LeaRonal acquisition (January 1999) as if they had occurred as of January 1, 1999.

RESULTS OF OPERATIONS
THIRD QUARTER 2000 VERSUS THIRD QUARTER 1999

Sales for the company were $1,677 million in the quarter, an increase of 6% over sales of $1,577 million in the prior year period. Earnings for the quarter were $84 million compared to $58 million in the prior year quarter. Excluding non-recurring items, earnings for the 1999 period were $89 million. Diluted earnings per common share was $.38 for the quarter.

Non-recurring items recorded during the third quarter of 1999 of $31 million (after-tax) included $7 million of one-time charges related primarily to the Morton acquisition, a $19 million provision for restructuring and $5 million of integration costs.

Performance Polymers quarterly earnings, excluding non-recurring items, decreased to $66 million from $100 million in the prior period. Sales were $862 million in the quarter compared to $899 million in 1999. Earnings declined due to higher raw material and natural gas-related energy costs, up almost 70% from the prior year period. Sales for the quarter were impacted by an economic slowing in the U.S. building, construction and automotive markets despite an overall volume growth of 4% over the same period of the prior year.

Despite an overall decline in sales for Performance Polymers, the Monomers business within the business segment experienced significant growth as a result of the acquired Stockhausen merchant monomer business. Excluding sales related to the divested Thermoplastic Polyurethane business, sales for the Adhesives and Sealants business remained flat for the period due to a slowdown in the U.S. label market in addition to a weaker Euro and supply difficulties. Demand for Plastics Additives products decreased significantly in North America during the quarter, although demand remained strong in Latin America and Asia. Sales to Powder coatings continued to improve, particularly in Europe, but were offset by weaker sales in Automotive Coatings.

Chemical Specialties earnings increased to $27 million in the third quarter of 2000 from $21 million in the 1999 period. 1999 third quarter earnings, excluding non-recurring items, were $28 million. Sales increased 9% to $333 million in the quarter from $305 million primarily as a result of strong sales in the Consumer and Industrial Specialties business and contributions from the acquired Acima business. The increase in sales in the Ion Exchange Resins business was the result of on-going turnaround efforts and improved market conditions. In addition, sales were up for the Agricultural Chemicals business despite unfavorable weather conditions primarily in the Asia Pacific region and unfavorable sociopolitical factors in Latin America.

Electronic Materials earnings of $29 million increased significantly from reported earnings of $12 million in the 1999 period. Excluding non-recurring items, earnings were $14 million in the 1999 period. Sales increased significantly to $322 million from $210 million in the 1999 period. Increases in earnings and sales were evident in all regions and markets within the Electronic Materials segment due to continued demand for new technologies. Increases in sales and earnings were also impacted by contributions from Rodel and Shipley Ronal, particularly in Asia. Results of operations for Rodel were consolidated during the second quarter of 2000, following the transactions that increased the company's ownership to approximately 90%.

Salt reported losses of $2 million in the quarter compared to prior period pro forma earnings, excluding non-recurring items, of $1 million. Sales of $160 million for the quarter were comparable to prior quarter sales of $163 million. The company sold its European salt business in the fourth quarter of 2000 (see details of this transaction in the "Notes to Consolidated Financial Statements" under "Note (A) Acquisitions and Divestitures").

The quarter's gross profit margin was 33%, down from 35% in the prior year period. The change in gross profit margin is primarily the result of an increase in hydrocarbon-based raw material prices, which were more than 70% higher in the third quarter of 2000 compared to the same period of the prior year. Higher energy costs, primarily due to natural gas prices and increased freight charges driven by higher fuel prices, also contributed to the change in gross profit margin. The company expects energy costs to continue to increase through the fourth quarter of 2000 while raw material costs are not expected to decrease significantly through this same period.

Selling, administrative and research expenses decreased to 19% of net sales for the quarter from 20% in the 1999 period due to savings from acquisition integration and on-going efforts to control internal costs to help offset the impact of higher raw material and energy costs discussed above.

Interest expense decreased to $59 million in 2000 from $66 million in 1999 due to a decrease in debt balances. Amortization of goodwill and other intangibles increased during the quarter to $40 million from $33 million in 1999 period, attributable to the company's acquisition activity during 2000.

Corporate expenses totaled $36 million in the quarter, compared to $67 million in the previous period. The 1999 period included higher interest expense as a result of financing the 1999 acquisitions. In addition, the corporate segment benefited from integration and internal cost savings during the quarter as mentioned above.

The effective tax rate for the third quarter of 2000 and 1999 remained level at 40% and 41%, respectively.

NINE MONTHS 2000 VERSUS NINE MONTHS 1999

Sales for the company were $5,170 million in the first nine months of 2000 compared to sales of $3,661 million and pro forma sales of $4,956 million in the prior year period. Earnings for the nine months were $284 million compared to $159 million in the prior period. Excluding non-recurring items, earnings were $311 million compared to $309 million and $287 million, on a pro forma basis, for the same periods. Diluted earnings per common share was $1.29 for the 2000 period.

Non-recurring items for the nine month 2000 period of $27 million (after-tax) included $14 million of purchased in-process research and development charges and other one-time charges related to the Rodel acquisition and $13 million of restructuring and integration costs. 1999 non-recurring items of $150 million included $112 million of purchased in-process research and development and other charges related to the Morton and LeaRonal acquisitions, a $19 million provision for restructuring, $14 million of charges resulting from the disposition of joint ventures, $13 million gain related to a favorable settlement with insurance carriers over certain environmental remediation matters, $10 million of integration and restructuring costs, and $8 million of asset write-downs and other charges in the Electronic Materials business segment.

Performance Polymers nine month earnings were $237 million compared to prior period earnings of $262 million. Excluding non-recurring items, earnings were $233 million compared to $267 million and $303 million, on a pro forma basis, in the nine month period of 1999. Sales increased to $2,653 million from $2,082 million in 1999 and were flat with 1999 pro forma sales of $2,694 million. Earnings declined due to continued higher raw material and natural gas-related energy costs particularly in the third quarter. Sales in 2000 were impacted by an economic slowing in the U.S. building, construction and automotive markets in addition to weaker European currencies. The Monomer business continued to report strong growth in the nine month period of 2000 as a result of the acquired Stockhausen merchant monomer business but was offset by a decrease in demand for Plastics Additives products, particularly in North America. Sales of Powder Coatings, on a pro forma basis, continued to improve but were offset by weaker sales in Automotive Coatings.

Chemical Specialties earnings increased to $97 million for the nine month period from earnings of $90 million for the 1999 period. Earnings, excluding non-recurring items, were $110 million, increasing from prior period earnings of $98 million and largely unchanged from 1999 pro forma earnings of $112 million. Sales increased to $1,071 million from sales of $898 million in the prior period and pro forma sales of $1,024 million. Sales increases were driven by Consumer and Industrial Specialties with contributions from Ion Exchange Resins and the acquired Acima business. These increases were offset by a decline in Agricultural Chemicals sales due to unfavorable weather conditions in several regions.

Electronic Materials earnings were $77 million versus $31 million in the prior nine month period. Excluding non-recurring items, earnings were $79 million and increased significantly from $40 million and pro forma amounts of $35 million in the 1999 period. Sales of $868 million increased considerably from prior period sales of $501 million and pro forma 1999 sales of $613 million. Increases in sales and earnings were evident in all regions and markets within the Electronic Materials segment due to continued demand for new technologies and contributions from Rodel and Shipley Ronal. Results of operations for Rodel were consolidated during the second quarter of 2000, following the transactions that increased the company's ownership to approximately 90%.

Salt earnings for the nine month period were $10 million compared to 1999 losses of $1 million. Excluding non-recurring items, earnings were $9 million for the 2000 period compared to $1 million and $27 million, on a pro forma basis, for the 1999 period. Sales decreased to $578 million in the period from 1999 pro forma sales of $625 million. The change in sales and earnings from the 1999 period to the 2000 period was largely attributable to the impact of a mild winter at the beginning of the year on ice control salt sales in contrast with a more severe winter in 1999.

Corporate expenses totaled $137 million in the nine months of 2000, compared to $223 million in the same period of the prior year. The 2000 and 1999 periods included charges of $13 million for Rodel and $105 million for Morton, respectively, for in-process research and development related to these acquisitions.

Gross profit margin was 34%, down from 38% from the prior nine month period. The change in gross profit margin is primarily the result of increased hydrocarbon-based raw material prices in addition to higher energy costs in the form of higher natural gas prices in the third quarter and increased freight costs due to higher fuel prices. To a lesser extent, former Morton businesses operating at lower margins than most legacy Rohm and Haas businesses and higher depreciation resulting from fair values being assigned to acquired assets also contributed to the change in gross profit margin. The impact of increased raw material prices is primarily in the Performance Polymers business segment. The extent to which these prices will continue to rise is uncertain, but the company has assumed that costs will remain elevated through the end of the year. The company is responding by actively pursuing increases in selling prices.

Selling, administrative and research (SAR) expenses decreased to 19% of net sales for the nine months ended September 30, 2000 from 20% on a pro forma basis for the same period of 1999. In 1999, the company began implementing a planned redesign of its selling and administrative infrastructure and instituted other cost saving measures associated with the integration of the Morton and LeaRonal acquisitions. The stated goal of these efforts was to reduce annual procurement, SAR and other expenses by $300 million. Through September 30, 2000, the $300 million run rate goal had been achieved through cost reductions in support services, procurement and manufacturing.

Interest expense increased to $181 million in 2000 from $95 million in 1999 due to higher debt levels resulting from acquisitions. Amortization of goodwill and other intangibles also increased significantly during the period to $120 million from $40 million in the 1999 period, attributable to acquisitions.

Other income was $24 million for the 2000 period compared to $1 million in 1999. The increase in the 2000 period was largely from foreign currency gains. The 1999 period includes Morton integration costs offset by a gain related to a favorable settlement with insurance carriers over certain environmental remediation matters. The $22 million loss on disposition of joint venture recorded in the 1999 period reflects the pre-tax settlement related to the 1998 sale of AtoHaas.

The effective tax rate for the nine months ended September 30, 2000 and 1999 was 38% and 50%, respectively. The effective tax rate excluding the non-tax deductible purchased in-process research and development charges was 37% and 38% for the respective nine month periods. The rates for both nine month periods also reflect the effect of certain non-tax deductible amortization charges resulting from the company's acquisition activities during those periods.

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

Net cash in-flows during the nine months ended September 30, 2000 and 1999 resulted in net increases in cash and cash equivalents of $7 million and $67 million, respectively. Both years included acquisition, divestiture and financing activities having a significant effect on the company's cash flows. Such activities are discussed at length in the "Notes to Consolidated Financial Statements" under "Note(A) Acquisitions and Divestitures" above.

Free cash flows for the nine month period in 2000 versus 1999 were as follows (in millions):

                                              Nine Months Ended
                                                September 30,
                                           --------------------
                                              2000        1999
                                            -------     -------
Cash provided by operating activities        $ 501       $ 521
Capital additions                             (226)       (198)
Dividends                                     (125)       (100)
                                            -------     -------
Free cash flow                               $ 150       $ 223
                                            -------     -------

Fixed asset additions during the nine months ended September 30, 2000 included an Acrylic Acid plant expansion in Houston, a Dithane plant expansion in China and an Emulsion plant expansion in Argentina in addition to on-going investments related to general support of manufacturing facilities. Capital spending for the full year of 2000 is expected to be approximately $400 million.

The debt ratio was 50% at the end of the quarter, compared with 52% at year-end 1999. (The debt ratio is total debt, net of cash, divided by the sum of net debt, minority interest, stockholders' equity and ESOP shares.) The reduction in debt during 2000 was primarily accomplished by the use of cash flows from operations and the net proceeds of divested businesses.

The company expects estimated working capital requirements and capital expenditures will be largely funded by cash from operations and through the company's credit facilities.

On October 19, 2000 the board of directors approved a quarterly dividend on common shares of 20 cents per common share payable December 1, 2000 to stockholders of record on November 3, 2000.

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

In Wood-Ridge, New Jersey, the company and Velsicol Chemical Corporation ("Velsicol") have been held jointly and severally liable for the cost of remediation necessary to correct mercury-related environmental problems associated with a mercury processing plant on the site prior to its acquisition by Morton. At the date of acquisition Morton had disclosed and accrued for certain ongoing studies, which were expected to be completed by the end of 2000, with regulatory decisions expected in 2001. In its allocation of the purchase price of Morton, the company accrued for additional study costs at December 31, 1999 and additional remediation costs in the first quarter of 2000 based on the progress of the technical studies. A separate study of the contamination in Berry's Creek, which runs near the plant site, and of the surrounding wetlands area is expected, but on a timetable yet to be determined; therefore, the estimated costs of remediation that may result from this separate study have not been considered in the allocation of the Morton purchase price. The company's ultimate exposure will also depend upon the continued ability of Velsicol and its indemnitor, Fruit of the Loom, Inc., which has filed for protection under the bankruptcy laws, to contribute to the cost of remediation and on the results of attempts to obtain contributions from others believed to share responsibility. A cost recovery action against these responsible parties is pending in federal court. Settlements have been reached with some defendants for claims considered de minimis associated with the Wood-Ridge plant site. Where appropriate, the analysis to determine the company's liability, if any, with respect to remedial costs at the above sites reflects an assessment of the likelihood and extent of participation of other potentially responsible parties.

During 1996, the EPA notified Morton of possible irregularities in water discharge monitoring reports filed by the Moss Point, Mississippi plant in early 1995. Morton investigated and identified other environmental issues at the plant. Though at the date of acquisition Morton had accrued for some remediation and legal costs, the company revised these accruals as part of the allocation of the purchase price of Morton based on its discussions with the authorities and on the information available as of June 30, 2000. On October 26, 2000 the company announced that it reached agreement with the EPA, the Department of Justice and the State of Mississippi, resolving these historic environmental issues, subject to court approval. The settlement includes payment of $20 million in civil penalties, $2 million in criminal penalties and $16 million in various Supplemental Environmental Projects (SEPs). The accruals established for this matter were sufficient to cover these and other related costs of the settlement.

The amount charged to earnings before tax for environmental remediation was $6 million and $10 million for the nine months ended September 30, 2000 and 1999, respectively. Remediation-related reserves were $190 million and $201 million at September 30, 2000 and December 31, 1999, respectively, and are recorded as "other liabilities" (current and long-term). These reserves include amounts resulting from the allocation of the purchase price of Morton. The company is pursuing lawsuits over insurance coverage for environmental liabilities. It is the company's practice to reflect environmental insurance recoveries in results of operations for the quarter in which the litigation is resolved through settlement or other appropriate legal process. Resolutions typically resolve coverage for both past and future environmental spending. The company settled with several of its insurance carriers and recorded income before tax for approximately $1 million and $22 million for the nine months ended September 30, 2000 and 1999, respectively.

In addition to accrued environmental liabilities, the company has reasonably possible loss contingencies related to environmental matters of approximately $93 million and $110 million at September 30, 2000 and December 31, 1999, respectively. Further, the company has identified other sites, including its larger manufacturing facilities, where additional future environmental remediation may be required, but these loss contingencies cannot reasonably be estimated at this time. These matters involve significant unresolved issues, including the number of parties found liable at each site and their ability to pay, the outcome of negotiations with regulatory authorities, the alternative methods of remediation and the range of costs associated with those alternatives. The company believes that these matters, when ultimately resolved, which may be over an extended period of time, will not have a material adverse effect on the consolidated financial position or consolidated cash flows of the company, but could have a material adverse effect on consolidated results of operations or cash flows in any given period.

LEGAL

There are pending lawsuits filed against Morton related to asbestos exposure at a facility in Weeks Island, Louisiana with additional lawsuits expected. The company expects that most of these cases will be dismissed because they are barred under worker's compensation laws; but cases involving asbestos-caused malignancies will not be barred under Louisiana law. Subsequent to the acquisition, the company commissioned medical studies to estimate possible future claims. Accruals were recorded at June 30, 2000 as part of the allocation of the purchase price of Morton based on the results of these studies.

NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, which addresses principles of revenue recognition. In October of 2000, the Emerging Issues Task Force (EITF) of the FASB reached consensus on EITF 00-10 "Accounting for Shipping and Handling Fees and Costs" and EITF 00-14 "Accounting for Certain Sales Incentives." Effective for the fourth quarter of 2000, this new accounting guidance relates primarily to the classification of certain costs in the company's statement of consolidated earnings. The company is currently evaluating the impact that SAB No. 101 and EITFs 00-10 and 00-14 will have on its financial statements and revenue recognition policies and procedures, if any.

In 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes a new model for the accounting and reporting of derivative and hedging transactions. The statement amends a number of existing standards and, as amended by SFAS No. 138, is scheduled to be effective for fiscal years beginning after June 15, 2000. The company will adopt this standard as of January 1, 2001, as required, and has established a task force which is evaluating the potential impact of foreign currency, interest rate, commodity and any embedded derivatives on its financial position or results of operations. Because of continual business-driven changes to its derivatives and hedging programs, its impact has not been fully assessed.

On March 31, 2000 the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" -- an interpretation of APB Opinion No. 25 (FIN 44) which generally applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provision related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. To the extent that events covered by FIN 44 occur after the applicable date but prior to July 1, 2000, the effect of applying FIN 44 shall be recognized on a prospective basis. Accordingly, no adjustment shall be made upon initial application of FIN 44 to financial statements for periods prior to July 1, 2000.

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

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS (See pages 7 through 9)

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a)  Exhibits:
               Exhibit (27) Financial Data Schedule

          (b)  Reports filed on Form 8-K during the quarter ended
               September 30, 2000:
               None.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





DATE: November 8, 2000                        ROHM AND HAAS COMPANY
      ---------------                            (Registrant)


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