Form 10-K
period 2000-12-31
ROHM & HAAS CO
filed 2001-03-28
CIK 84792

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000        Commission file number 1-3507

                           ---------------------------

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

                                                   Name of Each Exchange on
      Title of Each Class                              Which Registered
Common Stock of $2.50 par value                    New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [_].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Aggregate market value of voting stock held by nonaffiliates of the registrant as of February 28, 2001: $4,096,654,755

Common stock outstanding at February 28, 2001:  220,054,376 shares.

Documents incorporated by reference:

    Part I   - Annual Report to Stockholders for year ended December 31, 2000

    Part II  - Annual Report to Stockholders for year ended December 31, 2000

    Part III - Definitive Proxy Statement to be filed with the Securities and
               Exchange Commission, except the Report on Executive Compensation, Graph titled "Cumulative Total Return to Shareholders" and Audit Committee Report included therein.

    Part IV  - Annual Report to Stockholders for year ended December 31, 2000

                                                                          PART I

Item 1.  Business


Rohm and Haas Company -- Sales by Business

                                                                             Pro Forma
                                                                   --------------------------
                                                2000                 1999               1998
                                              -----------------------------------------------

     Coatings                                  $1,103              $1,110              $1,082
     Adhesives and Sealants                       707                 737                 711
     Plastic Additives                            441                 490                 468
     Specialty Polymers                           395                 402                 405
     Monomers                                     382                 305                 337
     Surface Finishes                             373                 507                 518
                                               ------              ------              ------

     Performance Polymers Segment              $3,401              $3,551              $3,521
                                               ------              ------              ------

     Agricultural Chemicals                    $  530              $  534              $  505
     Consumer and Industrial Specialties          406                 374                 347
     Performance Chemicals                        248                 248                 271
     Ion Exchange Resins                          224                 211                 212
                                               ------              ------              ------

     Chemical Specialties Segment              $1,408              $1,367              $1,335
                                               ------              ------              ------

     Shipley Ronal                             $  699              $  621              $  230
     Microelectronics                             496                 246                 576
                                               ------              ------              ------

     Electronic Materials Segment              $1,195              $  867              $  806
                                               ------              ------              ------

     Salt Segment                              $  875              $  930              $  841
                                               ------              ------              ------

     Total Sales                               $6,879              $6,715              $6,503
                                               ------              ------              ------

                                                                Products/
Business           2000 Sales         Markets                   Technology                  End Uses
--------           ----------         -------                   ----------                  --------

Performance        $3,401 million
Polymers

  Coatings         $1,103 million     Bldg. & Construction      A range of                  House paints
                                      Home Improvement          intermediate                Traffic paints
                                      (do-it-yourself           products and                Maintenance ctgs.
                                      and contractor            additives for               Metal ctgs.
                                      segments)                 paints and coatings         Varnishes
                                                                (acrylic and solvent
                                                                based emulsions)

  Adhesives        $  707 million     Packaging                 A full-range of             Pressure-sensitive
  & Sealants                          Bldg. & Construction      adhesives and                 tapes and labels
                                      Transportation            laminate materials          Packaging tapes
                                      Home Improvement          (acrylic, urethane,         Interior car linings
                                                                polyester/urethane          Weather stripping
                                                                emulsion polymers)          Engine mounts
                                                                                            Cable wrap
                                                                                            Caulks, cements
                                                                                            Roof coatings
                                                                                            Sealants

  Plastics         $  441 million     Bldg. & Construction      A wide range of             PVC pipe
  Additives                           Home/Office Goods         additives that impart       Plastic packaging
                                      Electronics &             desired properties          Vinyl siding
                                          Comms. Devices        into the end plastic,       Wall systems
                                      Transportation            or help machinery           Vinyl windows
                                      Recreation                run more efficiently        Fencing & decks
                                                                (acrylic-based modifiers,   Interior automotive
                                                                tin-based stabilizers,        parts
                                                                lubricants and              Appliances and
                                                                additives)                    business machines

  Specialty        $  395 million     Packaging                 An array of versatile       Coated papers
  Polymers                            Graphic Arts              emulsion polymers             and paper board
                                      Apparel                   and other                   Printing inks
                                      Home & Office Goods       technologies                Non-woven fibers
                                      Transportation                                        Textile finishes
                                      Bldg. & Construction                                  Leather

  Monomers         $  382 million     Bldg. & Construction      Produces essential          Adhesives
                                      Personal Care             starting materials          Paints & Coatings
                                      Automotive                for acrylic products        Floor polishes
                                                                and specialty               Hair sprays
                                                                monomers                    Superabsorbent
                                                                                            products

                                                                Products/
Business           2000 Sales         Markets                   Technology                  End Uses
--------           ----------         -------                   ----------                  --------

Surface Finishes   $  373 million

  Automotive                          Transportation            Water, solvent and          Cars and trucks
  Coatings                                                      urethane based
                                                                exterior and interior
                                                                coatings for plastic
                                                                parts

  Powder                              Home/Office Goods         Epoxy, polyester            Metal finishes on
  Coatings                            Recreation, Lawn &        and acrylic powder          cars, shelving,
                                         Garden                 coatings applied            tables and chairs,
                                      Transportation            at a full-range of          office furniture,
                                      Bldg. & Construction      temperatures                cabinetry and
                                      Electronics and                                       machinery
                                         Comms. Devices

Chemical           $1,408 million
Specialties

  Agricultural                        Food & Food-related       Fungicides,                 Fruits, nuts,
  Chemicals        $  530 million     Recreation                herbicides                  vegetables,
                                      Lawn & Garden             and insecticides            turf and
                                                                                            ornamental
                                                                                            shrubs

  Consumer &                          Household Products        Antimicrobial,              Laundry and
  Industrial       $  406 million     Personal Care             dispersant, and             dishwasher
  Specialties                         Industrial Processing     a range of other            detergents
                                      Bldg. & Construction      technologies                Shampoos, lotions
                                                                                            conditioners
                                                                                            hair sprays
Performance
Chemicals          $  248 million

  Organic                             Industrial processing     Liquid & solid dyes         Gasoline and
  Specialties                         Lubricants & fuels        for petroleum uses          diesel fuels
                                                                Sulfer-based                Permanent
                                                                intermediates               markers
                                                                and salt-forming            Dyes
                                                                bases                       Corrosion
                                                                                            inhibitors

                                                                Products/
Business           2000 Sales         Markets                   Technology                  End Uses
--------           ----------         -------                   ----------                  --------

  Inorganic                                                     Sodium borohydride          Pharmaceutical
  & Specialty                                                   and related                 products
  Solutions                                                     technologies                Papers and
                                                                                            recycled newsprint

  Ion Exchange                        Food & Food-related       Anion and cation            Soft drinks and
  Resins           $  224 million     Electronics and           ion exchange resins         juices
                                       Comms. Devices           and adsorbents              Ultrapure water
                                      Pharmaceutical                                        Catalysis
                                      Home/Office Goods                                     Pharmaceuticals
                                      Industrial Processing

Electronic         $1,195 million
Materials

  Shipley          $  699 million     Electronics and           Enabling technology         Cellular phones
  Ronal                                 Comms. Devices          for all aspects of the      PCs
                                      Transportation            manufacture of              Mainframe
                                      Home/Office Goods         printed wiring              computers
                                                                boards;                     Automotive parts
                                                                processes critical to       Office equipment
                                                                electronic components,      Electronic games
                                                                advanced packaging and      Steel and metal
                                                                industrial finishing        finishing
                                                                markets

  Micro-           $  496 million     Electronics and           Essential technology        PCs
  electronics                           Comms. Devices          for creating state-         Cellular phone &
                                      Home/Office Goods         of-the-art integrated         other comms.
                                      Transportation            circuits:                     devices
                                      Recreation                photoresists,               Home appliances
                                                                anti-reflective             Office equipment
                                                                coatings,                   Electronic games
                                                                chemical mechanical         Cars, trucks, etc.
                                                                planarization (CMP)

Salt               $  875 million     Food & Food Related       Salt in all forms           Table salt
                                      Transportation            produced through            Cooking salt
                                      Industrial Processing     vacuum pan                  Home water
                                      Home/Office Goods         production,                 conditioning salt
                                                                solar evaporation, or       Highway salt
                                                                mined rock salt             Chemical processing
                                                                                            salt
                                                                                            Salt blocks for feed


     In addition to the above, the information indicated below appears in the 2000 Annual Report to Stockholders (Stockholders' Report) and is incorporated by reference:
                                                           Page of
                                                        Stockholders'
                                                           Report
                                                        -------------
   Business operations:
     Performance Polymers.............................         6
     Chemical Specialties.............................        12
     Electronic Materials.............................        16
     Salt.............................................        20
   Industry segment information for years 1998-2000...        51
   Foreign operations for years 1998-2000.............        52
   Employees..........................................        62

     Raw Materials

     The company uses a variety of commodity chemicals as raw materials in its operations. In most cases, these raw materials are purchased from multiple sources under long-term contracts. For the company's Performance Polymers and Chemical Specialties segment, most of these materials are hydrocarbon derivatives such as propylene, acetone and styrene.

     Competition and Seasonality

     The principal market segments in which the company competes are described in the company's Annual Report to Stockholders on pages 6 through 21. The company experiences vigorous competition in each of these segments and its competitors include many large multinational chemical firms based in Europe, Japan and the United States. In some cases, the company competes against firms which are producers of commodity chemicals which the company must purchase as the raw materials to make its products. The company, however, does not believe this places it at any significant competitive disadvantage. The company's products compete with products offered by other manufacturers on the basis of price, product quality and specifications, and customer service. Most of the company's products are specialty chemicals which are sold to customers who demand a high level of customer service and technical expertise from the company and its sales force. Also, seasonality is an important factor affecting the operations of certain of the company's businesses.

     Research and Development

     The company maintains its principal research and development laboratories at Spring House, Pennsylvania. Research and development expenses, substantially all company sponsored, totaled $259 million, $224 million and $207 million in 2000, 1999 and 1998, respectively. The company believes that its many intellectual properties are of substantial value in the manufacturing, marketing and application of its various products. Though the company is not dependent, to a material extent, upon any one trademark, patent or license certain of the company's businesses may be so dependent.

     Environmental Matters

     A discussion of environmental matters is incorporated herein by reference to pages 32 and 34 of the Stockholders' Report.


Item 2.  Properties

     The company, its subsidiaries and affiliates presently operate more than 100 manufacturing facilities in 25 countries. A list identifying those facilities is found on page 65 of the company's Annual Report to Stockholders which is hereby incorporated by reference. Additional information addressing the suitability, adequacy and productive capacity of the company's facilities is found on page 34 of the company's Stockholders' Report and throughout the various business discussions of the company's industry segments found on pages 6 through 21 of the Stockholders' Report.


Item 3.  Legal Proceedings

     A discussion of legal proceedings is incorporated herein by reference to pages 57 through 59 of the Stockholders' Report.


Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of 2000.


                                     PART II


Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

     The company's common stock of $2.50 par value is traded on the New York Stock Exchange (Symbol: ROH). There were 9,226 registered common stockholders as of December 31, 2000. The 2000 and 1999 quarterly summaries of the high and low prices of the company's common stock and the amounts of dividends paid on common stock are presented on pages 39 and 60 of the Stockholders' Report and are incorporated in this Form 10-K by reference.


Item 6.  Selected Financial Data

     The company's summary of selected financial data and related notes for the years 1996 through 2000 are incorporated in this Form 10-K by reference to pages 62 through 64 of the Stockholders' Report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's discussion and analysis of 1998 to 2000 results is incorporated herein by reference to pages 27 through 39 of the Stockholders' Report. These items should be read in conjunction with the consolidated financial statements and related notes to financial statements presented on pages 41 through 61 of the Stockholders' Report.

     Cautionary Statements

     Any statements made by the company in its filings with the Securities and Exchange Commission or other communications (including press releases and analyst meetings and calls) that are not statements of historical fact are forward-looking statements. These statements include, without limitation, those relating to anticipated product plans, litigation and environmental matters, currency effects, profitability, and other commitments or goals. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These risks and uncertainties include, but are not limited to, the following:

     1) Currencies and Economic Conditions. Approximately half of the company's revenues are from outside the United States, a significant portion of which are denominated in foreign currencies. Also, significant production facilities are located outside the United States. The company's financial results therefore can be affected by changes in foreign currency rates. Though the company uses certain financial instruments to mitigate these effects, it does not hedge its foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on the company's earnings, cash flows and fair values of assets and liabilities. Accordingly, reported revenue, net income, cash flows and fair values have been and in the future may be affected by changes in foreign exchange rates. In addition, because of the extensive nature of the company's foreign business activities, financial results could be adversely affected by changes in worldwide economic conditions, changes in trade policies or tariffs, changes in interest rates, and political unrest.

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

     6) Environmental. Risks and uncertainties related to environmental matters are discussed on pages 32 through 34 of the Stockholders' Report and are incorporated herein by reference.


Item 7a.  Market Risk Discussion

     Management's discussion of market risk is incorporated herein by reference to page 38 and 39 of the Stockholders' Report.

Item 8.  Financial Statements and Supplementary Data

     The consolidated balance sheets as of December 31, 2000, and 1999, and the related consolidated statements of earnings, stockholders' equity and cash flows for the years ended December 31, 2000, 1999, and 1998, together with the report of PricewaterhouseCoopers LLP dated March 8, 2001 are incorporated in this Form 10-K by reference to pages 39 through 61 of the Stockholders' Report. Supplementary selected quarterly financial data is incorporated in this Form 10-K by reference to pages 39 and 60 of the Stockholders' Report.


Item 9.  Disagreements on Accounting and Financial Disclosure

     No reports on Form 8-K were filed during 2000 or 1999 relating to any disagreements with accountants on accounting and financial disclosure.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

                                      and

Item 11.  Executive Compensation

     The information called for by Items 10 and 11 of this Form 10-K report for the fiscal year ended December 31, 2000, has been omitted, except for the information presented below, because the company will file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to regulation 14(a) under the Securities Exchange Act of 1934.

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

Bradley J. Bell, 48, senior vice president and chief financial officer since 1999; vice president, chief financial officer and treasurer from 1997 to 1998; previously vice president and treasurer of Whirlpool Corporation from 1987 to 1997.

Pierre R. Brondeau, 43, vice president and director of the electronic materials business group since 1999; president and chief executive officer of Shipley Company, LLC since 1999; president and chief operating officer of Shipley Company, LLC since 1998; vice president and chief operating officer of Shipley Company, LLC from 1997 to 1998; director of research, sales and marketing of Shipley Company, LLC from 1995 to 1997.

Nance K. Dicciani, 53, senior vice president, director of chemical specialties business group and director of the European region since 1999; vice president 1993 to 1998; director for monomers and chairman of RohMax from 1996 to 1998; previously business unit director for petroleum chemicals from 1991 to 1996.

J. Michael Fitzpatrick, 54, president, chief operating officer and director since 1999; vice president since 1993; chief technology officer from 1996 to 1998; previously director of research from 1993 to 1995.

Joseph J. Forish, 48, vice president and director of human resources since 1999; previously vice president of human resources for a unit of Bristol-Myers Squibb Corporation from 1989 to 1999.

Raj L. Gupta, 55, chairman, chief executive officer and director since 1999; vice chairman since 1999; vice president and regional director of Asia-Pacific from 1993 to 1998.

Robert A. Lonergan, 55, vice president and general counsel since 1999; previously senior vice president, general counsel and secretary of PegasusGold, Inc. from 1995 to 1999.

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


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  Documents filed as part of this report:

          1. Financial Statements

             The consolidated financial statements of Rohm and Haas Company are incorporated in this Form 10-K by reference to pages 39 through 59 of the Stockholders' Report , a complete copy of which follows page 11 (follows Schedule II) of this report, together with the report of PricewaterhouseCoopers LLP dated March 8, 2001.

          2. Financial Statement Schedule

             The following supplementary financial information is filed in this Form 10-K and should be read in conjunction with the financial statements in the Stockholders' Report:
                                                                           Page
          Independent Accountants' Report on Financial                     ----
             Statement Schedule..........................................   12

             Schedule submitted:

             II - Valuation and qualifying accounts for the years
                    2000, 1999 and 1998 .................................   11

             The schedules not included herein are omitted because they are not applicable or the required information is presented in the financial statements or related notes.

             3.  Exhibits
                 Exhibit (3)(i), Restated Certificate of Incorporation
                 Exhibit (4), Certificate of Designation of Series A Junior
                  Participating Preferred Stock.
                 Exhibit (12), Computation of Ratio of Earnings to Fixed
          Charges for the company and subsidiaries, is attached as page 19 of this Form 10-K.
                 Exhibit (13), Annual Report to Stockholders, follows page 11 of this report.
                 Exhibit (21), Subsidiaries of the registrant, is attached as pages 20 and 22 of this Form 10-K.
                 Exhibit (23), Consent of PricewaterhouseCoopers LLP, attached as page 23 of this report

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Rohm and Haas Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               /s/ Bradley J. Bell
                               ------------------------------------------
                                                Bradley J. Bell
                               Senior Vice President and Chief Financial Officer
March 26, 2001

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 26, 2001 by the following persons on behalf of the registrant and in the capacities indicated.


        Signature and Title                         Signature and Title
        -------------------                         -------------------

       /s/   Raj L. Gupta                      /s/   James A. Henderson
-----------------------------------         ---------------------------------
          Raj L. Gupta                            James A. Henderson
Director, Chairman of the Board and                    Director
      Chief Executive Officer


       /s/   Bradley J. Bell                    /s/   Richard L. Keyser
-----------------------------------         ---------------------------------
          Bradley J. Bell                          Richard L. Keyser
 Senior Vice President and Chief                       Director
         Financial Officer


      /s/   William J. Avery                    /s/   John H. McArthur
-----------------------------------         ---------------------------------
         William J. Avery                          John H. McArthur
             Director                                  Director


     /s/   James R. Cantalupo                   /s/   Jorge P. Montoya
-----------------------------------         ---------------------------------
        James R. Cantalupo                         Jorge P. Montoya
             Director                                  Director


   /s/   J. Michael Fitzpatrick                  /s/   Sandra O. Moose
-----------------------------------         ---------------------------------
      J. Michael Fitzpatrick                        Sandra O. Moose
             Director                                  Director


       /s/   Earl G. Graves                     /s/   Gilbert S. Omenn
-----------------------------------         ---------------------------------
          Earl G. Graves                           Gilbert S. Omenn
             Director                                  Director


        /s/   David W. Haas                    /s/   Ronaldo H. Schmitz
-----------------------------------         ---------------------------------
           David W. Haas                          Ronaldo H. Schmitz
             Director                                  Director


       /s/   Thomas W. Haas                   /s/   Marna C. Whittington
-----------------------------------         ---------------------------------
          Thomas W. Haas                         Marna C. Whittington
             Director                                  Director

                                                                     Schedule II



                     ROHM AND HAAS COMPANY AND SUBSIDIARIES
                        Valuation and Qualifying Accounts


                                                  Year Ended December 31,
                                          -----------------------------------
                                            2000        1999          1998
                                          --------   ----------    ----------
                                                  (millions of dollars)

Deducted from Accounts Receivable -
     Allowances for losses:
          Balance at beginning of year     $ 37         $ 12          $ 15
          Additions charged to earnings      14            6             3
          Acquisitions                        2           22           --
          Charge-offs, net of recoveries    (10)          (3)           (6)
                                           ----         ----          ----

          Balance at end of year           $ 43         $ 37          $ 12
                                           ====         ====          ====

                      Report of Independent Accountants on
                          Financial Statement Schedule



To the Board of Directors and
Stockholders of Rohm and Haas Company:


Our audits of the consolidated financial statements referred to in our report dated March 8, 2001 appearing in the 2000 Annual Report to Stockholders of Rohm and Haas Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP
-------------------------------
    PricewaterhouseCoopers LLP


Philadelphia, Pennsylvania
March 8, 2001