Form 10-K/A
period 2000-12-31
ROHM & HAAS CO
filed 2001-03-29
CIK 84792

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

    Part IV  - Annual Report to Stockholders for year ended December 31, 2000

                                                                          PART I

Item 1.  Business


Rohm and Haas Company -- Sales by Business

                                                                             Pro Forma
                                                                   --------------------------
                                                2000                 1999               1998
                                              -----------------------------------------------

     Coatings                                  $1,103              $1,110              $1,082
     Adhesives and Sealants                       707                 737                 711
     Plastic Additives                            441                 490                 468
     Specialty Polymers                           395                 402                 405
     Monomers                                     382                 305                 337
     Surface Finishes                             373                 507                 518
                                               ------              ------              ------

     Performance Polymers Segment              $3,401              $3,551              $3,521
                                               ------              ------              ------

     Agricultural Chemicals                    $  530              $  534              $  505
     Consumer and Industrial Specialties          406                 374                 347
     Performance Chemicals                        248                 248                 271
     Ion Exchange Resins                          224                 211                 212
                                               ------              ------              ------

     Chemical Specialties Segment              $1,408              $1,367              $1,335
                                               ------              ------              ------

     Shipley Ronal                             $  699              $  621              $  576
     Microelectronics                             496                 246                 230
                                               ------              ------              ------

     Electronic Materials Segment              $1,195              $  867              $  806
                                               ------              ------              ------

     Salt Segment                              $  875              $  930              $  841
                                               ------              ------              ------

     Total Sales                               $6,879              $6,715              $6,503
                                               ------              ------              ------

                                                                Products/
Business           2000 Sales         Markets                   Technology                  End Uses
--------           ----------         -------                   ----------                  --------

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