Form 10-Q
period 2001-03-31
ROHM & HAAS CO
filed 2001-05-15
CIK 84792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED MARCH 31, 2001          COMMISSION FILE NUMBER 1-3507


                R O H M   A N D   H A A S   C O M P A N Y
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


          DELAWARE                                  23-1028370
--------------------------------           -----------------------------
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



Common stock outstanding at April 30, 2001:    220,187,150 SHARES
                                               ------------------

                     ROHM AND HAAS COMPANY AND SUBSIDIARIES
                                    FORM 10-Q

INDEX

PART I -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

     1. Statements of Consolidated Earnings for the Quarter Ended March 31, 2001 and 2000.
     2. Statements of Consolidated Cash Flows for the Quarter Ended March 31, 2001 and 2000.
     3. Condensed Consolidated Balance Sheets as of March 31, 2001, December 31, 2000 and March 31, 2000.
     4.   Notes to Consolidated Financial Statements.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK Management's discussion of market risk is incorporated herein by reference to Item 7a of the Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001.

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS (See pages 9 through 11)

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

PART 1- FINANCIAL INFORMATION
ITEM 1- FINANCIAL STATEMENTS
ROHM AND HAAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED EARNINGS                                                   (Unaudited)

----------------------------------------------------------------------------------------------------------
     (in millions of dollars, except per-share amounts)
                                                                                     Quarter Ended
                                                                                        March 31,
                                                                            ------------------------------

                                                                               2001               2000
                                                                            ----------------- ------------
Net sales                                                                  $ 1,688               $ 1,765
Cost of goods sold                                                           1,181                 1,162
--------------------------------------------------------------------------------------------------------
     Gross profit                                                              507                   603
--------------------------------------------------------------------------------------------------------
Selling and administrative expense                                             246                   261
Research and development expense                                                63                    59
Interest expense                                                                56                    62
Amortization of goodwill and other intangibles                                  39                    38
Share of affiliate net earnings                                                  3                     6
Provision for restructuring                                                     --                    13
Other income, net                                                               --                    12
--------------------------------------------------------------------------------------------------------
     Earnings before income taxes                                              106                   188
Income taxes                                                                    42                    65
--------------------------------------------------------------------------------------------------------
Earnings before cumulative effect of accounting change                          64                   123
Cumulative effect of accounting change,net of income taxes                       2                    --
--------------------------------------------------------------------------------------------------------
     Net earnings                                                          $    62               $   123
--------------------------------------------------------------------------------------------------------
Earnings per common share (in dollars):
Basic
  Before cumulative effect of accounting change                            $   .29               $   .56
  Cumulative effect of accounting change                                      (.01)                   --
  Net Earnings                                                             $   .28               $   .56
Diluted
  Before cumulative effect of accounting change                            $   .29               $   .56
  Cumulative effect of accounting change                                      (.01)                   --
  Net Earnings                                                             $   .28               $   .56

Common dividends                                                           $   .20               $   .19

Average common shares outstanding (millions):
           - Basic                                                           220.0                 219.2
           - Diluted                                                         221.0                 221.1

  See Notes to Consolidated Financial Statements.

ROHM AND HAAS COMPANY AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS                                                 (Unaudited)
-------------------------------------------------------------------------------------------------------------
                                                                                          Quarter Ended
                                                                                            March 31,
                                                                                  ---------------------------
                                                                                        2001          2000
                                                                                  --------------   ----------
                                                                                      (Millions of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings                                                                            $  62           $ 123
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation                                                                           110             106
   Amortization of goodwill                                                                16              14
   Amortization of intangibles                                                             23              24
  Changes in assets and liabilities, net of
   acquisitions and divestitures:
    Deferred income taxes                                                                 (11)            (40)
    Accounts receivable                                                                    28             (94)
    Inventories                                                                             9              32
    Accounts payable and accrued liabilities                                             (292)           (159)
    Income taxes payable                                                                   57              42
    Other, net                                                                            (25)            (48)
--------------------------------------------------------------------------------------------------------------
  Net cash provided (used) by operating activities                                        (23)             --
--------------------------------------------------------------------------------------------------------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
Acquisitions of businesses and affiliates,
  net of cash acquired                                                                   (101)           (324)
Proceeds on sale of businesses, net of cash sold                                           --             175
Additions to land, buildings and equipment                                                (96)            (72)
--------------------------------------------------------------------------------------------------------------
  Net cash used for investing activities                                                 (197)           (221)
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                                   --             361
Repayments of long-term debt                                                               (4)            (55)
Net change in short-term borrowings                                                       245             (39)
Payment of dividends                                                                      (42)            (42)
--------------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                               199             225
--------------------------------------------------------------------------------------------------------------
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (21)              4

Cash and cash equivalents at beginning of period                                           92              57
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                              $  71           $  61
--------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.


ROHM AND HAAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS                                (Unaudited)
---------------------------------------------------------------------------------------------------
   (Millions of dollars)
                                                      March 31,      December 31,         March 31,
                                                        2001             2000               2000
                                                      ---------      ------------         ---------

Assets
 Current assets:
    Cash and cash equivalents                         $     71          $     92          $     61
    Receivables, net                                     1,467             1,479             1,443
    Inventories (Note C)                                   958               967               869
    Prepaid expenses and other assets                      265               243               185
---------------------------------------------------------------------------------------------------
        Total current assets                             2,761             2,781             2,558
---------------------------------------------------------------------------------------------------

 Land, buildings and equipment, net                      3,223             3,339             3,436
 Goodwill and other intangible assets, net               4,613             4,596             4,361
 Other assets                                              594               551             1,073
---------------------------------------------------------------------------------------------------
                                                      $ 11,191          $ 11,267          $ 11,428
---------------------------------------------------------------------------------------------------

 Liabilities and Stockholders' Equity
 Current liabilities:
    Notes payable                                     $  1,142          $    549          $    900
    Trade and other payables                               602               662               587
    Accrued liabilities                                    490               746               665
    Accrued income taxes payable                           308               237               215
---------------------------------------------------------------------------------------------------
         Total current liabilities                       2,542             2,194             2,367
---------------------------------------------------------------------------------------------------

Long-term debt                                           2,844             3,225             3,428
Employee benefits                                          603               619               610
Other liabilities                                        1,556             1,553             1,429
Minority interest                                           20                23                19
Commitments and contingencies (Note B)
Stockholders' equity:
   Common stock: shares issued - 242,078,367               605               605               605
   Additional paid-in capital                            1,959             1,956             1,946
   Retained earnings                                     1,537             1,518             1,414
---------------------------------------------------------------------------------------------------
                                                         4,101             4,079             3,965
   Less: Treasury stock (Note E)                           211               214               220
   Less: ESOP shares                                       117               119               123
   Accumulated other comprehensive income (loss)          (147)              (93)              (47)
---------------------------------------------------------------------------------------------------
       Total stockholders' equity                        3,626             3,653             3,575
---------------------------------------------------------------------------------------------------
                                                      $ 11,191          $ 11,267          $ 11,428
---------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These interim financial statements are unaudited, but, in the opinion of management, all adjustments, which are of a normal recurring nature, have been made to present fairly the company's financial position, results of operations and cash flows. Certain prior year amounts have been restated to conform to current year presentation. These financial statements should be read in conjunction with the financial statements, accounting policies and the notes included in the company's annual report for the year ended December 31, 2000.


(A)  ACQUISITIONS, DIVESTITURES AND RESTRUCTURING

The company completed the following acquisition and joint venture activities in 2000:

- Entered into a joint venture with Stockhausen GmbH & Co. KG (Stockhausen) of Germany to form a global partnership for the manufacture of acrylic acid. In conjunction with the joint venture the company acquired Stockhausen's merchant monomer business in Europe in the first quarter of 2000.

- Increased its ownership in Rodel from 48% to approximately 90% for a cost of approximately $200 million. Rodel was a privately-held, Delaware-based leader in precision polishing technology serving the semiconductor, memory disk and glass polishing industries. Through March 31, 2000, the investment had been accounted for on the equity method with the company's share of earnings reported as equity in affiliates. Beginning in the second quarter, the transaction with Rodel, increasing the company's ownership to approximately 90%, was accounted for using the purchase method with results of operations combined during the second quarter. The financial statements reflect the allocation of the purchase price based on estimated fair values, and resulted in acquired goodwill of $58 million, which is being amortized on a straight-line basis over 30 years and identifiable intangible assets of $224 million which are being amortized over a range of 10 to 30 years. Thirteen million dollars of the purchase price was allocated to IPR&D related to chemical mechanical planarization and surface preparation technologies under development and was recorded as a charge in the second quarter. During the first quarter of 2001 the company increased its ownership in Rodel to approximately 98% for an additional cost of approximately $78 million.

- Acquired 95% of Acima A.G.(Acima), a Swiss company specializing in biocidal formulations, polyurethane catalysts and other specialty chemicals and also acquired an 80% interest in Silicon Valley Chemical Laboratories, Inc. (SVC), a privately-held supplier of high technology products for the semiconductor industry. These transactions were accounted for using the purchase method.

- Acquired the photoresist business of Mitsubishi Chemical Corporation in the second quarter. Mitsubishi Chemical is a leading producer of G-line, I-line and deep UV photoresist chemistry used to make semiconductor chips. The transaction was accounted for using the purchase method.

In conjunction with the acquisitions of Acima, SVC and Mitsubishi photoresist, the company recorded goodwill of $36 million which is being amortized over a range of 20 to 40 years.

The company completed the following divestitures in 2000:

- Sold its Industrial Coatings business to BASF Corporation in the first quarter for approximately $175 million, subject to working capital adjustments.

- Sold its Thermoplastic Polyurethane business to Huntsman Corporation for $120 million in the third quarter, subject to working capital adjustments.

- Sold its European Salt business, Salins-Europe, to a consortium, which includes management, led by Union d'Etudes et d'Investissements SA, a wholly-owned subsidiary of Credit Agricole, in the fourth quarter for approximately $270 million.

These three businesses were acquired by the company in June 1999 as part of the acquisition of Morton and were recorded at fair value; accordingly, no gain or loss was recorded on these transactions.

- Sold its 50% interest in TosoHaas to its joint venture partner, Tosoh Corporation in the fourth quarter.

Pro forma information is not presented, as the 2000 acquisitions and divestitures were not material to the company's results of operations or consolidated financial position. The results of operations of acquired businesses are included in the company's consolidated financial statements from the respective dates of acquisition, except as noted above.

In November 2000, the company commenced preliminary discussions with US Salt Holdings LLC for the purpose of exploring a possible future business alliance involving its North American Salt segment. The discussions ended amicably in the first quarter of 2001 as the companies could not agree on terms that met their respective strategic objectives.

In March 2001, the company agreed to sell its Agricultural Chemicals business to Dow AgroSciences LLC, a wholly owned subsidiary of Dow Chemical Company, for approximately $1 billion, subject to a post-closing working capital adjustment. Though the U.S. Federal Trade Commission finished its Hart-Scott-Rodino review in April of 2001, similar reviews in foreign jurisdictions are still pending. The transaction is scheduled for closing in the second quarter of this year. The company ultimately expects to recognize a gain on the divestiture of the business. Upon the divestiture of this major line of business, the company expects to classify Agricultural Chemicals as a discontinued operation.


Restructuring reserve activity for the first quarter ended March 31,2001 was as follows:

--------------------------------------------------------------------------------
(millions of dollars)
--------------------------------------------------------------------------------

                                             Decreases
                                                 to
                                              Reserve
                                         -----------------
                            Reserve at                         Reserve at
                             Dec. 31,      Cash     Other      March 31,
                              2000       Payments  Changes       2001
                           ----------------------------------------------

Severance/other employee
  related charges             $13          (1)        ---        $12
Lease terminations/other       20          (1)        (7)         12
                              ---          ---        ---        ---
                              $33          (2)        (7)        $24
                           ----------------------------------------------
--------------------------------------------------------------------------------

A provision for restructuring was recognized in the first quarter of 2000 for $13 million ($8 million after-tax) related to the Ion Exchange Resins business. This charge is primarily related to the write-down of plant assets in addition to severance costs for approximately 100 people, which is net of certain pension settlement and curtailment gains.

The company is examining its entire cost structure in an effort to reposition and streamline its organizational structure, work processes, manufacturing and non-manufacturing resources to enhance its financial performance. The Performance Polymers segment has been especially affected by significant increases in raw material and energy costs combined with slowing of demand in the marketplace. The Electronic Materials segment is experiencing sharp declines particularly in its Printed Wire Board (PWB) business in North America as customers in this region experience slowdowns and, in some cases, the closing of production facilities.

The company's repositioning effort will consist of continuing substantial investment for infrastructure improvements and research initiatives for targeted growth businesses, including Architectural and Powder Coatings, Consumer and Industrial Specialties, Electronic Materials, and Adhesives and Sealants. It will also consist of an aggressive campaign to reduce fixed costs by rationalizing excess capacity, consolidating offices and labs, and examining the future role of marginal business segments and product lines. As part of these efforts the company has announced the restructuring of the Electronic Materials Segment's PWB business in North America and has made decisions to exit the Liquid Polysulfide Sealants business and close the production unit in Kankakee, Illinois, both part of the Performance Polymers segment, and to cease production at the Chemical Specialities Segment's Paterson, New Jersey facility. When these and numerous other initiatives are complete, they will yield approximately $200 million of annual cost savings by the fourth quarter 2002. The company will also align its organizational structure with its more tightly-focused global businesses, clearly differentiated business models, and regional growth strategies.

This undertaking is expected to result in a reduction of approximately 6% to 7% of the current workforce. The company will report by the end of the second quarter the conclusions reached during this repositioning effort including a more complete estimate of annual cost savings. These initiatives will result in non-recurring restructuring charges in the second quarter.

(B) CONTINGENT LIABILITIES,GUARANTEES AND COMMITMENTS

ENVIRONMENTAL

There is a risk of environmental damage in chemical manufacturing operations. The company's environmental policies and practices are designed to ensure compliance with existing laws and regulations and to minimize the possibility of significant environmental damage. The laws and regulations under which the company operates require significant expenditures for remediation, capital improvements and the operation of environmental protection equipment. Future developments and even more stringent environmental regulations may require the company to make additional unforeseen environmental expenditures. The company's major competitors are confronted by substantially similar environmental risks and regulations.

The company is a party in various government enforcement and private actions associated with former waste disposal sites, many of which are on the U.S. Environmental Protection Agency's (EPA) Superfund priority list and has been named a potentially responsible party at approximately 140 inactive waste sites where remediation costs have been or may be incurred under the Federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. In some of these cases the company may also be held responsible for alleged personal injury or property damage and has provided for future costs at certain of these sites. The company is also involved in corrective actions at some of its manufacturing facilities.

The company considers a broad range of information when determining the amount of its remediation accruals, including available facts about the waste site, existing and proposed remediation technology and the range of costs of applying those technologies, prior experience, government proposals for this or similar sites, the liability of other parties, the ability of other principally responsible parties to pay costs apportioned to them and current laws and regulations. These accruals are updated quarterly as additional technical and legal information becomes available; however, at certain sites, the company is unable, due to a variety of factors, to assess and quantify the ultimate extent of its responsibility for study and remediation costs. Major sites for which reserves have been provided are the non-company-owned Lipari, Woodland and Kramer sites in New Jersey, and Whitmoyer in Pennsylvania and company-owned sites in Bristol and Philadelphia, Pennsylvania, Houston, Texas, Moss Point, Mississippi and Wood-Ridge, New Jersey.

In Wood-Ridge, New Jersey, Morton and Velsicol Chemical Corporation ("Velsicol") have been held jointly and severally liable for the cost of remediation necessary to correct mercury-related environmental problems associated with a mercury processing plant on the site prior to its acquisition by Morton. At the date of acquisition Morton had disclosed and accrued for certain ongoing studies, which were expected to be completed during 2002, with regulatory decisions expected by the end of 2002. A separate study of the contamination in Berry's Creek, which runs near the plant site, and of the surrounding wetlands area is expected, but on a timetable yet to be determined. The company's ultimate exposure will also depend upon the continued ability of Velsicol and its indemnitor, Fruit of the Loom, Inc., which has filed for protection under the bankruptcy laws, to contribute to the cost of remediation. These parties are currently late in paying their share of the last assessment for expenses. Ultimately exposure will also depend on the results of attempts to obtain contributions from others believed to share responsibility. A cost recovery action against these responsible parties is pending in federal court. Settlements have been reached with some defendants for claims considered de minimis associated with the Wood-Ridge plant site. Where appropriate, the analysis to determine the company's liability, if any, with respect to remedial costs at the above sites reflects an assessment of the likelihood and extent of participation of other potentially responsible parties.

During 1996, the EPA notified Morton of possible irregularities in water discharge monitoring reports filed by the Moss Point, Mississippi plant in early 1995. Morton investigated and identified other environmental issues at the plant. In 2000 the company reached agreement with the EPA, the Department of Justice and the State of Mississippi, resolving these historical environmental issues. The agreement received court approval in early 2001. The final settlement includes payment of $20 million in civil penalties, which was paid in the first quarter of 2001, $2 million in criminal penalties and $16 million in various Supplemental Environmental Projects. The accruals established for this matter were sufficient to cover these and other related costs of the settlement.

The amount charged to earnings before tax for environmental remediation was $3 million in the first quarter of 2001 and $2 million in the first quarter of 2000. The reserves for remediation were $163 million and $185 million at March 31, 2001 and December 31, 2000, respectively, and are recorded as "other liabilities" (current and long-term). The company is pursuing lawsuits seeking insurance indemnification for certain environmental liabilities. It is the company's practice to reflect environmental insurance recoveries in results of operations for the quarter in which the litigation is resolved through settlement or other appropriate legal processes. Resolutions typically resolve coverage for both past and future environmental spending.

In addition to accrued environmental liabilities, the company has reasonably possible loss contingencies related to environmental matters of approximately $73 million at March 31, 2001 and December 31, 2000. Further, the company has identified other sites, including its larger manufacturing facilities, where additional future environmental remediation may be required, but these loss contingencies cannot reasonably be estimated at this time. These matters involve significant unresolved issues, including the number of parties found liable at each site and their ability to pay, the outcome of negotiations with regulatory authorities, the alternative methods of remediation and the range of costs associated with those alternatives. The company believes that these matters, when ultimately resolved, which may be over an extended period of time, will not have a material adverse effect on the consolidated financial position or consolidated cash flows of the company, but could have a material adverse effect on consolidated results of operations or cash flows in any given period.

LEGAL

There are pending lawsuits filed against Morton related to employee exposure to asbestos at a manufacturing facility in Weeks Island, Louisiana with additional lawsuits expected. The company expects that most of these cases will be dismissed because they are barred under worker's compensation laws; but the company may be liable for cases involving asbestos-caused malignancies as these cases may not be barred under Louisiana law. Subsequent to the acquisition, the company commissioned medical studies to estimate possible future claim and recorded accruals based on the results.

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


(C)    Inventories consist of:
       (millions of dollars)
                                                    Mar. 31,     Dec. 31,    Mar. 31,
                                                      2001         2000        2000
                                                    --------     --------    --------
       Finished products and work in process         $ 738        $ 771       $ 672
       Raw material and supplies                       220          196         197
                                                    --------     --------    --------
       Total Inventories                             $ 958        $ 967       $ 869
                                                    --------     --------    --------

(D)    The components of comprehensive income are as follows:
       (millions of dollars)
                                                                            Quarter Ended
                                                                              March 31,
                                                                          ------------------
                                                                           2001         2000
                                                                           ----         ----
       Net earnings                                                        $ 62         $123
       Other comprehensive income, net of tax:
              Foreign currency translation adjustment*                      (94)          10
              Current period changes in fair value of
                 derivative and non-derivative instruments
                 qualifying as hedges                                        34           (3)
              Cumulative effect of accounting change                          6           --
                                                                            ----        ----
              Comprehensive income                                         $  8         $130
                                                                            ----        ----

*This includes the impact of a change in the functional currency of a majority of the company's foreign entities to their respective local currency.

(E) TREASURY SHARES

    The number of common treasury shares were:
    March 31, 2001                21,905,869
    December 31, 2000             22,141,494
    March 31,2000                 22,727,512

(F) EARNINGS PER SHARE

The differences in common shares outstanding used in the calculations of basic and diluted earnings per common share for the quarter ended March 31, 2001 and 2000 are primarily due to the effect of stock options as shown in the reconciliation below:


                                                Quarter Ended March 31,
                                        -------------------------------------
                                                                   Per-Share
                                         Earnings        Shares     Amount
                                               (Millions)
                                        -------------------------------------
2001
----
Net earnings                               $ 62          220.0       $0.28
Dilutive effect of options                  --             1.0
                                        -------------------------------------
Diluted earnings per share                 $ 62          221.0       $0.28

2000
----
Net earnings                               $123          219.2       $0.56
Dilutive effect of options                  --             1.9
                                        -------------------------------------
Diluted earnings per share                 $123          221.1       $0.56



(G) For the company's segment information, see the "Net Sales by Business Segment and Region" and "Net Earnings by Business Segment" tables within Management's Discussion and Analysis of Financial Condition and Results of Operations on page 14.

(H) In 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes a new model for the accounting and reporting of derivative and hedging transactions. The statement amends a number of existing standards and, as amended by SFAS No. 138, is effective for fiscal years beginning after June 15, 2000. As required, the company adopted this standard as of January 1, 2001.

This standard requires that all derivative instruments be reported on the balance sheet at fair value. For instruments designated as fair value hedges, changes in the fair value of the instrument will largely be offset on the income statement by changes in the fair value of the hedged item. For instruments designated as cash flow hedges, the effective portion of the hedge is reported in other comprehensive income until it is reclassified to earnings in the same period in which the hedged item has an impact on earnings. For instruments designated as a hedge of net investments in foreign operating units not using the U.S. Dollar as its functional currency, changes in the fair value of the instrument will be offset in other comprehensive income to the extent that they are effective as economic hedges. Changes in the fair value of derivative instruments, including embedded derivatives, that are not designated as a hedge will be recorded each period in the current earnings along with any ineffective portion of hedges.

The company is exposed to market risk from changes in foreign currency exchange rates, interest rates, and commodity prices as it denominates its business transactions in a variety of foreign currencies, finances its operations through long- and short-term borrowings, and purchases raw materials at market prices. As a result, future earnings, cash flows and fair values of assets and liabilities are subject to uncertainty. The company has established policies governing activities of managing these financial and market risks. As discussed fully in the 2000 Annual Report on Form 10-K, the company uses derivative financial instruments to mitigate or reduce certain of those risks.

As a result of adopting SFAS 133, the company recorded a $6 million after-tax cumulative income effect to accumulated other comprehensive income, and a charge to net income of $2 million, to recognize at fair value all derivative instruments as of January 1, 2001. A reconciliation of current period changes, net of applicable income taxes, within accumulated other comprehensive income, due to use of derivative and non-derivative instruments qualifying as hedges, is as follows:

   Balance at December 31, 2000                                  $  9
   Transition adjustment as of January 1, 2001                      6
   Current period changes in fair value                            40
   Reclassification to earnings, net                               (4)
                                                                 ----
   Balance at March 31, 2001                                     $ 51

The adoption of SFAS No. 133 will not materially change management's risk policies and practices nor will compliance with the standard materially impact the reported results from operations. Additional disclosures required by SFAS 133, as amended, are provided in the following paragraphs by respective hedging objectives.

The Company enters into foreign currency option, foreign currency forward and commodity swap contracts to reduce the variability of operating cash flows resulting from changes in foreign currency exchange rates and commodity prices. These foreign currency and commodity contracts are designated as cash flow hedges of forecasted transactions and generally cover all or a portion of the Company's exposure for the next twelve month period. The amount reclassified as an income from accumulated other comprehensive income amounted to $4 million after income taxes in the first quarter. The ineffective portion of changes in fair values of hedges amounted to $2 million after income taxes. Both the effective and ineffective portions of cash flow hedges recorded in the income statement were classified in other income, net.

Of $51 million recorded within accumulated other comprehensive income at March 31, 2001, $13 million, net of income taxes, represents the effective portion of cash flow hedges, which is expected to be reclassified to earnings over the four quarter period ending March 31, 2002. The actual amounts that will be reclassified to earnings over the next four quarters will vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings during the first quarter in connection with forecasted transactions that were no longer considered probable of occurring.

The Company uses cross-currency interest rate swaps and non-derivative instruments to hedge the foreign currency exposures of the company's net investments in foreign operating units. These transactions are designated as hedges of net investment. The effective portion of changes in fair values of hedges, recorded within accumulated other comprehensive income, amounted to $38 million after income taxes at March 31, 2001. The amount excluded from the measure of effectiveness on these net investment hedges amounted to $3 million before income taxes for the first quarter, and was recorded as a reduction to interest expense.

As of March 31, 2001, the company maintains hedge positions that are effective as hedges from an economic perspective but do not qualify for hedge accounting under SFAS 133, as amended. Such hedges consist primarily of emerging market foreign currency option and forward contracts, and have been marked to market through income with an immaterial impact on earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements for the year ended December 31, 2000 and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 2000 Annual Report on Form 10-K.

Within the following discussion, unless otherwise stated, "quarter" refers to the quarter ended March 31, 2001 and "prior period" refers to the quarter ended March 31, 2000. All comparisons are with the corresponding period in the previous year, unless otherwise stated.

NET SALES BY BUSINESS SEGMENT AND REGION
--------------------------------------------------------------------

                                                 Quarter Ended
                                                   March 31,
                                             ---------------------
                                               2001         2000
                                             --------     --------
                                             (millions of dollars)
    BUSINESS SEGMENT
       Performance Polymers                   $  794       $  882
       Chemical Specialties                      326          362
       Electronic Materials                      297          225
       Salt                                      271          296
                                              ------       ------

         Total                                $1,688       $1,765
                                              ------       ------

    REGION
       North America                          $1,009       $1,054
       Europe                                    391          461
       Asia-Pacific                              215          182
       Latin America                              73           68
                                              ------       ------

         Total                                $1,688       $1,765
                                              ------       ------


NET EARNINGS BY BUSINESS SEGMENT (2)
--------------------------------------------------------------------
                                                 Quarter Ended
                                                   March 31,
                                             ---------------------
                                               2001         2000
                                             --------     --------
                                             (millions of dollars)
    BUSINESS SEGMENT
      Performance Polymers                    $   32       $   91
      Chemical Specialties                        36           36
      Electronic Materials                        26           22
      Salt                                        18           18
      Corporate (1)                              (50)         (44)
                                              ------       ------

         Total                                $   62       $  123
                                              ------       ------

       Per common share,
            diluted (in dollars):             $  .28       $  .56
                                              ------       ------

NET EARNINGS BY BUSINESS SEGMENT, EXCLUDING NON-RECURRING ITEMS (2)
--------------------------------------------------------------------
                                                 Quarter Ended
                                                   March 31,
                                             ---------------------
                                               2001         2000
                                             --------     --------
                                             (millions of dollars)
    BUSINESS SEGMENT
      Performance Polymers                    $   32       $   88
      Chemical Specialties                        36           48
      Electronic Materials                        26           22
      Salt                                        18           18
      Corporate  (1)                             (48)         (42)
                                              ------       ------

         Total                                $   64       $  134
                                              ------       ------


(1) Corporate includes non-operating items such as interest income and expense,corporate governance costs,and corporate exploratory research. Year 2001 includes the cumulative effect of the accounting change related to the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

(2) Segment earnings reflect after-tax operating results, net of acquisition-related amortization of goodwill and other intangible assets and provision for restructuring.

FIRST QUARTER 2001 VERSUS FIRST QUARTER 2000

Earnings for the quarter decreased 50% to $62 million from $123 million in the prior period. Diluted earnings per common share were $.28 compared to $.56 in the 2000 period. The quarter's non-recurring charge of $2 million (after-tax) reflects the cumulative effect of the accounting change related to the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." First quarter 2000 non-recurring items of $11 million (after-tax) were comprised of restructuring charges of $8 million in addition to integration-related consulting charges of $3 million. Sales for the company were $1,688 million in the quarter compared to sales of $1,765 million or a decline of 4% from the prior year period. Sales in North America were down 4% while European sales declined 15%. Sales increased 18% in Asia-Pacific and 7% in Latin America regions.

Performance Polymers quarterly earnings decreased 65% to $32 million from prior period earnings of $91 million, reflecting both decreased sales and increased raw material and energy costs. Sales decreased 10% to $794 million from $882 million in 2000. Volume was down 6% in the first quarter of 2001 from the prior year period. Sales decreases were most significant in Specialty Polymers, Plastic Additives and Automotive Coatings as a result of the slow down in the North American building, construction and automotive markets. Coatings business sales also declined from the year ago quarter due to lower sales in North America offset by increased sales in all other regions. Monomers reported good growth in North America, Europe and Latin America.

As a result of the decline in Performance Polymers market growth from historical levels, the company is reviewing its strategy to bring capacity in line with current market demand. As a part of this process within the Performance Polymers segment, the company plans to exit the Liquid Polysulfide and Insulated Glass businesses and cease production of these products by mid December, 2001 at the Moss Point, Mississippi plant. In addition, all other business lines at the Moss Point chemical facility are being reviewed strategically as a result of the Liquid Polysulfide and Insulated Glass decision. Many of these other product lines are within the Adhesives and Sealants Business and will continue to be valued contributors to the company. The company's intention is to continue production of these products regardless of where they ultimately may be manufactured. Final conclusions regarding the Moss Point facility and decisions relating to other Businesses and Segments are expected by the end of June 2001.

Chemical Specialties earnings of $36 million for the quarter remained unchanged from the prior period. Earnings, excluding non-recurring items, were $36 million, down 25% from prior period earnings of $48 million. Sales decreased 10% to $326 million in the quarter from sales of $362 million. Agricultural Chemical sales declined from the prior year period primarily caused by unfavorable weather conditions that delayed plantings in North America and increased competition in fungicides resulting in lower sales. There were also sales decreases in Ion Exchange Resins and Organic Specialties. Sales increased in Consumer and Industrial Specialties helped by the acquired Acima biocides business.

In March 2001, the company agreed to sell its Agricultural Chemicals business to Dow AgroSciences LLC, a wholly owned subsidiary of Dow Chemical Company, for approximately $1 billion, subject to a post-closing working capital adjustment. Though the U.S. Federal Trade Commission finished its Hart-Scott-Rodino review in April of 2001, similar reviews in foreign jurisdictions are still pending. The transaction is scheduled for closing in the second quarter of this year. The company ultimately expects to recognize a gain on the divestiture of the business. Upon the divestiture of this major line of business, the company expects to classify Agricultural Chemicals as a discontinued operation.

Electronic Materials earnings of $26 million increased 18% above reported earnings of $22 million in the 2000 period. Sales increased 32% to $297 million from $225 million in the previous period. This increase was due to continued good growth for leading edge products used to make high-end semiconductor chips and sales of deep UV photoresists and chemical mechanical planarization (CPM) products. Also, the 2001 period includes the sales of Rodel, which were consolidated in the second quarter of 2000. Offsetting the sales growth was a significant slowing in demand from North American PWB customers as the quarter progressed.

The Electronic Material business is accelerating the restructuring of its PWB business to respond to the significant slowing of demand from the North American PWB market and the migration of business to Asia. The company will shut-down two and a half manufacturing facilities in the U.S. This action is expected to result in cost savings of approximately $20 to $25 million by the end of this year.

Salt earnings were $18 million in the first quarter remaining unchanged from the prior period. Sales decreased 8% to $271 million in the quarter compared to 2000 sales of $296 million. The company sold its European salt business in the fourth quarter of 2000 (see details of this transaction in the "Notes to Consolidated Financial Statements" under "Note (A) Acquisitions and Divestitures"). On a same-business basis sales for the first quarter of 2001 were up more than 11% over the year ago period. The Salt business had good ice-control sales in the quarter due to more severe winter conditions during the current period and also experienced good growth in non-ice control areas such as food processing, industrial and consumer salt.

Corporate expenses totaled $50 million in the quarter, compared to $44 million in the previous period. The first quarter of 2001 reflects lower interest costs due to lower debt levels when compared to the prior period. Offsetting this was a decrease in other income, which in the prior year period reflected income from a variety of one-time items such as certain legal and insurance settlements.

The quarter's gross profit margin was 30%, down from 34% from the prior year period. The change in gross profit margin is primarily the result of reduced volumes, higher raw material and energy costs in the form of higher natural gas prices and increased freight costs due to higher fuel prices when compared to the prior period.

Selling, administrative and research expenses (SAR), decreased 3% during the quarter to $309 million from $320 million in the prior period. SAR expenses as a percentage of sales were 18% for the current and prior year periods.

Interest expense decreased to $56 million in 2001 from $62 million in 2000, due primarily to lower debt levels as compared to the prior period. Amortization of goodwill and other intangibles increased slightly during the quarter to $39 million from $38 million in the prior period.

A provision for restructuring was recognized in the first quarter of 2000 for $13 million ($8 million after-tax) related to the Ion Exchange Resins business. This charge is primarily related to the write-down of plant assets in addition to severance costs for approximately 100 people, which is net of certain pension settlement and curtailment gains.

The company is examining its entire cost structure in an effort to reposition and streamline its organizational structure, work processes, manufacturing and non-manufacturing resources to enhance its financial performance. The Performance Polymers segment has been especially affected by significant increases in raw material and energy costs combined with slowing of demand in the marketplace. The Electronic Materials segment is experiencing sharp declines particularly in its Printed Wire Board (PWB) business in North America as customers in this region experience slowdowns and, in some cases, the closing of production facilities.

The company's repositioning effort will consist of continuing substantial investment for infrastructure improvements and research initiatives for targeted growth businesses, including Architectural and Powder Coatings, Consumer and Industrial Specialties, Electronic Materials, and Adhesives and Sealants. It will also consist of an aggressive campaign to reduce fixed costs by rationalizing excess capacity, consolidating offices and labs, and examining the future role of marginal business segments and product lines. As part of these efforts the company has announced the restructuring of the Electronic Materials Segment's PWB business in North America and has made decisions to exit the Liquid Polysulfide Sealants business and close the production unit in Kankakee, Illinois, both part of the Performance Polymers segment, and to cease production at the Chemical Specialities Segment's Paterson, New Jersey facility. When these and numerous other initiatives are complete, they will yield approximately $200 million of annual cost savings by the fourth quarter 2002. The company will also align its organizational structure with its more tightly-focused global businesses, clearly differentiated business models, and regional growth strategies.

This undertaking is expected to result in a reduction of approximately 6% to 7% of the current workforce. The company will report by the end of the second quarter the conclusions reached during this repositioning effort including a more complete estimate of annual cost savings. These initiatives will result in non-recurring restructuring charges in the second quarter.

Affiliate net earnings for the first quarter were $3 million compared to $6 million in the prior period. Earnings from Rodel in the prior year quarter were accounted for on the equity method with earnings reported as equity in affiliates. In the second quarter of 2000, the company began accounting for the transaction using the purchase method with results of operations combined during that quarter.

Other income was $12 million in the prior year period versus no other income in the current period. In 2000 income included various one-time items such as certain insurance and other legal settlements.

The effective tax rate for the first quarter of 2001 and 2000 was 40% and 34%, respectively. Excluding a one-time effect of certain tax rate changes in Europe, the effective tax rate for the first quarter of 2000 would have been 36%. The current quarter tax rate was higher than in the prior year due primarily to the effect of this quarter's lower earnings in relation to fixed non-deductible, non-cash costs, such as goodwill amortization.

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

Net cash in-flows during the first quarter 2001 and 2000 resulted in net increases (decreases) in cash and cash equivalents of $(21) million and $4 million, respectively. Both periods included acquisition, divestiture and financing activities having a significant effect on the company's cash flows. Such activities are discussed at length in the "Notes to Consolidated Financial Statements" under "Note (A) Acquisitions and Divestitures" above.

Free cash flows for the three month period in 2001 versus 2000 were as follows (in millions):
                                                Three Months Ended
                                               --------------------
                                                    March 31,
                                               --------------------
                                                 2001       2000
                                                 -----     ------
Cash used by operating activities                $ (23)     $  --
Capital additions                                  (96)       (72)
Dividends                                          (42)       (42)
                                                 -----      -----
Free cash flow                                   $(161)     $(114)
                                                 -----      -----

Fixed asset additions during the three months ended March 31, 2001 included the Enterprise Resource Planning project, completion of Rodel Expansion in Delaware, Methyl Methacrylate capacity expansion and Catalyst purchases in Houston. Capital expenditures in 2001 are not expected to exceed depreciation expense.

The debt ratio was 51% at the end of the first quarter of 2001 compared with 49% at year-end 2000. (The debt ratio is total debt, net of cash, divided by the sum of net debt, minority interest, shareholders' equity and ESOP shares.) The increase in debt during the first quarter 2001 was driven primarily by seasonal factors and by the additional investment in Rodel which was completed in March 2001. (See Note-A in Notes to Consolidated Financial Statements.) The company has reclassified all of its commercial paper to short term notes payable as it expects to repay this debt in one year through normal operations and net proceeds from the sale of its Agricultural Chemicals business. At December 31, 2000 a portion of commercial paper was classified as long term debt.

The company expects estimated working capital requirements and capital expenditures will be largely funded by cash from operations and through the company's credit facilities.

ENVIRONMENTAL

There is a risk of environmental damage in chemical manufacturing operations. The company's environmental policies and practices are designed to ensure compliance with existing laws and regulations and to minimize the possibility of significant environmental damage. The laws and regulations under which the company operates require significant expenditures for remediation, capital improvements and the operation of environmental protection equipment. Future developments and even more stringent environmental regulations may require the company to make additional unforeseen environmental expenditures. The company's major competitors are confronted by substantially similar environmental risks and regulations.

The company is a party in various government enforcement and private actions associated with former waste disposal sites, many of which are on the U.S. Environmental Protection Agency's (EPA) Superfund priority list and has been named a potentially responsible party at approximately 140 inactive waste sites where remediation costs have been or may be incurred under the Federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. In some of these cases the company may also be held responsible for alleged personal injury or property damage and has provided for future costs at certain of these sites. The company is also involved in corrective actions at some of its manufacturing facilities.

The company considers a broad range of information when determining the amount of its remediation accruals, including available facts about the waste site, existing and proposed remediation technology and the range of costs of applying those technologies, prior experience, government proposals for this or similar sites, the liability of other parties, the ability of other principally responsible parties to pay costs apportioned to them and current laws and regulations. These accruals are updated quarterly as additional technical and legal information becomes available; however, at certain sites, the company is unable, due to a variety of factors, to assess and quantify the ultimate extent of its responsibility for study and remediation costs. Major sites for which reserves have been provided are the non-company-owned Lipari, Woodland and Kramer sites in New Jersey, and Whitmoyer in Pennsylvania and company-owned sites in Bristol and Philadelphia, Pennsylvania, Houston, Texas, Moss Point, Mississippi and Wood-Ridge, New Jersey.

In Wood-Ridge, New Jersey, Morton and Velsicol Chemical Corporation ("Velsicol") have been held jointly and severally liable for the cost of remediation necessary to correct mercury-related environmental problems associated with a mercury processing plant on the site prior to its acquisition by Morton. At the date of acquisition Morton had disclosed and accrued for certain ongoing studies, which were expected to be completed during 2002, with regulatory decisions expected by the end of 2002. A separate study of the contamination in Berry's Creek, which runs near the plant site, and of the surrounding wetlands area is expected, but on a timetable yet to be determined. The company's ultimate exposure will also depend upon the continued ability of Velsicol and its indemnitor, Fruit of the Loom, Inc., which has filed for protection under the bankruptcy laws, to contribute to the cost of remediation. These parties are currently late in paying their share of the last assessment for expenses. Ultimately exposure will also depend on the results of attempts to obtain contributions from others believed to share responsibility. A cost recovery action against these responsible parties is pending in federal court. Settlements have been reached with some defendants for claims considered de minimis associated with the Wood-Ridge plant site. Where appropriate, the analysis to determine the company's liability, if any, with respect to remedial costs at the above sites reflects an assessment of the likelihood and extent of participation of other potentially responsible parties.

During 1996, the EPA notified Morton of possible irregularities in water discharge monitoring reports filed by the Moss Point, Mississippi plant in early 1995. Morton investigated and identified other environmental issues at the plant. In 2000 the company reached agreement with the EPA, the Department of Justice and the State of Mississippi, resolving these historical environmental issues. The agreement received court approval in early 2001. The final settlement includes payment of $20 million in civil penalties, which was paid in the first quarter of 2001, $2 million in criminal penalties and $16 million in various Supplemental Environmental Projects. The accruals established for this matter were sufficient to cover these and other related costs of the settlement.

The amount charged to earnings before tax for environmental remediation was $3 million in the first quarter of 2001 and $2 million in the first quarter of 2000. The reserves for remediation were $163 million and $185 million at March 31, 2001 and December 31, 2000, respectively, and are recorded as "other liabilities" (current and long-term). The company is pursuing lawsuits seeking insurance indemnification for certain environmental liabilities. It is the company's practice to reflect environmental insurance recoveries in results of operations for the quarter in which the litigation is resolved through settlement or other appropriate legal processes. Resolutions typically resolve coverage for both past and future environmental spending.

In addition to accrued environmental liabilities, the company has reasonably possible loss contingencies related to environmental matters of approximately $73 million at March 31, 2001 and December 31, 2000. Further, the company has identified other sites, including its larger manufacturing facilities, where additional future environmental remediation may be required, but these loss contingencies cannot reasonably be estimated at this time. These matters involve significant unresolved issues, including the number of parties found liable at each site and their ability to pay, the outcome of negotiations with regulatory authorities, the alternative methods of remediation and the range of costs associated with those alternatives. The company believes that these matters, when ultimately resolved, which may be over an extended period of time, will not have a material adverse effect on the consolidated financial position or consolidated cash flows of the company, but could have a material adverse effect on consolidated results of operations or cash flows in any given period.

NEW ACCOUNTING PRONOUNCEMENTS

Accounting for Derivative Instruments and Other Hedging Activities


In 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes a new model for the accounting and reporting of derivative and hedging transactions. The statement amends a number of existing standards and, as amended by SFAS No. 138, is effective for fiscal years beginning after June 15, 2000. As required, the company adopted this standard as of January 1, 2001.

This standard requires that all derivative instruments be reported on the balance sheet at fair value. For instruments designated as fair value hedges, changes in the fair value of the instrument will largely be offset on the income statement by changes in the fair value of the hedged item. For instruments designated as cash flow hedges, the effective portion of the hedge is reported in other comprehensive income until it is reclassified to earnings in the same period in which the hedged item has an impact on earnings. For instruments designated as a hedge of net investments in foreign operating units not using the U.S. Dollar as its functional currency, changes in the fair value of the instrument will be offset in other comprehensive income to the extent that they are effective as economic hedges. Changes in the fair value of derivative instruments, including embedded derivatives, that are not designated as a hedge will be recorded each period in the current earnings along with any ineffective portion of hedges.

The company is exposed to market risk from changes in foreign currency exchange rates, interest rates, and commodity prices as it denominates its business transactions in a variety of foreign currencies, finances its operations through long- and short-term borrowings, and purchases raw materials at market prices. As a result, future earnings, cash flows and fair values of assets and liabilities are subject to uncertainty. The company has established policies governing activities of managing these financial and market risks. As discussed fully in the 2000 Annual Report on Form 10-K, the company uses derivative financial instruments to mitigate or reduce certain of those risks.

As a result of adopting SFAS 133, the company recorded a $6 million after-tax cumulative income effect to accumulated other comprehensive income, and a charge to net income of $2 million, to recognize at fair value all derivative instruments as of January 1, 2001. A reconciliation of current period changes, net of applicable income taxes, within accumulated other comprehensive income, due to use of derivative and non-derivative instruments qualifying as hedges, is as follows:

   Balance at December 31, 2000                                  $  9
   Transition adjustment as of January 1, 2001                      6
   Current period changes in fair value                            40
   Reclassification to earnings, net                               (4)
                                                                 ----
   Balance at March 31, 2001                                     $ 51

The adoption of SFAS No. 133 will not materially change management's risk policies and practices nor will compliance with the standard materially impact the reported results from operations. Additional disclosures required by SFAS 133, as amended, are provided in the following paragraphs by respective hedging objectives.

The Company enters into foreign currency option, foreign currency forward and commodity swap contracts to reduce the variability of operating cash flows resulting from changes in foreign currency exchange rates and commodity prices. These foreign currency and commodity contracts are designated as cash flow hedges of forecasted transactions and generally cover all or a portion of the Company's exposure for the next twelve month period. The amount reclassified as an income from accumulated other comprehensive income amounted to $4 million after income taxes in the first quarter. The ineffective portion of changes in fair values of hedges amounted to $2 million after income taxes. Both the effective and ineffective portions of cash flow hedges recorded in the income statement were classified in other income, net.

Of $51 million recorded within accumulated other comprehensive income at March 31, 2001, $13 million, net of income taxes, represents the effective portion of cash flow hedges, which is expected to be reclassified to earnings over the four quarter period ending March 31, 2002. The actual amounts that will be reclassified to earnings over the next four quarters will vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings during the first quarter in connection with forecasted transactions that were no longer considered probable of occurring.

The Company uses cross-currency interest rate swaps and non-derivative instruments to hedge the foreign currency exposures of the company's net investments in foreign operating units. These transactions are designated as hedges of net investment. The effective portion of changes in fair values of hedges, recorded within accumulated other comprehensive income, amounted to $38 million after income taxes at March 31, 2001. The amount excluded from the measure of effectiveness on these net investment hedges amounted to $3 million before income taxes for the first quarter, and was recorded as a reduction to interest expense.

As of March 31, 2001, the company maintains hedge positions that are effective as hedges from an economic perspective but do not qualify for hedge accounting under SFAS 133, as amended. Such hedges consist primarily of emerging market foreign currency option and forward contracts, and have been marked to market through income with an immaterial impact on earnings.

Other Standards

The Emerging Issues Task Force (EITF) of the FASB reached consensus in 2000 on EITF 00-10 "Accounting for Shipping and Handling Fees and Costs." This new accounting guidance is effective for the fourth quarter of 2000 and relates primarily to the classification of certain costs in the company's statement of consolidated earnings with reclassification of prior reporting required. The company has reclassified its shipping and handling costs of the Salt segment to cost of sales from net sales in 2000 and has reclassified all prior reported periods as a result of adopting this standard. This new guidance did not materially impact other business segments.

The EITF reached consensus on issue 00-14 "Accounting for Certain Sales Incentives" during 2000. Like EITF 00-10, this standard addresses the income statement classification of certain selling costs. For example, the cost of consumer-focused coupon programs must be classified as a reduction in sales and not as either selling expense or cost of sales. Effective beginning in 2001 with prior period reclassification required, the impact on the company will largely be confined to the Salt segment, but is not expected to result in a material reclassification in any period.

This report includes forward-looking statements, reflecting management's current expectations, based on reasonable assumptions. Results could differ materially depending on such factors as change in business climate, economic and competitive uncertainties, raw material and energy costs, foreign exchange rates, interest rates, acquisitions or divestitures, risks in developing new products and technologies, changes in business strategies, or the unanticipated costs of complying with environmental and safety regulations. As appropriate, additional factors are contained in the company's 2000 Form 10-K report filed with the Securities and Exchange Commission on March 28, 2001.

ITEM 3.  - QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK
           Management's discussion of market risk is incorporated herein by reference to Item 7a of the Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001.

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS (See pages 9 through 11)

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a)  Exhibits:
               None

          (b) Reports filed on Form 8-K during the quarter ended March 31, 2001:
                  None.





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





DATE: May 4, 2001                   ROHM AND HAAS COMPANY
      -----------                            (Registrant)


                                            BRADLEY J. BELL
                                       SENIOR VICE PRESIDENT AND
                                        CHIEF FINANCIAL OFFICER