Form 10-Q
period 2001-06-30
ROHM & HAAS CO
filed 2001-08-14
CIK 84792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED JUNE 30, 2001          COMMISSION FILE NUMBER 1-3507


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



Common stock outstanding at JULY 31, 2001:    220,361,647 SHARES
                                              ------------------

                      ROHM AND HAAS COMPANY AND SUBSIDIARIES
                                FORM 10-Q

INDEX

PART I -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          1. Statements of Consolidated Earnings for the quarter and six months ended June 30, 2001 and 2000.
          2. Statements of Consolidated Cash Flows for the six months ended June 30, 2001 and 2000.
          3. Condensed Consolidated Balance Sheets as of June 30, 2001, and December 31, 2000.
          4.   Notes to Consolidated Financial Statements.

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

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS (See pages 9 through 11)

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

PART I -  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

ROHM AND HAAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED EARNINGS                                                                (Unaudited)
-------------------------------------------------------------------------------------------------------------------------
   (Millions of dollars, except share and per-share amounts)
                                                                                    Quarter Ended        Six Months Ended
                                                                                       June 30,              June 30,
                                                                                --------------------   ------------------
                                                                                  2001       2000        2001       2000
                                                                                 -------    -------    -------    -------
Net sales                                                                        $ 1,408    $ 1,628    $ 2,980    $ 3,250
Cost of goods sold                                                                 1,007      1,120      2,127      2,207
                                                                                 -------    -------    -------    -------
     Gross profit                                                                    401        508        853      1,043
                                                                                 -------    -------    -------    -------

Selling and administrative expense                                                   209        248        430        480
Purchased in-process research and development                                         --         13         --         13
Research and development expense                                                      57         58        113        109
Interest expense                                                                      48         60        104        122
Amortization of goodwill and other intangibles                                        40         42         78         81
Share of affiliate net (earnings)                                                     (4)        (4)        (6)       (10)
Provision for restructuring and asset impairments                                    330         --        330         13
Other expense (income), net                                                           10        (13)        12        (22)
                                                                                 -------    -------    -------    -------
     Earnings (loss) from continuing operations before income taxes,
      extraordinary item and cumulative effect of accounting change                 (289)       104       (208)       257
Income taxes                                                                         (81)        46        (48)        98
                                                                                 -------    -------    -------    -------
     Earnings (loss) from continuing operations before extraordinary item
       and cumulative effect of accounting change                                $  (208)   $    58    $  (160)   $   159
                                                                                 -------    -------    -------    -------

Discontinued operations:
  Income from discontinued line of business, net of income taxes                      23         19         40         41
  Gain on disposal of discontinued line of business, net of income taxes             428         --        428         --
                                                                                 -------    -------    -------    -------

     Earnings before extraordinary item and cumulative effect of
        accounting change                                                        $   243    $    77    $   308    $   200

Extraordinary loss on early extinguishment of debt, net of income taxes               (1)        --         (1)        --
Cumulative effect of accounting change, net of income taxes                           --         --         (2)        --
                                                                                 -------    -------    -------    -------

Net earnings                                                                     $   242    $    77    $   305    $   200
                                                                                 -------    -------    -------    -------
Basic and diluted earnings per common share (in dollars):
  Continuing operations                                                          $  (.94)   $   .26    $  (.72)   $   .72
  Income from discontinued line of business                                          .10        .09        .18        .19
  Gain on disposal of discontinued line of business                                 1.94        .00       1.94        .00
  Extraordinary loss on early extinguishment of debt                                (.01)       .00       (.01)       .00
  Cumulative effect of accounting change                                             .00        .00       (.01)       .00
                                                                                 -------    -------    -------    -------
                                                                                 $  1.09    $   .35    $  1.38    $   .91
                                                                                 -------    -------    -------    -------

Common dividends                                                                 $  0.20    $  0.19    $  0.40    $  0.38

Average common shares outstanding (millions):
           Basic                                                                   220.2      219.5      220.1      219.3
           Diluted                                                                 221.2      221.0      221.1      221.0


See Notes to Consolidated Financial Statements


ROHM AND HAAS COMPANY AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
                                                                                 (Unaudited)
------------------------------------------------------------------------------------------------
                                                                               Six Months Ended
                                                                                   June 30,
                                                                             -------------------
                                                                               2001       2000
                                                                              ------     ------
                                                                            (Millions of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                                  $  305     $  200
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Gain on disposal of discontinued line of business                           (679)        --
    Provision for restructuring and asset impairment                             330         13
    Depreciation                                                                 214        218
    Purchased in-process research and development                                 --         13
    Discontinued operations                                                      (40)       (41)
    Amortization of goodwill and intangibles                                      78         80
    Loss on early extinguishment of debt                                           2         --
    Cumulative effect of accounting change                                         3         --

  Changes in assets and liabilities, net of acquisitions and divestitures:
    Deferred income taxes                                                        (16)       (85)
    Accounts receivable                                                            3       (231)
    Inventories                                                                   64          1
    Accounts payable and accrued liabilities                                    (306)        (2)
    Income taxes payable                                                         205        104
    Other, net                                                                  (102)      (148)
------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                                     61        122
------------------------------------------------------------------------------------------------
    Net cash provided by discontinued operations                                  42         46
------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of discontinued line of business,
  net of cash sold                                                             1,015         --
Acquisitions of businesses and affiliates,
  net of cash acquired                                                          (108)      (328)
Proceeds on sale of businesses, net of cash sold                                  --        175
Additions to land, buildings and equipment                                      (176)      (141)

------------------------------------------------------------------------------------------------
    Net cash provided (used) by investing activities                             731       (294)
------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                          --        393
Repayments of long-term debt                                                    (146)      (103)
Net change in short-term borrowings                                             (620)       (74)
Payment of dividends                                                             (88)       (85)
------------------------------------------------------------------------------------------------
    Net cash (used) provided by financing activities                            (854)       131
------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash
    Net increase (decrease) in cash and cash equivalents                         (20)         5
Cash and cash equivalents at beginning of period                                  92         57
                                                                              ------     ------
Cash and cash equivalents at end of period                                    $   72     $   62
                                                                              ------     ------

See Notes to Consolidated Financial Statements

ROHM AND HAAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                (Unaudited)
------------------------------------------------------------------------------------------------
  (Millions of dollars)
                                                                            June 30,  December 31,
                                                                              2001       2000
                                                                             -------    -------
Assets
Current assets:
  Cash and cash equivalents                                                  $    72    $    92
  Receivables, net                                                             1,354      1,479
  Inventories (Note C)                                                           777        967
  Prepaid expenses and other assets                                              303        243
-----------------------------------------------------------------------------------------------
    Total current assets                                                       2,506      2,781
-----------------------------------------------------------------------------------------------

Land, buildings and equipment, net                                             2,925      3,339
Goodwill and other intangible assets, net                                      4,529      4,596
Other assets                                                                     587        551
-----------------------------------------------------------------------------------------------
                                                                             $10,547    $11,267

Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable                                                              $   231    $   549
  Trade and other payables                                                       536        662
  Accrued liabilities                                                            632        746
  Accrued income taxes payable                                                   456        237
-----------------------------------------------------------------------------------------------
    Total current liabilities                                                  1,855      2,194
-----------------------------------------------------------------------------------------------

Long-term debt                                                                 2,723      3,225
Employee benefits                                                                608        619
Other liabilities                                                              1,547      1,553
Minority interest                                                                 19         23
Commitments and contingencies (Note B)
Stockholders' equity:
  Common stock: shares issued - 242,078,367                                      605        605
  Additional paid-in capital                                                   1,960      1,956
  Retained earnings                                                            1,738      1,518
-----------------------------------------------------------------------------------------------
                                                                               4,303      4,079
  Less: Treasury stock (Note E)                                                  209        214
  Less: ESOP shares                                                              116        119
  Accumulated other comprehensive income (loss)                                 (183)       (93)
------------------------------------------------------------------------------------------------

    Total stockholders' equity                                                 3,795      3,653
-----------------------------------------------------------------------------------------------
                                                                             $10,547    $11,267
                                                                             -------    -------

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These interim financial statements are unaudited, but, in the opinion of management, all adjustments, which are of a normal recurring nature, have been made for a fair statement of the company's financial position, results of operations and cash flows. Certain prior year amounts have been reclassified to conform to current year presentation. These financial statements should be read in conjunction with the financial statements, accounting policies and the notes included in the company's annual report for the year ended December 31, 2000.


(A) ACQUISITIONS AND DIVESTITURES

The company completed the following acquisitions and divestitures in 2001:

On June 1, 2001, the Company completed the sale of its Agricultural Chemicals business (Ag), a division of its Chemical Specialties segment to Dow AgroSciences LLC, a wholly owned subsidiary of the Dow Chemical Company for approximately $1 billion, subject to working capital adjustments. The Company recorded a gain on the sale in the amount of $679 million pre-tax ($428 million or $1.94 per share, after-tax). Under the terms of the agreement, the divestiture will include fungicides, insecticides, herbicides, trademarks, and license to all agricultural uses of the Rohm and Haas biotechnology assets, as well as the agricultural business-related manufacturing sites located in Brazil, Colombia, France, and Italy; the Company's share of the Nantong, China joint venture; and the Company's assets in Muscatine, Iowa. The company recorded the sale of Ag as discontinued operations in accordance with APB-30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Ag had been a separate major line of business, representing the company's entire line of agricultural chemical products.

The operating results of Ag have been reported separately as discontinued operations in the Statements of Consolidated Earnings. The results of the discontinued operations reflect the allocation of shared services. Prior periods' results have been reclassified to present Ag as a discontinued operation.

Net sales, income and assets from discontinued operations are as follows:

                                                        Six Months Ended June 30
                                                        ------------------------
(in millions)                                                2001      2000
-------------                                                ----      ----
Net sales                                                    $230      $287
Operating income                                               65        63
Income tax expense                                             25        22
Income from discontinued operations                            40        41

Net Assets of Discontinued Operations                         389       416


During the first quarter of 2000, the company ended further discussions with US Salt Holdings LLC for the purpose of exploring a possible future business alliance involving its North American Salt segment. The related transaction costs were charged to operations.

During the first quarter of 2001 the company increased its ownership in Rodel from 90% to approximately 98% for an additional cost of approximately $78 million. Rodel was a privately-held, Delaware-based leader in precision polishing technology serving the semiconductor, memory disk and glass polishing industries. In the second quarter of 2000 the company increased its ownership from 48% to approximately 90% for a cost of approximately $200 million. Prior to March 31, 2000 the investment had been accounted for under the equity method with the company's share of earnings reported as equity in affiliates. Since the second quarter of 2000, Rodel has been accounted for using the purchase method with results of operations combined. The financial statements reflect the allocation of the purchase price based on estimated fair values and resulted in acquired goodwill of $108 million, which is being amortized on a straight-line basis over 30 years. Approximately $13 million of the purchase price had been allocated to IPR&D related to chemical mechanical planarization and surface preparation technologies under development and was recorded as a charge in the second quarter of 2000.

The company completed the following acquisition and joint venture activities in 2000:

- Entered into a joint venture with Stockhausen GmbH & Co. KG (Stockhausen) of Germany to form a global partnership for the manufacture of acrylic acid. In conjunction with the joint venture, the company acquired Stockhausen's merchant monomer business in Europe in the first quarter of 2000.

- Acquired 95% of Acima A.G.(Acima), a Swiss company specializing in biocidal formulations, polyurethane catalysts and other specialty chemicals and also acquired an 80% interest in Silicon Valley Chemical Laboratories, Inc. (SVC), a privately-held supplier of high technology products for the semiconductor industry. These transactions were accounted for using the purchase method.

- Acquired the photoresist business of Mitsubishi Chemical Corporation in the second quarter of 2000. Mitsubishi Chemical is a leading producer of G-line, I-line and deep UV photoresist chemistry used to make semiconductor chips. The transaction was accounted for using the purchase method.

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

- Sold its Thermoplastic Polyurethane business to Huntsman Corporation for $120 million in the third quarter of 2000, subject to working capital adjustments.

- Sold its European Salt business, Salins-Europe, to a consortium, which includes management, led by Union d'Etudes et d'Investissements SA, a wholly-owned subsidiary of Credit Agricole, in the fourth quarter of 2000 for approximately $270 million.

These three businesses were acquired by the company in June 1999 as part of the acquisition of Morton and were recorded at fair value; accordingly, no gain or loss was recorded on these transactions.

- Sold its 50% interest in TosoHaas to its joint venture partner, Tosoh Corporation in the fourth quarter of 2000.

Pro forma information is not presented, as the 2000 acquisitions and divestitures were not material to the company's results of operations or consolidated financial position. The results of operations of acquired businesses are included in the company's consolidated financial statements from the respective dates of acquisition, except as noted above.

(B)  RESTRUCTURING AND ASSET IMPAIRMENT

The Company recently launched a repositioning initiative to enable several of its businesses to respond to structural changes in the global marketplace. As a result, it plans to redirect its investments towards targeted growth businesses, such as Coatings, Surface Finishes, Consumer and Industrial Specialties, Electronic Materials and Adhesives and Sealants. In addition, it intends to invest in infrastructure improvements such as the implementation of an Enterprise Resource Planning (ERP) system based on SAP technologies. Through plant closings and more efficient utilization of its manufacturing capacity, the Company expects to reduce its fixed costs by $200 million pretax by the fall of 2002. With a leaner cost structure and more clearly differentiated business models, the Company is able to position itself more competitively, especially in growth markets.

In connection with its repositioning initiatives the Company recognized a one-time restructuring and asset impairment charge totaling $330 million, the largest component of which relates to the partial closure of certain manufacturing and research facilities across all business groups and exit costs related to the Liquid Polysulfide Sealants business in Performance Polymers and part of the dyes business in Chemical Specialties. Approximately 75% of the asset write downs are in the North American region. The one-time charge will also consist of severance benefits covering approximately 1,200 employees out of the worldwide workforce of 18,000 employees. The employees receiving severance benefits will include those affected by plant closings or capacity reductions, as well as various personnel in corporate, administrative and shared services functions. Management expects to complete its restructuring efforts within the next twelve months. Following is a detailed breakdown of the restructuring and asset impairment costs:

Severance and employee benefit costs               $ 71
Building and equipment write-downs                  203
Write-off of goodwill and other intangibles          45
Contract, lease termination costs and other          11
                                                   ----
                                                   $330

Management estimates that less than 10% of the overall charge will require the outlay of corporate cash and is primarily limited to severance expense.

The respective asset accounts have been written down by approximately $248 million at June 30, 2001 and the balance of $82 million is included in accrued liabilities of the financial statements.

During the first quarter of 2000, a provision for restructuring was recognized for $13 million ($8 million after-tax) related to the Ion Exchange Resins business. This charge is primarily related to the write-down of plant assets in addition to severance costs for approximately 100 people.

A restructuring reserve was established in 1999 for costs related both to the integration of Morton and the company's redesign of its selling and administrative infrastructure. Restructuring activity for the six months ended June 30, 2001 for the 1999 and 2000 charges are as follows:

-----------------------------------------------------------------------------
                                                Utilization
                                            --------------------
                              Reserve at                          Reserve at
                                Dec 31,        Cash       Other     June 30,
                                 2000        Payments    Changes    2001
                              ----------     --------    -------  -----------
Severance/other employee
  related charges                $13            $(1)        $--       $12
Lease terminations/other          20             (2)         (7)       11
                              ----------------------------------------------
                                 $33            $(3)        $(7)      $23
                              ----------------------------------------------


(C) CONTINGENT LIABILITIES, GUARANTEES AND COMMITMENTS

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

The company is a party to various government enforcement and private actions associated with former waste disposal sites, many of which are on the U.S. Environmental Protection Agency's (EPA) Superfund priority list and has been named a potentially responsible party at approximately 140 inactive waste sites where remediation costs have been or may be incurred under the Federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. In some of these cases the company may also be held responsible for alleged personal injury or property damage and has provided for future costs at certain of these sites. The company is also involved in corrective actions at some of its manufacturing facilities.

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

In Wood-Ridge, New Jersey, Morton and Velsicol Chemical Corporation ("Velsicol") have been held jointly and severally liable for the cost of remediation necessary to correct mercury-related environmental problems associated with a mercury processing plant on the site prior to its acquisition by Morton. At the date of acquisition Morton had disclosed and accrued for certain ongoing studies, which were expected to be completed during 2002, with regulatory decisions expected by the end of 2002. A separate study of the contamination in Berry's Creek, which runs near the plant site, and of the surrounding wetlands area is expected, but on a timetable yet to be determined. The company's ultimate exposure will also depend upon the continued ability of Velsicol and its indemnitor, Fruit of the Loom, Inc., which has filed for protection under the bankruptcy laws, to contribute to the cost of remediation. These parties have not yet paid their share of the last assessment for expenses due in March, citing financial difficulties. Ultimately exposure will also depend on the results of attempts to obtain contributions from others believed to share responsibility. A cost recovery action against these responsible parties is pending in federal court. Settlements have been reached with some defendants associated with the Wood-Ridge plant site. Where appropriate, the analysis to determine the company's liability, if any, with respect to remedial costs at the above sites reflects an assessment of the likelihood and extent of participation of other potentially responsible parties.

During 1996, the EPA notified Morton of possible irregularities in water discharge monitoring reports filed by the Moss Point, Mississippi plant in early 1995. Morton investigated and identified other environmental issues at the plant. In 2000 the company reached agreement with the EPA, the Department of Justice and the State of Mississippi, resolving these historical environmental issues. The agreement received court approval in early 2001. The final settlement included payment of $20 million in civil penalties, which was paid in the first quarter of 2001, $2 million in criminal penalties and $16 million in various Supplemental Environmental Projects. The accruals established for this matter were sufficient to cover these and other related costs of the settlement. In June 2001, the company announced its plan to close the chemicals portion of the Moss Point facility.

The amount charged to earnings before tax for environmental remediation was $18 million and $4 million for the six months ended June 30, 2001 and 2000, respectively. The reserves for remediation were $173 million and $185 million at June 30, 2001 and December 31, 2000, respectively, and are recorded as "other liabilities" (current and long-term). The company is pursuing lawsuits seeking insurance indemnification for certain environmental liabilities. It is the company's practice to reflect environmental insurance recoveries in results of operations for the quarter in which the litigation is resolved through settlement or other appropriate legal processes. Resolutions typically resolve coverage for both past and future environmental spending. The company settled with several of its insurance carriers and recorded income before tax of approximately $4 million and $1 million for the six months ended June 30, 2001 and 2000, respectively.

In addition to accrued environmental liabilities, the company has reasonably possible loss contingencies related to environmental matters of approximately $75.8 million and $73 million at June 30, 2001 and December 31, 2000, respectively. Further, the company has identified other sites, including its larger manufacturing facilities, where additional future environmental remediation may be required, but these loss contingencies cannot reasonably be estimated at this time. These matters involve significant unresolved issues, including the number of parties found liable at each site and their ability to pay, the outcome of negotiations with regulatory authorities, the alternative methods of remediation and the range of costs associated with those alternatives. The company believes that these matters, when ultimately resolved, which may be over an extended period of time, will not have a material adverse effect on the consolidated financial position or consolidated cash flows of the company, but could have a material adverse effect on consolidated results of operations or cash flows in any given period.

GENERAL LEGAL

There are pending lawsuits filed against Morton related to employee exposure to asbestos at a manufacturing facility in Weeks Island, Louisiana with additional lawsuits expected. The company expects that most of these cases will be dismissed because they are barred under worker's compensation laws; however, cases involving asbestos-caused malignancies may not be barred under Louisiana law. Subsequent to the acquisition, the company commissioned medical studies to estimate possible future claim and recorded accruals based on the results.

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

(D)  Inventories consist of:
     (millions of dollars)
                                                                   June 30,    Dec. 31,   June 30,
                                                                     2001        2000       2000
                                                                   --------    --------   --------
     Finished products and work in process                          $ 589       $ 771      $ 717
     Raw material and supplies                                        188         196        211

                                                                    -----       -----      -----
     Total Inventories                                              $ 777       $ 967      $ 928
                                                                    -----       -----      -----

(E)  The components of comprehensive income are as follows:
     (millions of dollars)
                                                                       Quarter Ended        Six months Ended
                                                                         June 30,               June 30,
                                                                   ------------------       ----------------
                                                                     2001        2000       2001      2000
                                                                    -----       -----      -----      -----
     Net earnings                                                   $ 242       $  77      $ 305      $ 200
     Other comprehensive income, net of tax:

         Foreign currency translation adjustment*                     (35)          9       (129)        19
         Current period changes in fair value of
            derivative and non-derivative instruments
            qualifying as hedges                                       (1)                    33         (3)
         Cumulative effect of accounting change                        --                      6
                                                                    -----       -----       ----      -----
         Comprehensive income                                       $ 206       $  86      $ 215      $ 216
                                                                    -----       -----      -----      -----

    *Year 2001 includes the impact of a change in the functional currency of a majority of the company's foreign entities to their respective local currency.


(F)  TREASURY SHARES

     The number of common treasury shares were:
     June 30, 2001                     21,761,566
     December 31, 2000                 22,141,494
     June 30, 2000                     22,442,809


(G) The difference in common shares outstanding used in the calculation of basic and diluted earnings per common share for the quarter and the six month period ended June 30, 2001 and 2000 are primarily due to the effect of stock options as shown in the reconciliation below:

                                              Quarter Ended                     Six Months Ended
                                      ------------------------------     -------------------------------

                                      Earnings   Shares    Per-Share     Earnings    Shares    Per-Share
                                         (Millions)         Amount           (Millions)          Amount
                                     ------------------     ------       ------------------    ---------
    2001
Loss from continuing operations
  before extraordinary item and
  cumulative effect of accounting
  change (Basic)                      $(208)      220.2      $(0.94)     $(160)      220.1        $(0.72)
Dilutive effect of options (a)           --         1.0                                1.0
                                       ----------------                  -----------------
Loss from continuing operations
  before extraordinary item and
  cumulative effect of accounting
  change (Diluted)                    $(208)      221.2      $(0.94)     $(160)      221.1        $(0.72)

    2000
Earnings from continuing operations
  before extraordinary item and
  cumulative effect of accounting
  change (Basic)                      $  58       219.5      $ 0.26      $ 159       219.3         $0.72
Dilutive effect of options (a)           --         1.5                                1.7
                                      -----------------                  -----------------
Earnings from continuing operations
  before extraordinary item and
  cumulative effect of accounting
  change (Diluted)                    $  58       221.0      $ 0.26      $ 159       221.0         $0.72

(a) For the quarter and six months ended June 30, 2001 the company had anti-dilutive stock options totaling .6 million shares.

(H) For the company's segment information, see the "Net Sales by Business Segment and Region" and "Net Earnings by Business Segment" tables within Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 15 and 17.

(I) In 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes a new model for the accounting and reporting of derivative and hedging transactions. The statement amends a number of existing standards and, as amended by SFAS No. 138, is effective for fiscal years beginning after June 15, 2000. As required, the company adopted this standard as of January 1, 2001. The results of adopting SFAS 133 were fully disclosed in Form 10-Q for the first quarter ended March 31, 2001.

As discussed in the 2000 Annual Report on Form 10-K, the company uses derivative financial instruments to mitigate or reduce certain market risks due to changes in foreign exchange rates, interest rates, and commodity prices as it denominates its business transactions in a variety of foreign currencies, finances its operations through long- and short-term borrowings, and purchases raw materials at market prices. As a result, future earnings, cash flows and fair values of assets and liabilities are subject to uncertainty. The company has established policies governing activities of managing these financial and market risks.

A reconciliation of current period changes, net of applicable income taxes, within accumulated other comprehensive income, due to use of derivative and non-derivative instruments qualifying as hedges, is as follows:

                                              Three Month  Six Month
                                                 Period     Period
                                              -----------  -----------

Accumulated derivatives gain
 at beginning of period                          $ 51       $  9
Transition adjustment as of January 1, 2001        --          6
Current period changes in fair value                1         41
Reclassification to earnings, net                  (4)        (8)
                                                 ----       ----
Accumulated derivatives gain
 at June 30, 2001                                $ 48       $ 48
                                                 ====       ====

Additional disclosures required by SFAS 133, as amended, are provided in the following paragraphs by respective hedging objective.

Cash flow hedges are used to reduce variability of operating cash flows resulting from changes in foreign currency exchange rates and commodity prices. The amount reclassified to other income from accumulated other comprehensive income amounted to $4 million and $8 million after income taxes for the quarter and the six month period. The ineffective portion of changes in fair values of hedges amounted to $2 million and $4 million after income taxes for the quarter and the six month period. Both the effective portion of hedges reclassified to income and the ineffective portion of cash flow hedges were recorded in other income, net.

Of the $48 million recorded within accumulated other comprehensive income at June 30, 2001, $5 million, net of income taxes, represents effective portion of cash flow hedges, which is expected to be reclassified to earnings over the four quarter period ending June 30, 2002. The actual amounts that will be reclassified to earnings over the next four quarters will vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings during the second quarter in connection with forecasted transactions that were no longer considered probable of occurring.

Hedges of net investments are to hedge the foreign currency exposures of the company's net investments in foreign operating units. The effective portion of changes in fair values of hedges, recorded within accumulated other comprehensive income, amounted to $43 million after income taxes at June 30, 2001. The amount excluded from the measure of effectiveness on these net investment hedges amounted to $3 million and $6 million before income taxes for the quarter and the six month period, and was recorded as a reduction to interest expense.

During the quarter ended June 30, 2001, the company entered into interest swap agreements, with total notional value of $950 million, which convert the fixed rate components of the $450 million notes due July 15, 2004 and the $500 million due July 15, 2009 to a floating rate based on 3 month LIBOR. These interest swap agreements are accounted for as fair value hedges in accordance with SFAS 133. The changes in fair values are marked to market through income along with the offsetting changes in fair value of underlying notes using the short cut method, under SFAS No. 133. The net credit reducing interest expense amounted to $2 million before income taxes in the quarter.

As of June 30, 2001, the company maintains hedge positions that are effective as hedges from economic perspective but do not qualify for hedge accounting under SFAS 133, as amended. Such hedges consist primarily of emerging market foreign currency option and forward contracts, and are marked to market resulting in an immaterial impact on earnings.

(J) Goodwill and Other Intangible Assets

In June 2001, the FASB issued SFAS No.142, "Goodwill and Other Intangible Assets," effective for all fiscal years beginning after December 15, 2001. The Statement requires the assignment of all goodwill to the reporting units of the acquiring entity. Effective immediately it no longer requires the amortization of goodwill and other intangible assets with an indefinite life for acquisitions after June 30, 2001. With respect to goodwill arising from any acquisition prior to June 30, 2001, the Company will cease amortization at January 1, 2002 and will be required to test goodwill value for impairment. That transitional asset impairment test shall be completed in the first interim period in which the Statement is initially applied. Management is currently assessing the impact of the new standard on its financial statements.

Business Combinations

In June, 2001, the FASB issued SFAS No. 141, "Business Combinations." The Statement, which is effective for all business combinations after June 30, 2001, mandates that all business combinations be accounted for by only the purchase method (thereby eliminating the option for pooling of interests); segregation of other intangible assets from goodwill if they meet the contractual legal criterion or the separability criterion; and expanded disclosure requirements on the primary reasons for a business combination and the allocation of the purchase price to the assets and liabilities assumed by major balance sheet caption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements for the year ended December 31, 2000 and Management's Discussion and Analysis ("MD&A") of Financial Condition and Results of Operations included in the Company's 2000 Annual Report on Form 10-K.

Within the following discussion, unless otherwise stated, "quarter" and "six month period," refer to the second quarter and the six months ended June 30, 2001 respectively. All comparisons are with the corresponding periods in the previous year, unless otherwise stated.

"Same business basis" as it relates to comparison of sales between reportable periods includes only those businesses, segments or divisions that have been in place during the entire reportable periods.

Non-recurring charge is an expense arising from an event or transaction that is unusual in nature, or occurs infrequently or satisfies the definition of an extraordinary item in accordance with APB 30 "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Unless otherwise indicated, the impact of non-recurring charges on operations within the context of the MD&A is stated net of tax.

This document contains forward-looking information so that investors will have a better understanding of the Company's future prospects and make informed investment decisions, Forward-looking statements within the context of the Private Securities Litigation Reform Act of 1995 include statements anticipating future growth in sales, earnings, EBITDA and cash flows. Words such as "anticipates," "estimates," "expects," "projects," "intends," "plans,"

"believes," and similar language to describe prospects for future operations or financial condition identify such forward-looking statements. Forward-looking statements are based on management's assessment of current trends and circumstances, which may be susceptible to uncertainty, change or any other unforeseen development. Results could differ materially depending on such factors as change in business climate, economic and competitive uncertainties, raw material and energy costs, foreign exchange rates, interest rates, acquisitions or divestitures, risks in developing new products and technologies, changes in business strategies, or the unanticipated costs of complying with environmental and safety regulations. As appropriate, additional factors are contained in the company's 2000 Form 10-K report filed with the Securities and Exchange Commission on March 28, 2001. The Company is under no obligation to update or alter its forward-looking statements, as a result of new changes, information, future events or otherwise.

Following the sale of its Ag business, which represented the entire line of agricultural chemical products, the company has reported the operating results of Ag as discontinued operations. The company recorded the sale of Ag as a discontinued operation in accordance with APB 30. Ag had been a separate major line of business.

RESULTS OF OPERATIONS
SECOND QUARTER 2001 VERSUS SECOND QUARTER 2000
---------------------------------------------------------------------------------------
SALES BY BUSINESS SEGMENT AND REGION
---------------------------------------------------------------------------------------
  (millions of dollars)
                                       Quarter Ended               Six Months Ended
                                          June 30,                      June 30,
                                    -------------------         ----------------------
                                     2001         2000           2001            2000
                                    -------------------         ----------------------
  BUSINESS SEGMENT
     Performance Polymers           $  839       $  909         $1,633          $1,791
     Chemical Specialties              208          226            419             444
     Electronic Materials              230          328            526             553
     Salt                              131          165            402             462
                                    ------       ------         ------          ------
       Total                        $1,408       $1,628         $2,980          $3,250
                                    ======       ======         ======          ======
  REGION
     North America                  $  882       $  964         $1,854          $1,968
     Europe                            322          409            680             830
     Asia-Pacific                      151          205            340             355
     Latin America                      53           50            106              97
                                    ------       ------         ------          ------
       Total                        $1,408       $1,628         $2,980          $3,250
                                    ======       ======         ======          ======

--------------------------------------------------------------------------------------
 NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS BY BUSINESS SEGMENT (2)
--------------------------------------------------------------------------------------
  (millions of dollars)
                                      Quarter Ended                Six Months Ended
                                         June 30,                       June 30,
                                    -------------------         ----------------------
                                     2001         2000           2001           2000
                                    -------------------         -----------------------
    BUSINESS SEGMENT
       Performance Polymers         $  (62)      $   80         $  (30)         $  172
       Chemical Specialties            (38)          14            (18)             27
       Electronic Materials            (22)          27              5              49
       Salt                            (15)          (6)             4              12
       Corporate (1)                   (71)         (57)          (121)           (101)
                                    ------       ------         ------          ------
       Total                        $ (208)      $   58         $ (160)         $  159
                                    ======       ======         ======          ======

--------------------------------------------------------------------------------------
NET EARNINGS FROM CONTINUING OPERATIONS BY BUSINESS SEGMENT, EXCLUDING
NON-RECURRING ITEMS (2) & (3)
--------------------------------------------------------------------------------------
  (millions of dollars)
                                       Quarter Ended               Six Months Ended
                                          June 30,                      June 30,
                                    -------------------         ----------------------
                                    2001         2000           2001           2000
                                    -------------------         ----------------------
      Performance Polymers          $   74       $   80         $  106          $  168
      Chemical Specialties              16           15             36              42
      Electronic Materials               2           29             29              51
      Salt                              (3)          (6)            15              12
      Corporate (1)                    (41)         (43)           (90)            (85)
                                    ------       ------         ------          ------
       Total                        $   48       $   75         $   96          $  188
                                    ======       ======         ======          ======

(1) Corporate includes non-operating items such as interest income and expense,corporate governance costs,and corporate exploratory research.

(2) Segment earnings reflect after-tax operating results, net of acquisition-related amortization of goodwill and other assets and non-recurrng items. The 2000 results have been reclassified to reflect the Agricultural Chemicals business as a discontinued operation.


-----------------------------------------------
(3) NON-RECURRING ITEMS (NET OF TAX)
-----------------------------------------------
                                                                           June 30
                                                                       ----------------
2001 Non-recurring items                                               Second     Six
------------------------                                               Quarter   Months
Continuing Operations:
  Provision for restructuring and asset impairments                    $(233)    $(233)
  Asset valuation adjustments in the Electronic Materials Segment        (10)      (10)
  Remediation-related charges, net of insurance settlements               (8)       (8)
  Other                                                                   (5)       (5)
                                                                       -----     -----
       Non-recurring items impacting continuing operations              (256)     (256)

Gain on disposal of discontinued line of business                        428       428
Income from discontinued line of business                                 23        40
Extraordinary loss on early extinguishment of debt                        (1)       (1)
Cumulative effect of accounting change                                    --        (2)

                                                                       -----     -----
    Total                                                              $ 194     $ 209
                                                                       =====     =====

2000 Non-recurring items
------------------------
Purchased in-process research and development and
  other one-time charges related to the Rodel acquisition              $ (14)    $ (14)
Restructuring charges, net, and integration costs                         (2)      (13)

                                                                       -----     -----
    Total                                                              $ (16)    $ (27)
                                                                       =====     =====



RESULTS OF OPERATIONS
SECOND QUARTER 2001 VERSUS SECOND QUARTER 2000

Sales for the company decreased 14% to $1,408 million in the quarter compared to sales of $1,628 million in the prior year period. Sales on a same business-basis, excluding the impact of currency, were down 7% for the period. Sales declined 8% in North America, 21% in Europe, 26% in Asia, but increased 6% in the Latin American region. Sales were negatively impacted by reduced product demand arising from a global economic slowdown as opposed to a loss in market share for the Company's major lines of business.

Net Earnings for the quarter were $242 million compared to $77 million in the prior year's quarter. Earnings this quarter include a gain on sale of the Ag business of $428 million; a provision for restructuring and asset impairment of $233 million related to the company's repositioning efforts; asset valuation adjustments in the Electronic Materials Segment of $10 million; remediation-related charges, net of insurance settlements of $8 million; income from discontinued line of business of $23 million; other charges of $5 million and an extraordinary loss on early extinguishment of debt of $1 million. Prior year earnings were impacted by non-recurring items such as purchased in-process research and development charges and other one-time charges related to the Rodel acquisition totaling $14 million and integration costs in the amount of $2 million. Excluding non-recurring charges, earnings from continuing operations declined 36%, due to a global business downturn impacting all lines of business, except for Salt. Earnings per common share, basic and diluted, were $1.09 in the current quarter compared to $.35 in the second quarter of 2000. Earnings per common share from continuing operations before non-recurring items were $.22 compared to $.33 for the quarters ended June 30, 2001 and 2000, respectively.


Performance Polymers quarterly (loss) was $(62) million compared to earnings of $80 million for the same period last year. Earnings excluding non-recurring items decreased 8% to $74 million from prior period earnings of $80 million. Sales decreased 8% to $839 million from

$909 million in the prior period. Overall the Performance Polymers business is experiencing decline in demand and the relationship between selling prices and the high costs for petroleum-based raw materials and energy remains unfavorable. Additionally, the relatively strong dollar in relation to weaker European currencies made foreign-sourced products more competitive. Total volume was down 7% compared to the year ago period. Coatings sales decreased slightly from the prior period as product demand in the paper, graphic arts, textiles and leather markets declined, somewhat offset by a share gain and new product introduction in the paint market (particularly versions of opaque polymer and traffic paints). Sales decreases were significant in Plastic Additives and Automotive Coatings as the slow down continues in the building and construction and automotive markets. Adhesives and Sealants experienced reduced demand from the packaging market offset by robust demand for pressure sensitive adhesives and share gain. Monomers sales were weak in North America while European sales increased only slightly. Powder Coatings sales declined as a result of an industry wide slowdown in the office furniture/durable goods markets. Powder Coatings reported weak demand in the North America while European markets remained firm.

Chemical Specialties (loss) was $(38) million compared to earnings of $14 million in the prior period. Earnings excluding non-recurring items were $16 million, a 7% increase compared to $15 million in the prior period, with most of the earnings growth provided by improved operating performance in the Consumer and Industrial Specialty and Ion Exchange Resins businesses. Sales decreased 8% to $208 million from $226 million in the prior period, with a significant portion of that decline in Consumer and Industrial Specialties (CIS) as a result of a weakness in biocide sales to some end-use markets. A recent sourcing agreement with Chemicrea at the end of June 2001, is expected to help strengthen CIS' global position in isothiazolone biocides. Inorganic and Specialty Solutions was most affected by a decline in sales of sodium borohydride which is used in newsprint. Ion Exchange Resins earnings increased over the prior year period as a result of more efficient utilization of manufacturing capacity, despite a weakness in the industrial water treatment and catalyst markets and the impairment of a joint venture in China.

Electronic Materials (loss) was $(22) million compared to earnings of $27 million in the prior year quarter, reflecting the effect of a general business downturn as well as working capital writedowns. As a result of weakness in demand during the quarter the company wrote off $10 million for inventories and accounts receivable. Excluding non-recurring items, earnings were $2 million in the quarter compared to $29 million in the prior period. Sales decreased 30% to $230 million compared to $328 million in the prior period. The Electronic Material business has experienced a weakness in demand for the Printed Wiring Boards business ("PWB") and recently, in semiconductors, as a result of a world-wide technology sector slowdown. The PWB business declined 36% from the year ago period as demand declined in North America and now is spreading to Europe and Asia. Microelectronics sales, which includes photolithography and chemical mechanical planization products declined 13% from the prior year period.

The loss from the Salt Segment increased to $(15) million as compared to $(6) in the prior year period. The loss excluding non-recurring items declined by 50% to $(3) million compared to $(6) million in the prior period. Sales were $131 million, down 21% as compared to $165 million in the year ago period, but were up 3% on a same business basis. Most of the growth was driven by increased demand and higher pricing in the non-ice control businesses - industrial processing, food processing, consumer, water conditioning and agriculture. Current year's operating results do not include the European salt business which was sold in the fourth quarter of 2000 (see details of this transaction in the "Notes to Consolidated Financial Statements" under "Note (A) Acquisitions and Divestitures").

Corporate segment expenses totaled $71 million in the quarter, compared to $57 million in the previous period. This reflects an increased provision for environmental remediation (net of insurance recoveries) slightly mitigated by interest cost savings. Lower interest costs arose from lower debt levels when compared to the prior period. The prior year period included a charge for purchased in-process research and development related to the Rodel acquisition.

The second quarter's gross profit margin was 28%, down from 31% from the prior year period. The change in gross profit margin is primarily the result of reduced volumes, higher raw materials and energy costs, increased freight costs due to higher fuel prices when compared to the prior period, and inventory writedowns in the Electronic Materials Segment.

Selling, administrative and research expenses (SAR), decreased 13% during the second quarter to $266 million from $306 million in the prior year period as the company streamlined its cost infrastructure to adjust to the general business contraction. SAR expenses as a percentage of sales were 19% for the current and prior year periods.

Interest expense decreased to $48 million in the second quarter of 2001 from $60 million in the prior period primarily due to lower debt levels as compared to the prior period.

The Company recently launched a repositioning initiative to enable several of its businesses to respond to structural changes in the global marketplace. As a result, it plans to redirect its investments towards targeted growth businesses, such as Coatings, Surface Finishes, Consumer and Industrial Specialties, Electronic Materials and Adhesives and Sealants. In addition, it intends to invest in infrastructure improvements such as the implementation of an Enterprise Resource Planning (ERP) system based on SAP technologies. Through plant closings and more efficient utilization of its manufacturing capacity, the Company expects to reduce its fixed costs by $200 million pretax by the fall of 2002. With a leaner cost structure and more clearly differentiated business models, the Company is able to position itself more competitively, especially in growth markets.

In connection with its repositioning initiatives, the Company recognized a one-time restructuring and asset impairment charge totaling $330 million, the largest component of which relates to the partial closure of certain manufacturing and research facilities across all business groups and exit costs related to the Liquid Polysulfide Sealants business in Performance Polymers and part of the dyes business in Chemical Specialties. Approximately 75% of the asset write downs are in the North American region. The one-time charge will also consist of severance benefits covering approximately 1,200 employees out of the worldwide workforce of 18,000 employees. The employees receiving severance benefits will include those affected by plant closings or capacity reductions, as well as various personel in corporate, administrative and shared services functions. Management expects to complete its restructuring efforts within the next 12 months. Following is a detailed breakdown of the restructuring and asset impairment costs:

Severance and employee benefit costs               $ 71
Building and equipment write-downs                  203
Write-off of goodwill and other intangibles          45
Contract, lease termination costs and other          11
                                                   ----
                                                  $ 330

Management estimates that less than 10% of the overall charge will require the outlay of corporate cash and is primarily limited to severance expense.

Other expense net for the current quarter was $10 million, compared to income of $13 million in the prior year period. The current period includes insurance, legal and other costs. The prior year period primarily comprises foreign currency gains.

The company incurred an extraordinary loss on early extinguishment of debt of $2.1 million ($1.4 million after tax) resulting from the payment of a market premium over the carrying value of debt and the write off of unamortized debt related costs.

The effective tax rate from continuing operation before restructuring and asset impairment charges for the second quarter of 2001 and 2000 was 42% and 39% respectively. The 2000 period also excludes the non-tax deductible purchase in-process research and development charge recorded in the second quarter of 2000. The current quarter tax rate was higher than in the prior year due primarily to the effect of this quarter's lower earnings in relation to fixed non-deductible, non-cash costs, such as goodwill amortization.

On June 1, 2001, the Company completed the sale of its Agricultural Chemicals business (Ag), a division of its Chemical Specialties segment to Dow AgroSciences LLC a wholly owned subsidiary of the Dow Chemical Company for approximately $1 billion, subject to working capital adjustments. The Company recorded a gain on the sale in the amount of $679 million pre-tax ($ 428 million or $1.94 per share, after-tax). Under the terms of the agreement, the divestiture will include fungicides, insecticides, herbicides, trademarks, and license to all agricultural uses of the Rohm and Haas biotechnology assets, as well as the agricultural business-related manufacturing sites located in Brazil, Colombia, France, and Italy; the Company's share of the Nantong, China joint venture; and the Company's assets in Muscatine, Iowa. The company recorded the sale of Ag as discontinued operations in accordance with APB 3. Ag had been a separate major line of business, representing the company's entire line of agricultural chemical products.

The operating results of Ag have been reported separately as discontinued operations in the Statements of Consolidated Earnings. The results of the discontinued operations reflect the allocation of shared services. Prior periods' results have been reclassified to present Ag as a discontinued operation.

Net sales, income and assets from discontinued operations are as follows:

                                                        Six Months Ended June 30
                                                        ------------------------
(in millions)                                                2001      2000
-------------                                                ----      ----
Net sales                                                    $230      $287
Operating income                                               65        63
Income tax expense                                             25        22
Income from discontinued operations                            40        41

Net Assets of Discontinued Operations                         389       416


RESULTS OF OPERATIONS
SIX MONTHS 2001 VERSUS SIX MONTHS 2000

Sales for the company decreased 8% to $2,980 million in the first six months compared to sales of $3,250 million in the prior year period. Sales declined 6% in North America, 18% in Europe, 4% in Asia but increased 9% in the Latin American Region.

Earnings for the first six months were $305 million compared to $200 million in the prior year period and include: a gain on sale of the Agricultural Chemicals business of $428 million (after tax); a provision for restructuring of $233 million related to the company's repositioning efforts; asset valuations adjustments in the Electronic Material Segment of $10 million; remediation-related charges, net of insurance settlements, of $8 million; income from discontinued lines of business of $40 million; other charges of $5 million; an extraordinary loss on early extinguishment of debt of $1 million and non-recurring charge of $2 million which reflects the cumulative effect of the accounting change related to the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Prior year earnings were negatively impacted by non-recurring items comprised of purchased in-process research and development charges and other one-time charges related to the Rodel acquisition totalling $14 million net of tax and integration costs totalling $13 million net of tax. Earnings per common share were $1.38 in the current six month period compared to $.91 in the prior period. Earnings per common share from continuing operations before non-recurring items were $.44 compared to $.84 for the six months ended June 30, 2001 and 2000, respectively.

Performance Polymers six month (loss) was $(30) million compared to prior year earnings of $172 million. Excluding non-recurring items, earnings were $106 million compared to $168 million in the six month period of 2000. Sales decreased 9% to $1,633 million from $1,791 million in the prior period. Overall the Performance Polymers business has experienced declines in demand and the relationship between selling prices and the high costs for petroleum-based raw materials and energy remain unfavorable. Total volume for the current six months was down 7% compared to the year ago period. Performance Polymers sales and volume increased over the first quarter primarily due to a strong seasonal pick-up in the Coatings business. Sales decreases were significant in Plastic Additives as the slow down continues in the building and construction and automotive markets. Monomer sales for the six months period were approximately the same as the prior year period. Adhesives and Sealants sales declined for the six month period due to continued weakness in the building, construction and automotive market and recently in the consumer packaging market in North America and Europe. Sales increased in the Asian and Latin America regions due to robust demand.

Chemical Specialties (loss) was $(18) million for the six month period versus earnings of $27 million for the 2000 period. Earnings, excluding non-recurring items, were $36 million down from $42 million in the prior year six month period. Sales decreased 6% to $419 million from $444 million in the prior six month period. Consumer and Industrial Specialties sales declined compared to the prior year six month period primarily due to a weakness in biocide sales. Product sales for the detergent market remained strong. Ion Exchange Resins earnings increased for the current six month period while sales declined due to a weakness in industrial water treatment and catalyst markets.

Electronic Materials earnings was $5 million versus $49 million in the prior six month period, reflecting general sales declines and reduced margins arising from inventory writedowns. Excluding non-recurring items, earnings were $29 million compared to $51 million in the 2000 period. Sales declined 5% to $526 million compared to $553 million in the prior year six month period. Sales for the second quarter declined 23% from the first quarter primarily as a result of weakness in the printed wiring board and semiconductor markets. The decrease in demand in the Printed Wiring Board business began in North America and has now spread to Europe and Asia. Microelectronics sales, which include photolithography and chemical mechanical planarization products, were down compared to the prior period. Sales of deep UV photoresist and anti-reflective coatings increased compared to the year ago period. Also, sales for the current six months include Rodel which was consolidated in the second quarter of 2000.

Salt earnings for the six month period were $4 million compared to $12 million in the prior year period. Excluding non-recurring items, earnings were $15 million compared to $12 million in the 2000 period. Sales were $402 million for the current six month period compared to $462 million in the prior period. The company sold its European salt business in the fourth quarter of 2000 (see details of this transaction in the "Notes to Consolidated Financial Statements" under "Note (A) Acquisitions and Divestitures"). Sales on a same-business basis were up 8% from the prior year period.

Corporate segment expenses totaled $121 million in the first six months of 2001 compared to $101 million in the prior year period. This reflects an increased provision for environmental remediation (net of insurance recoveries) mitigated by interest cost savings. Lower interest cost arose from lower debt levels when compared to the prior year period. The prior year period included a charge for purchased in-process research and development related to the Rodel acquisition.

The gross profit margin was 29% in the first six months compared to 32% in the prior year period. The change in gross profit margin is primarily the result of reduced volumes, higher raw materials and energy costs in the form of higher natural gas prices and increased freight costs due to higher fuel prices when compared to the prior year period.

Selling, administrative and research expenses (SAR), decreased 8% during the current six month period to $543 million from $589 million in the prior year period. SAR expenses as a percentage of sales were 18% for the current and prior year periods.
                                       22

Interest expense decreased to $104 million in 2001 from $122 million in the prior year six month period primarily due to lower debt levels as compared to the prior year period.

Other expense (income), net for the current six month period was $12 million of expenses compared to $(22) million in the prior year period. The current period includes insurance, legal and other costs. The prior year period income was primarily attributable to foreign currency gains.

The company incurred extraordinary loss on early extinguishment of debt of $2.1 million ($1.4 million after tax) resulting from the payment of a market premium over the carrying value of debt and the write off of unamortized debt related costs.

The effective tax rate from continuing operation before restructuring and asset impairment charges for the first six months of 2001 and 2000 was 41% and 36% respectively. The 2000 period also excludes the non-tax deductible purchase in-process research and development charge recorded in the second quarter of 2000. The current period tax rate was higher than in the prior year period due primarily to the effect of lower earnings in relation to fixed non-deductible, non-cash costs, such as goodwill amortization.

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

The six months ended June 30, 2001 and 2000 reflect acquisition, divestiture and financing activities having a significant effect on the company's cash flows. Such activities are discussed at length in the "Notes to Consolidated Financial Statements" under "Note (A) Acquisitions and Divestitures" above.

The company evaluates operating performance based on several factors including free cash flow defined as cash provided by operations after deducting capital additions and dividends.

Free cash flows for the six month period in 2001 versus 2000 were as follows (in millions):
                                                              Six Months Ended
                                                            --------------------
                                                                   June 30,
                                                            --------------------
                                                              2001       2000
                                                              ----       ----
Cash provided by operations                                  $  61       $ 122
Capital additions                                             (176)       (141)
Dividends                                                      (88)        (85)
Discontinued operations                                         42          46
                                                             -----       -----
Free cash flow                                               $(161)      $ (58)
                                                             -----       -----

Free cash flows were negatively impacted by adverse business conditions during the comparable periods.

Fixed asset additions during the six months ended June 30, 2001 included expenditures towards information technology, the enterprise resource planning project, completion of Rodel expansion in Delaware and methyl methacrylate capacity expansion and catalyst purchases in Houston. The company expects to incur approximately $380 million in capital spending by year end.

The debt ratio was 42% at the end of the second quarter of 2001 compared with 49% at year-end 2000. (The debt ratio is total debt, net of cash, divided by the sum of net debt, minority interest, shareholders' equity and ESOP shares.) Debt reduction during the six months ended June 30, 2001 was sourced through cash proceeds from the sale of the Agricultural Chemicals business. Proceeds from the Ag sale were used to pay down commercial paper and debentures.

The company expects estimated working capital requirements and capital expenditures to be largely funded by cash from operations and through the company's credit facilities. Management believes that the company's financial resources will adequately meet its business requirements during the next twelve months, including planned expenditures for the improvement or expansion of its manufacturing capacity, working capital requirements and dividend program.

On July 23, 2001 the board of directors approved a quarterly dividend on common shares of 20 cents per common share payable September 1, 2001 to stockholders of record on August 3, 2001.

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

The company is a party to various government enforcement and private actions associated with former waste disposal sites, many of which are on the U.S. Environmental Protection Agency's (EPA) Superfund priority list and has been named a potentially responsible party at approximately 140 inactive waste sites where remediation costs have been or may be incurred under the Federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. In some of these cases the company may also be held responsible for alleged personal injury or property damage and has provided for future costs at certain of these sites. The company is also involved in corrective actions at some of its manufacturing facilities.

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

In Wood-Ridge, New Jersey, Morton and Velsicol Chemical Corporation ("Velsicol") have been held jointly and severally liable for the cost of remediation necessary to correct mercury-related environmental problems associated with a mercury processing plant on the site prior to its acquisition by Morton. At the date of acquisition Morton had disclosed and accrued for certain ongoing studies, which were expected to be completed during 2002, with regulatory decisions expected by the end of 2002. A separate study of the contamination in Berry's Creek, which runs near the plant site, and of the surrounding wetlands area is expected, but on a timetable yet to be determined. The company's ultimate exposure will also depend upon the continued ability of Velsicol and its indemnitor, Fruit of the Loom, Inc., which has filed for protection under the bankruptcy laws, to contribute to the cost of remediation. These parties have not yet paid their share of the last assessment for expenses due in March, citing financial difficulties. Ultimately exposure will also depend on the results of attempts to obtain contributions from others believed to share responsibility. A cost recovery action against these responsible parties is pending in federal court. Settlements have been reached with some defendants associated with the Wood-Ridge plant site. Where appropriate, the analysis to determine the company's liability, if any, with respect to remedial costs at the above sites reflects an assessment of the likelihood and extent of participation of other potentially responsible parties.

During 1996, the EPA notified Morton of possible irregularities in water discharge monitoring reports filed by the Moss Point, Mississippi plant in early 1995. Morton investigated and identified other environmental issues at the plant. In 2000 the company reached agreement with the EPA, the Department of Justice and the State of Mississippi, resolving these historical environmental issues. The agreement received court approval in early 2001. The final settlement included payment of $20 million in civil penalties, which was paid in the first quarter of 2001, $2 million in criminal penalties and $16 million in various Supplemental Environmental Projects. The accruals established for this matter were sufficient to cover these and other related costs of the settlement. In June 2001, the company announced its plan to close the chemicals portion of the Moss Point facility.

The amount charged to earnings before tax for environmental remediation was $18 million and $4 million for the six months ended June 30, 2001 and 2000, respectively. The reserves for remediation were $173 million and $185 million at June 30, 2001 and December 31, 2000, respectively, and are recorded as "other liabilities" (current and long-term). The company is pursuing lawsuits seeking insurance indemnification for certain environmental liabilities. It is the company's practice to reflect environmental insurance recoveries in results of operations for the quarter in which the litigation is resolved through settlement or other appropriate legal processes. Resolutions typically resolve coverage for both past and future environmental spending. The company settled with several of its insurance carriers and recorded income before tax of approximately $4 million and $1 million for the six months ended June 30, 2001 and 2000, respectively.

In addition to accrued environmental liabilities, the company has reasonably possible loss contingencies related to environmental matters of approximately $75.8 million and $73 million at June 30, 2001 and December 31, 2000, respectively. Further, the company has identified other sites, including its larger manufacturing facilities, where additional future environmental remediation may be required, but these loss contingencies cannot reasonably be estimated at this time. These matters involve significant unresolved issues, including the number of parties found liable at each site and their ability to pay, the outcome of negotiations with regulatory authorities, the alternative methods of remediation and the range of costs associated with those alternatives.

The company believes that these matters, when ultimately resolved, which may be over an extended period of time, will not have a material adverse effect on the consolidated financial position or consolidated cash flows of the company, but could have a material adverse effect on consolidated results of operations or cash flows in any given period.

NEW ACCOUNTING PRONOUNCEMENTS

In 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes a new model for the accounting and reporting of derivative and hedging transactions. The statement amends a number of existing standards and, as amended by SFAS No. 138, is effective for fiscal years beginning after June 15, 2000. As required, the company adopted this standard as of January 1, 2001. The results of adopting SFAS 133 were fully disclosed in Form 10-Q for the first quarter ended March 31, 2001.

Goodwill and Other Intangible Assets

In June 2001, the FASB issued SFAS No.142, "Goodwill and Other Intangible Assets," effective for all fiscal years beginning after December 15, 2001. The Statement requires the assignment of all goodwill to the reporting units of the acquiring entity. Effective immediately it no longer requires the amortization of goodwill and other intangible assets with an indefinite life for acquisitions after June 30, 2001. With respect to goodwill arising from any acquisition prior to June 30, 2001, the Company will cease amortization at January 1, 2002 and will be required to test goodwill value for impairment. That transitional asset impairment test shall be completed in the first interim period in which the Statement is initially applied. Management is currently assessing the impact of the new standard on its financial statements.

Business Combinations

In June, 2001, the FASB issued SFAS No. 141, "Business Combinations." The Statement, which is effective for all business combinations after June 30, 2001, mandates that all business combinations be accounted for by the purchase method (thereby eliminating the option for pooling of interests); segregation of other intangible assets from goodwill if they meet the contractual legal criterion or the separability criterion; and expanded disclosure requirements on the primary reasons for a business combination and the allocation of the purchase price to the assets and liabilities assumed by major balance sheet caption.

Other Standards

The Emerging Issues Task Force (EITF) of the FASB reached consensus in 2000 on EITF 00-10 "Accounting for Shipping and Handling Fees and Costs." This new accounting guidance was effective for the fourth quarter of 2000 and relates primarily to the classification of certain costs in the company's statement of consolidated earnings with reclassification of prior reporting required. The company has reclassified its shipping and handling costs of the Salt segment to cost of sales from net sales in 2000 and has reclassified all prior reported periods as a result of adopting this standard. This new guidance did not materially impact other business segments.

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

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS (See pages 9 through 11)

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The company's 83rd annual meeting of stockholders was held on May 7, 2001, in Philadelphia, Pennsylvania.

(b) The following is a tabulation of the results of voting by security holders for the election of directors:

      Nominees             Votes For        Votes Withheld
------------------------  ------------     ----------------
William J Avery           192,290,138        6,834,797
James R. Cantalupo        192,304,122        6,820,813
J. Michael Fitzpatrick    191,908,057        7,216,878
Earl G. Graves            190,935,471        8,189,464
Rajiv L. Gupta            192,275,833        6,849,102
David W. Haas             192,363,944        6,760,991
Thomas W. Haas            192,348,157        6,776,778
James A. Henderson        192,425,783        6,699,152
Richard L. Keyser         192,293,798        6,831,137
John H. McArthur          192,303,017        6,821,918
Jorge P. Montoya          192,339,571        6,785,364
Sandra O. Moose           192,382,260        6,742,675
Gilbert S. Omenn          192,453,916        6,671,019
Ronaldo H. Schmitz        192,416,496        6,708,439
Marna C. Whittington      191,039,748        8,085,187

(c) The following is a tabulation of the results of voting by security holders for other matters:

Proposal to approve the 2001 Rohm and Haas Annual Incentive Plan:

For          175,512,398
Against       14,736,768
Abstain        1,378,698

Proposal to approve the Amended and Restated Rohm and Haas Stock Plan:

For          168,948,135
Against       28,577,524
Abstain        1,599,276


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        (a)  Exhibits:
             Exhibit 10 - Forms of change in control contracts

        (b)  Reports filed on Form 8-K during the quarter ended June 30, 2001:
             None.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





DATE: August 14, 2001                   ROHM AND HAAS COMPANY
      ----------------                       (Registrant)


                                            BRADLEY J. BELL
                                       SENIOR VICE PRESIDENT AND
                                        CHIEF FINANCIAL OFFICER