Form 10-Q
period 2001-09-30
ROHM & HAAS CO
filed 2001-11-14
CIK 84792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED September 30, 2001       COMMISSION FILE NUMBER 1-3507


                       R O H M  A N D  H A A S  C O M P A N Y
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                 23-1028370
--------------------------------        --------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)


100 INDEPENDENCE MALL WEST, PHILADELPHIA, PENNSYLVANIA      19106
----------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


     Registrant's telephone number, including area code:  (215) 592-3000
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



Common stock outstanding at October 31, 2001: 220,384,815 SHARES

                     ROHM AND HAAS COMPANY AND SUBSIDIARIES
                                    FORM 10-Q

INDEX

PART I  - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

          1. Statements of Consolidated Earnings for the three and nine months ended September 30, 2001 and 2000.
          2. Statements of Consolidated Cash Flows for the nine months ended September 30, 2001 and 2000.
          3. Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000.
          4.   Notes to Consolidated Financial Statements.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK Management's discussion of market risk is incorporated herein by reference to Item 7a of the Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001.

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

PART I -  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


ROHM AND HAAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED EARNINGS                                                        (Unaudited)
--------------------------------------------------------------------------------------------------------------------
(Millions of dollars, except share and per-share amounts)
                                                                            Three Months Ended     Nine Months Ended
                                                                               September 30,         September 30,
                                                                            ------------------    ------------------
                                                                              2001      2000       2001        2000
                                                                            -------    -------    -------    -------
Net sales                                                                   $ 1,346    $ 1,583    $ 4,326    $ 4,833
Cost of goods sold                                                              932      1,075      3,059      3,282
                                                                            -------    -------    -------    -------
   Gross profit                                                                 414        508      1,267      1,551
                                                                            -------    -------    -------    -------

Selling and administrative expense                                              208        231        638        711
Purchased in-process research and development                                    --         --         --         13
Research and development expense                                                 55         56        168        165
Interest expense                                                                 39         60        143        182
Amortization of goodwill and other intangibles                                   40         40        118        121
Share of affiliate net (earnings)                                                (3)        (4)        (9)       (14)
Provision for restructuring and asset impairments                                --         --        330         13
Other expense (income), net                                                     (11)        (2)         1        (24)
                                                                            -------    -------    -------    -------
   Earnings (loss) from continuing operations before income taxes,
      extraordinary item and cumulative effect of accounting change              86        127       (122)       384
Income taxes (benefit)                                                           33         50        (15)       148
                                                                            -------    -------    -------    -------
   Earnings (loss) from continuing operations before extraordinary item
      and cumulative effect of accounting change                            $    53    $    77    $  (107)   $   236
                                                                            -------    -------    -------    -------

Discontinued operations:
  Income from discontinued line of business, net of income taxes                 --          7         40         48
  Gain on disposal of discontinued line of business, net of income taxes         --         --        428         --
                                                                            -------    -------    -------    -------

   Earnings before extraordinary item and cumulative effect of
      accounting change                                                     $    53    $    84    $   361    $   284

Extraordinary loss on early extinguishment of debt, net of income taxes          --         --         (1)        --
Cumulative effect of accounting change, net of income taxes                      --         --         (2)        --
                                                                            -------    -------    -------    -------

Net earnings                                                                $    53    $    84    $   358    $   284
                                                                            -------    -------    -------    -------
Basic and diluted earnings (Loss) per common share (in dollars):
  Continuing operations                                                     $   .24    $   .35    $  (.48)   $  1.07
  Income from discontinued line of business                                                .03        .18        .22
  Gain on disposal of discontinued line of business                                                  1.94
  Extraordinary loss on early extinguishment of debt                                                 (.01)
  Cumulative effect of accounting change                                                             (.01)
                                                                            -------    -------    -------    -------
                                                                            $   .24    $   .38    $  1.62    $  1.29
                                                                            -------    -------    -------    -------

Common dividends                                                            $   .20    $   .20    $   .60    $   .58

Average common shares outstanding (millions):
      Basic                                                                   220.4      219.7      220.2      219.4
      Diluted                                                                 221.3      219.8      221.2      220.7


See Notes to Consolidated Financial Statements.



ROHM AND HAAS COMPANY AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
                                                                             (Unaudited)
--------------------------------------------------------------------------------------------
                    (Millions of dollars)                                Nine Months Ended
                                                                           September 30,
                                                                         -----------------
                                                                           2001      2000
                                                                         --------  -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                              $ 358     $ 284
Adjustments to reconcile net earnings to net
    cash provided by operating activities:
       Gain on disposal of discontinued line of business                   (679)       --
       Provision for restructuring and asset impairment                     330        13
       Depreciation                                                         308       333
       Purchased in-process research and development                         --        13
       Discontinued operations                                              (65)      (74)
       Amortization of goodwill and intangibles                             118       120
       Loss on early extinguishment of debt                                   2        --
       Cumulative effect of accounting change                                 3        --

    Changes in assets and liabilities, net of
      acquisitions and divestitures:
       Deferred income taxes                                                (41)     (133)
       Accounts receivable                                                   74      (130)
       Inventories                                                           76       (55)
       Accounts payable and accrued liabilities                            (414)       59
       Income taxes payable                                                 198       174
       Other, net                                                           (32)     (183)
------------------------------------------------------------------------------------------
         Net cash provided by continuing operations                         236       421
------------------------------------------------------------------------------------------
         Net cash provided by discontinued operations                        69        80
------------------------------------------------------------------------------------------
         Net cash provided by operating activities                          305       501
------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from disposal of discontinued line of business,
         net of cash sold                                                   962        --
       Acquisitions of businesses and affiliates,
         net of cash acquired                                              (111)     (360)
       Proceeds on sale of businesses, net of cash sold                      --       295
       Additions to land, buildings and equipment                          (270)     (226)
------------------------------------------------------------------------------------------
         Net cash provided (used) by investing activities                  581      (291)
------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of long-term debt                              --       393
       Repayments of long-term debt                                        (147)     (195)
       Net change in short-term borrowings                                 (612)     (276)
       Payment of dividends                                                (132)     (125)
------------------------------------------------------------------------------------------
         Net cash (used) by financing activities                           (891)     (203)
------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                         (5)        7

Cash and cash equivalents at beginning of period                             92        57
                                                                          -----     -----
Cash and cash equivalents at end of period                                $  87     $  64
                                                                          =====     =====

See Notes to Consolidated Financial Statements.


ROHM AND HAAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                            (Unaudited)
-----------------------------------------------------------------------------
   (Millions of dollars)
                                                   September 30,  December 31,
                                                       2001          2000
                                                   -------------  -----------
Assets
Current assets:
    Cash and cash equivalents                        $     87       $     92
    Receivables, net                                    1,278          1,479
    Inventories (Note D)                                  765            967
    Prepaid expenses and other assets                     296            243
----------------------------------------------------------------------------

         Total current assets                           2,426          2,781
----------------------------------------------------------------------------

Land, buildings and equipment, net                      2,963          3,339
Goodwill and other intangible assets, net               4,512          4,596
Other assets                                              584            551
----------------------------------------------------------------------------

    Total assets                                     $ 10,485       $ 11,267
----------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current liabilities:
    Notes payable                                    $    239       $    549
    Trade and other payables                              491            662
    Accrued liabilities                                   556            746
    Accrued income taxes payable                          449            237
----------------------------------------------------------------------------

         Total current liabilities                      1,735          2,194
 ---------------------------------------------------------------------------

Long-term debt                                          2,748          3,225
Employee benefits                                         602            619
Other liabilities                                       1,522          1,553
Minority interest                                          18             23
Commitments and contingencies (Note C)
Stockholders' equity:
    Common stock: shares issued - 242,078,367             605            605
    Additional paid-in capital                          1,961          1,956
    Retained earnings                                   1,748          1,518
----------------------------------------------------------------------------
                                                        4,314          4,079
    Less: Treasury stock (Note F)                         209            214
    Less: ESOP shares                                     114            119
    Accumulated other comprehensive income (loss)        (131)           (93)
----------------------------------------------------------------------------

         Total stockholders' equity                     3,860          3,653
----------------------------------------------------------------------------

    Total liabilities and stockholders' equity       $ 10,485       $ 11,267
----------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of Rohm and Haas Company (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission (SEC) regulations. In the opinion of management, the financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Certain prior year amounts have been reclassified to conform to current year presentation. These financial statements should be read in conjunction with the financial statements, accounting policies and the notes included in the Company's annual report for the year ended December 31, 2000.

(A)  ACQUISITIONS AND DIVESTITURES

The Company completed the following acquisitions and divestitures in 2001:

In September 2001, the Company acquired the Megum[TM] rubber-to-metal bonding business from Chemetall GmbH (Chemetall) of Frankfurt, Germany including the corresponding activities of Chemetall subsidiaries in Italy and Brazil. The acquired technology is used for the production of vibration absorption modules, used primarily in the automotive industry.

On June 1, 2001, the Company completed the sale of its Agricultural Chemicals business (Ag), a business unit in its Chemical Specialties segment to Dow AgroSciences LLC (Dow), a wholly owned subsidiary of the Dow Chemical Company for approximately $1 billion, subject to working capital adjustments. The Company recorded a gain on the sale in the amount of $679 million pre-tax ($428 million or $1.94 per share, after-tax). Under the terms of the agreement, the divestiture included fungicides, insecticides, herbicides, trademarks, and license to all agricultural uses of the Rohm and Haas biotechnology assets, as well as the agricultural business-related manufacturing sites located in Brazil, Colombia, France, and Italy; the Company's share of the Nantong, China joint venture; and the Company's assets in Muscatine, Iowa. The Company recorded the sale of Ag as discontinued operations in accordance with Accounting Principles Board No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Ag had been a separate major line of business, representing the Company's entire line of agricultural chemical products.

The operating results of Ag have been reported separately as discontinued operations in the Statements of Consolidated Earnings and the Statement of Consolidated Cash Flows. Prior periods' results have been reclassified to present Ag as a discontinued operation.

Net sales, income and assets from discontinued operations of Ag are as follows (in millions):

                                                       Nine Months Ended
                                                         September 30,
                                                      2001           2000
                                                     ------         -----
     Net sales                                       $ 230          $ 397
     Operating income                                   65             74
     Income tax expense                                 25             26
     Income from discontinued operations                40             48


During the first nine months of 2001 the Company increased its ownership in Rodel, Inc. (Rodel) from 90% to 99% for an additional cost of approximately $80 million. Rodel was a privately-held, Delaware-based leader in precision polishing technology serving the semiconductor, memory disk and glass polishing industries. In the second quarter of 2000 the Company increased its ownership from 48% to approximately 90% for a cost of approximately $200 million. Prior to March 31, 2000 the investment had been accounted for under the equity method with the Company's share of earnings reported as equity in affiliates. Since the second quarter of 2000, Rodel has been accounted for using the purchase method with results of operations fully consolidated. The financial statements reflect the allocation of the purchase price based on estimated fair values, and resulted in acquired goodwill of $110 million, which is being amortized on a straight-line basis over 30 years. Approximately $13 million of the purchase price had been allocated to IPR&D related to chemical mechanical planarization and surface preparation technologies under development and was recorded as a charge in the second quarter of 2000.

The Company completed the following acquisition and joint venture activities in 2000:

- Entered into a joint venture with Stockhausen GmbH & Co. KG (Stockhausen) of Germany to form a global partnership for the manufacture of acrylic acid. In conjunction with the joint venture the Company acquired Stockhausen's merchant monomer business in Europe in the first quarter of 2000.

- Acquired 95% of Acima A.G. (Acima), a Swiss Company specializing in biocidal formulations, polyurethane catalysts and other specialty chemicals and also acquired an 80% interest in Silicon Valley Chemical Laboratories, Inc. (SVC), a privately-held supplier of high technology products for the semiconductor industry. These transactions were accounted for using the purchase method.

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

The Company completed the following divestitures in 2000:

- Sold its Industrial Coatings business to BASF Corporation in the first quarter of 2000 for approximately $169 million net of working capital adjustments.

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

The preceding three businesses were acquired by the Company in June 1999 as part of the acquisition of Morton and were recorded at fair value; accordingly, no gain or loss was recorded on these transactions.

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

(B) RESTRUCTURING AND ASSET IMPAIRMENT

In June 2001, the Company launched a repositioning initiative to enable several of its businesses to respond to structural changes in the global marketplace. In connection with its repositioning initiatives, the Company recognized a $330 million one-time restructuring and asset impairment charge in the second quarter of 2001. The largest component relates to the partial closure of certain manufacturing and research facilities across all business groups and includes exit costs related to the Liquid Polysulfide Sealants business in Performance Polymers and part of the dyes business in Chemical Specialties. Approximately 75% of the asset write-downs are in the North American region. The one-time charge includes severance benefits; the employees receiving severance benefits will include those affected by plant closings or capacity reductions, as well as various personnel in corporate, administrative and shared service functions. Approximately 1,200 positions are affected by the restructuring efforts. As of September 30, 2001 approximately 600 positions have been eliminated. Following is a detailed breakdown of the restructuring and asset impairment costs (in millions):

                                                         Total Charges
                                                         -------------
    Severance and employee benefit costs                          $ 71
    Building and equipment write-down                              203
    Write-off of goodwill and other intangibles                     45
    Contract, lease termination costs and other                     11
                                                         -------------
                                                                  $330
                                                         =============

Management estimates that less than 10% of the overall charge will require the outlay of corporate cash and is primarily limited to severance expense of which the majority will be paid through the Company's domestic pension plans.

The respective asset accounts were written down by approximately $248 million at June 30, 2001. The remaining restructuring reserves of $57 million were included in accrued liabilities on the Consolidated Balance Sheet.

Restructuring activity for the three months ended September 30, 2001 is as follows (in millions):

                                                    Utilization
                                      --------------------------------------
    2001 Restructuring                Reserve                       Reserve
                                      June 30,                     Sept. 30,
                                        2001          Payments        2001
                                      --------------------------------------
    Severance/Other Employee Costs       $71            $(25)          $46
    Contract and Lease Terminations        8               0             8
    Other Implementation Costs             3               0             3
                                      --------------------------------------
    Total                                $82            $(25)          $57
                                      --------------------------------------

Approximately $4 million was paid to employees through the Company's payroll during the three months ended September 30, 2001. The remaining balance was funded through the Company's domestic pension plans.

                          Number of Sites       Sites             Number of
                             Affected          Shutdown      Remaining Shutdowns
                         ------------------------------------------------------
Full Shutdowns                   9                  0                9

Partial Shutdowns                9                  1                8


During the first quarter of 2000, a provision of $13 million ($8 million after-tax) for restructuring was recognized related to the Ion Exchange Resins business. This charge is primarily related to the write-down of plant assets in addition to severance costs for approximately 100 people.

A restructuring reserve was established in 1999 for costs related both to the integration of Morton and the Company's redesign of its selling and administrative infrastructure. Restructuring activity for the nine months ended September 30, 2001 is as follows (in millions):


                                                  Utilization
                                 -----------------------------------------------
1999 Restructuring               Reserves                              Reserves
                                 Dec. 31,                    Other     Sept. 30
                                   2000        Payments     Changes      2001
                                 -----------------------------------------------
Severance/Other Employee Costs      $13          $(3)                     $10

Lease Terminations/Other             20           (6)         (7)           7
                                 -----------------------------------------------
Total                               $33          $(9)         (7)         $17
                                 -----------------------------------------------


(C)   CONTINGENT LIABILITIES,GUARANTEES AND COMMITMENTS

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

The Company is a party in various government enforcement and private actions associated with former waste disposal sites, many of which are on the U.S. Environmental Protection Agency's (EPA) Superfund priority list, and has been named a potentially responsible party at approximately 140 inactive waste sites where remediation costs have been or may be incurred under the Federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. In some of these cases the Company may also be held responsible for alleged personal injury or property damage and has provided for future costs at certain of these sites. The Company is also involved in corrective actions at some of its manufacturing facilities.

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

In Wood-Ridge, New Jersey, Morton and Velsicol Chemical Corporation (Velsicol) have been held jointly and severally liable for the cost of remediation necessary to correct mercury-related environmental problems associated with a mercury processing plant on the site prior to its acquisition by Morton. At the date of acquisition Morton had disclosed and accrued for certain ongoing studies, which were expected to be completed during 2002, with regulatory decisions expected by the end of 2002. A separate study of the contamination in Berry's Creek, which runs near the plant site, and of the surrounding wetlands area is expected, but on a timetable yet to be determined. The Company's ultimate exposure will also depend upon the continued ability of Velsicol and its indemnitor, Fruit of the Loom, Inc., which has filed for protection under the bankruptcy laws, to contribute to the cost of remediation. These parties have not yet paid their share of the last assessment for expenses due in March 2001 citing financial difficulties. Ultimately exposure will also depend on the results of attempts to obtain contributions from others believed to share responsibility. A cost recovery action against these responsible parties is pending in federal court. This action has been stayed pending future regulatory developments and the appeal of a summary judgment ruling in favor of one of the defendants. Settlements have been reached with some defendants associated with the Wood-Ridge plant site. Where appropriate, the analysis to determine the Company's liability, if any, with respect to remedial costs at the above sites reflects an assessment of the likelihood and extent of participation of other potentially responsible parties.

During 1996, the EPA notified Morton of possible irregularities in water discharge monitoring reports filed by the Moss Point, Mississippi plant in early 1995. Morton investigated and identified other environmental issues at the plant. In 2000 the Company reached agreement with the EPA, the Department of Justice and the State of Mississippi, resolving these historic environmental issues. The agreement received court approval in early 2001. The final settlement included payment of $20 million in civil penalties, which was paid in the first quarter of 2001, $2 million in criminal penalties and $16 million in various Supplemental Environmental Projects. The accruals established for this matter were sufficient to cover these and other related costs of the settlement. In June 2001, the Company announced its plan to close the chemicals portion of the Moss Point facility.

The amount charged to earnings before tax for environmental remediation was $26 million and $6 million for the nine months ended September 30, 2001 and 2000, respectively. The reserves for remediation were $164 million and $185 million at September 30, 2001 and December 31, 2000, respectively, and are recorded as "other liabilities" (current and long-term). The Company is pursuing lawsuits seeking insurance indemnification for certain environmental liabilities. It is the Company's practice to reflect environmental insurance recoveries in results of operations for the quarter in which the litigation is resolved through settlement or other appropriate legal processes. Resolutions typically resolve coverage for both past and future environmental spending. The Company settled with several of its insurance carriers and recorded income before tax of approximately $9 million and $1 million for the nine months ended September 30, 2001 and 2000, respectively.

In addition to accrued environmental liabilities, the Company has reasonably possible loss contingencies related to environmental matters of approximately $75 million and $73 million at September 30, 2001 and December 31, 2000, respectively. Further, the Company has identified other sites, including its larger manufacturing facilities, where additional future environmental remediation may be required, but these loss contingencies cannot reasonably be estimated at this time. These matters involve significant unresolved issues, including the number of parties found liable at each site and their ability to pay, the outcome of negotiations with regulatory authorities, the alternative methods of remediation and the range of costs associated with those alternatives. The Company believes that these matters, when ultimately resolved, which may be over an extended period of time, will not have a material adverse effect on the consolidated financial position or consolidated cash flows of the Company, but could have a material adverse effect on consolidated results of operations or cash flows in any given period.

GENERAL LEGAL

There are pending lawsuits filed against Morton related to employee exposure to asbestos at a manufacturing facility in Weeks Island, Louisiana, with additional lawsuits expected. The Company expects that most of these cases will be dismissed because they are barred under worker's compensation laws; however, cases involving asbestos-caused malignancies may not be barred under Louisiana law. Subsequent to the acquisition, the Company commissioned medical studies to estimate possible future claims and recorded accruals based on the results.

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


(D)  INVENTORIES

Inventories as of September 30, 2001 and December 31, 2000 consist of the following (in millions):

                                            Sept. 30,    Dec. 31,
                                              2001         2000
                                            ---------    --------
Finished products and work in process         $593         $771
Raw materials and supplies                     172          196
                                              ----         ----
Total Inventories                             $765         $967
                                              ----         ----


(E)  COMPREHENSIVE INCOME

The components of comprehensive income for the three and nine month periods ended September 30, 2001 and 2000, respectively, are as follows (in millions):


                                                           Three Months Ended          Nine Months Ended
                                                              September 30,               September 30,
                                                           --------------------      ---------------------
                                                           2001            2000      2001             2000
                                                           --------------------      ---------------------
Net Earnings                                               $ 53            $ 84       $358            $284
Other comprehensive income, net of tax:

   Foreign currency translation adjustment*                  86             (24)       (43)             (7)
   Current period changes in fair value of derivative
     and non-derivative instruments qualifying as hedges    (34)             23         (1)             22
   Cumulative effect of accounting change                                                6
                                                           --------------------      ---------------------
   Comprehensive income                                    $105            $ 83       $320            $299
                                                           --------------------      ---------------------


* Note: Year 2001 includes the impact of a change in the functional currency of a majority of the Company's foreign entities to their respective local currency.

(F)  TREASURY SHARES

The number of treasury shares held by the Company were:

September 30, 2001                    21,700,214
December 31, 2000                     22,141,494


(G) EARNINGS PER SHARE

The difference in common shares outstanding used in the calculation of basic and diluted earnings per common share for the three and nine month periods ended September 30, 2001 and 2000 is primarily due to the effect of stock options as reflected in the reconciliation that follows (in millions, except per share amounts):


                                                   Three Months Ended                   Nine Months Ended
                                             ------------------------------       ------------------------------
                                                                  Per-Share                            Per-Share
                                             Earnings   Shares     Amount         Earnings   Shares     Amount
                                             -----------------     ------         -----------------     ------
 2001
Earnings (Loss) from continuing operations
  before extraordinary item and
  cumulative effect of accounting
  change (Basic)                              $   53     220.4     $  .24          $ (107)    220.2    $ (0.48)
Dilutive effect of options (a)                             0.9                                  1.0
Earnings (Loss) from continuing operations
  before extraordinary item and
  cumulative effect of accounting             ________________                  ___________________
  change (Diluted)                            $   53     221.3     $  .24          $ (107)    221.2    $ (0.48)

 2000
Earnings from continuing operations
  before extraordinary item and
  cumulative effect of accounting
  change (Basic)                              $   77     219.7      $ .35          $  236     219.4    $  1.07
Dilutive effect of options (a)                             0.1                                  1.3
Earnings from continuing operations
  before extraordinary item and
  cumulative effect of accounting             ________________                  ___________________
  change (Diluted)                            $   77     219.8     $  .35          $  236     220.7    $  1.07



(a) For the three month and nine month periods ended September 30, 2001 the Company had 0.6 million anti-dilutive stock options; the exercise price of the stock options was greater than the average market price for the three and nine months ended September 30, 2001, respectively.


(H) SEGMENT INFORMATION

For the Company's segment information, see the "Net Sales by Business Segment and Region" and "Net Earnings (Loss) by Business Segment" tables within Management's Discussion and Analysis of Financial Condition and Results of Operations.

(I) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In 1998, the Financial Accounting Standards Board (FASB) issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities," which establishes a new model for the accounting and reporting of derivative and hedging transactions. The statement amends a number of existing standards and, as amended by SFAS No. 138, is effective for fiscal years beginning after June 15, 2000. As required, the Company adopted this standard as of January 1, 2001. The results of adopting SFAS 133 were disclosed in the operations for the three months ended March 31, 2001 filed on Form 10-Q with the SEC.

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

A reconciliation of current period changes, net of applicable income taxes, within accumulated other comprehensive income, due to use of derivative and non-derivative instruments qualifying as hedges, is as follows (in millions):

                                               Three Months       Nine Months
                                                   Ended             Ended
                                                    September 30, 2001
                                               ------------------------------
Accumulated derivatives gain at
  beginning of period                            $ 48                 $  9
Transition adjustment as of January 1, 2001        --                    6
Current period changes in fair value              (35)                   6
Reclassification to earnings, net                   1                   (7)
                                                 ----                 ----
Accumulated derivatives gain at
  September 30, 2001                             $ 14                 $ 14
                                                 ====                 ====

Additional disclosures required by SFAS 133, as amended, are provided in the following paragraphs by respective hedging objective.

Cash flow hedges are used to reduce variability of operating cash flows resulting from changes in foreign currency exchange rates and commodity prices. The amount reclassified to other income (expense) from accumulated other comprehensive income amounted to $1 million and $(7) million after-tax for the three and the nine month periods ended September 30, 2001. The ineffective portion of changes in fair values of hedges amounted to $0 and $4 million after-tax for the three and the nine month periods. Both the effective portion of hedges reclassified to income and the ineffective portion of cash flow hedges were recorded in other income, net.

Of the $14 million recorded within accumulated other comprehensive income at September 30, 2001, $2 million, after-tax, represents the effective portion of cash flow hedges, which is expected to be reclassified to earnings over the five quarter period ending December 31, 2002. The actual amounts that will be reclassified to earnings over the next five quarters will vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings during the second quarter in connection with forecasted transactions that were no longer considered probable of occurring.

Hedges of net investments are to hedge foreign currency exposures of the Company's net investments in foreign operating units. The effective portion of changes in fair values of hedges, recorded within accumulated other comprehensive income, amounted to $16 million after-tax at September 30, 2001. The amount excluded from the measure of effectiveness on these net investment hedges amounted to $2 million and $8 million before income taxes for the three and the nine month periods, and was recorded as a reduction to interest expense.

As of September 30, 2001, the Company maintains hedge positions that are effective as hedges from an economic perspective but do not qualify for hedge accounting under SFAS 133, as amended. Such hedges consist primarily of emerging market foreign currency option and forward contracts, and are marked to market resulting in an immaterial impact on earnings.

(J) NEW ACCOUNTING PRONOUNCEMENTS

Business Combinations
---------------------
In June, 2001, the FASB issued SFAS No. 141, "Business Combinations." The Statement, which is effective for all business combinations after June 30, 2001, mandates that all business combinations be accounted for by only the purchase method (thereby eliminating the option for pooling of interests); segregation of other intangible assets from goodwill if they meet the contractual legal criterion or the separability criterion; and expanded disclosure requirements on the primary reasons for a business combination and the allocation of the purchase price to the assets and liabilities assumed by major balance sheet caption. Management is currently assessing the impact of the new standard on its financial statements.

Goodwill and Other Intangible Assets
------------------------------------
In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," effective for all fiscal years beginning after December 15, 2001. The Statement requires the assignment of all goodwill to the reporting units of the acquiring entity. Effective immediately it no longer requires the amortization of goodwill and other intangible assets with an indefinite life for acquisitions after June 30, 2001. With respect to goodwill arising from any acquisition prior to June 30, 2001, the Company will cease amortization at January 1, 2002 and will be required to test goodwill value for impairment. That transitional asset impairment test shall be completed within the first six months in which the Statement is initially applied. Management is currently assessing the impact of the new standard on its financial statements.

Asset Retirement Obligations
----------------------------
In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. SFAS 143 is effective for fiscal years beginning after December 15, 2002. Management is currently assessing the impact of the new standard on its financial statements.

Impairment or Disposal of Long-lived Assets
-------------------------------------------
In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and must be applied at the beginning of a fiscal year. Management is currently assessing the impact of the new standard on its financial statements.

(K) SUBSEQUENT EVENTS

In October 2001, the Company signed an agreement to acquire the flexible packaging adhesives business of Technical Coatings Co., a subsidiary of Benjamin Moore & Co. The acquisition includes the development, production and distribution of a full line of cold seal adhesives marketed under the COSEAL[R] trademark. The primary application of such adhesives is in flexible packaging, used mainly in the food and medical industries.


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

Within the following discussion, unless otherwise stated, "quarter" and "nine month period", refer to the three month and the nine month periods ended September 30, 2001, respectively. All comparisons are with the corresponding periods in the previous year, unless otherwise stated.

"Same business basis" as it relates to the comparison of sales between reportable periods includes only those businesses, segments or divisions that have been in place during the entire reportable period.

Non-recurring charge is an expense arising from an event or transaction that is unusual in nature, or occurs infrequently or satisfies the definition of an extraordinary item in accordance with APB 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Unless otherwise indicated, the impact of non-recurring charges on operations within the context of the MD&A is stated net of tax.

This document contains forward-looking information so that investors will have a better understanding of the Company's future prospects and make informed investment decisions. Forward-looking statements within the context of the Private Securities Litigation Reform Act of 1995 include statements anticipating future growth in sales, earnings, EBITDA and cash flows. Words such as "anticipates," "estimates," "expects," "projects," "intends," "plans," "believes," and similar language to describe prospects for future operations or financial condition identify such forward-looking statements. Forward-looking statements are based on management's assessment of current trends and circumstances, which may be susceptible to uncertainty, change or any other unforeseen development. Results could differ materially depending on such factors as change in business climate, economic and competitive uncertainties, raw material and energy costs, foreign exchange rates, interest rates, acquisitions or divestitures, risks in developing new products and technologies, changes in business strategies, or the unanticipated costs of complying with environmental and safety regulations. As appropriate, additional factors are contained in the Company's 2000 Form 10-K report filed with the Securities and Exchange Commission on March 28, 2001. The Company is under no obligation to update or alter its forward-looking statements, as a result of new changes, information, future events or otherwise.

Following the sale of its Agricultural Chemicals (Ag) business which represented the entire line of agricultural chemical products, the Company reported the operating results of Ag as discontinued operations. The Company recorded the sale of Ag as a discontinued operation in accordance with APB 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Ag had been a separate major line of business.

RESULTS OF OPERATIONS
THIRD QUARTER 2001 VERSUS THIRD QUARTER 2000


---------------------------------------------------------------------------------------------------------
NET SALES BY BUSINESS SEGMENT AND REGION
---------------------------------------------------------------------------------------------------------
       (millions of dollars)
                                                 Three Months Ended                Nine Months Ended
                                                   September 30,                     September 30,
                                         ------------------------------    ------------------------------
                                              2001             2000             2001              2000
                                         ------------------------------    ------------------------------
   BUSINESS SEGMENT
       Performance Polymers              $        794      $       862     $      2,427      $      2,653
       Chemical Specialties                       200              219              618               663
       Electronic Materials                       208              326              735               879
       Salt                                       144              176              546               638
                                         ------------      -----------     ------------      ------------
         Total                           $      1,346      $     1,583     $      4,326      $      4,833
                                         ------------      -----------     ------------      ------------

    REGION
       North America                     $        828      $       930     $      2,681      $      2,898
       Europe                                     305              378              985             1,208
       Asia-Pacific                               163              223              504               578
       Latin America                               50               52              156               149
                                         ------------      -----------     ------------      ------------
         Total                           $      1,346      $     1,583     $      4,326      $      4,833
                                         ------------      -----------     ------------      ------------

---------------------------------------------------------------------------------------------------------
 NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS BY BUSINESS SEGMENT (2)
---------------------------------------------------------------------------------------------------------
       (millions of dollars)
                                                 Three Months Ended                Nine Months Ended
                                                   September 30,                     September 30,
                                         -----------------------------     ------------------------------
                                              2001             2000             2001              2000
                                         -----------------------------     ------------------------------
    BUSINESS SEGMENT
       Performance Polymers              $         74      $        65     $         44      $        237
       Chemical Specialties                        17               20               (1)               47
       Electronic Materials                        (3)              30                2                79
       Salt                                        (2)              (2)               2                10
       Corporate (1)                              (33)             (36)            (154)             (137)
                                         ------------      -----------     ------------      ------------
         Total                           $         53      $        77     $       (107)     $        236
                                         ------------      -----------     ------------      ------------

---------------------------------------------------------------------------------------------------------
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS BY BUSINESS SEGMENT,
EXCLUDING NON-RECURRING ITEMS (2) & (3)
---------------------------------------------------------------------------------------------------------
       (millions of dollars)
                                                 Three Months Ended                Nine Months Ended
                                                   September 30,                     September 30,
                                         -----------------------------     ------------------------------
                                              2001             2000             2001              2000
                                         -----------------------------     ------------------------------
       Performance Polymers              $         76      $        65     $        182      $        233
       Chemical Specialties                        17               20               53                62
       Electronic Materials                        (2)              30               27                81
       Salt                                        (2)              (2)              13                10
       Corporate (1)                              (38)             (36)            (128)             (122)
                                         ------------      -----------     ------------      ------------
         Total                           $         51      $        77     $        147      $        264
                                         ------------      -----------     ------------      ------------


(1) Corporate includes non-operating items such as interest income and expense, corporate governance costs, and corporate exploratory research.

(2) Segment earnings reflect after-tax operating results, net of acquisition-related amortization of goodwill and other assets. The 2000 results have been reclassified to reflect the Agricultural Chemicals business as discontinued operations.

---------------------------------------------------------
(3) Non-Recurring Items (net of tax)
---------------------------------------------------------

                                                                                      September 30, 2001
                                                                                -----------------------------
                                                                                    Three            Nine
2001 Non-recurring items                                                            Months          Months
------------------------                                                        -------------   -------------
Continuing Operations:
    Provision for restructuring and asset impairments                           $          --   $        (233)
    Asset valuation adjustments in the Electronic Materials Segment                        --             (10)
    Remediation-related charges, net of insurance settlements                               3              (5)
    Other                                                                                  (1)             (6)
                                                                                -------------   -------------
       Non-recurring items impacting continuing operations                                  2            (254)
Gain on disposal of discontinued line of business                                          --             428
Income from discontinued line of business                                                  --              40
Extraordinary loss on early extinguishment of debt                                         --              (1)
Cumulative effect of accounting change                                                     --              (2)
                                                                                -------------   -------------
         Total                                                                  $           2   $         211
                                                                                =============   =============

2000 Non-recurring items
------------------------
Continuing Operations:
Purchased in-process research and development and
   other one-time charges related to the Rodel acquisition                      $          --   $         (14)
Restructuring charges, net, and integration costs, primarily
  outside consultants                                                                      --             (14)
                                                                                -------------   -------------
       Non-recurring items impacting continuing operations                                 --             (28)
Income from discontinued line of business                                                   7              48
                                                                                -------------   -------------
         Total                                                                  $           7   $          20
                                                                                =============   =============


RESULTS OF OPERATIONS
THIRD QUARTER 2001 VERSUS THIRD QUARTER 2000

Sales for the Company were $1,346 million in the third quarter of 2001, a decrease of $237 million, or 15%, from sales of $1,583 million in the prior year period. Compared to the prior year period, sales fell in all four geographic areas, with the largest percentage decrease of 27% in the Asia-Pacific region due to a downturn in the electronics market. Sales also declined in Europe by 19%, North America by 11% and Latin America by 4%.

Earnings for the current quarter decreased 37% to $53 million from $84 million in the prior year period. Third quarter earnings from 2000 include $7 million of income after-tax from discontinued operations relating to the Agricultural Chemicals business. Basic and diluted earnings per common share were $.24 for the quarter compared to $.38 in the prior period. Current quarter earnings from continuing operations decreased 31% to $53 million from $77 million for the three months ended September 30, 2000. Basic and diluted earnings per common share from continuing operations were $.24 and $.35 for the three months ended September 30, 2001 and 2000, respectively.

Performance Polymers quarterly earnings increased 14% to $74 million from prior period earnings of $65 million, driven by lower raw material and energy costs and internal cost savings. Sales decreased 8% to $794 million from $862 million in the prior period, or 7% on a same business basis. Volume demand for the third quarter of 2001 was down 7% from the prior year period. Sales decreases were most prevalent in the markets for automotive coatings, paper, leather and industrial powder coatings. Growth in sales of newer product lines, including next-generation opacifiers for paints, label and packaging adhesives and new impact modifiers for plastics offset declines. Demand increased in the markets for architectural and industrial coatings products, particularly in the Asia-Pacific region.

Chemical Specialties earnings decreased 15% to $17 million in the third quarter of 2001, compared to earnings of $20 million in the third quarter of 2000. Sales fell by 9% to $200 million from $219 million in the prior year period in all three businesses; Consumer and Industrial Specialties, Ion Exchange Resins and Inorganic and Specialty Solutions. There was an increase in sales of preservatives and polymers which are used to make products sold in the personal care, home and fabric, as well as pharmaceutical and bioprocessing markets. This growth was offset by products sold in the electronic and paper markets.

Electronic Materials incurred a loss of $3 million in the current quarter compared to prior period earnings of $30 million. Sales for the third quarter decreased 36% to $208 million from $326 million in the third quarter of 2000, primarily due to weaker demand worldwide. Demand remained strong for the sophisticated products used to make the most powerful semiconductor chips.

The Salt segment loss of $2 million in the third quarter of 2001 remained unchanged from the prior year period as competitive pricing and operating cost savings were offset by unfavorable manufacturing variances. Excluding the sale of the European Salt division in the fourth quarter of 2000, sales in the current quarter increased 3% to $144 million from $140 million in the prior period on a same business basis.

Corporate segment expenses were $33 million in the quarter, compared to $36 million in the prior year period. Income from environmental remediation-related insurance recoveries and reduced interest costs more than offset increased employee expenses and stranded costs remaining from the divested operations of Ag.

The third quarter's gross profit margin was 31%, down from 32% in the third quarter of 2000. Unfavorable manufacturing variances, which resulted from decreased sales volumes across all businesses, were partially offset by lower raw material costs.

Selling, administrative and research expenses (SAR) decreased 8% during the third quarter to $263 million from $287 million in the prior year period. Current quarter expenses reflect savings from the Company's repositioning efforts, including a reduction of the workforce worldwide. SAR expenses as a percentage of sales increased from 18% in the prior quarter to 20% in the current quarter due to decreased sales despite cost reduction efforts.

Interest expense decreased 35% to $39 million in the third quarter of 2001 from $60 million in the prior period. Proceeds from the divestiture of Ag were used to pay down commercial paper and debentures resulting in interest cost savings from the prior period.

Other income for the current quarter was $11 million, compared to income of $2 million in the prior year period. The current period includes income from insurance recoveries and increased royalty income.

The effective tax rate from continuing operations before restructuring and asset impairment charges for the third quarter of 2001 and 2000 was 38%.


RESULTS OF OPERATIONS
NINE MONTHS 2001 VERSUS NINE MONTHS 2000

Sales for the nine month period ended September 30, 2001 were $4,326 million, a decrease of 10% from $4,833 million in the prior year period. Geographically, sales decreased 7% in North America, 18% in Europe, 13% in Asia-Pacific, offset by a 5% increase in the Latin America Region.

Net earnings for the nine month period were $358 million, an increase of 26% from $284 million in the prior year period. Earnings for the nine month period include non-recurring items comprised of: a gain on the sale of the Agricultural Chemicals business of $428 million; a provision for restructuring and other non-recurring charges of $233 million related to the Company's repositioning efforts; asset valuation adjustments in the Electronic Materials segment of $10 million; remediation-related charges, net of insurance settlements of $5 million; income from discontinued line of business of $40 million; other charges of $6 million; an extraordinary loss on early extinguishment of debt of $1 million and a non-recurring charge of $2 million which reflects the cumulative effect of the accounting change related to the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Earnings for the nine month period ended September 30, 2000 include non-recurring items comprised of: $14 million of purchased in-process research and development charges and other one-time charges related to the Rodel acquisition and $14 million of restructuring and integration costs. Basic and diluted earnings per common share were $1.62 for the current nine month period compared to $1.29 in the prior period. Earnings from continuing operations, excluding non-recurring items for the nine month period ended September 30, 2001 was $147 million, compared to $264 million for the prior year period. Basic and diluted earnings per common share from continuing operations excluding non-recurring items were $.67 compared to $1.20 for the nine months ended September 30, 2001 and 2000, respectively.

Performance Polymers nine month earnings were $44 million compared to prior year earnings of $237 million. Excluding non-recurring items, earnings for the current period were $182 million compared to $233 million for the 2000 period. Total volume for the current nine month period decreased 7% from the prior nine month period. Sales decreased 9% to $2,427 million from $2,653 million in the prior period, primarily due to lower demand. Sales decreases were felt in all businesses primarily due to poor external economic conditions and as a result of the continued slow down in the building and construction industry as compared to the prior year period. Excluding the sale of the Thermoplastic Urethanes business in the third quarter of 2000, sales for Adhesives and Sealants remained flat in the current nine month period compared to prior year. Automotive and powder coatings suffered from decreased demand in the automotive and industrial markets.

Chemical Specialties lost $1 million for the nine month period versus earnings of $47 million in the prior year period. Earnings in the current nine month period, excluding non-recurring items, decreased 15% to $53 million from $62 million in the prior year period as lower demand producing higher manufacturing variances negatively impacted earnings. Sales decreased 7% to $618 million from $663 million in the 2000 period, primarily driven by the Inorganic and Industrial Specialties business as it continues to suffer from persistently low demand in the paper market.

Electronic Materials earnings were $2 million versus $79 million in the prior nine month period, reflecting significant sales declines and reduced margins arising from inventory write-downs. Excluding non-recurring items, earnings were $27 million compared to $81 million in the 2000 period. Sales declined 16% to $735 million compared to $879 million in the prior nine month period driven by a decrease in demand in the Printed Wiring Board market, primarily in North America. In Microelectronics, sales of higher technologies such as deep UV photoresist and anti-reflective coatings increased compared to the year ago period. Additionally, sales for the current nine months include Rodel which was consolidated in the second quarter of 2000.

Salt earnings for the nine month period were $2 million compared to $10 million in the prior year period. Excluding non-recurring items, earnings were $13 million compared to $10 million in the 2000 period. Sales were $546 million for the current nine month period compared to $638 million in the prior period. The Company sold its European Salt business in the fourth quarter of 2000 (see details of this transaction in the "Notes to Consolidated Financial Statements" under "Note (A) Acquisitions and Divestitures"). Sales on a same-business basis increased 7% from the prior year period.

Corporate segment expenses increased in the nine month period by 12% to $154 from $137 million in the prior year period. The current nine month period benefited from interest cost savings as a result of lower debt levels compared to the prior year period. Offsetting the interest savings are additional provisions for environmental remediation (net of insurance recoveries) and increased employee related expenses.

The gross profit margin was 29% in the first nine months compared to 32% in the prior year period. The change in gross profit margin is primarily the result of reduced volumes, higher raw materials and energy costs in the form of higher natural gas prices and increased freight costs due to higher fuel prices when compared to the prior period.

Selling, administrative and research expenses (SAR), decreased 8% during the current nine month period to $806 million from $876 million in the prior year period reflecting savings from the Company's recent repositioning efforts, including a workforce reduction worldwide. SAR expenses as a percentage of sales were 19% and 18%, respectively.

Interest expense decreased to $143 million in 2001 from $182 million in the prior year nine month period primarily due to lower debt levels as compared to the prior year period.

Other expense (income), net for the current nine month period was $1 million of expense compared to $24 million of income in the prior year period. The current period includes income from insurance recoveries and increased royalty income. The prior year period income was primarily attributable to significant foreign currency gains.

The Company incurred extraordinary loss on early extinguishment of debt of $2.1 million ($1.4 million after tax) resulting from the payment of a market premium over the carrying value of debt and the write off of unamortized debt related costs.

The effective tax rate from continuing operation before restructuring and asset impairment charges for the first nine months of 2001 and 2000 was 39% and 37% respectively. The 2000 period excludes the non-tax deductible purchase in-process research and development charge recorded in the second quarter of 2000. The current period tax rate was higher than in the prior year due primarily to the effect of this quarter's lower earnings in relation to fixed non-deductible, non-cash costs, such as goodwill amortization.

On June 1, 2001, the Company completed the sale of its Agricultural Chemicals business (Ag), a division of its Chemical Specialties segment to Dow AgroSciences LLC, a wholly owned subsidiary of the Dow Chemical Company for approximately $ 1 billion, subject to working capital adjustments. The Company recorded a gain on the sale in the amount of $679 million pre-tax ($428 million or $1.94 per share, after-tax). Under the terms of the agreement, the divestiture included fungicides, insecticides, herbicides, trademarks, and license to all agricultural uses of the Rohm and Haas biotechnology assets, as well as the agricultural business-related manufacturing sites located in Brazil, Colombia, France, and Italy; the Company's share of the Nantong, China joint venture; and the Company's assets in Muscatine, Iowa. The Company recorded the sale of Ag as discontinued operations in accordance with APB-30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Ag had been a separate major line of business, representing the Company's entire line of agricultural chemical products.

The operating results of Ag have been reported separately as discontinued operations in the Statements of Consolidated Earnings and the Statement of Consolidated Cash Flows. Prior periods' results have been reclassified to present Ag as a discontinued operation.

Net sales, income and assets from discontinued operations are as follows (in millions):

                                                  Nine Months Ended
                                                     September 30,
                                                  2001          2000
                                                 -----         -----
Net sales                                         $230          $397
Operating income                                    65            74
Income tax expense                                  25            26
Income from discontinued operations                 40            48


LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

The nine months ended September 30, 2001 and 2000 reflect acquisition, divestiture and financing activities having a significant effect on the Company's cash flows. Such activities are discussed at length in the "Notes to Consolidated Financial Statements" under "Note (A) Acquisitions and Divestitures" above.

The Company evaluates operating performance based on several factors including free cash flow defined as cash provided by operations after deducting capital additions and dividends.

Free cash flows for the nine month period in 2001 versus 2000 were as follows (in millions):

                                                 Nine Months Ended
                                                    September 30,
                                                 2001          2000
                                                 ----          ----
Cash provided by continuing operations          $ 236         $ 421
Capital additions                                (270)         (226)
Dividends                                        (132)         (125)
Discontinued operations                            69            80
                                                -----         -----
Free cash flows                                 $ (97)        $ 150
                                                =====         =====

Free cash flows were negatively impacted by adverse business conditions during the comparable periods.

Fixed asset additions during the nine months ended September 30, 2001 included expenditures towards information technology, the enterprise resource planning project, completion of Rodel expansion in Delaware, methyl methacrylate capacity expansion and catalyst purchases in Houston. The Company expects to incur approximately $380 million in capital spending by year end.

The debt ratio was 42% at the end of the third quarter of 2001 compared with 49% at year-end 2000. (The debt ratio is total debt, net of cash, divided by the sum of net debt, minority interest, shareholders' equity and ESOP shares.) Debt reduction during the nine months ended September 30, 2001 was sourced through cash proceeds from the sale of the Agricultural Chemicals business. Proceeds from the Ag sale were used to pay down commercial paper and debentures.

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

On October 18, 2001 the board of directors approved a quarterly dividend on common shares of 20 cents per common share payable December 1, 2001 to stockholders of record on November 9, 2001.

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

The Company is a party in various government enforcement and private actions associated with former waste disposal sites, many of which are on the U.S. Environmental Protection Agency's (EPA) Superfund priority list, and has been named a potentially responsible party at approximately 140 inactive waste sites where remediation costs have been or may be incurred under the Federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. In some of these cases the Company may also be held responsible for alleged personal injury or property damage and has provided for future costs at certain of these sites. The Company is also involved in corrective actions at some of its manufacturing facilities.

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

In Wood-Ridge, New Jersey, Morton and Velsicol Chemical Corporation ("Velsicol") have been held jointly and severally liable for the cost of remediation necessary to correct mercury-related environmental problems associated with a mercury processing plant on the site prior to its acquisition by Morton. At the date of acquisition Morton had disclosed and accrued for certain ongoing studies, which were expected to be completed during 2002, with regulatory decisions expected by the end of 2002. A separate study of the contamination in Berry's Creek, which runs near the plant site, and of the surrounding wetlands area is expected, but on a timetable yet to be determined. The Company's ultimate exposure will also depend upon the continued ability of Velsicol and its indemnitor, Fruit of the Loom, Inc., which has filed for protection under the bankruptcy laws, to contribute to the cost of remediation. These parties have not yet paid their share of the last assessment for expenses due in March 2001 citing financial difficulties. Ultimately exposure will also depend on the results of attempts to obtain contributions from others believed to share responsibility. A cost recovery action against these responsible parties is pending in federal court. This action has been stayed pending future regulatory developments and the appeal of a summary judgment ruling in favor of one of the defendants. Settlements have been reached with some defendants associated with the Wood-Ridge plant site. Where appropriate, the analysis to determine the Company's liability, if any, with respect to remedial costs at the above sites reflects an assessment of the likelihood and extent of participation of other potentially responsible parties.

During 1996, the EPA notified Morton of possible irregularities in water discharge monitoring reports filed by the Moss Point, Mississippi plant in early 1995. Morton investigated and identified other environmental issues at the plant. In 2000 the Company reached agreement with the EPA, the Department of Justice and the State of Mississippi, resolving these historic environmental issues. The agreement received court approval in early 2001. The final settlement included payment of $20 million in civil penalties, which was paid in the first quarter of 2001, $2 million in criminal penalties and $16 million in various Supplemental Environmental Projects. The accruals established for this matter were sufficient to cover these and other related costs of the settlement. In June 2001, the Company announced its plan to close the chemicals portion of the Moss Point facility.

The amount charged to earnings before tax for environmental remediation was $26 million and $6 million for the nine months ended September 30, 2001 and 2000, respectively. The reserves for remediation were $164 million and $185 million at September 30, 2001 and December 31, 2000, respectively, and are recorded as "other liabilities" (current and long-term). The Company is pursuing lawsuits seeking insurance indemnification for certain environmental liabilities. It is the Company's practice to reflect environmental insurance recoveries in results of operations for the quarter in which the litigation is resolved through settlement or other appropriate legal processes. Resolutions typically resolve coverage for both past and future environmental spending. The Company settled with several of its insurance carriers and recorded income before tax of approximately $9 million and $1 million for the nine months ended September 30, 2001 and 2000, respectively.

In addition to accrued environmental liabilities, the Company has reasonably possible loss contingencies related to environmental matters of approximately $75 million and $73 million at September 30, 2001 and December 31, 2000, respectively. Further, the Company has identified other sites, including its larger manufacturing facilities, where additional future environmental remediation may be required, but these loss contingencies cannot reasonably be estimated at this time. These matters involve significant unresolved issues, including the number of parties found liable at each site and their ability to pay, the outcome of negotiations with regulatory authorities, the alternative methods of remediation and the range of costs associated with those alternatives. The Company believes that these matters, when ultimately resolved, which may be over an extended period of time, will not have a material adverse effect on the consolidated financial position or consolidated cash flows of the Company, but could have a material adverse effect on consolidated results of operations or cash flows in any given period.

NEW ACCOUNTING PRONOUNCEMENTS

Derivative Instruments and Hedging Activities
---------------------------------------------
In 1998, the Financial Accounting Standards Board (FASB) issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities," which establishes a new model for the accounting and reporting of derivative and hedging transactions. The statement amends a number of existing standards and, as amended by SFAS No. 138, is effective for fiscal years beginning after June 15, 2000. As required, the Company adopted this standard as of January 1, 2001. The results of adopting SFAS 133 was disclosed in Form 10-Q for the first quarter ended March 31, 2001. Additionally, the Company adopted DIG Issue G20, "Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge," effective July 1, 2001.

Business Combinations
---------------------
In June, 2001, the FASB issued SFAS No. 141, "Business Combinations." The Statement, which is effective for all business combinations after June 30, 2001, mandates that all business combinations be accounted for by only the purchase method (thereby eliminating the option for pooling of interests); segregation of other intangible assets from goodwill if they meet the contractual legal criterion or the separability criterion; and expanded disclosure requirements on the primary reasons for a business combination and the allocation of the purchase price to the assets and liabilities assumed by major balance sheet caption. Management is currently assessing the impact of the new standard on its financial statements.

Goodwill and Other Intangible Assets
------------------------------------
In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," effective for all fiscal years beginning after December 15, 2001. The Statement requires the assignment of all goodwill to the reporting units of the acquiring entity. Effective immediately it no longer requires the amortization of goodwill and other intangible assets with an indefinite life for acquisitions after June 30, 2001. With respect to goodwill arising from any acquisition prior to June 30, 2001, the Company will cease amortization at January 1, 2002 and will be required to test goodwill value for impairment. That transitional asset impairment test shall be completed within the first six months in which the Statement is initially applied. Management is currently assessing the impact of the new standard on its financial statements.

Asset Retirement Obligations
----------------------------
In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. SFAS 143 is effective for fiscal years beginning after December 15, 2002. Management is currently assessing the impact of the new standard on its financial statements.

Impairment or Disposal of Long-lived Assets
-------------------------------------------
In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and must be applied at the beginning of a fiscal year. Management is currently assessing the impact of the new standard on its financial statements.


ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK Management's discussion of market risk is incorporated herein by reference to Item 7a of the Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001.

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

          (b) Reports filed on Form 8-K during the quarter ended September 30, 2001:

               None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: November 14, 2001                   ROHM AND HAAS COMPANY
      ----------------                       (Registrant)


                                            BRADLEY J. BELL
                                       SENIOR VICE PRESIDENT AND
                                        CHIEF FINANCIAL OFFICER