Form 10-K
period 2001-12-31
ROHM & HAAS CO
filed 2002-03-26
CIK 84792

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                       ANNUAL REPORT EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001        COMMISSION FILE NUMBER 1-3507

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

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes X  No   .
                         ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          ----

Aggregate market value of voting stock held by nonaffiliates of the registrant as of February 28, 2002: $4,313,328,027

Common stock outstanding at February 28, 2002: 220,677,633 SHARES.

Documents incorporated by reference:

Part III - Definitive Proxy Statement to be filed with the Securities and Exchange Commission, except the Report on Executive Compensation, Graph titled "Cumulative Total Return to Shareholders" and Audit Committee Report included therein.

                                     PART I
ITEM 1.  BUSINESS
ROHM AND HAAS COMPANY
-------------------------------------------------------------------------------

Rohm and Haas Company (the Company), is a global specialty materials company that reported 2001 net sales of approximately $5.7 billion. The Company is a public corporation whose shares are traded on the New York Stock Exchange under the "ROH" symbol and was incorporated in 1917 under the laws of the State of Delaware. The Company's headquarters office is located at 100 Independence Mall West, Philadelphia, Pennsylvania 19106-2399 (phone number (215) 592-3000; internet address www.rohmhaas.com).

In 2001, the Company operated four global businesses:

     PERFORMANCE POLYMERS (56 percent of 2001 sales): This segment includes the sales and operating results for Coatings, Adhesives and Sealants, Plastics Additives, Monomers and Surface Finishes.

     CHEMICAL SPECIALTIES (14 percent of 2001 sales): This segment includes the sales and operating results for Consumer and Industrial Specialties, Inorganic and Specialty Solutions and Ion Exchange Resins.

     ELECTRONIC MATERIALS (17 percent of 2001 sales): This segment includes the sales and operating results for Shipley Ronal (including Printed Wiring Board and Electronic and Industrial Finishes) and Microelectronics (including Shipley Microelectronics and Rodel).

     SALT (13 percent of 2001 sales): This segment includes the sales and operating results for the most recognized consumer salt brands in North America (Morton Salt and Windsor Salt), along with sales derived from other end-use markets, including water conditioning, highway ice control, food processing, chemical/industrial and agriculture.

Rohm and Haas is a geographically diverse company, with approximately 100 manufacturing and technical locations in 25 countries. In 2001, 53% of net sales were made outside of the United States. The Company's technology can be found in a wide range of end-use markets, including building and construction, electronic and computing devices, food, food processing and packaging, architectural and industrial coatings, water treatment, pharmaceutical, home cleaning and personal care.

STRATEGY
Rohm and Haas brings technology and innovation to the market that enhances the performance of the end-use consumer products made by its customers and by leveraging its broad technology base on a global basis within markets where it enjoys leading positions.

The Company is committed to:

     o continually bring innovation to the marketplace; even through the 2000-2001 economic downturn, the Company maintained its level of investment in research and development.

     o continually improve the efficiency of its cost structure, and reposition the Company geographically to enhance the ability of its customers to serve their market needs.

     o achieve, enhance and defend leading market positions; this means holding the first or second position in each of the markets or market segments in which the Company competes.

ROHM AND HAAS COMPANY - NET SALES BY BUSINESS (in millions)

                                                                     PRO FORMA
                                                                     ---------
                                             2001 (1)    2000 (1)    1999 (1,2)
                                            -----------------------------------
Coatings..................................  $ 1,445     $ 1,494      $ 1,512
Adhesives and Sealants....................      661         707          737
Plastics Additives........................      398         441          490
Monomers..................................      357         382          305
Surface Finishes..........................      309         373          507
                                            -----------------------------------
   Performance Polymers...................  $ 3,170     $ 3,397      $ 3,551
                                            -----------------------------------

Consumer and Industrial Specialties.......  $   388     $   406      $   374
Inorganic and Specialty Solutions.........      203         236          248
Ion Exchange Resins.......................      214         224          211
                                            -----------------------------------
   Chemical Specialties...................  $   805     $   866      $   833
                                            -----------------------------------

Shipley Ronal.............................  $   470     $   699      $   621
Microelectronics..........................      472         511          246
                                            -----------------------------------
   Electronic Materials...................  $   942     $ 1,210      $   867
                                            -----------------------------------

   Salt...................................  $   749     $   876      $   930
                                            -----------------------------------

Total Net Sales...........................  $ 5,666     $ 6,349      $ 6,181
                                            ===================================

(1) Restated to conform to current year presentation and exclude the discontinued operations of the Agricultural Chemicals business.

(2) Pro forma results include Morton International, Inc. (Morton), a specialty chemicals producer (acquired in June 1999) and LeaRonal, Inc. (LeaRonal), an electronic materials business (acquired in January 1999) as if these acquisitions had occurred on January 1, 1999. The results are restated to conform to the current year presentation and exclude the discontinued operations of the Agricultural Chemicals business. Pro forma information is not presented for other acquisitions and divestitures occurring in 2001, 2000 and 1999 because they were not material to the Company's results of operations or consolidated financial position.


SUMMARY OF BUSINESS SEGMENTS

   ----------------------------------------------------------------------------------------------------------------------
     BUSINESS            2001 SALES        MARKETS                   PRODUCTS/                   END USES
                                                                     TECHNOLOGY
   ----------------------------------------------------------------------------------------------------------------------
   PERFORMANCE         $3,170 million
   POLYMERS:

      COATINGS         $1,445 million    Bldg. and Construction    A range of                  House paints
                                         Home Improvement          intermediate                Traffic paints
                                         (do-it-yourself           products and                Metal coatings
                                         and contractor            additives for               Coated papers
                                         segments)                 paints and coatings,        Printing inks
                                         Packaging                 textiles, non-woven         Non-woven fibers
                                         Graphic Arts              and leather applications    Textile finishes
                                         Apparel                   an array of versatile       Insulation
                                         Home/Office Goods         emulsion polymers and       Leather
                                         Transportation            other technologies
   ----------------------------------------------------------------------------------------------------------------------

      ADHESIVES        $ 661 million     Packaging                 A full-range of             Pressure-sensitive
      AND SEALANTS                       Bldg and Construction     adhesives and                 tapes and labels
                                         Transportation            laminate materials          Packaging tapes
                                         Home Improvement          (acrylic, urethane,         Car interiors
                                                                   polyester/urethane          Weather stripping
                                                                   emulsion polymers)          Engine mounts
                                                                                               Flexible packaging
                                                                                               Graphic arts
                                                                                               Caulks, cements
                                                                                               Roof coatings
                                                                                               Sealants
   ----------------------------------------------------------------------------------------------------------------------

      PLASTICS         $ 398 million     Bldg. and Construction    A wide range of             PVC pipe
      ADDITIVES                          Home/Office Goods         additives that impart       Plastic packaging
                                         Transportation            desired properties          Vinyl siding
                                         Recreation                into the end plastic,       Wall systems
                                         Packaging                 or help machinery           Vinyl windows
                                                                   run more efficiently        Fencing and decks
                                                                   (acrylic-based              Interior automotive parts
                                                                   modifiers, tin based        Appliances and
                                                                   stabilizers, lubricants       business machines
                                                                   and additives)
   ----------------------------------------------------------------------------------------------------------------------

      MONOMERS         $ 357 million     Bldg. and Construction    Produces essential          Adhesives
                                         Personal Care             starting materials          Paints and coatings
                                         Automotive                for acrylic products        Floor polishes
                                         Packaging                 and specialty               Hair sprays
                                                                   monomers                    Super-absorbent
                                                                                                 products





   ----------------------------------------------------------------------------------------------------------------------
     BUSINESS             2001 SALES        MARKETS                   PRODUCTS/                   END USES
                                                                      TECHNOLOGY
   ----------------------------------------------------------------------------------------------------------------------

      SURFACE          $  309 million
      FINISHES

         AUTOMOTIVE    $  98 million     Transportation            Water, solvent and          Cars
         COATINGS                                                  urethane-based              Trucks
                                                                   exterior and interior
                                                                   coatings for plastic
                                                                   parts


         POWDER        $  211 million    Home/Office Goods         Epoxy, polyester            Cars, shelving,
         COATINGS                        Recreation, Lawn and      and acrylic powder          tables and chairs,
                                            Garden                 Coatings                    office furniture,
                                         Transportation            Lamineer, a low             cabinetry and
                                         Bldg. and Construction    temperature curing          machinery
                                         Electronics and           coating
                                            Comms. Devices
   ----------------------------------------------------------------------------------------------------------------------

   CHEMICAL            $  805 million
   SPECIALTIES:

      CONSUMER AND     $  388 million    Household Products        Antimicrobial,              Laundry and
      INDUSTRIAL                         Personal Care             dispersant, and             dishwasher
      SPECIALTIES                        Industrial Processing     a range of other            detergents
                                         Bldg. and Construction    technologies                Shampoos, lotions
                                                                                               conditioners and
                                                                                               hair sprays
   ----------------------------------------------------------------------------------------------------------------------

      INORGANIC        $  203 million    Industrial Processing     Sulfur-based                Corrosion
      AND SPECIALTY                      Lubricants and Fuels      intermediates               inhibitors
      SOLUTIONS                                                    and salt-forming            Pharmaceutical
                                                                   bases                       products
                                                                   Sodium borohydride          Papers and
                                                                   and related                 recycled newsprint
                                                                   technologies
   ----------------------------------------------------------------------------------------------------------------------





   ----------------------------------------------------------------------------------------------------------------------
     BUSINESS             2001 SALES       MARKETS                   PRODUCTS/                   END USES
                                                                     TECHNOLOGY
   ----------------------------------------------------------------------------------------------------------------------

      ION              $  214 million    Food and Food-related     Anion and cation            Soft drinks and
      EXCHANGE                           Electronics and           ion exchange resins           juices
      RESINS                               Comms. Devices          and adsorbents              Ultrapure water
                                         Pharmaceutical                                        Catalysis
                                         Home/Office Goods                                     Pharmaceuticals
                                         Industrial Processing
   ----------------------------------------------------------------------------------------------------------------------

   ELECTRONIC          $  942 million
   MATERIALS:

      SHIPLEY          $  470 million    Electronics and           Enabling technology         Cellular phones
      RONAL                                Comms. Devices          for all aspects of the      PCs
                                         Transportation            manufacture of              Mainframe
                                         Home/Office Goods         printed wiring              computers
                                         Recreation                boards; processes           Automotive parts
                                                                   critical to electronic      Office equipment
                                                                   components, advanced        Electronic games
                                                                   packaging and industrial    Steel and metal
                                                                   finishing markets           finishing


      MICRO-           $ 472 million     Electronics and           Essential technology        PCs
      ELECTRONICS                          Comms. Devices          for creating state-         Cellular phone and
                                         Home/Office Goods         of-the-art integrated         other comms.
                                         Transportation            circuits:                     devices
                                         Recreation                photoresists,               Home appliances
                                                                   anti-reflective             Office equipment
                                                                   coatings,                   Electronic games
                                                                   chemical mechanical         Cars, trucks, etc.
                                                                   planarization (CMP)
   ----------------------------------------------------------------------------------------------------------------------

   SALT                $ 749 million     Food and Food             Salt in all forms           Table salt
                                         related                   produced through            Cooking salt
                                         Transportation            vacuum pan                  Home water
                                         Industrial Processing     production,                 conditioning salt
                                         Home/Office Goods         solar evaporation, or       Highway salt
                                                                   mined rock salt             Chemical processing salt
                                                                                               Salt blocks for feed
   ----------------------------------------------------------------------------------------------------------------------


In addition to the summary of business segments, additional information appears in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the information indicated below appears in the 2001 "Notes to Consolidated Financial Statements" and is incorporated herein by reference:

                                                                Notes to
                                                              Consolidated
                                                            Financial Statements
                                                            --------------------

   Industry segment information for years 1999-2001.....       Footnote 9
   Foreign operations for years 1999-2001...............       Footnote 9


RAW MATERIALS
The Company uses a variety of commodity chemicals as raw materials in its operations. In most cases, these raw materials are purchased from multiple sources under long-term supply contracts, created to provide access to key raw materials. For the Company's Performance Polymers and Chemical Specialties segments, many of these materials are hydrocarbon derivatives such as propylene, acetone and styrene.

COMPETITION AND SEASONALITY
The Company experiences vigorous competition in each of its segments and its competitors include many large multinational chemical firms based in Europe, Asia and the United States. In some cases, the Company competes against firms which are producers of commodity chemicals which the Company must purchase as the raw materials to make its products. The Company however, does not believe this places it at any significant competitive disadvantage. The Company's products compete with products offered by other manufacturers on the basis of product quality and specifications, customer service and price. Most of the Company's products are specialty chemicals which are sold to customers who demand a high level of customer service and technical expertise from the Company and its sales force. The Salt segment is most affected by weather-driven sales of highway ice control salt in the Eastern United States and Eastern Canada. To a much lesser extent, sales in the Coatings segment destined for the paint market are affected by weather in various regions.

RESEARCH AND DEVELOPMENT
The Company maintains its principal research and development laboratories at Spring House, Pennsylvania. Research and development expenses totaled $230 million, $224 million and $174 million in 2001, 2000 and 1999, respectively. The Company believes that its many intellectual properties are of substantial value in the manufacturing, marketing and application of its various products. Though the Company is not dependent, to a material extent, upon any one trademark, patent or license, certain of the Company's businesses may be so dependent.

ENVIRONMENTAL
A discussion of environmental related factors is incorporated herein by reference to Footnote 25: "Contingent Liabilities, Guarantees and Commitments" in the accompanying "Notes to Consolidated Financial Statements."


ITEM 2.  PROPERTIES

The Company, its subsidiaries and affiliates presently operate more than 100 manufacturing facilities, mines and salt evaporation facilities in 25 countries.
The facilities and the segment for which they are productive are detailed below:

MANUFACTURING LOCATIONS
---------------------------------------------------------------------------------------------------------------------
Argentina:         Zarate(1)                                United States:
---------------------------------------------------------------------------------------------------------------------
Australia:         Geelong(1)                               Arizona:            Glendale(4), Phoenix(3)
---------------------------------------------------------------------------------------------------------------------
Bahamas:           Inagua(4)                                California:         Hayward(1), La Mirada(1), Long
                                                                                Beach(4), Newark(4), Sunnyvale(3)
---------------------------------------------------------------------------------------------------------------------
Brazil:            Jacarei(1,2)                             Delaware:           Newark(3)
---------------------------------------------------------------------------------------------------------------------
Canada:            Iles-De-La-Madeleine(4); Lindbergh(4);   Florida:            Cape Canaveral(4)
                   Ojibway(4); Pugwash(4); Regina/Belle
                   Plaine(4); West Hill(1,2); Windsor(4)
---------------------------------------------------------------------------------------------------------------------
China:             Beijing(1); Dongguan(3);                 Illinois:           Chicago Heights(1),
                   Hong Kong(3);                                                Elk Grove(1), Kankakee(1),
                   Shanghi(1); Songjiang(2)                                     Lansing(1), Ringwood(1)
---------------------------------------------------------------------------------------------------------------------
Colombia:          Barranquilla(1,2)                        Indiana:            Warsaw(1)
---------------------------------------------------------------------------------------------------------------------
France:            Chauny(2); Lauterbourg(1,2); Semoy(1);   Kansas:             Hutchinson(4)
                   Villers-Saint-Paul(2)
---------------------------------------------------------------------------------------------------------------------
Germany:           Bremen(1); Marl(1); Strullendorf(1)      Kentucky:           Louisville(1)
---------------------------------------------------------------------------------------------------------------------
Indonesia:         Cilegon(1,2)                             Louisiana:          Weeks Island(4)
---------------------------------------------------------------------------------------------------------------------
Italy:             Castronno(2,3); Garlasco(1);             Massachusetts:      Marlborough(3), North Andover(2,3)
                   Mozzanica(1); Mozzate(1); Parona(1);
                   Robecchetto(1);
                   Romano d'Ezzelino(1)
---------------------------------------------------------------------------------------------------------------------
Japan:             Kodama(3); Kurosaki(3); Mie(3);
                   Nagoya(1); Nara(3); Ogaki(3);
                   Osaka(3); Sasagami(3); Soma(1);
                   Tokyo(2)                                 Michigan:           Manistee(2,4)
---------------------------------------------------------------------------------------------------------------------
Mexico:            Apizaco(1,2); Toluca(1)                  Mississippi:        Moss Point(3)
---------------------------------------------------------------------------------------------------------------------
Netherlands:       Amersfoort(1,2); Delfijl(2)              New Jersey:         Perth Amboy(4)
---------------------------------------------------------------------------------------------------------------------
New Zealand:       Auckland(1,2)                            New York:           Freeport(2,3), Silver Springs(4)
---------------------------------------------------------------------------------------------------------------------
Philippines:       Las Pinas(1,2)                           North Carolina:     Charlotte(1)
---------------------------------------------------------------------------------------------------------------------
Singapore:         Singapore(1,3)                           Ohio:               Cincinnati(4), Painesville(4),
                                                                                Rittman(4), West Alexandria(1)
---------------------------------------------------------------------------------------------------------------------
                                                            Pennsylvania:       Bristol(1), Croydon(1),
South Africa:      New Germany(1)                                               Philadelphia(2), Reading(1)
---------------------------------------------------------------------------------------------------------------------
Spain:             Tudela(1)                                South Carolina:     Greenville(1), Spartanburg(3)
---------------------------------------------------------------------------------------------------------------------
Sweden:            Landskrona(1)                            Tennessee:          Knoxville(1)
---------------------------------------------------------------------------------------------------------------------
Switzerland:       Buchs(2); Lucerne(3)                     Texas:              Bayport(1), Deer Park(1,2),
                                                                                Grand Saline(4)
---------------------------------------------------------------------------------------------------------------------
Taiwan:            Chiayi Hsien(3); Ta Yuan(1,2); Taoyuan   Utah:               Grantsville(4)
                   Hsien(3)
---------------------------------------------------------------------------------------------------------------------
Thailand:          Maptaphut(1,2)                           Virginia:           Wytheville(1)
---------------------------------------------------------------------------------------------------------------------
United Kingdom:    Buxton(3); Coventry(3); Dewsbury(1,2);
                   Grangemouth(1); Jarrow(2);
                   Warrington(2,3)
---------------------------------------------------------------------------------------------------------------------



RESEARCH AND TECHNICAL FACILITIES:
---------------------------------------------------------------------------------------------------------------------
Research           Spring House, Pennsylvania USA(1,2,3)     United States:
Headquarters:
---------------------------------------------------------------------------------------------------------------------
Australia:         Geelong(1)                                Arizona:           Phoenix(3)
---------------------------------------------------------------------------------------------------------------------
China:             Shanghai(1)                               California:        Sunnyvale(3)
---------------------------------------------------------------------------------------------------------------------
France:            Chauny(2); Lauterbourg(2);                Delaware:          Newark(3)
                   Semoy(1); Valbonne(1,2)
---------------------------------------------------------------------------------------------------------------------
Germany:           Bremen(1); Strullendorf(1)                Illinois:          Chicago Heights(1),
                                                                                Elk Grove(1), Kankakee(1),
                                                                                Lansing(1), Ringwood(1),
                                                                                Woodstock(1,4)
---------------------------------------------------------------------------------------------------------------------
Italy:             Mozzate(1); Parona(1); Robecchetto(1);    Louisiana:         Weeks Island(4)
                   Romano d'Ezzelino(1)
---------------------------------------------------------------------------------------------------------------------
Japan:             Kodama(3); Nara(3); Omiya(3);             Massachusetts:     Marlborough(3), North Andover(2,3),
                   Sasagami(3)                                                  Woburn(1)
---------------------------------------------------------------------------------------------------------------------
Netherlands:       Amersfoort(1,2)                           Michigan:          Rochester Hills(1)
---------------------------------------------------------------------------------------------------------------------
Singapore:         Singapore(1,3)                            North Carolina:    Charlotte(1)
---------------------------------------------------------------------------------------------------------------------
Switzerland:       Buchs(2); Lucerne(3)                      Ohio:              Cincinnati(2), West Alexandria(1)
---------------------------------------------------------------------------------------------------------------------
United Kingdom:    Coventry(3); Dewsbury(1,2)                Pennsylvania:      Bristol(1), Reading(1), Newtown(1)
---------------------------------------------------------------------------------------------------------------------
                                                             South Carolina:    Greenville(1)
                                                             --------------------------------------------------------
                                                             Texas:             Deer Park(1,2)
---------------------------------------------------------------------------------------------------------------------

(1)  Performance Polymers
(2)  Chemical Specialties
(3)  Electronic Materials
(4)  Salt, including mines and evaporation facilities

The Company's manufacturing operations ran well throughout 2001. The plants recorded good operating efficiencies and cost control, especially considering the decline in demand due to slower global economies. Safety was a key focus, as well, and significant improvement was made during the year. The overall corporate safety record improved from a rate of 2.3 injuries for every 200,000 hours worked in 2000, to 1.7 injuries on a comparable basis for 2001. Sixty-three sites operated injury-free throughout the year.

As part of the Company's comprehensive 2001 repositioning efforts, Rohm and Haas closed manufacturing facilities in Tustin and Orange, California; Moss Point, Mississippi and Paterson, New Jersey. The Company announced plans to make further reductions in manufacturing capacity in several businesses in 2002. Continual improvements in design, operation, and process control have significantly improved the efficiency of the Company's remaining manufacturing capacity. The Company believes it has the ability to generate significant additional production capacity using its existing manufacturing operations.

ITEM 3.  LEGAL PROCEEDINGS

A discussion of legal proceedings is incorporated herein by reference to Footnote 25: "Contingent Liabilities, Guarantees and Commitments" in the accompanying "Notes to Consolidated Financial Statements."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's common stock of $2.50 par value is traded on the New York Stock Exchange (Symbol: ROH). There were 9,234 registered common stockholders as of December 31, 2001. On February 28, 2002, the last sale price of the Company's common stock was $38.41. The following table sets forth, for the period indicated, the high and low sales prices and cash dividends of the Company's common stock.

--------------------------------------------------------------------------------
     PERIOD                HIGH                 LOW           CASH DIVIDENDS
--------------------------------------------------------------------------------
      2001
  1st Quarter          $  38.7000           $  29.7700           $ 0.20
  2nd Quarter          $  37.2300           $  30.0900           $ 0.20
  3rd Quarter          $  36.7800           $  24.9000           $ 0.20
  4th Quarter          $  37.3000           $  30.8000           $ 0.20

      2000
  1st Quarter          $  47.6250           $  33.0000           $ 0.19
  2nd Quarter          $  49.4375           $  32.8750           $ 0.19
  3rd Quarter          $  37.5000           $  25.6875           $ 0.20
  4th Quarter          $  37.3125           $  24.3750           $ 0.20
--------------------------------------------------------------------------------

                                     PART II


ITEM 6.  SELECTED FINANCIAL DATA

The following sets forth selected consolidated financial data of the Company for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 as derived from the historical financial statements of the Company.


-----------------------------------------------------------------------------------------------------------------------------
FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA  (Unaudited)
(Millions of dollars, except per-share amounts and
where noted)                                                 2001(7,12)    2000(8,12)   1999(9,12)   1998(6,10)    1997(6,11)
-----------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
---------------------
Net sales ................................................   $   5,666     $   6,349    $   4,840    $   3,215     $   3,497
Gross profit .............................................       1,658         2,007        1,701        1,217         1,228
Earnings from continuing operations before interest,
   income taxes, extraordinary item and cumulative
   effect of accounting change ...........................         118           729          533          661           588
Earnings (losses) from continuing operations before
   income taxes, extraordinary item and cumulative
   effect of accounting change ...........................         (64)          488          375          627           549
Earnings (losses) from continuing operations before
   extraordinary item and cumulative effect of
   accounting change .....................................         (70)          296          193          407           371
Discontinued operations:
   Income from discontinued line of business, net of
   income taxes ..........................................          40            58           56           46            39
   Gain on disposal of discontinued line of business,
   net of income taxes ...................................         428            --           --           --            --
Extraordinary loss on early extinguishment of debt, net
   of income taxes .......................................          (1)           --           --          (13)           --
Cumulative effect of accounting change, net of income
   taxes .................................................          (2)           --           --           --            --
Net earnings .............................................         395           354          249          440           410
EBITDA (1) ...............................................       1,056         1,369        1,160          844           N/A
As a percent of sales:
   Gross profit ..........................................        29.3%         31.6%        35.1%        37.9%         35.1%
   Selling and administrative expense ....................        15.2%         14.7%        15.9%        16.1%         15.0%
   Research and development expense ......................         4.1%          3.5%         3.6%         4.8%          4.2%
   Earnings (losses) from continuing operations before
   extraordinary item and cumulative effect of
   accounting change .....................................        (1.2)%         4.7%         4.0%        12.7%         10.6%
Return on capital employed (2) ...........................         9.6%          9.2%        11.3%        21.4%         18.4%
Return on common stockholders' equity (3) ................        10.3%         10.0%        13.4%        25.3%         22.7%
Ten year compound growth rate:
   Sales (includes sales from discontinued
   operations) ...........................................         7.9%          9.3%         7.3%         3.9%          6.1%
   Basic earnings per common share before
   extraordinary item and cumulative effect of
   accounting change .....................................         8.2%          4.6%         3.8%         8.4%          8.6%
   Cash dividends per common share .......................         6.9%          6.6%         6.6%         7.5%          8.2%

NET CASH FLOW DATA
------------------
Net Cash provided by continuing operations ...............   $     630     $     675    $     719    $     601     $     721
Net Cash provided by discontinued operations .............          69           101           97           81            70
Additions to land, building and equipment ................         401           391          323          229           254
Depreciation from continuing operations ..................         406           446          360          268           271
Cash dividends ...........................................         171           167          141          125           121
Free cash flow (4) .......................................         127           218          352          328           416
Share repurchases ........................................           1             1            3          567           216




Acquisitions of businesses and affiliates net of cash
   acquired ..............................................         144           390        3,394           21            80
Proceeds from the disposal of discontinued line of
   business, net of cash acquired ........................         834            --           --           --            --

PER COMMON SHARE DATA AND OTHER SHARE INFORMATION
-------------------------------------------------
Earnings (losses) from continuing operations before
extraordinary items and cumulative effect of accounting
changes:
     Basic ...............................................   $   (0.31)    $    1.34    $     .99    $    2.29     $    1.96
     Diluted .............................................   $   (0.31)    $    1.34    $     .98    $    2.26     $    1.93
Cash dividends per common share ..........................   $     .80     $     .78    $     .74    $     .70     $     .63
Common stock price
     High ................................................   $ 38.7000     $ 49.4375    $ 49.2500    $ 38.8750     $ 33.7500
     Low .................................................   $ 24.9000     $ 24.3750    $ 28.1250    $ 26.0000     $ 23.5625
     Year-end close ......................................   $ 34.6300     $ 36.3125    $ 40.6875    $ 30.1250     $ 31.9375
Number of shares repurchased, in thousands ...............          33            18           70       17,459         7,653
Average number of shares outstanding - basic, in
   thousands .............................................     220,249       219,535      192,586      175,591       185,808
Average number of shares outstanding - diluted, in
   thousands .............................................     220,249       220,500      195,700      179,700       192,400

AT YEAR-END
-----------
Gross fixed assets .......................................   $   6,618     $   6,699    $   6,349    $   4,471     $   4,492
Total assets .............................................      10,350        11,252       11,256        3,648         3,900
Total debt ...............................................       2,898         3,774        4,053          581           606
Stockholders' equity .....................................       3,815         3,653        3,475        1,561         1,797
Debt ratio (5) ...........................................          42%           49%          52%          25%           22%
Number of registered common stockholders .................       9,234         9,226        9,462        4,451         4,352
Number of employees ......................................      18,210        20,248       21,512       11,265        11,592
-----------------------------------------------------------------------------------------------------------------------------

(1) Earnings before interest, taxes, depreciation and amortization. EBITDA excludes non-recurring items and is presented to assist security analysts and others in evaluating the Company's performance and its ability to generate cash. EBITDA should not be considered an alternative to cash flow from operating activities as a measure of liquidity or as an alternative to net income as an indicator of the Company's operating performance in accordance with generally accepted accounting principles. The Company's definition of EBITDA may not be consistent with that used by other companies. The Company did not calculate this measure prior to 1998.
(2) Net earnings plus after-tax amortization and interest expense divided by average total assets less cash and average non-interest bearing liabilities. Years 2000 and 1999 exclude the purchased in-process research and development (IPR&D) charges. Years 2001 and 1998 exclude extraordinary loss on early extinguishment of debt and year 2001 excludes the cumulative effect of accounting change.
(3) Excluding ESOP adjustment and cumulative effect of accounting changes. Years 2000 and 1999 exclude IPR&D charges.
(4) Cash provided by operating activities including discontinued operations less dividends and additions to land, building and equipment.
(5) Total debt, net of cash (net debt), divided by the sum of net debt, minority interest, stockholders' equity and ESOP shares.
(6) Reclassified to conform to current year presentation, primarily as a result of discontinued operations.

Notes 7-11 reflect all amounts net of income taxes (see table on page 15 for additional information related to 2001, 2000 and 1999 non-recurring items):

(7) Included in 2001 results are net non-recurring charges in continuing operations of $259 million, gain on disposal of line of business of $428 million and income from discontinued operations of $40 million, an extraordinary loss on early extinguishment of debt of $1 million and a $2 million charge for the cumulative effect of accounting change.
(8) Included in 2000 results are net non-recurring charges in continuing operations of $28 million and income from discontinued operations of $58 million.
(9) Included in 1999 results are net non-recurring charges in continuing operations of $161 million and income from discontinued operations of $56 million. Also included in 1999 are results from Morton, a specialty chemicals producer acquired in June 1999 and LeaRonal, an electronic materials business acquired in January 1999.

(10) Included in 1998 results is net non-recurring income of $45 million, consisting of a gain in continuing operations from the sale of the Company's interest in the AtoHaas and RohMax joint ventures, a loss from the early extinguishment of debt, the write-off of certain intangible assets in Europe and business realignment costs primarily in Asia. Also included is income from discontinued operations of $46 million.
(11) Included in 1997 results is a net non-recurring gain in continuing operations of $16 million, the net result of remediation settlements with insurance carriers and discontinued operations income of $39 million.
(12) See 2001, 2000 and 1999 results in "Management's Discussion and Analysis of Financial Condition and results of Operations" for additional information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary should be read in conjunction with the consolidated financial statements and notes to financial statements for the years ended December 31, 2001, 2000 and 1999.

"Same business basis" as it relates to the comparison of sales between reporting periods includes only those businesses, segments or divisions that have been in place during the entire reportable period.

Earnings (losses) from continuing operations before extraordinary item and cumulative effect of accounting change are abbreviated as "Earnings (losses) from continuing operations" within the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements."

SIGNIFICANT ITEMS AFFECTING 2001, 2000 AND 1999 RESULTS OF OPERATIONS
In January 1999, the Company acquired LeaRonal, an electronic materials business and in June of 1999, Morton. Details of these transactions are discussed under "Liquidity, Capital Resources and Other Financial Data" below. The results of these significant acquisitions have been included in the consolidated financial statements since the dates of acquisition. Unaudited pro forma information is presented in the table on page 19.

The LeaRonal and Morton acquisitions, accounted for using the purchase method, significantly impacted the comparability of 2000 and 1999 results. Accordingly, 1999 pro forma sales and earnings excluding non-recurring items are provided in the results of operations discussions to facilitate comparisons. The pro forma results include Morton and LeaRonal as if these significant acquisitions had occurred on January 1, 1999. Pro forma adjustments were made primarily to reflect increased goodwill and intangible amortization and interest expense. Cost savings from integration efforts were not reflected. Though useful for comparison, pro forma results are not intended to reflect actual earnings had the acquisitions occurred on the dates indicated and are not a projection of future results or trends. Pro forma information is not presented for other acquisition and divestiture activities occurring in 2001, 2000 and 1999 because these were not material to the Company's results of operations or consolidated financial position.

NON-RECURRING ITEMS
Non-recurring items represent gains or losses arising from events or transactions that are unusual in nature, occur infrequently or satisfy the definition of an extraordinary item in accordance with Accounting Principles Board (APB) 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Unless otherwise indicated, the impact of non-recurring items on operations within the context of the Management's Discussion and Analysis is stated net of tax.

SALE OF THE AGRICULTURAL CHEMICALS BUSINESS
Following the sale of its Agricultural Chemicals business (Ag) in June 2001, the Company reported the operating results as discontinued operations in accordance with APB 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Agricultural Chemicals had been a separate major line of business in the Chemical Specialties segment. The operating results of Ag have been reported separately as discontinued operations in prior years.

CRITICAL ACCOUNTING POLICIES
In response to the Securities and Exchange Commission's (SEC) Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," the Company has identified the critical accounting policies that are most important to the portrayal of the Company's financial condition and results of operations. The policies set forth below require management's most subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

     o    LITIGATION AND ENVIRONMENTAL RESERVES
          The Company is involved in litigation in the ordinary course of business, including personal injury, property damage and environmental litigation. The Company also expends significant funds for environmental remediation of both company-owned and third-party locations. In accordance with Generally Accepted Accounting Principles
          (GAAP), specifically Statement of Financial Accounting Standards
          (SFAS) No. 5, "Accounting for Contingencies" and Statement of Position 96-1, "Environmental Remediation Liabilities", the Company records a loss and establishes a reserve for litigation or remediation when it is probable that an asset has been impaired or a liability exists and the amount of the liability can be reasonably estimated. Reasonable estimates involve judgments made by management after considering a broad range of information including: notifications, demands, or settlements which have been received from a regulatory authority or private party, estimates performed by independent engineering companies and outside counsel, available facts, existing and proposed technology, the identification of other potentially responsible parties and their ability to contribute and prior experience. These judgments are reviewed quarterly as more information is received and the amounts reserved are updated as necessary. However, the reserves may materially differ from ultimate actual liabilities if the loss contingency is difficult to estimate or if management's judgments turn out to be inaccurate. If management believes no best estimate exists, the minimum loss is accrued in accordance with GAAP.

     o    RESTRUCTURING
          In June 2001, the Company recorded a $330 million restructuring and asset impairment charge in connection with its 2001 repositioning efforts, of which $82 million represented restructuring charges. The repositioning effort consisted of 112 separate initiatives affecting all business groups across the Company, and will take approximately twelve months to complete from date of commencement. The $82 million of restructuring included $71 million of severance termination benefits for 1,860 employees affected by plant closings or capacity reductions, as well as various personnel in corporate, administrative and shared service functions. Severance termination benefits were based on various factors including length of service, contract provisions and salary levels. Management estimated the restructuring charge based on these factors as well as projected final service dates.

          Given the complexity of estimates and broad reaching scope of the 2001 repositioning effort, actual expenses could differ from management's estimates. If actual results are different from original estimates, the Company will record additional expense or reverse previously recorded expense through the "Provision for Restructuring and Asset Impairment" line in the Statement of Consolidated Earnings. As of December 31, 2001, the Company recognized a favorable change to the original estimate of $4 million, due in part to changes in estimates for severance expense and the recognition of settlement gains. Management will continue to make adjustments if necessary as actions under the plan are carried out.

     o    VALUATION OF LONG-LIVED ASSETS
          The Company's long-lived assets include property, plant, equipment, long-term investments, goodwill and other intangible assets. Long-lived assets, other than investments, goodwill and indefinite-lived intangible assets, are depreciated over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying value may not be recoverable. In conjunction with the Company's 2001 repositioning efforts, $245 million in assets were deemed impaired and written-off based on estimated fair value assumptions. Fair values are estimated based upon forecasted cash flows discounted to present value. If actual cash flows or discount rate estimates change, the Company may have to record additional impairment charges not previously recognized.

          The fair value of the long-term investments is dependant on the performance of the Company's investees, as well as volatility inherent in their external markets. In assessing potential impairment for these investments the Company will consider these factors as well as the forecasted financial performance of its investees. If these forecasts are not met, the Company may have to record additional impairment charges not previously recognized.

     O    PENSION AND OTHER EMPLOYEE BENEFITS
          Certain assumptions are used in the calculation of the actuarial valuation of the Company-sponsored defined benefit pension plans and post-retirement benefits. These assumptions include the weighted average discount rate, rates of increase in compensation levels, expected long-term rates of return on assets and increases or trends in health care costs. If actual results are less favorable than those projected by management, lower levels of pension credit or other additional expense may be required. See Notes 10 and 11 in the accompanying "Notes to Consolidated Financial Statements" for additional information regarding assumptions used by the Company.

     o    INVENTORY RESERVES
          The Company adjusts the value of its obsolete and unmarketable inventory to the estimated market value based upon assumptions of future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     o    GAIN ON SALE OF THE AGRICULTURAL CHEMICALS BUSINESS
          In June 2001, the Company completed the sale of its Agricultural Chemicals business to Dow AgroSciences LLC (DAS), a wholly-owned subsidiary of the Dow Chemical Company for approximately $1 billion, subject to a working capital adjustment. The working capital adjustment has not been finalized as of December 31, 2001. The Company has recorded a receivable from DAS for the amount of the working capital adjustment based upon management's best estimate of the ultimate adjustment. The Company's calculation of the working capital adjustment required estimates related to the valuation of certain assets, principally accounts receivable, inventory, and rebate liabilities transferred to DAS on June 1, 2001. If the final working capital adjustment differs from management's estimate as of December 31, 2001, the Company will be required to record an adjustment to the gain on disposal of discontinued line of business initially recorded in the second quarter of 2001.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

NET SALES
Consolidated net sales in 2001 were $5,666 million, 11% below 2000 net sales of $6,349 million. The decrease from the prior-year was driven by persistently weak global demand across all businesses. 2001 net sales compared to the prior-year declined 22% for Electronic Materials, which has been buffeted by a precipitous industry-wide decline since April 2001, 7% for Performance Polymers on lower volumes and 7% for Chemical Specialties due to persistent sluggishness in the paper and industrial markets served by the businesses in this group. Salt sales, on a same business basis, remained flat as both periods benefited from strong demand for highway ice control products in the 2000 winter season. In the fourth quarter of 2000, the Company sold its European Salt business.

NET EARNINGS
Net earnings as reported for the year 2001 were $395 million, a 12% increase from 2000 net earnings of $354 million. Earnings per share on a diluted basis were $1.79 in 2001, compared with $1.61 per share in 2000. The Company reported a loss from continuing operations for the year 2001 of $70 million or $0.31 per common share, compared to income from continuing operations of $296 million or $1.34 per common share in 2000. Net income excluding non-recurring items for the year 2001 was $189 million, or 42% less than 2000 earnings of $324 million. The year-over-year decline can be attributed to the impact of poor external economic conditions on all business segments, particularly Electronic Materials and Performance Polymers which accounted for $134 million, or 99%, of the total decline from 2000. The Company actively managed through the economic downturn to mitigate significantly reduced demand by announcing and implementing restructuring initiatives to bring capacity more in line with market demand. Expenditures continued to be made on research and development, enterprise resource planning (ERP) initiatives and small acquisitions in Adhesives and Sealants.

In June 2001, the Company completed the sale of Ag to Dow AgroSciences LLC
(DAS), a wholly owned subsidiary of the Dow Chemical Company, for approximately $1 billion, subject to a working capital adjustment not yet finalized at December 31, 2001. The Company recorded a gain on the sale in the amount of $679 million pre-tax ($428 million or $1.94 per share after-tax). Income from discontinued operations, prior to the June 2001 sale, was

$40 million or $0.18 per share after-tax as compared to income from discontinued operations in 2000 of $58 million or $0.27 per common share after-tax.

The impact of non-recurring items on earnings from continuing operations in 2001 was a charge of $259 million and consisted primarily of $226 million of restructuring and asset impairment charges; $18 million of costs associated with the repositioning efforts including plant shutdown and dismantlement costs; $10 million of asset valuation adjustments in the Electronic Materials segment; and $5 million of remediation-related charges, net of insurance settlements. The impact of non-recurring charges on earnings from continuing operations in 2000 was $28 million, and consisted of $14 million of purchased in-process research and development (IPR&D) and other one-time charges related to the Rodel acquisition and $14 million of costs associated with restructuring and integration efforts. Refer to the following table for a reconciliation of reported earnings to earnings excluding non-recurring items for all years presented.


----------------------------------------------------------------------------------------
TABLE OF NON-RECURRING ITEMS                      2001            2000           1999
(in millions)
----------------------------------------------------------------------------------------
Net Earnings as-reported                         $ 395           $ 354          $ 249

NON-RECURRING GAINS (LOSSES):
IPR&D and other one-time charges related to
acquisitions                                         -             (14)          (115)
Joint venture dispositions                           -               -            (14)
Remediation related charges, net of
insurance settlements                               (5)              -             17
Provision for restructuring and asset
impairments                                       (226)             (8)           (23)
Asset write-downs, integration and other
restructuring costs                                (28)             (6)           (26)
                                              ------------    -----------    -----------
   Impact on continuing operations                (259)            (28)          (161)
                                              ------------    -----------    -----------

Income from discontinued line of business           40              58             56
Gain on disposal of discontinued line of
business                                           428               -              -
                                              ------------    -----------    -----------
   Discontinued operations                         468              58             56
                                              ------------    -----------    -----------
                                                    (1)              -              -
Extraordinary loss on early extinguishment
of debt
Cumulative effect of accounting change              (2)              -              -
                                              ------------    -----------    -----------
TOTAL NON-RECURRING GAINS (LOSSES)                 206              30           (105)
                                              ------------    -----------    -----------
Earnings excluding non-recurring items           $ 189           $ 324          $ 354
                                              ============    ===========    ===========

----------------------------------------------------------------------------------------


GROSS PROFIT
Gross profit for 2001 was $1,658 million, a 17% decline from $2,007 million in 2000 and the gross profit margin was 29%, down from 32% in 2000. The change in gross profit margin is primarily the result of lower manufacturing efficiency driven by reduced demand. The Company continues to respond by maintaining price increases and improving internal efficiencies.

SELLING, ADMINISTRATIVE AND RESEARCH (SAR) EXPENSES
SAR expenses were $1,091 million for 2001, a 6% decrease from $1,157 million in 2000, reflecting savings from the Company's repositioning efforts as well as a decrease in employee related expenses. These cost reductions were offset by increased research and development costs reflecting the Company's continued focus on developing cutting edge technologies and ERP information system expenditures. SAR expenses were 19% of net sales for 2001, compared to 18% in 2000.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT (IPR&D)
IPR&D in acquisitions accounted for by the purchase method, represents the value assigned to research and development projects of an acquired company where technological feasibility had not yet been established at the date of the acquisition, and which, if unsuccessful, have no alternative future use. Amounts assigned to IPR&D are charged to expense at the date of acquisition. Accordingly, the Company charged $13 million to expense in 2000 in connection with the Rodel acquisition. (See Note 4: "Purchased In-process Research and Development" in the accompanying "Notes to Consolidated Financial Statements").

INTEREST EXPENSE
Interest expense for 2001 was $182 million, a 24% decline from $241 million in 2000, primarily due to lower debt levels and interest rates as compared to the prior-year period.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES
Amortization of goodwill and other intangibles for 2001 was $156 million, a 2% decline from $159 million in 2000.

SHARE OF AFFILIATE NET EARNINGS
Share of affiliate net earnings in 2001 was $12 million, a 33% decline from earnings of $18 million in 2000, primarily due to the increased ownership in Rodel and the sale of affiliates related to the disposition of Ag (See Note 2:
"Acquisitions and Dispositions of Assets" in the accompanying "Notes to Consolidated Financial Statements"). Prior to March 31, 2000 the investment in Rodel was accounted for under the equity method with the Company's share of earnings reported as equity in affiliates. Since the second quarter of 2000, Rodel's results of operations have been fully consolidated.

PROVISION FOR RESTRUCTURING Provision for restructuring of $320 million pre-tax or $226 million after-tax for the year ended December 31, 2001 is comprised primarily of asset impairment and restructuring charges relating to the Company's repositioning initiatives that commenced in June 2001. The Company recognized a $330 million one-time restructuring and asset impairment charge in the second quarter of 2001, to enable several of its businesses to respond to structural changes in the global marketplace. The largest component related to the partial closure of certain manufacturing and research facilities across all business groups and included exit costs related to the Liquid Polysulfide Sealants business in Performance Polymers and part of the dyes business in Chemical Specialties. Approximately 75% of the assets impaired were in the North American region. The one-time charge included severance benefits; the employees receiving severance benefits will include those affected by plant closings or capacity reductions, as well as various personnel in corporate, administrative and shared service functions. Approximately 1,860 positions will be affected by the restructuring efforts. Offsetting the original charge of $330 million recorded in June 2001, is a pre-tax gain of $4 million from the recognition of settlement gains and changes in estimates to restructuring liabilities established for the 2001 initiatives, as well as a pre-tax gain of $6 million from changes in estimates to restructuring liabilities established in 1999. It is the Company's policy to recognize settlement gains at the time an employee's pension liability is settled.

In the first half of 2000, a restructuring reserve of $13 million pre-tax was recorded in the Ion Exchange Resins business for the write-down of plant assets and severance costs for approximately 100 people. These charges were net of certain pension settlement and curtailment gains.

OTHER INCOME
Other income for 2001 was $15 million, a 67% decline from $46 million in 2000. The decline is primarily due to lower foreign currency gains compared to the prior year. In addition, the Company incurred a $4 million casualty loss resulting from a fire at a joint venture manufacturing facility.

EFFECTIVE TAX RATE
The loss from continuing operations of $70 million contains $6 million of income taxes, which computes to a 9% effective tax rate. This reflects the impact of a 29% tax rate on the $320 million loss provision for restructuring and asset impairment, which included non-deductible restructuring expenses. Excluding the impact of this provision, the effective tax rate on continuing operations was 39%, the same as 2000. The effective tax rate for 2000, excluding non-tax deductible IPR&D charges was 38%.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

NET SALES
Net sales in 2000 were $6,349 million, a 3% increase from 1999 pro forma net sales of $6,181 million and a 31% increase from 1999 actual net sales of $4,840 million. The increase from pro forma 1999 net sales was driven largely by an acquisition-driven sales increase in the Electronic Materials segment and to a lesser extent the acquisition of 95% of Acima A.G. (Acima) in the Chemical Specialties segment. The effect of these acquisitions was partially offset by unfavorable currency impacts.

NET EARNINGS
Net earnings on an as-reported basis for 2000 were $354 million, a 42% increase from 1999 net earnings of $249 million. Diluted earnings per common share were $1.61 in 2000 compared to $1.27 in 1999. Earnings from continuing operations for the year 2000 were $296 million or $1.34 per diluted common share, compared to $193 million or $0.98 per diluted common share in 1999. Net earnings excluding non-recurring items for the year 2000 were $324 million, a 2% decline from pro forma 1999 and an 8% decline from actual 1999 net earnings excluding non-recurring items. Earnings per share excluding non-recurring items on a diluted basis was $1.47 in 2000, compared with $1.81 per share in actual 1999.

The impact of the non-recurring charges on continuing operations in 2000 was $28 million, and consisted of $14 million of IPR&D and other one-time charges related to the Rodel acquisition, and $14 million of costs associated with the restructuring and integration efforts. Non-recurring items impacting continuing operations for 1999 include charges of $161 million, including a charge of $115 million for IPR&D and other one-time charges from the Morton acquisition, a charge of $23 million for restructuring costs resulting both from the integration of Morton and the Company's redesign of its selling and administrative infrastructure, $26 million related to asset write-downs, integration and other restructuring costs, a gain of $17 million from remediation related insurance recoveries, and a $14 million loss on disposition of the AtoHaas joint venture.

The operating results of Ag have been reported separately as discontinued operations in prior years. Income from discontinued operations in 2000 was $58 million or $0.27 per share as compared to income from discontinued operations in 1999 of $56 million or $0.29 per common share.

GROSS PROFIT
Gross profit for the year 2000 was $2,007 million, an 18% increase from $1,701 million in 1999; however, the gross profit margin was 32% in 2000, down from 35% from 1999. The change in gross profit margin was primarily the result of increased hydrocarbon-based raw material prices in addition to higher energy costs in the form of higher natural gas prices and increased freight costs due to higher fuel prices. The impact of increased raw material prices was primarily in the Performance Polymers business segment. Overall raw material price increases were not offset by overall selling price increases. To a lesser extent, higher depreciation resulting from fair values being assigned to acquired assets also contributed to the change in gross profit margin.

SELLING, ADMINISTRATIVE AND RESEARCH (SAR) EXPENSES
SAR expenses for 2000 decreased to 18% of net sales from 19% in 1999. In 1999, the Company began implementing a redesign of its selling and administrative infrastructure and instituted other cost saving measures associated with the integration of the Morton and LeaRonal acquisitions. The stated goal of these efforts was to reduce annual procurement, SAR and other expenses by $300 million. By year-end 2000, the run rate goal was achieved through cost reductions in support services, procurement and manufacturing.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT (IPR&D)
IPR&D in acquisitions accounted for by the purchase method, represents the value assigned to research and development projects of an acquired company where technological feasibility had not yet been established at the date of the acquisition, and which, if unsuccessful, have no alternative future use. Amounts assigned to IPR&D were charged to expense at the date of acquisition. Accordingly, the Company charged $13 million and $105 million to expense in 2000 and 1999, respectively, related to the Rodel and Morton acquisitions (See Note 4: "Purchased In-process Research and Development" in the accompanying "Notes to Consolidated Financial Statements").

INTEREST EXPENSE
Interest expense in 2000 was $241 million, a 53% increase from $158 million in 1999, due to higher debt levels resulting from acquisitions. In year 2000 a full year of interest at the higher debt levels is reflected versus six months in 1999.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES
Amortization in 2000 was $159 million, a 92% increase from $83 million in 1999. The increase was attributable to significant 1999 acquisitions and year 2000 reflects amortization for a full year versus six months in 1999 related to these acquisitions.

SHARE OF AFFILIATE NET EARNINGS
Earnings of $18 million in 2000 increased from earnings of $6 million in 1999. The 2000 earnings resulted from a full year of affiliates acquired in mid-1999 and from earnings of certain affiliated businesses of Rodel. Since the second quarter of 2000, Rodel's results of operations have been fully consolidated. The 1999 earnings resulted largely from Rodel, which was an affiliate during that year.

OTHER INCOME
Other income for 2000 was $46 million, a $32 million increase from $14 million in 1999. The increase is largely from foreign currency gains resulting from risk management activities. The 1999 period includes Morton integration costs offset by a gain related to a favorable settlement with insurance carriers over certain environmental remediation matters.

EFFECTIVE TAX RATE
The effective tax rate for 2000 and 1999 was 39% and 49%, respectively. The effective tax rate for 1999 was 49%, largely as a result of the non-deductible write-off of IPR&D. Excluding the non-tax deductible IPR&D charges, the effective tax rate was 38% for both years. Rates also reflect the effect of certain non-tax deductible amortization charges resulting from the Company's acquisition activities.

SUMMARY BY BUSINESS SEGMENT
The Company's operations are organized by worldwide business segments. Descriptions of the Company's business segments are located in Item 1. Business included in the beginning of this report.


NET SALES FROM CONTINUING OPERATIONS BY BUSINESS SEGMENT AND REGION
---------------------------------------------------------------------------------------------------------------
                                          Performance     Chemical       Electronic
                                           Polymers      Specialties     Materials        Salt          Total
---------------------------------------------------------------------------------------------------------------
(Millions of dollars)
---------------------------------------------------------------------------------------------------------------
North America
2001                                       $  1,915        $   340        $   488        $   749       $  3,492
2000                                          2,083            399            584            750          3,816
1999                                          1,847            320            352            326          2,845
---------------------------------------------------------------------------------------------------------------

Europe
2001                                       $    865        $   268        $   167        $    --       $  1,300
2000                                            923            266            213            126          1,528
1999                                            780            211            168            113          1,272
---------------------------------------------------------------------------------------------------------------

Asia-Pacific
2001                                       $    235        $   146        $   287        $    --       $    668
2000                                            242            145            413             --            800
1999                                            197            122            235             --            554
---------------------------------------------------------------------------------------------------------------

Latin America
2001                                       $    155        $    51        $    --        $    --       $    206
2000                                            149             56             --             --            205
1999                                            115             54             --             --            169
---------------------------------------------------------------------------------------------------------------

Total
2001                                       $  3,170        $   805        $   942        $   749       $  5,666
2000                                          3,397            866          1,210            876          6,349
1999                                          2,939            707            755            439          4,840
---------------------------------------------------------------------------------------------------------------



SUMMARY OF 1999-2001 RESULTS BY BUSINESS SEGMENT
----------------------------------------------------------------------------------------------------------
                                                                       Actual                 Pro Forma(2)
                                                         -------------------------------------------------
(Millions of dollars)                                     2001       2000(1)       1999(1)       1999(1)
----------------------------------------------------------------------------------------------------------
Net Sales
  Performance Polymers                                   $3,170      $3,397        $2,939        $3,551
  Chemical Specialties                                      805         866           707           833
  Electronic Materials                                      942       1,210           755           867
  Salt                                                      749         876           439           930
----------------------------------------------------------------------------------------------------------
Total                                                    $5,666      $6,349        $4,840        $6,181
----------------------------------------------------------------------------------------------------------
Earnings (Loss) from Continuing Operations Before
Extraordinary Item and Cumulative Effect of
Accounting Change
  Performance Polymers                                   $   85      $  282        $  350        $  388
  Chemical Specialties                                        7          55            59            86
  Electronic Materials                                        1         110            57            64
  Salt                                                       13          24            10            35
  Corporate(3)                                             (176)       (175)         (283)         (241)
----------------------------------------------------------------------------------------------------------
Total                                                    $  (70)     $  296        $  193        $  332
----------------------------------------------------------------------------------------------------------

(1)  Reclassified to conform to current year presentation.
(2) Pro forma results include Morton and LeaRonal as if these 1999 acquisitions had occurred on January 1, 1999. Pro forma net earnings exclude non-recurring items.
(3) Corporate includes non-operating items such as interest income and expense, corporate governance costs, and corporate exploratory research. In 2000 and 1999, it included charges for purchased in-process research and development costs associated with the Rodel and Morton acquisitions. (See "Management's Discussion and Analysis")

PERFORMANCE POLYMERS
2001 VERSUS 2000
Performance Polymers sales for 2001 were $3,170 million, a 7% decline from $3,397 million in 2000. Sales and earnings decreases were felt in all businesses primarily due to poor external economic conditions and as a result of the continued slow down in the building and construction industry which are served largely by the Coatings, Adhesives and Sealants and Plastic Additives businesses. Automotive and Powder Coatings sales decreased primarily due to weak demand in the automotive and industrial markets, as compared to the prior-year. Earnings from continuing operations for 2001 were $85 million, a 70% decline from $282 million in 2000. Excluding non-recurring items, earnings were $229 million, an 18% decline from 2000 earnings of $278 million.

2000 VERSUS 1999
Performance Polymers sales for 2000 were $3,397 million, a decrease of 4% from $3,551 million pro forma 1999 sales and a 16% increase from actual sales of $2,939 million in 1999. Earnings from continuing operations for 2000 were $282 million, a 19% decline from $350 million in 1999. Excluding non-recurring items, earnings were $278 million in 2000, a 28% decrease from 1999 pro forma earnings of $388 million and a 21% decrease from $352 million in 1999. Sales and earnings in the year were impacted by an economic slowing in the U.S. building and construction markets in the second half of 2000. These markets are served largely by the Coatings, Adhesives and Sealants and Plastics Additives businesses. Similar slowing in the automotive markets served by Surface
Finishes was also a factor. Sales were also affected by weaker European currencies. The 21% decrease in earnings, excluding non-recurring items, was a result of these demand factors and by sharply higher hydrocarbon base raw material costs and energy costs, particularly natural gas (see Gross Profit discussion under "Summary of Consolidated Results" below). The Monomer business continued to report strong growth in the year as a result of the acquired Stockhausen merchant monomer business in Europe. Among the Surface Finishes businesses, sales of Powder Coatings on a pro forma basis continued to improve, but were offset by weaker sales in Automotive Coatings driven by slowing in the U.S. automotive markets.

CHEMICAL SPECIALTIES
2001 VERSUS 2000
Chemical Specialties reported sales of $805 million, a 7% decline from $866 million in 2000. Inorganic and Specialty Solutions sales decreased by $33 million, representing 54% of the total year-over-year decline, as the business continues to suffer from persistently low demand for sodium borohydride related applications in the newsprint, pharmaceutical and electronic markets. Consumer and Industrial Specialties sales declined $18 million from 2000, representing 30% of the total decline as a result of decreased demand in industrial markets. Ion Exchange Resins sales declined due to a weakness in industrial water treatment and catalyst markets. Earnings from continuing operations for 2001 were $7 million, an 87% decline from $55 million in 2000. Earnings for 2001, excluding non-recurring items were $63 million, a 10% decline from $70 million in 2000 as lower demand produced higher manufacturing variances, which negatively impacted earnings.

2000 VERSUS 1999
Chemical Specialties sales for 2000 were $866 million, a 4% increase from pro forma 1999 sales of $833 million and a 22% increase from actual sales of $707 million in 1999. Sales increases were driven by Consumer and Industrial Specialties, helped by the acquired Acima biocides business, with a contribution from Ion Exchange Resins. Earnings from continuing operations for 2000 were $55 million, a 7% decline from $59 million in 1999. Net earnings, excluding non-recurring items, were $70 million in 2000, a 19% decline from pro forma 1999 earnings of $86 million and a 3% decline from actual earnings of $72 million in 1999.

ELECTRONIC MATERIALS
2001 VERSUS 2000
Electronic Materials sales were $942 million, a 22% decline from $1,210 million in 2000. The sales decline was driven by a significant decrease in demand across all businesses, with the exception of sophisticated technologies including deep UV photoresists, chemical mechanical planarization products and anti-reflective coatings. Earnings from continuing operations for 2001 were $1 million compared to $110 million in 2000, reflecting costs associated with the Company's repositioning efforts. Excluding non-recurring items, earnings were $27 million, a 76% decline from $112 million in 2000, because of significantly decreased demand impacting manufacturing efficiencies.

2000 VERSUS 1999
Electronic Materials sales for 2000 were $1,210 million, a 40% increase from pro forma 1999 sales of $867 million and a 60% increase from actual sales of $755 million in 1999. Earnings from continuing operations for 2000 were $110 million, a 72% increase from pro forma 1999 of $64 million and a 93% increase from $57 million in 1999. Excluding non-recurring items, earnings were $112 million in 2000, a 62% increase from $69 million in 1999. Increases in sales and earnings were evident in all regions and markets within the Electronic Materials segment due to continued demand for new technologies and contributions from Rodel, which was consolidated in 2000, and from Shipley Ronal, part of which was acquired in 1999. Results of operations for Rodel were consolidated during the second quarter of 2000, as a result of increasing the Company's ownership to approximately 90% from 48%.

SALT
2001 VERSUS 2000
Salt sales were $749 million for 2001, a 14% decline from $876 million in 2000. Sales, on a same business basis, remained unchanged from the prior period. Earnings from continuing operations for 2001 were $13 million, a 46% decline from $24 million in 2000. The Company sold its European salt business in the fourth quarter of 2000 (see Note 2: "Acquisitions and Dispositions of Assets" in the accompanying "Notes to Consolidated Financial Statements"). Excluding non-recurring items, earnings remained constant at $24 million in 2001 and 2000.

2000 VERSUS 1999
Salt sales in 2000 were $876 million, a 6% decline from pro forma 1999 sales of $930 million. Sales were comparatively lower in 2000 in part due to the absence of fourth quarter European Salt sales following the divestiture of that business. Earnings from continuing operations for 2000 were $24 million, a 31% decline from pro forma 1999 of $35 million and a $14 million increase from $10 million in 1999. Despite strong weather related results in the fourth quarter of 2000, the change in sales and earnings was largely attributable to the impact of a mild winter at the beginning of 2000 on sales of ice control salt in contrast with a more severe winter in early 1999. Excluding non-recurring items, earnings were $24 million in 2000, a $15 million increase from $9 million in 1999.

CORPORATE
2001 VERSUS 2000
Corporate loss from continuing operations in 2001 totaled $176 million compared to $175 million in 2000. The current period benefited from interest cost savings as a result of lower debt levels and interest rates compared to the prior-year. Offsetting the interest savings are additional provisions for environmental remediation (net of insurance recoveries) and increased employee related expenses. Excluding non-recurring items, corporate losses decreased 4% to $154 million compared to $160 million in 2000.

2000 VERSUS 1999
Corporate loss from continuing operations in 2000 totaled $175 million, a 38% decline from $283 million in 1999. The years 2000 and 1999 included charges of $13 million for Rodel and $105 million for Morton, respectively, for IPR&D related to these acquisitions. Excluding non-recurring items, corporate losses increased 8% to $160 million compared to $148 million in 1999.

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

Cash and cash equivalents remained unchanged at $92 million at December 31, 2001. Net cash in-flows during 2000 and 1999 resulted in net increases in cash and cash equivalents of $35 million and $41 million, respectively. Each of these years included acquisition, divestiture and financing activities having a significant effect on the Company's cash flows. (See Note 2: "Acquisitions and Dispositions of Assets" in the accompanying "Notes to Consolidated Financial Statements").

Free cash flows (which the Company defines as cash provided by operating activities less capital asset spending and dividends) for the year 2001 compared to 2000 and 1999 are presented below:

--------------------------------------------------------------------------------
(Millions of dollars)                          2001         2000         1999
--------------------------------------------------------------------------------
Cash provided by operating activities       $   699      $   776      $   816
Capital additions                              (401)        (391)        (323)
Dividends                                      (171)        (167)        (141)
                                            ------------------------------------
Free cash flow                              $   127      $   218      $   352
--------------------------------------------------------------------------------

The Company's short-term, primary source of liquidity will be cash flow from operations, supplemented as necessary with commercial paper and or bank borrowings. At year end 2001, the Company maintains an unused credit facility with a syndicated group of banks of $900 million; $500 million of which is committed until 2004. The commitment of this facility is not contingent on the Company's credit rating. The Company does not believe there is a material risk to short-term liquidity. As of December 31, 2001, the Company had no letters of credit or material guarantees outstanding.

FINANCING
Total borrowings at year-end 2001 were $2,898 million, only 7% of which is due prior to 2004. Total borrowings were $3,774 million at year end 2000. At the end of 2001, the debt ratio was 42% compared with 49% at the end of 2000.

In 2000, the Company issued 400 million Euros (or $376 million) of 6.0% notes due 2007.

On February 27, 2002, the Company issued 20 billion yen (or $149 million) of 3.5% notes, interest payable semiannually on March 29th and September 29th, beginning in March 2002. The maturity date is March 29, 2032, callable annually after March 2012. Proceeds from the issuance of the note will be used for general corporate purposes.

The Company contemplates some early retirement of debt via calls and repurchases as opportunities arise in order to gain the long-term benefits of reduced interest expense. As a result, some non-recurring losses will be recorded during 2002.

CONTRACTUAL OBLIGATIONS
The following table provides the Company's contractual obligations and commitments for future payments:

------------------------------------------------------------------------------------------------------------------------
(Millions of dollars)                                                   Payments due by period
------------------------------------------------------------------------------------------------------------------------
                                                        Less than
Contractual obligations                   Total           1 year           1-3 years         4-5 years     Over 5 years
                                     -----------------------------------------------------------------------------------
Total borrowings/capital
lease obligations                       $  2,898         $   178            $   516           $   375         $  1,829
Operating leases                             228              50                 90                57               31
                                     -----------------------------------------------------------------------------------
Total contractual cash
obligations                             $  3,126         $   228            $   606           $   432         $  1,860
------------------------------------------------------------------------------------------------------------------------

TRADING ACTIVITIES
The Company does not have any trading activity that involves non-exchange traded contracts accounted for at fair value.

UNCONSOLIDATED ENTITIES
The Company has no controlling ownership in significant entities which are not consolidated. There are no significant contractual requirements to fund losses of unconsolidated entities. Material contingent liabilities, guarantees and commitments not included in the consolidated balance sheet are disclosed in the accompanying "Notes to Consolidated Financial Statements" under Note 25:
"Contingent Liabilities, Guarantees and Commitments."

ENVIRONMENTAL
There is a risk of environmental impact in chemical manufacturing operations. The Company's environmental policies and practices are designed to ensure compliance with existing laws and regulations and to minimize the possibility of significant environmental impact.

The laws and regulations under which the Company operates require significant expenditures for capital improvements, the operation of environmental protection equipment and remediation. Future developments and even more stringent environmental regulations may require the Company to make additional unforeseen environmental expenditures. The Company's major competitors are confronted by substantially similar environmental risks and regulations.

The Company is a party in various government enforcement and private actions associated with former waste disposal sites, many of which are on the U.S. Environmental Protection Agency's (EPA) National Priority List and has been named a potentially responsible party at approximately 140 inactive waste sites where remediation costs have been or may be incurred under the Federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. In some of these cases the Company may also be held responsible for alleged property damage. The Company has provided for future costs at certain of these sites. The Company is also involved in corrective actions at some of its manufacturing facilities.

The Company considers a broad range of information when determining the amount of its remediation accruals, including available facts about the waste site, existing and proposed remediation technology and the range of costs of applying those technologies, prior experience, government proposals for this or similar sites, the liability of other parties, the ability of other principally responsible parties to pay costs apportioned to them and current laws and regulations. These accruals are assessed quarterly and updated as additional technical and legal information becomes available. However, at certain sites, the Company is unable, due to a variety of factors, to assess and quantify the ultimate extent of its responsibility for study and remediation costs. Major sites for which reserves have been provided are the non-company-owned Lipari, Woodland and Kramer sites in New Jersey, Whitmoyer in Pennsylvania and company-owned sites in Bristol and Philadelphia, Pennsylvania and Houston, Texas. The Morton acquisition introduced two major sites: Moss Point, Mississippi and Wood-Ridge, New Jersey.

In Wood-Ridge, New Jersey, Morton and Velsicol Chemical Corporation ("Velsicol") have been held jointly and severally liable for the cost of remediation necessary to correct mercury-related environmental problems associated with a mercury processing plant on the site prior to its acquisition by Morton. At the date of acquisition, Morton had disclosed and accrued for certain ongoing studies, which are expected to be completed during 2002, with regulatory decisions expected by the end of 2002. In its allocation of the purchase price of Morton, the Company accrued for additional study costs at December 31, 1999 and additional remediation costs in 2000 based on the progress of the technical studies. A separate study of probable contamination in Berry's Creek, which runs near the plant site, and of the surrounding wetlands is on a timetable yet to be determined. Therefore, the estimated costs of this separate study and any resulting remediation requirements have not been considered in the allocation of the Morton purchase price. There is much uncertainty as to what will be required to address Berry's Creek but cleanup costs could be very high and the Company's share of these costs could be material. The Company's exposure will also depend upon the continued ability of Velsicol and its indemnitor, Fruit of the Loom, Inc., which has filed for protection under the bankruptcy laws, to contribute to the cost of remediation. In 2001, these parties have stopped paying their share of expenses. Ultimately, the Company's exposure will also depend on the results of attempts to obtain contributions from others believed to share responsibility. A cost recovery action against these responsible parties is pending in federal court. This action has been stayed pending future regulatory developments and the appeal of a summary judgment ruling in favor of one of the defendants. Settlements have been reached with some defendants for claims considered de minimis associated with the Wood-Ridge plant site.

During 1996, the EPA notified Morton of possible irregularities in water discharge monitoring reports filed by its Moss Point, Mississippi plant in early 1995. Morton investigated and identified other environmental issues at the plant. Though at the date of acquisition Morton had accrued for some remediation and legal costs, the Company revised these accruals as part of the allocation of the purchase price of Morton based on its discussions with the authorities and on the information available as of June 30, 2000. In 2000, the Company reached agreement with the EPA, the Department of Justice and the State of Mississippi, resolving these historical environmental issues. The agreement received court approval in early 2001. The final settlement includes payment of $20 million in civil penalties, which were paid in the first quarter of 2001, $2 million in criminal penalties, which were paid in the fourth quarter of 2000 and $16 million in various Supplemental Environmental Projects. The accruals established for this matter were sufficient to cover these and other related costs of the settlement. In December 2001, the Company closed the chemicals portion of the Moss Point facility.

The amount charged to earnings before-tax for environmental remediation was $28 million and $4 million for the years ended December 31, 2001 and 1999, respectively, and the amount charged in 2000 was immaterial. The reserves for remediation were $156 million and $185 million at December 31, 2001 and 2000, respectively, and are recorded as "other liabilities" (current and long-term). The Company is pursuing lawsuits over insurance coverage for environmental liabilities. It is the Company's practice to reflect environmental insurance recoveries in results of operations for the quarter in which the litigation is resolved through settlement or other appropriate legal processes. Resolutions typically resolve coverage for both past and future environmental spending. The Company settled with several of its insurance carriers and recorded income before-tax of approximately $13 million, $1 million and $17 million for the years ended December 31, 2001, 2000 and 1999, respectively.

In addition to accrued environmental liabilities, the Company had reasonably possible loss contingencies related to environmental matters of approximately $73 million and $73 million at December 31, 2001 and 2000, respectively. Further, the Company has identified other sites, including its larger manufacturing facilities, where additional future environmental remediation may be required, but these loss contingencies cannot reasonably be estimated at this time. These matters involve significant unresolved issues, including the number of parties found liable at each site and their ability to pay, the outcome of negotiations with regulatory authorities, the alternative methods of remediation and the range of costs associated with those alternatives. The Company believes that these matters, when ultimately resolved, which may be over an extended period of time, will not have a material adverse effect on the consolidated financial position or consolidated cash flows of the Company, but could have a material adverse effect on consolidated results of operations or cash flows in any given period.

Capital spending for new environmental protection equipment was $26 million in 2001 versus $27 million in 2000 and $30 million in 1999. Spending for 2002 and 2003 is expected to be $26 million and $21 million, respectively. Capital expenditures in this category include projects whose primary purposes are pollution control and safety, as well as environmental aspects of projects in other categories that are intended primarily to improve operations or increase plant efficiency. The Company expects future capital spending for environmental protection equipment to be consistent with prior-year spending patterns. Capital spending does not include the cost of environmental remediation of waste disposal sites.

Cash expenditures for waste disposal site remediation were $51 million in 2001, $33 million in 2000 and $27 million in 1999. The expenditures for remediation are charged against accrued remediation reserves. The cost of operating and maintaining environmental facilities was $129 million, $114 million and $107 million in 2001, 2000 and 1999 respectively, and was charged against current-year earnings.

OTHER LITIGATION
There has been increased publicity about asbestos liabilities faced by manufacturing companies. As a result of the bankruptcy of most major asbestos producers, plaintiffs' attorneys are increasing their focus on peripheral defendants. The Company believes it has adequate reserves and insurance and does not believe its asbestos exposure is material.

There are pending lawsuits filed against Morton related to employee exposure to asbestos at a manufacturing facility in Weeks Island, Louisiana with additional lawsuits expected. The Company expects that most of these cases will be dismissed because they are barred under worker's compensation laws; however, cases involving asbestos-caused malignancies may not be barred under Louisiana law. Subsequent to the Morton acquisition, the Company commissioned medical studies to estimate possible future claims and recorded accruals based on the results. Morton has also been sued in connection with the former Friction Division of the former Thiokol Corporation which merged with Morton in 1982. Settlements to date total $350 thousand and many cases have closed with no payment. These cases are fully insured. In addition, like most manufacturing companies, Rohm and Haas has been sued, generally as one of many defendants, by non-employees who allege exposure to asbestos on the Company premises.

The Company and its subsidiaries are also parties to litigation arising out of the ordinary conduct of its business. Recognizing the amounts reserved for such items and the uncertainty of the ultimate outcomes, it is the Company's opinion that the resolution of all these pending lawsuits, investigations and claims will not have a material adverse effect, individually or in the aggregate, upon the results of operations, cash flows or the consolidated financial position of the Company.

DIVIDENDS
Total common stock dividends paid in 2001 were $.80 per share, compared to $.78 per share in 2000. The Company's common stock dividend payout is targeted at approximately 35% of trend-line earnings. Common stock dividends have been paid each year since 1927, and the payout has increased annually since 1977.

ADDITIONS TO LAND, BUILDING AND EQUIPMENT
Capital additions were $401 million in 2001 compared to $391 million in 2000. Fixed asset additions during 2001 included spending on the Company's upgrade and consolidation of its ERP infrastructure; spending on a human resource/payroll project; completion of the Rodel expansion and the de-bottlenecking of the USA Methyl Methacrylate (MMA) facility in Houston. Capital additions during 2000 included acrylics expansion in Texas; spending on emulsions plants in the United Kingdom and Argentina; facility expansion in Electronic Materials, particularly at the Rodel facilities and spending on the Company's ERP project.

Capital expenditures in 2002 are not expected to exceed depreciation expense. Spending for environmental protection equipment, which is included in several of the categories in the table shown below, was $26 million in 2001, $27 million in 2000 and $30 million in 1999.

Expenditures for the past three years, categorized by primary purpose of project, are presented below:

--------------------------------------------------------------------------------
(Millions of dollars)                              2001      2000       1999
--------------------------------------------------------------------------------
Environmental, cost savings and infrastructure    $  265    $  271     $  191
Capacity additions and new products                  107        78         98
Research facilities and equipment                     12        28         22
Capitalized interest cost                             17        14         12
                                                 ------------------------------
Total                                             $  401    $  391     $  323
--------------------------------------------------------------------------------

ACQUISITIONS AND DIVESTITURES
The Company completed the following significant acquisitions and divestitures in 2001:

In November 2001, the Company acquired the flexible packaging adhesives business of Technical Coatings Co., a subsidiary of Benjamin Moore & Company. The acquisition includes the development, production and distribution of a full line of cold seal adhesives marked under the COSEAL(R) trademark. The primary application of such adhesives is in flexible packaging, used mainly in the food and medical industries.

In September 2001, the Company acquired the Megum[trademark] rubber-to-metal bonding business from Chemetall GmbH (Chemetall) of Frankfurt Germany. The acquisition includes the corresponding activities of Chemetall subsidiaries in Italy and Brazil, and includes the acquired technology used for the production of vibration absorption modules, used primarily in the automotive industry.

In 2001, the Company increased its ownership in Rodel from 90% to 99% for an additional cost of approximately $80 million. Rodel was a privately-held, Delaware-based leader in precision polishing technology serving the semiconductor, memory disk and glass polishing industries. In the second quarter of 2000 the Company increased its ownership from 48% to approximately 90% for a cost of approximately $200 million. The financial statements reflect allocations of the purchase price amounts based on estimated fair values, and resulted in acquired goodwill of $110 million, which was amortized on a straight-line basis over 30 years, through December 31, 2001. Prior to March 31, 2000 the investment had been accounted for under the equity method with the Company's share of earnings reported as equity in affiliates. Since the second quarter of 2000, Rodel was accounted for using the purchase method with results of operations fully consolidated. Approximately $13 million of the purchase price was allocated to IPR&D related to chemical mechanical planarization and surface preparation technologies under development and was recognized as a charge in the second quarter of 2000.

On June 1, 2001, the Company completed the sale of its Agricultural Chemicals business (Ag) to Dow AgroSciences LLC (DAS), a wholly owned subsidiary of the Dow Chemical Company, for approximately $1 billion, subject to a working capital adjustment not yet finalized at December 31, 2001. The Company recorded a gain on the sale in the amount of $679 million pre-tax ($428 million or $1.94 per share, after-tax). Under the terms of the agreement, the divestiture included fungicides, insecticides, herbicides, trademarks, and license to all agricultural uses of the Rohm and Haas biotechnology assets, as well as the agricultural business-related manufacturing sites located in Brazil, Colombia, France and Italy, the Company's share of the Nantong, China joint venture and the Company's assets in Muscatine, Iowa. The Company recorded the sale of Ag as discontinued operations in accordance with APB 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Agricultural Chemicals business had been a separate major line of business previously reported as part of the Chemical Specialties segment and represented the Company's entire line of agricultural chemical products.

The operating results of Ag have been reported separately as discontinued operations in the Statements of Consolidated Earnings for each year presented.

Net sales and income from discontinued operations are as follows:

                                                  Year ended December 31,
--------------------------------------------------------------------------------
(Millions of dollars)                         2001          2000          1999
--------------------------------------------------------------------------------
Net sales                                   $  230        $  530        $  534
Operating income                                65            93            89
Income tax expense                              25            35            33
Income from discontinued operations             40            58            56
--------------------------------------------------------------------------------

The Company completed the following acquisition and joint venture activities in 2000:

In the first quarter of 2000, the Company entered into a joint venture with Stockhausen GmbH & Co. KG (Stockhausen) of Germany to form a global partnership (StoHaas) for the manufacture of reliable, low cost supply of acrylic acid in North America and Europe. Under the terms of the joint venture both partners purchase acrylic acid from StoHaas for use as raw materials. Since StoHaas is not controlled by the Company its operations are not consolidated; instead, the Company's investment in StoHaas is accounted and reported as an investment under the equity method. The earnings impact in 2001, the first year of operations, was minimal. The Company expects minimal earnings impact from operations of the joint venture in future years as well. In conjunction with the joint venture, the Company acquired Stockhausen's merchant monomer business in Europe.

Acquired 95% of Acima A.G. (Acima), a Swiss company specializing in biocidal formulations, polyurethane catalysts and other specialty chemicals and also acquired an 80% interest in Silicon Valley Chemical Laboratories, Inc. (SVC), a privately-held supplier of high technology products for the semiconductor industry. These transactions were accounted for using the purchase method.

In the second quarter of 2000, the Company acquired the photoresist business of Mitsubishi Chemical Corporation. Mitsubishi Chemical is a leading producer of G-line, I-line and deep UV photoresist chemistry used to make semiconductor chips. The transaction was accounted for using the purchase method.

In conjunction with the acquisitions of Acima, SVC and Mitsubishi photoresist, the Company recorded goodwill of $36 million which was amortized over a range of 20 to 40 years, through December 31, 2001.

The Company completed the following divestitures in 2000:

In the first quarter of 2000, the Company sold its Industrial Coatings business to BASF Corporation for approximately $169 million, net of working capital adjustments.

In the third quarter of 2000, the Company sold its Thermoplastic Polyurethane business to Huntsman Corporation for approximately $117 million, net of working capital adjustments.

In the fourth quarter of 2000, the Company sold its European Salt business, Salins-Europe, to a consortium, which includes management, led by Union d'Etudes et d'Investissements SA, a wholly-owned subsidiary of Credit Agricole, for approximately $270 million.

These three businesses were acquired by the Company in June 1999 as part of the acquisition of Morton and were recorded at fair value. Accordingly, no gain or loss was recorded on these transactions.

In the fourth quarter of 2000, the Company sold its 50% interest in TosoHaas to its joint venture partner, Tosoh Corporation.

Pro forma information is not presented, as the 2001 and 2000 acquisitions and divestitures were not material to the Company's results of continuing operations or consolidated financial position. The results of operations of acquired businesses are included in the Company's consolidated financial statements from the respective dates of acquisition.

CHANGE IN FUNCTIONAL CURRENCIES
On December 31, 2000, the Company substantially completed the legal restructuring and business integration of its foreign operations, primarily in Europe, following the Morton and LeaRonal acquisitions in 1999. Based on these significant operational changes at January 1, 2001, the Company determined that the functional currency of a majority of the Company's foreign entities is their respective local currency. This change resulted in a one-time write-down of fixed assets and inventories of approximately $50 million in the first quarter of 2001 with a corresponding charge to other comprehensive income.

WORKING CAPITAL
Accounts receivable from customers decreased $314 million and inventory decreased $255 million. Days sales was 67 days, down from 72 in 2000. Days cost of sales in ending inventory decreased to 65 days from 74 days.

Details about two major components of working capital at the end of 2001 and 2000 are summarized below:

---------------------------------------------------------------------------
(Millions of dollars)                          2001(1)         2000(2)
---------------------------------------------------------------------------
INVENTORIES
  Year-end balance                            $    712        $     967
  Annual turnover                                  5.6x             4.8x
---------------------------------------------------------------------------

CUSTOMER RECEIVABLES
  Year-end balance                            $  1,045        $   1,359
  Annual turnover                                  5.4x             5.1x
---------------------------------------------------------------------------
(1) 2001 reflects the divestiture of the Agricultural Chemicals business and reflect the current rate.
(2) 2000 includes the discontinued operations and statement of position of the Agricultural Chemicals business and reflect historical rate.


LAND, BUILDING AND EQUIPMENT, NET
Investments in land, buildings and equipment, net is summarized below:
---------------------------------------------------------------------------
(Millions of dollars)                          2001(1)         2000(2)
---------------------------------------------------------------------------
Year-end balance                              $  2,916        $   3,294
Annual turnover                                    1.9x             2.1x
---------------------------------------------------------------------------
(1) 2001 reflects the divestiture of the Agricultural Chemicals business and reflect the current rate.
(2) 2000 includes the discontinued operations and statement of position of the Agricultural Chemicals business and reflect historical rate.

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

ASSET TURNOVER equals sales divided by year-end total assets. Asset turnover was ..6 in 2001, .6 in 2000 and .6 in 1999. The 1999 amount was calculated using pro forma sales.

RETURN ON CAPITAL EMPLOYED (ROCE) equals net earnings plus after-tax amortization and after-tax interest expense, divided by average total assets less cash and average non-interest bearing liabilities. ROCE was 9.6% in 2001, 9.2% in 2000 and 11.3% in 1999, excluding IPR&D charges in 2000 and 1999. The year 2001 excludes extraordinary loss on early extinguishment of debt and the cumulative effect of accounting change.

RETURN ON COMMON STOCKHOLDERS' EQUITY (ROE) is obtained by dividing net earnings less preferred stock dividends by average year-end common stockholders' equity. Average year-end common stockholders' equity is calculated without the reduction for the ESOP transaction. ROE was 10.3% in 2001, 10.0% in 2000 and 13.4% in 1999, excluding the IPR&D charge.

INFORMATION SYSTEMS
The Company began an investment in 2000 to upgrade and consolidate its information systems infrastructure. The effort is underway and on schedule with the Plastics Additives business in production. As it is implemented, this infrastructure is expected to enable more efficient e-commerce connections among the Company, its suppliers and customers. The Company has also engaged an implementation consultant to help install the components of the new system as quickly and efficiently as possible and has created an internal e-Transformation group to coordinate these efforts so that the new electronic business tools and support systems can be in place as rapidly as possible. Initial areas of concentration include, finance, human resources, customer relationship management, materials management, production scheduling, procurement, maintenance, sales and distribution.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

o    ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND OTHER HEDGING ACTIVITIES
     On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes a new model for the accounting and reporting of derivative and hedging transactions. Additionally, in July 2001 the Company adopted DIG Issue G20, "Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge."

     This standard requires that all derivative instruments be reported on the balance sheet at fair value. For instruments designated as fair value hedges, changes in the fair value of the instrument will largely be offset on the income statement by changes in the fair value of the hedged item. For instruments designated as cash flow hedges, the effective portion of the hedge is reported in other comprehensive income until it is assigned to earnings in the same period in which the hedged item has an impact on earnings. For instruments designated as a hedge of net investment in foreign operating units not using the U.S. Dollar as its functional currency, changes in the fair value of the instrument will be offset in other comprehensive income to the extent that they are effective as economic hedges. Changes in the fair value of derivative instruments, including embedded derivatives, that are not designated as a hedge will be recorded each period in current earnings along with any ineffective portion of hedges.

     Using market valuations for derivatives held as of December 31, 2000, the Company recorded a $6 million after-tax cumulative income effect to accumulated other comprehensive income, and a charge to net income of $2 million, to recognize at fair value all derivative instruments on January 1, 2001. Changes in the Company's derivative instrument portfolio or changes in the market values of this portfolio could have a material effect on accumulated other comprehensive income.

     The Company has concluded that the adoption of SFAS No. 133 will not materially change management's risk policies and practices nor will compliance with the standard materially impact the reported results from operations.

o    BUSINESS COMBINATIONS
     SFAS No. 141, "Business Combinations," which is effective for all business combinations completed after June 30, 2001, mandates that all business combinations be accounted for by only the purchase method (thereby eliminating the option for pooling of interests); segregation of other intangible assets from goodwill if they meet the contractual legal criterion or the separability criterion; and expanded disclosure requirements on the primary reasons for a business combination and the allocation of the purchase price to the assets and liabilities assumed by major balance sheet caption.

o    GOODWILL AND OTHER INTANGIBLE ASSETS
     SFAS No. 142, "Goodwill and Other Intangible Assets," is effective for fiscal years beginning after December 15, 2001. SFAS No. 142, which the Company adopted on January 1, 2002, requires the Company to cease amortization of goodwill and certain indefinite-lived intangible assets and evaluate goodwill and intangible assets for impairment. In accordance with the Statement, the Company reviewed its intangible assets in order to identify intangible assets with indefinite lives which will no longer be amortized and intangible assets which may be reclassified as goodwill and thus no longer be amortized. In addition the Company is in the process of assessing the remaining useful lives of intangible assets which will continue to be subject to amortization. As of January 1, 2002, the Company ceased amortization of goodwill and intangibles deemed to have indefinite lives and reclassified certain intangibles in accordance with the provisions of this statement.

     The evaluation of the Company's goodwill is performed at the reporting unit level and is a two-step process. When evaluating goodwill for impairment, the Statement requires the Company to first compare a reporting unit's book value to its fair value. To the extent that the book value exceeds fair value, the Company is required to perform a second step wherein a reporting unit's assets and liabilities are fair valued. To the extent that a reporting unit's book value of goodwill exceeds its implied fair value of goodwill, impairment exists and must be recognized. The implied fair value of goodwill is calculated as the fair value of a reporting unit in excess of the fair value of all non-goodwill assets in the reporting unit. Net book values of the recorded assets and liabilities have been calculated for each of the Company's reporting units. The Company is in the process of valuing these reporting units based primarily upon the present value of expected future cash flows.

     In accordance with SFAS No. 142, the intangible assets which continue to be subject to amortization are being reviewed for impairment by the Company under SFAS No. 144 "Accounting for the impairment or Disposal of Long-Lived Assets." Intangible assets which are no longer subject to amortization are being reviewed by the Company in accordance with SFAS No. 142 in a one-step process. Impairment is measured as the amount an intangible asset's carrying value exceeds its fair value. The Company intends to complete its evaluation of intangible assets in accordance with SFAS No. 142 no later than June 30, 2002.

     The Company's previous business combinations were accounted for using the purchase method of accounting. As of December 31, 2001, the net carrying amount of goodwill was $2,159 million. Goodwill amortization expense for the year ended December 31, 2001 was $64 million. The Company intends to complete its evaluation of goodwill in accordance with SFAS No. 142 no later than June 30, 2002 and expects to recognize an impairment loss. The Company continues to finalize its estimate of the impairment loss. Any impairment loss will be recognized as a cumulative effect of a change in accounting principle in the Company's consolidated statement of operations.

o    ASSET RETIREMENT OBLIGATIONS
     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. SFAS No. 143 is effective for fiscal years beginning after December 15, 2002. Management is currently assessing the impact of the new standard on its financial statements.

o    IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS
     On January 1, 2002 the Company adopted SFAS No. 144. The Statement provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. Management has assessed the impact of the new standard and determined there to be no material impact to the financial statements.

CAUTIONARY STATEMENTS

Any statements made by the Company in its filings with the Securities and Exchange Commission or other communications (including press releases and analyst meetings and calls) that are not statements of historical fact are forward-looking statements. These statements include, without limitation, those relating to anticipated product plans, litigation and environmental matters, currency effects, profitability, and other commitments or goals. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These risks and uncertainties include, but are not limited to, the following:

o    CURRENCIES AND ECONOMIC CONDITIONS
     Approximately half of the Company's revenues are from outside the United States, a significant portion of which are denominated in foreign currencies. Also, significant production facilities are located outside the United States. The Company's financial results therefore can be affected by changes in foreign currency rates. Though the Company uses certain financial instruments to mitigate these effects, it does not hedge its foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on the Company's earnings, cash flows and fair values of assets and liabilities. Accordingly, reported revenue, net income, cash flows and fair values have been and in the future may be affected by changes in foreign exchange rates. In addition, because of the extensive nature of the Company's foreign business activities, financial results could be adversely affected by changes in worldwide economic conditions, changes in trade policies or tariffs, changes in interest rates, and political unrest.

o    COMPETITION AND DEMAND
     The Company's products are sold in a competitive, global economy. Competitors include many large multinational chemical firms based in Europe, Asia and the United States. In addition, financial results are subject to fluctuations in demand and the seasonal activity of certain of the Company's businesses. The Company also manufactures and sells its products to customers in industries and countries that are experiencing periods of rapid change, most notably countries in Eastern Europe and in the Asia-Pacific region. Also, weather conditions have historically had, and will likely continue to have in the future, a significant impact on revenues and earnings in the Company's Salt segment. These factors can adversely affect demand for the Company's products and therefore may have a significant impact on financial results.

o    SUPPLY AND CAPACITY
     From time to time certain raw materials the Company requires become limited. It is likely this will occur again in the future. Should such limitations arise, disruptions of the Company's supply chain may lead to higher prices and/or shortages. Also, from time to time, the Company is subject to increases in raw material prices and, from time to time, experiences significant capacity limitations in its own manufacturing operations. These limitations, disruptions in supply, price increases and capacity constraints could adversely affect financial results.

o    TECHNOLOGY
     The Company has invested significant resources in intellectual properties such as patents, trademarks, copyrights, and trade secrets. The Company relies on the protection these intellectual property rights provide since it depends on these intellectual resources for its financial stability and its future growth. The development and successful implementation of new, competing technologies in the market place could significantly impact future financial results.

o    JOINT VENTURES, ACQUISITIONS AND ALLIANCES
     The Company has entered, and in the future may enter, into arrangements with other companies to expand product offerings and to enhance its own capabilities. It will likely also continue to make strategic acquisitions and divestitures. The success of acquisitions of new technologies, companies and products, or arrangements with third parties, is not predictable and there can be no assurance that the Company will be successful in realizing its objectives, or that realization may not take longer than anticipated, or that there will not be unintended adverse consequences from these actions.

o    ENVIRONMENTAL
     Risks and uncertainties related to environmental matters are discussed on pages 22 through 24 of this Form 10-K.

ITEM 7A.  MARKET RISK DISCUSSION

The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices since it denominates its business transactions in a variety of foreign currencies, finances its operations through long- and short-term borrowings, and purchases raw materials at market prices. As a result, future earnings, cash flows and fair values of assets and liabilities are subject to uncertainty. The Company's operating and financing plans include actions to reduce this uncertainty including, but not limited to, the use of derivative instruments.

The Company has established policies governing its use of derivative instruments. The Company does not use derivative instruments for trading or speculative purposes, nor is it a party to any leveraged derivative instruments or any instruments of which the values are not available from independent third parties. The Company manages counter-party risk by entering derivative contracts with major financial institutions of investment grade credit rating and by limiting amount of exposure to each financial institution. The terms of certain derivative instruments contain a credit clause where each party has a right to settle at market if the other party is downgraded below investment grade. As of December 31, 2001, the fair market value of all such contracts was $24 million, all of which were held by investment grade financial institutions.

The Company enters into derivative contracts based on economic analysis of underlying exposures, anticipating that adverse impacts on future earnings, cash flows and fair values due to fluctuations in foreign currency exchange rates, interest rates and commodity prices will be offset by the proceeds from and changes in fair value of the derivative instruments. The Company does not hedge its exposure to market risk in a manner that completely eliminates the effects of changing market conditions on earnings, cash flows and fair values.

In evaluating the effects of changes in foreign currency exchange rates, interest rates and commodity prices on the Company's business operations, the risk management system uses sensitivity analysis. The analysis assumes simultaneous shifts in those rates and quantifies the impact of such shifts on the Company's earnings, cash flows, and fair values of assets and liabilities during a one-year period. The range of changes used for the purpose of this analysis reflects the Company's view of changes that are reasonably possible over a one-year period. Fair values are the present value of projected future cash flows based on market rates and prices chosen.

FOREIGN EXCHANGE RATE RISK
Short-term exposures to changing foreign exchange rates are primarily due to operating cash flows denominated in foreign currencies and transactions denominated in non-functional currencies. The Company covers known and anticipated external transactions and operating exposures by using foreign exchange option, forward and swap contracts. The Company's most significant foreign currency exposures relate to Western European countries (primarily Germany, France, Italy, Netherlands, the United Kingdom, Sweden, and Switzerland), as well as Brazil, Mexico, Canada, Japan, Taiwan, China and Australia. The Company conducted a sensitivity analysis on the fair value of its foreign currency hedge portfolio assuming an instantaneous 10% change in foreign currency exchange rates from their levels as of December 31, 2001, with all other variables held constant. A 10% appreciation and depreciation of the U.S. dollar against foreign currencies would reduce and increase by $79 million, the fair value of foreign currency hedging contracts held at December 31, 2001. The sensitivity in fair value of the foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of December 31, 2001, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on earnings and cash flows in future periods.

Long-term exposures to foreign currency exchange rate risk are managed primarily through operational activities. The Company manufactures its products in a number of locations around the world; hence, has a cost base in a variety of European, Asian and Latin American currencies. Additionally, the Company finances in local currencies its operations outside the United States. Such diverse base of local currency costs and financings serves to partially counterbalance the impact of changing foreign currency exchange rates on earnings, cash flows and fair values of assets and liabilities.

INTEREST RATE RISK
The Company is exposed to changes in interest rates primarily due to its financing, investing and cash management activities, which include long- and short-term debt to maintain liquidity and fund its business operations. The Company's current strategic policy is to maintain from 20% to 40% of floating rate debt. A 65 basis point increase in interest rates would reduce by $107 million, the fair value of liabilities under its floating and fixed rate instruments, including short- and long-term debt and derivative contracts outstanding as of December 31, 2001. A 65 basis point decrease in interest rates will increase the fair value by $119 million. However, such changes in fair values would not have a material impact on earnings per share or cash flows as the majority of the Company's debt portfolio consisted of fixed rate instruments. A 65 basis point movement is equivalent to approximately 10% of the Company's weighted average rate on its worldwide debt.

COMMODITY PRICE RISK
The Company purchases certain raw materials such as natural gas, propylene, acetone, butanol and styrene under short- and long-term supply contracts. The purchase prices are generally determined based on prevailing market conditions. Changing raw material prices have historically had material impacts on the Company's earnings and cash flows, and will likely continue to have significant impacts on earnings and cash flows in future periods. The Company uses commodity derivative instruments to modify some of the commodity price risks. Assuming a 25% change in the underlying commodity price, the potential change in the fair value of commodity derivative contracts held at December 31, 2001 approximates $9 million, which would not be material when compared with the Company's earnings and financial position.

FORWARD-LOOKING STATEMENTS
This market risk discussion and the estimated amounts presented are forward-looking statements that assume certain market conditions known at December 31, 2001. Actual results in the future may differ materially from these projected results due to changes in business climate, economic and competitive uncertainties, future acquisitions activities and any unforeseen developments in relevant financial markets, including Asia and Latin America. The methods used above to assess risk should not be considered projections of expected future events or results.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                                 PAGE
----------------------------------------------------------------------------------------------
Report of Independent Accountants                                                                F-2
Consolidated Financial Statements:
Statements of Consolidated Earnings for the years ended December 31, 2001, 2000 and 1999         F-3
Statements of Consolidated Cash Flows for the years ended December 31, 2001, 2000 and 1999       F-4
Consolidated Balance Sheets as of December 31, 2001 and 2000                                     F-5
Statements of Consolidated Stockholders' Equity for the years ended
  December 31, 2001, 2000 and 1999                                                               F-6
Notes to Consolidated Financial Statements                                                       F-7



QUARTERLY RESULTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------------------------------------------
2001 Quarterly Results
--------------------------------------------------------------------------------------------------------------------
                                                                                                             Year
(Millions of dollars)              1st Quarter       2nd Quarter       3rd Quarter      4th Quarter          2001
                                  ----------------------------------------------------------------------------------
Net sales ...................       $   1,572         $   1,408         $   1,346        $   1,340         $   5,666
Gross profit.................             452               401               414              391             1,658
Earnings (losses) from
continuing operations before
extraordinary item and
cumulative effect of accounting
change.......................              48              (208)               53               37               (70)
Net earnings.................              63               242                53               37               395
Basic and diluted earnings per
common share, in dollars:
  Continuing operations.....        $     .22         $    (.94)        $     .24        $     .17         $    (.31)
  Net earnings..............              .29              1.09               .24              .17              1.79
Cash dividends per common
share, in dollars............       $     .20         $     .20         $     .20        $     .20         $     .80

--------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------
2000 Quarterly Results
--------------------------------------------------------------------------------------------------------------------
                                                                                                              Year
(Millions of dollars)              1st Quarter       2nd Quarter       3rd Quarter      4th Quarter           2000
                                  ----------------------------------------------------------------------------------
Net sales....................       $   1,622         $   1,628         $   1,583        $   1,516         $   6,349
Gross profit.................             535               508               508              456             2,007
Earnings from continuing
operations before extraordinary
item and cumulative effect of
accounting change............             101                58                77               60               296
Net earnings.................             123                77                84               70               354
Basic and diluted earnings per
common share, in dollars:
  Continuing operations.....        $     .46         $     .26         $     .35        $     .27         $    1.34
  Net earnings..............              .56               .35               .38              .32              1.61
Cash dividends per common
share, in dollars............       $     .19         $     .19         $     .20        $     .20         $     .78


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No reports on Form 8-K were filed during 2001 or 2000 relating to any disagreements with accountants on accounting and financial disclosure.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

WILLIAM J. AVERY, Chairman and Director, Crown, Cork & Seal Company, Inc.; Previously Chief Executive Officer, Crown, Cork & Seal Company, Inc. Mr. Avery, 61, has been a director since 1997. (Committees: 3, 4 (chair), 6)

JAMES R. CANTALUPO, President and Vice Chairman, Emeritus, McDonalds Corporation, Mr. Cantalupo, 58, has been a director since 1999. (Committees: 1 (chair), 5, 6)

J. MICHAEL FITZPATRICK, President and Chief Operating Officer, Rohm and Haas Company, Dr. Fitzpatrick, 55, has been a director since 1999. (Committees: 2, 3, 5)

EARL G. GRAVES, SR., Chairman and Chief Executive Officer, Earl G. Graves,
Ltd.; Retired Chairman and Chief Executive Officer, Pepsi-Cola of Washington D.C., L.P. ; Publisher and Editor, Black Enterprise Magazine; Managing Director, Black enterprise/Greenwich Street Corporate Growth Partners, L.P., Mr. Graves, 67, has been a director since 1984. (Committees: 2, 5 (chair), 6)

RAJ L. GUPTA, Chairman and Chief Executive Officer, Rohm and Haas Company, Mr. Gupta, 56, has been a director since 1999. (Committees: 3 (chair))

DAVID W. HAAS, Board Chairman and Director, William Penn Foundation, Mr. Haas, 46, has been a director since 1999. (Committees: 2, 6)

THOMAS W. HAAS, Director and Corporate Officer, William Penn Foundation; Pilot and Flight Instructor, Mr. Haas, 46, has been a director since 1999. (Committees: 4, 6)

JAMES A. HENDERSON, Retired Chairman and Chief Executive Officer and Director, Cummins Engine Company, Inc. Mr. Henderson, 67, has been a director since 1989. (Committees: 4, 6)

RICHARD L. KEYSER, Chairman of the Board and Chief Executive Officer, W.W. Grainger, Inc., Mr. Keyser, 59, has been a director since 1999. (Committees: 4,
6)

JOHN H. MCARTHUR, Senior Advisor to the President, World Bank Group, Mr. McArthur, 67, has been a director since 1977. (Committees: 2, 6)

JORGE P. MONTOYA, President, Global Food & Beverage, The Procter and Gamble Company; President, Procter and Gamble Latin America, Mr. Montoya, 55, has been a director since 1996. (Committees: 4, 6)

SANDRA O. MOOSE, Senior Vice President and Director, The Boston Consulting Group, Inc., Dr. Moose, 60, has been a director since 1981. (Committees: 1, 3, 5, 6 (chair))

GILBERT S. OMENN, Executive Vice President for Medical Affairs, The University of Michigan; CEO, The University of Michigan Health System, Professor of Internal Medicine, Human Genetics, Public Health, The Cancer Center, The University of Michigan, Dr. Omenn, 60, has been a director since 1987. (Committees: 2 (chair), 6)

RONALDO H. SCHMITZ, Advisor to Deutsche Bank AG; Retired Member of the Executive Board, Deutsche Bank AG, Dr. Schmitz, 63, has been a director since 1992. (Committees: 1, 5, 6)

MARNA C. WHITTINGTON, President, Nicholas-Applegate Capital Management; Chief Operating Officer, Allianz Dresdner Asset Management; Retired Chief Operating Officer, Morgan Stanley Institutional Investment Management, Dr. Whittington, 54, has been a director since 1989. (Committees: 1, 3, 5, 6)

COMMITTEES:

     1. Audit
     2. Corporate Responsibility, Environment, Safety and Health
     3. Executive
     4. Executive Compensation
     5. Finance
     6. Nominating

ITEM 11. EXECUTIVE COMPENSATION

The information called for by Items 10 and 11 of this Form 10-K report for the fiscal year ended December 31, 2001, has been omitted, except for the information presented below, since the Company will file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to regulation 14(a) under the Securities Exchange Act of 1934.

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

ALAN E. BARTON, 46, vice president since 1999; director of the Coatings business group since 2001; business unit director of Coatings from 1997 to 2001; Polymers and Resins business manager and business director of industrial Coatings from 1996 to 1997.

BRADLEY J. BELL, 49, senior vice president and chief financial officer since 1999; vice president, chief financial officer and treasurer from 1997 to 1998; previously vice president and treasurer of Whirlpool Corporation from 1987 to 1997.

PIERRE R. BRONDEAU, 44, vice president and director of the Electronic Materials business group since 1999; president and chief executive officer of Shipley Company, LLC since 1999; president and chief operating officer of

Shipley Company, LLC since 1998; vice president and chief operating officer of Shipley Company, LLC from 1997 to 1998; director of research, sales and marketing of Shipley Company, LLC from 1995 to 1997.

J. MICHAEL FITZPATRICK, 55, president, chief operating officer and director since 1999; vice president since 1993; chief technology officer from 1996 to 1998.

JOSEPH J. FORISH, 49, vice president and director of human resources since 1999; previously vice president of human resources for a unit of Bristol-Myers Squibb Corporation from 1989 to 1999.

RAJ L. GUPTA, 56, chairman, chief executive officer and director since 1999; vice chairman since 1999; vice president and regional director of Asia-Pacific from 1993 to 1998.

ROBERT A. LONERGAN, 56, vice president and general counsel since 1999; previously senior vice president, general counsel and secretary of PegasusGold, Inc. from 1995 to 1999.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this report:

         1. Financial Statements

            The financial statements as set forth under Item 8 of this report on Form 10-K are incorporated herein

         2. Financial Statement Schedule

            The following supplementary financial information is filed in this Form 10-K :

                                                                            PAGE
                                                                            ----
         Financial Statement Schedule

         II - Valuation and qualifying accounts for the years 2001,
              2000 and 1999 ............................................    S-1

     The schedules not included herein are omitted because they are not applicable or the required information is presented in the financial statements or related notes.

     (b) Reports on 8-K
         None

     (c) Exhibit listing

            Exhibit (3)(i), Restated Certificate of Incorporation and Bylaws* Exhibit (12), Computation of Ratio of Earnings to Fixed Charges for
              the Company and subsidiaries
            Exhibit (21), Subsidiaries of the registrant
            Exhibit (23), Consent of Independent Accountants

* Incorporated by reference

SHAREHOLDER INFORMATION

--------------------------------------------------------------------------------

STOCK EXCHANGE LISTING
Rohm and Haas stock trades on the New York Stock Exchange (NYSE) under the trading symbol ROH.

TRANSFER AGENT AND REGISTRAR
EquiServe L.P.
P.O. Box 8218
Boston, MA  02266-8218

ANNUAL MEETING OF SHAREHOLDERS

Rohm and Haas Company's Annual Meeting of Shareholders will be held on May 6, 2002 at Independence Visitors Center, One North Independence Mall West, Philadelphia, PA 19106. Formal notice of the meeting, the proxy statement and form of proxy will be mailed to current shareholders on April 2, 2002.

INDEPENDENT ACCOUNTANTS

PricewaterhouseCoopers LLP
Two Commerce Square
2001 Market Street
Suite 1700
Philadelphia, PA  USA  19103
(267) 330-3000

10-K FILING WITH THE SEC

You can obtain a copy of Rohm and Haas's annual report to the U.S. Securities and Exchange Commission (SEC) through:

     The SEC EDGAR database at:  www.sec.gov
                                 -----------
     The Rohm and Haas website:   www.rohmhaas.com
                                  ----------------
     The Rohm and Haas Investors Line at:  1-800-ROH-0466

Or by writing to:

     Rohm and Haas Company
     Public Relations Department
     100 Independence Mall West
     Philadelphia, PA  USA  19106-2399
--------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Rohm and Haas Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                /s/   Bradley J. Bell
                            ----------------------------------------------------
                                               Bradley J. Bell
                              Senior Vice President and Chief Financial Officer
March 26, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 26, 2002 by the following persons on behalf of the registrant and in the capacities indicated.


-------------------------------------------------------------------------------------------------------------

        Signature and Title                                                       Signature and Title
--------------------------------------------------------------------------------------------------------------


               /s/   Raj L. Gupta                                           /s/   James A. Henderson
-----------------------------------------------------         ------------------------------------------------
                   Raj L. Gupta                                                James A. Henderson
        Director, Chairman of the Board and                                         Director
              Chief Executive Officer

               /s/   Bradley J. Bell                                         /s/   Richard L. Keyser
-----------------------------------------------------         ------------------------------------------------
                  Bradley J. Bell                                               Richard L. Keyser
 Senior Vice President and Chief Financial Officer                                  Director


              /s/   William J. Avery                                         /s/   John H. McArthur
-----------------------------------------------------         ------------------------------------------------
                 William J. Avery                                               John H. McArthur
                     Director                                                       Director


             /s/   James R. Cantalupo                                        /s/   Jorge P. Montoya
-----------------------------------------------------         ------------------------------------------------
                James R. Cantalupo                                              Jorge P. Montoya
                     Director                                                       Director


           /s/   J. Michael Fitzpatrick                                       /s/  Sandra O. Moose
-----------------------------------------------------         ------------------------------------------------
              J. Michael Fitzpatrick                                             Sandra O. Moose
                     Director                                                       Director


               /s/   Earl G. Graves                                          /s/   Gilbert S. Omenn
-----------------------------------------------------         -------------------------------------------------
                  Earl G. Graves                                                Gilbert S. Omenn
                     Director                                                       Director


                /s/   David W. Haas                                         /s/   Ronaldo H. Schmitz
-----------------------------------------------------         ------------------------------------------------
                   David W. Haas                                               Ronaldo H. Schmitz
                     Director                                                       Director


               /s/   Thomas W. Haas                                        /s/   Marna C. Whittington
-----------------------------------------------------         ------------------------------------------------
                  Thomas W. Haas                                              Marna C. Whittington
                     Director                                                       Director


INDEX TO FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

Report of Independent Accountants                                            F-2
Consolidated Financial Statements:
Statements of Consolidated Earnings for the years ended
     December 31, 2001, 2000 and 1999                                        F-3
Statements of Consolidated Cash Flows for the years ended
     December 31, 2001, 2000 and 1999                                        F-4
Consolidated Balance Sheets as of December 31, 2001 and 2000                 F-5
Statements of Consolidated Stockholders' Equity for the years
     ended December 31, 2001, 2000 and 1999                                  F-6
Notes to Consolidated Financial Statements                                   F-7
Schedule II. Valuation and Qualifying Accounts Financial Statement Schedule  S-1

REPORT ON FINANCIAL STATEMENTS

The financial statements of Rohm and Haas Company and subsidiaries were prepared by the Company in accordance with generally accepted accounting principles. The financial statements necessarily include some amounts that are based on the best estimates and judgments of the Company. The financial information in this annual report is consistent with that in the financial statements.

The Company maintains accounting systems and internal accounting controls designed to provide reasonable assurance that assets are safeguarded, transactions are executed in accordance with the Company's authorization and transactions are properly recorded. The accounting systems and internal accounting controls are supported by written policies and procedures, by the selection and training of qualified personnel and by an internal audit program. In addition, the Company's code of business conduct requires employees to discharge their responsibilities in conformity with the law and with a high standard of business conduct.

The Company's financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants, as stated in their report below. Their audit was conducted in accordance with generally accepted auditing standards and included a review of internal accounting controls to the extent considered necessary to determine the audit procedures required to support their opinion.

The audit committee of the board of directors, composed entirely of non-employee directors, recommends to the board of directors the selection of the Company's independent accountants, approves their fees and considers the scope of their audits, audit results, the adequacy of the Company's internal accounting control systems and compliance with the Company's code of business conduct.



/s/ Raj L. Gupta

Raj L. Gupta
Chairman of the Board and Chief Executive Officer





/s/ Bradley J. Bell

Bradley J. Bell
Senior Vice President and Chief Financial Officer


REPORT OF INDEPENDENT ACCOUNTANTS
---------------------------------


The Board of Directors and Shareholders
of Rohm and Haas Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Rohm and Haas Company and its subsidiaries at December 31, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7, on January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities."



PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 21, 2002

           Rohm and Haas Company and Subsidiaries
           STATEMENTS OF CONSOLIDATED EARNINGS
           Years ended December 31, 2001, 2000 and 1999

           (Millions of dollars, except per-share amounts)                                2001          2000         1999
           -----------------------------------------------------------------------------------------------------------------
           CURRENT EARNINGS
           -----------------------------------------------------------------------------------------------------------------
           Net sales                                                                    $  5,666      $  6,349     $  4,840
           Cost of goods sold                                                              4,008         4,342        3,139
                                                                                        ===================================

           Gross profit                                                                    1,658         2,007        1,701
           Selling and administrative expense                                                861           933          768
           Research and development expense                                                  230           224          174
           Interest expense                                                                  182           241          158
           Amortization of goodwill and other intangibles                                    156           159           83
           Purchased in-process research and development                                      --            13          105
           Provision for restructuring and asset impairment                                  320            13           36
           Loss on disposition of joint ventures                                              --            --          (22)
           Share of affiliate net earnings                                                    12            18            6
NOTE 6     Other income, net                                                                  15            46           14
                                                                                        ===================================

           Earnings (losses) from continuing operations before income taxes,
              extraordinary item and cumulative effect of accounting change                  (64)          488          375

NOTE 8     Income taxes                                                                        6           192          182
                                                                                        ===================================
           EARNINGS (LOSSES) FROM CONTINUING OPERATIONS BEFORE
              EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE             $    (70)     $    296     $    193
                                                                                        ===================================

           Discontinued operations:
           Income from discontinued line of business, net of $25 million,
              $35 million and $33 million of income taxes in 2001, 2000
              and 1999, respectively                                                          40            58           56
           Gain on disposal of discontinued line of business, net
              of $251 million of income taxes                                                428            --           --
                                                                                        ===================================
           EARNINGS BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF
              ACCOUNTING CHANGE                                                         $    398      $    354     $    249

NOTE 19    Extraordinary loss on early extinguishment of debt,
              net of $1 million income taxes in 2001                                          (1)           --           --
           Cumulative effect of accounting change,
              net of $1 million income taxes in 2001                                          (2)           --           --
                                                                                        ===================================
           NET EARNINGS                                                                 $    395      $    354     $    249
                                                                                        ===================================
NOTE 22    Less preferred stock dividends                                                     --            --            2
                                                                                        ===================================
           NET EARNINGS APPLICABLE TO COMMON SHAREHOLDERS                               $    395      $    354     $    247
                                                                                        ===================================


           Basic earnings (loss) per common share (in dollars):
              Continuing operations                                                     $  (0.31)     $   1.34     $   0.99
              Income from discontinued line of business                                     0.18          0.27         0.29
              Gain on disposal of discontinued line of business                             1.94            --           --
              Extraordinary loss on early extinguishment of debt                           (0.01)           --           --
              Cumulative effect of accounting change                                       (0.01)           --           --
                                                                                        ===================================
                                                                                        $   1.79      $   1.61     $   1.28
                                                                                        ===================================

           Diluted earnings (loss) per common share (in dollars):
              Continuing operations                                                     $  (0.31)     $   1.34     $   0.98
              Income from discontinued line of business                                     0.18          0.27         0.29
              Gain on disposal of discontinued line of business                             1.94            --           --
              Extraordinary loss on early extinguishment of debt                           (0.01)           --           --
              Cumulative effect of accounting change                                       (0.01)           --           --
                                                                                        ===================================
                                                                                        $   1.79      $   1.61     $   1.27
                                                                                        ===================================
           Weighted average common shares outstanding (in millions)
              - Basic                                                                      220.2         219.5        192.6
              - Diluted                                                                    220.2         220.5        195.7
           -----------------------------------------------------------------------------------------------------------------

    See notes to consolidated financial statements (pages F-7 through F-35).

Rohm and Haas Company and Subsidiaries
STATEMENTS OF CONSOLIDATED CASH FLOWS
Years ended December 31, 2001,  2000 and 1999


--------------------------------------------------------------------------------------------------------------
(Millions of dollars)                                                             2001       2000      1999
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                                                 $   395    $   354    $   249
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Gain on disposal of discontinued line of business                            (679)        --         --
      Provision for restructuring and asset impairments                             320         13         36
      Discontinued operations                                                       (65)       (93)       (89)
      Purchased in-process research and development                                  --         13        105
      Depreciation                                                                  406        446        360
      Amortization of goodwill and other intangibles                                156        159         83
      Loss, as adjusted, on sale of facilities and investments                       --         --         22
      Extraordinary loss on early extinguishment of debt, net of tax                 (1)        --         --
      Cumulative effect of accounting change, net of tax                             (2)        --         --
   Changes in assets and liabilities, net of acquisitions and divestitures:
      Deferred income taxes                                                         (87)       (37)       (70)
      Accounts receivable                                                           122       (169)      (104)
      Inventories                                                                   141       (100)       (41)
      Accounts payable, accrued interest and other accrued liabilities             (249)        78        128
      Federal, foreign and other income taxes payable                               213         82         25
      Other, net                                                                    (40)       (71)        15
--------------------------------------------------------------------------------------------------------------
         Net cash provided by continuing operations                                 630        675        719
--------------------------------------------------------------------------------------------------------------
         Net cash provided by discontinued operations                                69        101         97
--------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                  699        776        816
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisitions of businesses and affiliates, net of cash acquired                 (144)      (390)    (3,394)
   Proceeds from the disposal of discontinued line of business, net of cash sold    834         --         --
   Proceeds from the sale of businesses, net of cash sold                             5        433         --
   Additions to land, buildings and equipment                                      (401)      (391)      (323)
   Proceeds from hedge of net investment in foreign subsidiaries                     18         21         --
                                                                                ------------------------------
         Net cash provided (used) by investing activities                           312       (327)    (3,717)
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt                                          --        447      2,564
   Repayments of long-term debt                                                    (159)      (204)       (23)
   Net change in short-term borrowings                                             (680)      (489)       608
   Purchases/retirement of treasury shares                                           (1)        (1)       (65)
   Payment of dividends                                                            (171)      (167)      (141)
   Other, net                                                                        --         --         (1)
                                                                                ------------------------------
         Net cash provided (used) by financing activities                        (1,011)      (414)     2,942
--------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                            --         35         41
Cash and cash equivalents at the beginning of the year                               92         57         16
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the year                                $    92    $    92    $    57
=============================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year for:
   Interest, net of amounts capitalized                                         $   194    $   239    $    72
   Income taxes, net of refunds received                                            239        247        202

Detail of acquisitions of businesses and affiliates:
   Fair value of assets acquired                                                $   144    $   537    $ 6,312
   Liabilities assumed                                                               --       (147)    (1,216)
   Common stock issued                                                               --         --     (1,702)
--------------------------------------------------------------------------------------------------------------
Net cash paid for acquisitions                                                  $   144    $   390    $ 3,394
=============================================================================================================

See notes to consolidated financial statements (pages F-7 through F-35).

           Rohm and Haas Company and Subsidiaries
           CONSOLIDATED BALANCE SHEETS
           December 31, 2001 and 2000

           --------------------------------------------------------------------------------------------------------
           (Millions of dollars)                                                      2001                 2000
           --------------------------------------------------------------------------------------------------------
           ASSETS
           --------------------------------------------------------------------------------------------------------
           CURRENT ASSETS
           Cash and cash equivalents                                                $       92          $       92
NOTE 12    Receivables, net                                                              1,220               1,479
NOTE 13    Inventories                                                                     712                 967
NOTE 14    Prepaid expenses and other assets                                               397                 243
           --------------------------------------------------------------------------------------------------------
              Total current assets                                                       2,421               2,781
           --------------------------------------------------------------------------------------------------------
NOTE 15    Land, buildings and equipment, net                                            2,916               3,294
NOTE 3     Investments in and advances to unconsolidated subsidiaries and
             affiliates                                                                    152                 126
NOTE 16    Goodwill and other intangible assets, net of accumulated amortization         4,416               4,586
NOTE 17    Other assets                                                                    445                 465
           --------------------------------------------------------------------------------------------------------
           TOTAL ASSETS                                                             $   10,350          $   11,252
           --------------------------------------------------------------------------------------------------------

           LIABILITIES AND STOCKHOLDERS' EQUITY
           --------------------------------------------------------------------------------------------------------
           CURRENT LIABILITIES
NOTE 18    Notes payable                                                            $      178          $      556
           Trade and other payables                                                        520                 662
NOTE 20    Accrued liabilities                                                             586                 731
           Federal, foreign and other income taxes payable                                 340                 237
           --------------------------------------------------------------------------------------------------------
              Total current liabilities                                                  1,624               2,186
           --------------------------------------------------------------------------------------------------------

NOTE 19    Long-term debt                                                                2,720               3,218
NOTE 11    Employee benefits                                                               613                 619
NOTE 8     Deferred income taxes                                                         1,278               1,287
NOTE 21    Other liabilities                                                               282                 266
           Minority interest                                                                18                  23
NOTE 25    Commitments and contingencies
           --------------------------------------------------------------------------------------------------------
NOTE 22    STOCKHOLDERS' EQUITY
           Common stock; par value--$2.50; authorized--400,000,000 shares;
              issued--2001 and 2000: 242,078,367 shares                                    605                 605
           Additional paid-in capital                                                    1,961               1,956
           Retained earnings                                                             1,742               1,518
           --------------------------------------------------------------------------------------------------------
                                                                                         4,308               4,079
           Less: Treasury stock (2001--21,651,545 shares;
              2000--22,141,494 shares)                                                     208                 214
           Less: ESOP shares (2001--11,631,000; 2000--12,264,000)                          113                 119
           Accumulated other comprehensive loss                                           (172)                (93)
           --------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                                 3,815               3,653
           --------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $   10,350          $   11,252
           --------------------------------------------------------------------------------------------------------


    See notes to consolidated financial statements (pages F-7 through F-35).

Rohm and Haas Company and Subsidiaries
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
Years ended December 31, 2001, 2000 and 1999


----------------------------------------------------------------------------------------------------------------------------

(Millions of dollars,                                                 Additional
---------------------------------------  Preferred        Common       Paid-in        Retained        Treasury
 except per share amounts)                 Stock          Stock        Capital        Earnings          Stock       ESOP
----------------------------------------------------------------------------------------------------------------------------
1999
----------------------------------------------------------------------------------------------------------------------------
Balance January 1, 1999                   $    73        $    492      $    139       $  1,284        $    286    $    132
----------------------------------------------------------------------------------------------------------------------------

Net earnings                                                                               249
Cumulative translation adjustment
Minimum pension liability

Total comprehensive income

Common dividends ($.74 per share)                                                         (139)
Preferred dividends ($2.75 per share)                                                       (2)
Redemptions and conversion
   of shares to common stock                  (73)
Common stock issued:
   Acquisitions                                               113         1,740
   Conversion of preferred stock                                                                           (34)
   Under bonus plan, net of
     preferred conversions                                                   63                            (31)
   From ESOP                                                                                                            (7)
Treasury stock:
   Purchases                                                                                                 3
   Retirements                                                                             (61)
----------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1999                 $    --        $    605      $ 1,942        $  1,331        $    224    $    125
============================================================================================================================
2000
Net earnings                                                                               354
Cumulative translation adjustment
Minimum pension liability

Total comprehensive income

Common dividends ($.78 per share)                                                         (167)
Common stock issued:
   Under bonus plan                                                          14                            (10)
   From ESOP                                                                                                            (6)
----------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2000                 $    --        $    605       $ 1,956       $  1,518        $    214    $    119
============================================================================================================================
2001

Net earnings                                                                               395
Transition adjustment as of January 1, 2001 (*)
Current period changes in fair value (*)
Reclassification of earnings, net (*)
Cumulative translation adjustment
Minimum pension liability

Total comprehensive income

Common dividends ($.80 per share)
                                                                                          (171)
Common stock issued:
   Under bonus plan                                                           5                             (6)
   From ESOP                                                                                                            (6)
----------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2001                 $    --        $    605      $  1,961       $  1,742        $    208    $    113
----------------------------------------------------------------------------------------------------------------------------





----------------------------------------------------------------------------------------
                                          Accumulated
(Millions of dollars,                        Other             Total           Total
---------------------------------------  Comprehensive     Stockholders'   Comprehensive
 except per share amounts)               Income (Loss)        Equity       Income (Loss)
----------------------------------------------------------------------------------------
1999
---------------------------------------------------------------------------
Balance January 1, 1999                    $     (9)         $   1,561
---------------------------------------------------------------------------

Net earnings                                                               $         249
Cumulative translation adjustment                (47)                                (47)
Minimum pension liability                          2                                  2
                                                                           -------------
Total comprehensive income                                                 $         204
                                                                           -------------
Common dividends ($.74 per share)
Preferred dividends ($2.75 per share)
Redemptions and conversion
   of shares to common stock
Common stock issued:
   Acquisitions
   Conversion of preferred stock
   Under bonus plan, net of
     preferred conversions
   From ESOP
Treasury stock:
   Purchases
   Retirements
---------------------------------------------------------------------------
Balance December 31, 1999                  $     (54)        $   3,475
===========================================================================
2000
Net earnings                                                               $         354
Cumulative translation adjustment                (37)                                (37)
Minimum pension liability                         (2)                                 (2)
                                                                           -------------
Total comprehensive income                                                 $         315
                                                                           -------------
Common dividends ($.78 per share)
Common stock issued:
   Under bonus plan
   From ESOP
---------------------------------------------------------------------------
Balance December 31, 2000                  $     (93)        $   3,653
===========================================================================
2001

Net earnings                                                               $         395
Transition adjustment as of January 1, 2001 (*)   (6)                                 (6)
Current period changes in fair value (*)         (27)                                (27)
Reclassification of earnings, net (*)              5                                   5
Cumulative translation adjustment                (45)                                (45)
Minimum pension liability                         (6)                                 (6)
                                                                           -------------
Total comprehensive income                                                 $         316
                                                                           -------------
Common dividends ($.80 per share)

Common stock issued:
   Under bonus plan
   From ESOP
---------------------------------------------------------------------------
Balance December 31, 2001                  $    (172)        $   3,815
---------------------------------------------------------------------------

See Notes to Consolidated Financial Statements for additional information.
* See Note 7 in the Notes to Consolidated Financial Statements for changes within accumulated other comprehensive income, due to the use of derivative and non-derivative instruments qualifying as hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

RECLASSIFICATIONS Certain reclassifications have been made to prior year amounts to conform with current year presentation.

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of Rohm and Haas Company and its subsidiaries (the Company). Investments in affiliates (20-50%-owned) are recorded at cost plus equity in their undistributed earnings, less dividends. Intercompany accounts, transactions and unrealized profits and losses on transactions within the consolidated group and with significant affiliates are eliminated in consolidation, as appropriate.

UNCONSOLIDATED ENTITIES
The Company has no controlling ownership in significant entities which are not consolidated. There are no significant contractual requirements to fund losses of unconsolidated entities. Material contingent liabilities, guarantees and commitments not included in the consolidated balance sheet are disclosed in the "Notes to Consolidated Financial Statements" under Note 25: "Contingent Liabilities, Guarantees and Commitments."

TRANSLATION PROCEDURES Foreign currency accounts are translated into U.S. dollars under the provisions of Statement of Financial Accounting Standards
(SFAS) No. 52, "Foreign Currency Translation." Through December 31, 2000, the U.S. dollar was the functional currency for approximately half of international operations. Following the Morton and LeaRonal acquisitions in 1999, the Company completed legal entity restructuring and business integration of its foreign operations, primarily in Europe. Based on these significant operational changes, the Company determined that the functional currency of most of its foreign entities is the respective local currency. Consequently, the Company changed the functional currency for those international operations affected by the restructuring and business integration. Based on exchange rates as of January 1, 2001, the Company recognized a one-time write-down of fixed assets and inventories of approximately $50 million in the first quarter of 2001, which was recorded with a corresponding charge to other comprehensive income.

Several foreign subsidiaries, primarily those in hyper-inflationary emerging market economies, continue to use the U.S. dollar as their functional currency.

Foreign subsidiaries using their local currency as the functional currency translate their assets and liabilities into U.S. dollars using exchange rates at year-end. Revenue and expense accounts are translated using the average exchange rates for the reporting period. Translation adjustments are recorded in accumulated other comprehensive income or loss, a separate component of shareholder's equity.

Under the provisions of SFAS No. 52, foreign entities that continue to use the U.S. dollar as the functional currency translate: (1) land, buildings and equipment along with related accumulated depreciation, inventories, goodwill and intangibles along with related accumulated amortization, and minority interest at historical rates of exchange; (2) all other assets and liabilities using exchange rates at end of period, and (3) revenues, cost of goods sold, and operating expenses other than depreciation, amortization of goodwill and intangibles using the average rates of exchange for the reporting period. Foreign exchange adjustments, including recognition of open foreign exchange contracts, are charged or credited to income.

REVENUE RECOGNITION Revenues from product sales, net of applicable allowances, are recognized upon shipment of product. Exceptions from this practice include shipments of supplier-owned and managed inventory ("SOMI") arrangements. Revenue is recognized under SOMI arrangements when usage of finished goods is reported by the customer, generally on a weekly or monthly basis. Payments received in advance of revenue recognition are recorded as deferred revenue.

EARNINGS PER SHARE Basic earnings per share is calculated by dividing net earnings applicable to common shareholders by the average number of shares outstanding for the period. Diluted earnings per share is calculated by adding the earnings impact of the conversion of preferred stock to net earnings applicable to common shareholders and dividing this amount by the average number of shares outstanding for the period adjusted for the assumed preferred stock conversion, and for the dilutive effect of an assumed exercise of all "in the money" options outstanding at the end of the period.

CASH AND CASH EQUIVALENTS Cash and cash equivalents include cash, time deposits and readily marketable securities with original maturities of three months or less.

INVENTORIES Inventories are stated at the lower of cost or market. Cost of domestic inventory is primarily determined under the last-in, first-out (LIFO) method.

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

INTANGIBLE ASSETS The Company amortizes identifiable intangible assets such as patents and trademarks on the straight-line basis over their estimated useful lives. Goodwill is amortized on the straight-line basis over periods not greater than 40 years. The Company evaluates the recoverability of goodwill and other intangible assets on an annual basis, or when events or circumstances indicate a possible inability to recover carrying amounts. Such evaluation is based on various analyses, including cash flow and profitability projections. These analyses necessarily involve significant management judgment. See Note 26 for additional information regarding new accounting pronouncements.

IMPAIRMENT OF LONG-LIVED ASSETS The Company assesses the recoverability of its long-lived assets based on current and anticipated future undiscounted cash flows. In addition, the Company's policy for the recognition and measurement of any impairment of such assets is to assess the current and anticipated cash flows associated with the impaired asset. An impairment occurs when the cash flows (excluding interest) do not exceed the carrying amount of the asset. The amount of impairment loss is the difference between the carrying amount of the asset and its estimated fair value. See Note 26 for additional information regarding new accounting pronouncements.

INCOME TAXES The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future consequences of temporary differences between the financial statement carrying value of assets and liabilities and their values as measured by tax laws.

STOCK COMPENSATION The Company applies the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25 and related
Interpretations in accounting for stock compensation plans. Under this method, no compensation expense is recognized for fixed stock option plans.

NOTE 2: ACQUISITIONS AND DISPOSITIONS OF ASSETS

THE COMPANY COMPLETED THE FOLLOWING ACQUISITIONS AND DIVESTITURES IN 2001:

In November 2001, the Company acquired the flexible packaging adhesives business of Technical Coatings Co., a subsidiary of Benjamin Moore & Company. The acquisition includes the development, production and distribution of a full line of cold seal adhesives marked under the COSEAL(R) trademark. The primary application of such adhesives is in flexible packaging, used mainly in the food and medical industries.

In September 2001, the Company acquired the Megum[trademark] rubber-to-metal bonding business from Chemetall GmbH (Chemetall) of Frankfurt Germany. The acquisition includes the corresponding activities of Chemetall subsidiaries in Italy and Brazil, and includes the acquired technology used for the production of vibration absorption modules, used primarily in the automotive industry.

In 2001, the Company increased its ownership in Rodel from 90% to 99% for an additional cost of approximately $80 million. Rodel was a privately-held, Delaware-based leader in precision polishing technology serving the semiconductor, memory disk and glass polishing industries. In the second quarter of 2000 the Company increased its ownership from 48% to approximately 90% for a cost of approximately $200 million. The financial statements reflect allocations of the purchase price amounts based on estimated fair values, and resulted in acquired goodwill of $110 million, which was amortized on a straight-line basis over 30 years, through December 31, 2001. Prior to March 31, 2000 the investment had been accounted for under the equity method with the Company's share of earnings reported as equity in affiliates. Since the second quarter of 2000, Rodel was accounted for using the purchase method with results of operations fully consolidated. Approximately $13 million of the purchase price was allocated to IPR&D related to chemical mechanical planarization and surface preparation technologies under development and was recognized as a charge in the second quarter of 2000.

On June 1, 2001, the Company completed the sale of its Agricultural Chemicals business (Ag) to Dow AgroSciences LLC (DAS), a wholly owned subsidiary of the Dow Chemical Company, for approximately $1 billion, subject to working capital adjustments not yet finalized at December 31, 2001. The Company recorded a gain on the sale in the amount of $679 million pre-tax ($428 million or $1.94 per share, after-tax.) Under the terms of the agreement, the divestiture included fungicides, insecticides, herbicides, trademarks, and license to all agricultural uses of the Rohm and Haas biotechnology assets, as well as the agricultural business-related manufacturing sites located in Brazil, Colombia, France and Italy, the Company's share of the Nantong, China joint venture and the Company's assets in Muscatine, Iowa. The Company recorded the sale of Ag as discontinued operations in accordance with APB 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Agricultural Chemicals business had been a separate major line of business previously reported as part of the Chemical Specialties segment and represented the Company's entire line of agricultural chemical products.

The operating results of Ag have been reported separately as discontinued operations in the Statements of Consolidated Earnings for each year presented.

Net sales and income from discontinued operations are as follows:

(in millions)                                        Year ended December 31,
--------------------------------------------------------------------------------
                                               2001          2000        1999
--------------------------------------------------------------------------------
Net sales                                    $  230        $  530       $  534
Operating income                                 65            93           89
Income tax expense                               25            35           33
Income from discontinued operations              40            58           56
--------------------------------------------------------------------------------

THE COMPANY COMPLETED THE FOLLOWING ACQUISITION AND JOINT VENTURE ACTIVITIES IN 2000:

In the first quarter of 2000, the Company entered into a joint venture with Stockhausen GmbH & Co. KG (Stockhausen) of Germany to form a global partnership (StoHaas) for the manufacture of reliable, low cost supply of acrylic acid in North America and Europe. Under the terms of the joint venture both partners purchase acrylic acid from StoHaas for use as raw materials. Since StoHaas is not controlled by the Company its operations are not consolidated, instead, the Company's investment in StoHaas is accounted and reported as an investment under the equity method. The earnings impact in 2001, the first year of operations, was minimal. The Company expects minimal earnings impact from operations of the joint venture in future years as well. In conjunction with the joint venture, the Company acquired Stockhausen's merchant monomer business in Europe.

Acquired 95% of Acima A.G. (Acima), a Swiss company specializing in biocidal formulations, polyurethane catalysts and other specialty chemicals and also acquired an 80% interest in Silicon Valley Chemical Laboratories, Inc. (SVC), a privately-held supplier of high technology products for the semiconductor industry. These transactions were accounted for using the purchase method.

In the second quarter of 2000, the Company acquired the photoresist business of Mitsubishi Chemical Corporation. Mitsubishi Chemical is a leading producer of G-line, I-line and deep UV photoresist chemistry used to make semiconductor chips. The transaction was accounted for using the purchase method.

In conjunction with the acquisitions of Acima, SVC and Mitsubishi photoresist, the Company recorded goodwill of $36 million which was amortized over a range of 20 to 40 years, through December 31, 2001.

THE COMPANY COMPLETED THE FOLLOWING DIVESTITURES IN 2000:

In the first quarter of 2000, the Company sold its Industrial Coatings business to BASF Corporation for approximately $169 million, net of working capital adjustments.

In the third quarter of 2000, the Company sold its Thermoplastic Polyurethane business to Huntsman Corporation for approximately $117 million, net of working capital adjustments.

In the fourth quarter of 2000, the Company sold its European Salt business, Salins-Europe, to a consortium, which includes management, led by Union d'Etudes et d'Investissements SA, a wholly-owned subsidiary of Credit Agricole, for approximately $270 million.

These three businesses were acquired by the Company in June 1999 as part of the acquisition of Morton and were recorded at fair value. Accordingly, no gain or loss was recorded on these transactions.

In the fourth quarter of 2000, the Company sold its 50% interest in TosoHaas to its joint venture partner, Tosoh Corporation.

Pro forma information is not presented, as the 2001 and 2000 acquisitions and divestitures were not material to the Company's results of operations or consolidated financial position. The results of operations of acquired businesses are included in the Company's consolidated financial statements from the respective dates of acquisition. The operating results of Ag have been reported separately as discontinued operations in the Statements of Consolidated Earnings for each year presented.

NOTE 3: INVESTMENTS

The Company's investments in its affiliates (20-50%-owned) totaled $109 million at December 31, 2001 and 2000.

NOTE 4: PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

In acquisitions accounted for by the purchase method, IPR&D represents the value assigned to research and development projects of an acquired company where technological feasibility had not yet been established at the date of the acquisition, and which, if unsuccessful, have no alternative future use. Amounts assigned to IPR&D are charged to expense at the date of acquisition. Accordingly, the Company has charged $13 million and $105 million to expense in 2000 and 1999, respectively, related to the Rodel and Morton acquisition. The $13 million IPR&D charge in 2000 resulted from the allocation of purchase price in the Rodel acquisition to projects under development related to chemical mechanical planarization (CMP) and surface preparation (SP) technologies which are expected to be commercialized in 2002.

In 1999, eight IPR&D projects were identified based upon discussions with Morton personnel, analyses of the acquisition agreements, and analyses of data provided by Morton. The two most significant research and development projects were passive materials and Lamineer coating which together represented more than 90% of the overall in-process research and development value. The remaining value was assigned to six other in-process projects.

The passive materials project is being developed by the Electronic Materials product group, which principally manufactures dry film photoresists sold to printed circuit board manufacturers. Passive materials is a new form of film materials which has been in development since July 1996. The product demonstrated technological feasibility in the laboratory and is currently in evaluations with customers.

Lamineer coating is a new and innovative product for Morton's Powder Coatings business which was successfully developed subsequent to the Morton Acquisition. Lamineer is a new family of powder coatings used for a variety of wood applications. The technology provides manufacturers with an alternative method for applying coatings to wood at increased operating and manufacturing efficiencies. Lamineer coating had been in development since early 1996. Through June 1999, a material portion of the Lamineer technology, the base resins, was completely developed. This portion of technology was identified as having an alternative future use and, therefore, was not classified as IPR&D at the date of the Morton acquisition. The curing technologies, however, were identified as IPR&D. Related products are in the testing and trial stage of development. The efforts required to complete the Lamineer coating project were focused on developing the necessary curing technologies and meeting customer specifications. During 2000, Lamineer products were commercially introduced and marketed through the Company's Surface Finishes business.

The fair values of the in-process completed portion of these research and development projects at the date of acquisition, were as follows:

----------------------------------------------------------------------------
(in millions)                                      FAIR VALUE
----------------------------------------------------------------------------
                                           2001        2000         1999
----------------------------------------------------------------------------
Passive Materials                        $   --       $  --        $  50
Lamineer Coating                             --          --           48
CMP and SP technologies                      --          13           --
All Others                                   --          --            7
                                         -----------------------------------
Total                                    $   --       $  13        $ 105
----------------------------------------------------------------------------

The valuation analyses of these projects were performed just prior to the date of acquisition and were based on information available at that time. The projects identified in the analysis were analyzed based primarily on an evaluation of their status in the product development process, the expected release dates, and the percentage completed.

The technique used in valuing each purchased research and development project was the income approach, which included an analysis of the markets, cash flows, and risks associated with achieving these cash flows. Significant appraisal assumptions include: The period in which material net cash inflows from significant projects were expected to commence; material anticipated changes from historical pricing, margins and expense levels; and the risk adjusted discount rate applied to the project's cash flows.

Net cash inflows that are attributable to the completed IPR&D began in 2001 and are expected to last through 2015 for Lamineer coating. The forecast for both of these in-process projects relied on sales estimates derived from targeted market share, pricing estimates and expected product life cycles. Both passive materials and Lamineer coating are expected to generate higher profit margins, two to three times the margins of historical products in their respective product groups. This is due to their new and innovative characteristics, which allow pricing commensurate with their performance. The discount rate used for the acquired in-process technologies was estimated at 20% for passive materials and 25% for Lamineer coating based upon Morton's weighted average cost of capital of 12%. The discount rate used for the in-process technology was determined to be higher than Morton's weighted average cost of capital because the technology had not yet reached technological feasibility as of the date of valuation. In using a discount rate greater than Morton's weighted average cost of capital, management has reflected the risk premium associated with achieving the forecasted cash flows associated with these projects, and because the in-process technology had not yet reached technological feasibility as of the date of valuation.

The nature of the efforts required to develop the acquired in-process technology into technologically feasible and commercially viable products principally relate to the completion of all planning, designing and testing activities that are necessary to establish a product or service that can be produced to meet its design requirements, including functions, features and technical performance requirements. The Company currently expects that the acquired in-process technology will be successfully developed, but there can be no assurance that the technological feasibility or commercial viability of these products will be achieved.

NOTE 5: PROVISION FOR RESTRUCTURING AND ASSET IMPAIRMENTS

In June 2001, the Company launched a repositioning initiative to enable several of its businesses to respond to structural changes in the global marketplace. In connection with its repositioning initiatives, the Company recognized a $330 million one-time restructuring and asset impairment charge in the second quarter of 2001. The largest component of the charge relates to the partial closure of certain manufacturing and research facilities across all business groups and includes exit costs related to the Liquid Polysulfide Sealants business in Performance Polymers and part of the dyes business in Chemical Specialties. Approximately 75% of the asset write-downs were in the North American region.

Management estimates that less than 10% of the overall charge will require the outlay of cash which is primarily limited to severance expense. Most severance costs are paid from the respective pension plans and as a result, pension-related gains are recorded as a reduction to the original restructuring charge and an increase to the pension assets. Management expects to complete the majority of its restructuring efforts by June 30, 2002.

The respective asset accounts were written down by $245 million. The write-down of assets consisted of machinery and equipment of $105 million (book value prior to write-down of $111 million), buildings of $76 million (book value prior to write-down of $88 million), land of $13 million, investments of $6 million and goodwill and other intangibles of $45 million. The remaining restructuring reserves of $43 million are included in accrued liabilities on the Consolidated Balance Sheet. Approximately $11 million of the $35 million severance and other employee costs during the year ended December 31, 2001, was paid to employees through the Company's payroll. The remaining balance was funded through the Company's domestic pension plans as detailed in the following table:


(in millions)
----------------------------------------------------------------------------------------------------------
                                               June 2001     Changes to                      Balance
2001 Repositioning                              accruals     estimates       Payments     Dec. 31, 2001
----------------------------------------------------------------------------------------------------------
  Severance and employee benefit costs           $  71        $    1         $  (35)          $  37
  Contract, lease termination and other             11            --             (5)              6
                                              ------------------------------------------------------------
                                                 $  82        $    1         $  (40)          $  43
                                              ------------------------------------------------------------


Offsetting the original charge of $330 million recorded in June 2001, is a pre-tax charge of $1 million from changes in estimates of restructuring liabilities and a pre-tax gain of $5 million primarily related to the recognition of settlement gains recorded in the fourth quarter of 2001. It is the Company's policy to recognize settlement gains at the time an employee's pension liability is settled. The change to the restructuring liability was required as a result of changes to original estimates.

The one-time charge includes severance benefits for 1,860 employees; the employees receiving severance benefits include those affected by plant closings or capacity reductions, as well as various personnel in corporate, administrative and shared service functions. As of December 31, 2001, the number of employees and sites affected by the 2001 repositioning efforts are as follows:

--------------------------------------------------------------------------------
                           Affected           Positions        Remaining to be
                           Positions          eliminated         eliminated
--------------------------------------------------------------------------------
Number of employees         1,860               997                 863



--------------------------------------------------------------------------------
                                           Sites closed at   Sites remaining to
                        Sites affected    December 31, 2001       be closed
--------------------------------------------------------------------------------
Full shutdowns                  9                 4                  5
Partial shutdowns               9                 3                  6


A provision for restructuring of $13 million before-tax was recorded in the first half of 2000 in the Ion Exchange Resins Business for the write-down of plant assets and severance costs for approximately 100 people. These charges were net of certain pension settlement and curtailment gains. Also in 2000, an additional $45 million related largely to lease terminations was recorded in the allocation of the Morton purchase price. Actions under this plan are expected to be completed by December 31, 2002.

A restructuring reserve was established in 1999 for costs related both to the integration of Morton and the Company's redesign of its selling and administrative infrastructure. A portion of these costs resulted in a pre-tax charge of $60 million in 1999, largely for severance costs for approximately 700 employees of Rohm and Haas, the acquiring company. This charge was reduced by $24 million in pension related gains recognized as severance was paid from the Company's pension plan. An additional $68 million, largely severance related reserve associated with staff reductions of approximately 500 employees of the acquired company was recorded in the allocation of the Morton purchase price. In December 2001, $6 million was reversed against the results of operations, and $11 million was offset against the original purchase price as estimates changed. A summary of the reserves for the year ended December 31, 2001 is as follows:


                                                           UTILIZATION
------------------------------------------------------------------------------------------------------------
                            RESERVE                                                            RESERVE
                          DECEMBER 31,            CASH           OTHER       CHANGE IN       DECEMBER 31,
(in millions)                2000               PAYMENTS        CHARGES       ESTIMATE           2001
------------------------------------------------------------------------------------------------------------
Severance/ other
employee costs              $   13              $   (3)        $     --       $   (10)        $    --
Contract and lease
terminations and
other                           20                  (6)             (7)            (7)             --
                          ----------------------------------------------------------------------------------
Total                       $   33              $   (9)        $    (7)       $   (17)         $   --
------------------------------------------------------------------------------------------------------------



NOTE 6: OTHER INCOME (EXPENSE), NET

------------------------------------------------------------------------------------------------------------
(in millions)                                                 2001            2000            1999
------------------------------------------------------------------------------------------------------------
Royalty income, net                                          $   13          $   15          $    9
Foreign exchange gains, net                                      10              26               4
Interest income                                                   8               7              12
Voluntary early retirement incentives, severance,
litigation settlements and certain waste disposal
site cleanup costs                                               --              (2)             (9)
Environmental insurance recoveries                               --              --              28
Integration costs                                                (1)             (8)            (28)
Minority interest                                                 2               5              (1)
Casualty loss in joint venture                                   (4)             --              --
Other, net                                                      (13)              3              (1)
                                                          --------------------------------------------------
Total                                                       $    15          $   46          $   14
------------------------------------------------------------------------------------------------------------


NOTE 7: FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments to reduce the impact of changes in foreign exchange rates, interest rates and commodity raw material prices on its earnings, cash flows and fair values of assets and liabilities. The Company enters into derivative financial contracts based on analyses of specific and known economic exposures. The Company does not use derivative instruments for trading or speculative purposes, nor is it a party to any leveraged derivative instruments or any instruments of which the values are not available from independent third parties. The Company manages counterparty risk associated with non-performance of counterparties by entering into derivative contracts with major financial institutions of investment grade credit rating and by limiting the amount of exposure with each financial institution.

In 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138. Additionally, in July 2001 the Company adopted DIG Issue G-20, "Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge."Using market valuations for derivatives held as of December 31, 2000, the Company, as of January 1, 2001, recorded a $6 million after-tax cumulative income effect to accumulated other comprehensive income and a charge to net income of $2 million, to recognize at fair value all derivative instruments. With the adoption of SFAS No. 133, changes in the Company's derivative instrument portfolio or changes in the market values of this portfolio could have a material effect on accumulated other comprehensive income. The adoption has not materially changed management's risk policies and practices, nor has compliance with the standard materially impacted the reported results of operations.

All derivative instruments are reported on the balance sheet at fair value. For instruments designated as cash flow hedges, the effective portion of the hedge is reported in other comprehensive income until it is reclassified to earnings in the same period in which the hedged item has had an impact on earnings. For instruments designated as fair value hedges, changes in fair value of the instruments are offset in the Statements of Consolidated Earnings by changes in the fair value of the hedged item. For instruments designated as hedges of net investments in foreign operating units not using the U.S. dollar as their functional currency, changes in fair value of the instruments are offset in other comprehensive income to the extent that they are effective as economic hedges. Changes in the fair value of derivative instruments, including embedded derivatives that are not designated as a hedge, are recorded each period in current earnings along with any ineffective portion of the hedges.

Current period changes, net of applicable income taxes, within accumulated other comprehensive income, due to the use of derivative and non-derivative instruments qualifying as hedges, are reconciled as follows:

(in millions)                                                          2001
--------------------------------------------------------------------------------
Accumulated derivatives gain at beginning of period                $      9
Transition adjustment as of January 1, 2001                               6
Current period changes in fair value                                     27
Reclassification to earnings, net                                        (5)
                                                                   -------------
Accumulated derivatives gain at December 31, 2001                  $     37
--------------------------------------------------------------------------------


The Company enters into foreign exchange option and forward contracts to reduce the variability in the functional-currency-equivalent cash flows associated with foreign currency denominated forecasted transactions. These foreign exchange hedging contracts are designated as cash flow hedges. During the next twelve months these contracts will cover all or a portion of the Company's exposure. As such, their maturities are generally less than twelve months. The table below summarizes by currency, the notional value of foreign currency cash flow hedging contracts in U.S. dollars:

(in millions)                            2001        2000
------------------------------------------------------------
Euro                                  $   132     $   180
British pound                              --          19
Australian dollar                           9          18
Japanese yen                               33          46
New Zealand dollar                          3           5
------------------------------------------------------------
Total                                 $   177     $   268
------------------------------------------------------------

Of the $37 million recorded within accumulated other comprehensive income at December 31, 2001, $3 million, net of income taxes, represents the effective portion of foreign currency cash flow hedges, which is expected to be reclassified to earnings in 2002. The actual amounts that will be reclassified to earnings in 2002 will vary from this amount as a result of changes in market conditions. The amount reclassified in 2001 as income from accumulated other comprehensive income was $12 million after income taxes. The ineffective portion of changes in fair values of hedges amounted to $5 million after income taxes. Both the effective and ineffective portions of cash flow hedges recorded in the income statement were classified in other income, net. No amounts were reclassified to earnings in 2001 in connection with forecasted transactions that were no longer considered probable of occurring.

The Company also uses foreign exchange forward contracts and swap contracts to reduce the exchange rate risk of recognized assets and liabilities denominated in non-functional currencies, including intercompany loans. These contracts generally require the exchange of one foreign currency for another at a fixed rate at a future date. These contracts are designated as foreign currency fair value hedges with maturities generally less than twelve months. The carrying amounts of these contracts were adjusted to their market values at each balance sheet date and the related gain or loss was recorded in other income and expense. The following table sets forth the foreign currency fair value hedges outstanding at December 31, 2001 and 2000 (in millions):

--------------------------------------------------------------------------------
BUY CURRENCY               SELL CURRENCY               2001          2000
--------------------------------------------------------------------------------
Euro                       Japanese yen               $  73         $  78
Euro                       Canadian dollar               58            --
U.S. dollar                British pound                 52            --
U.S. dollar                Euro                          60            10
Swiss franc                U.S. dollar                   31            26
U.S. dollar                Japanese yen                  24            --
Euro                       U.S. dollar                    9            16
U.S. dollar                Brazilian real                 5            23
U.S. dollar                Canadian dollar               --            82
Other                                                    10            48
--------------------------------------------------------------------------------
Total                                                 $ 322         $ 283
--------------------------------------------------------------------------------


The Company uses cross-currency interest rate swaps, foreign exchange forward and non-derivative instruments to hedge the foreign currency exposures of the Company's net investments in foreign operating units. These transactions are designated as hedges of net investment. The effective portion of changes in fair values of hedges, recorded as income within accumulated other comprehensive income, was $38 million after income taxes at December 31, 2001. The amount excluded from the measurement of effectiveness on these net investment hedges was $8 million before income taxes for 2001, which was recorded as a reduction to interest expense. Prior to the adoption of SFAS No. 133, the Company used cross currency interest rate swap contracts to hedge the foreign currency exposures of the Company's net investment in foreign subsidiaries. While the currency effects of these hedges were reflected in the foreign currency translation adjustments within accumulated other comprehensive income, net interest settlements reduced interest expense by $22 million before taxes in 2000. The following table sets forth open cross currency interest rate swap or foreign exchange forward contracts at December 31, 2001 and 2000:

------------------------------------------------------
(in millions)                    2001           2000
------------------------------------------------------
Euro                           $  401         $  203
Japanese yen                      194            242
------------------------------------------------------
Total                          $  595         $  445
------------------------------------------------------


The Company uses interest swap agreements to optimize the worldwide financing costs by maintaining a desired level of floating rate debt. In 2001, the Company entered into interest swap agreements with a notional value of $950 million, which converted the fixed rate components of the $450 million notes due July 15, 2004 and the $500 million due July 15, 2009 to a floating rate based on 3 month LIBOR. Of these swap agreements, the $500 million notional value contracts maturing in 2009 and $75 million maturing in 2004 contain a credit clause where each counterparty has a right to settle at market price if the other party is downgraded below investment grade. These interest swap agreements are designated and accounted for as fair value hedges. The changes in fair values are marked to market through income along with the offsetting changes in fair value of underlying notes using the short cut method. The net credits reduced interest expense by $13 million before income taxes in 2001. No interest swap agreements were outstanding at December 31, 2000.

The Company uses natural gas and propylene swap agreements for hedging purposes to reduce the effects of changing raw material prices. These swap contracts are designated and accounted for as cash flow hedges. Of the $37 million recorded within accumulated other comprehensive income at December 31, 2001, a loss of $4 million, net of income taxes, represents the effective portion of cash flow hedges, which is expected to be reclassified to earnings in 2002. The actual amounts that will be reclassified to earnings in 2002 will differ from this amount as a result of changes in market conditions. The amount reclassified in 2001 as a loss from accumulated other comprehensive income was $7 million after income taxes, which was recorded as a component of underlying inventory costs. No amounts were reclassified to earnings in 2001 in connection with forecasted transactions that were no longer considered probable of occurring. Prior to the adoption of SFAS No. 133, gains and losses on the swap agreements were deferred until settlement and recorded as a component of underlying inventory costs when settled, which amounted to an after-tax gain of $1 million in 2000. The notional value of natural gas and propylene swap agreements totaled $41 million and $3 million at December 31, 2001 and 2000, respectively.

As of December 31, 2001, the Company maintains hedge positions of immaterial amounts that are effective as hedges from an economic perspective but do not qualify for hedge accounting under SFAS No. 133, as amended. Such hedges consist primarily of emerging market foreign currency option and forward contracts, and have been marked to market through income with an immaterial impact on earnings.

The fair value of financial instruments was estimated based on the following methods and assumptions:

     Cash and cash equivalents, accounts receivable, accounts payable and notes payable -- the carrying amount approximates fair value due to the short maturity of these instruments.

     Short and long-term debt -- quoted market prices for the same or similar issues or the current rates offered to the Company or its subsidiaries for debt with the same or similar remaining maturities and terms.

     Interest rate swap agreements -- quoted market prices of the same or similar issues available.

     Foreign currency option contracts -- the market prices the Company would receive or pay to terminate the contracts.

     Foreign currency forward and swap agreements -- the carrying value approximates fair value because these contracts are adjusted to their market value at the balance sheet date.

     Natural gas and propylene swap agreements -- the fair value is estimated based on the amount the Company would receive or pay to terminate the contracts.

The carrying amounts and fair values of material financial instruments at December 31, 2001 and 2000 are as follows:


--------------------------------------------------------------------------------------------------------
                                                            2001                          2000
--------------------------------------------------------------------------------------------------------
(in millions)                                      CARRYING        FAIR         CARRYING          FAIR
                                                    AMOUNT         VALUE         AMOUNT          VALUE
--------------------------------------------------------------------------------------------------------
                                                                     Asset (Liability)
Short-term debt                                    $  (178)      $  (178)       $  (549)        $  (549)
Long-term debt                                      (2,720)       (2,921)        (3,225)         (3,279)
Interest rate swap agreements                           39            39             --              --
Foreign currency options                                 5             8              7              10
Foreign exchange forward and swap contracts             16            16              2               2
Natural gas swap agreements                             (3)           (3)            --               3
Propylene swap agreement                                (3)           (3)            --              --
--------------------------------------------------------------------------------------------------------


NOTE 8: INCOME TAXES

Earnings before income taxes earned within or outside the United States from continuing operations are shown below:


---------------------------------------------------------------------------------------------
(in millions)                                              2001          2000          1999
---------------------------------------------------------------------------------------------
United States
   Parent and Subsidiaries                                $(177)        $ 187         $ 111
   Affiliates                                                --             6             1
Foreign
   Subsidiaries                                             101           283           258
   Affiliates                                                12            12             5
                                                          -----------------------------------
Earnings before income taxes                              $ (64)        $ 488         $ 375
---------------------------------------------------------------------------------------------

The provision for income taxes from continuing operations is composed of:


---------------------------------------------------------------------------------------------
(in millions)                                              2001          2000          1999
---------------------------------------------------------------------------------------------
Taxes on U.S. earnings
   Federal
      Current                                             $  32         $  81         $  82
      Deferred                                              (69)           (2)            4
                                                          -----------------------------------
                                                            (37)           79            86
                                                          -----------------------------------
   State and other
      Current                                                 3             6             5
                                                          -----------------------------------
   Total taxes on U.S. earnings                             (34)           85            91
Taxes on foreign earnings
      Current                                                48           120           114
      Deferred                                               (8)          (13)          (23)
                                                          -----------------------------------
   Total taxes on foreign earnings                           40           107            91
                                                          -----------------------------------
Total income taxes                                        $   6         $ 192         $ 182
---------------------------------------------------------------------------------------------

The provision for income taxes attributable to items other than continuing operations is shown below:


---------------------------------------------------------------------------------------------
(in millions)                                              2001          2000          1999
---------------------------------------------------------------------------------------------
Income from discontinued operations                       $  25         $  35         $  33
Gain on disposal of discontinued operations                 251            --            --
Extraordinary loss on early extinguishment of debt           (1)           --            --
Cumulative effect of accounting change                       (1)           --            --
---------------------------------------------------------------------------------------------

Deferred income taxes reflect temporary differences between the valuation of assets and liabilities for financial and tax reporting. Details at December 31, 2001 and 2000 were:

-------------------------------------------------------------------------------
(in millions)                                             2001          2000
-------------------------------------------------------------------------------
Deferred tax assets related to:
   Compensation and benefit programs                  $     267     $     262
   Accruals for waste disposal site remediation              44            67
   Restructuring reserves                                    94             5
   Inventories                                               17            21
   All other                                                 71            95
                                                      -------------------------
     Total deferred tax assets                              493           450
                                                      -------------------------
Deferred tax liabilities related to:
   Intangible assets                                        831           854
   Tax depreciation in excess of book depreciation          492           522
   Pension                                                  152           121
   All other                                                 65            89
                                                      -------------------------
      Total deferred tax liabilities                      1,540         1,586
                                                      -------------------------
      Net deferred tax liability                      $   1,047     $   1,136
-------------------------------------------------------------------------------


Deferred taxes, which are classified into a net current and non-current balance by tax jurisdiction, are presented in the balance sheet as follows:

--------------------------------------------------------------------------------
(in millions)                                             2001          2000
--------------------------------------------------------------------------------
Prepaid expenses and other assets                     $     231     $     149
Other assets, net                                            --             3
Accrued liabilities                                          --             1
Non-current deferred income taxes                         1,278         1,287
                                                      --------------------------
      Net deferred tax liability                      $   1,047     $   1,136
--------------------------------------------------------------------------------


The effective tax rate on pre-tax income differs from the U.S. statutory tax rate due to the following:

--------------------------------------------------------------------------------
                                                  2001         2000       1999
--------------------------------------------------------------------------------
Statutory tax rate                               (35.0)%      35.0%       35.0%
U.S. tax credits                                 (14.7)       (2.6)       (3.1)
Charge for IPR&D                                    --          .9         9.8
Depletion                                         (9.8)       (1.1)       (0.8)
Amortization of non-deductible goodwill           35.0         4.2         3.0
Non-deductible restructuring charge               33.0          --          --
Other, net                                         0.9         2.9         4.6
                                                 -------------------------------
Effective tax rate                                 9.4%       39.3%       48.5%
--------------------------------------------------------------------------------

At December 31, 2001 and 2000, the Company provided deferred income taxes for the assumed repatriation of all unremitted foreign earnings. Total unremitted earnings, after provision for applicable foreign income taxes, were approximately $565 million and $361 million at December 31, 2001, and 2000, respectively. The Company had a foreign tax credit carry-forward at December 31, 2000 of $76 million that was fully utilized as of December 31, 2001.

NOTE 9: SEGMENT INFORMATION

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" designates the internal management accountability structure as the source of the Company's reportable segments. The statement also requires disclosures about products and services, geographic areas and major customers. The Company's business segment reporting under SFAS No. 131 at December 31, 2001 was consistent with the changes in its financial reporting structure incorporated in the Company's reporting since the first quarter of 1998 as revised, subsequent to the Morton and LeaRonal acquisitions in 1999. Corporate includes non-operating items such as interest income and expense, corporate governance costs, corporate exploratory research and, in 2000 and 1999, $13 million and $105 million of purchased in-process research and development, respectively.

The Company changed its business segment format effective January 1, 2002, in accordance with SFAS No. 131, based on realignment of management. The Company continues to report the December 31, 2001 results in the format of the then existing business segments. Going forward, the segments of the Company will be reported as follows:


      BUSINESS SEGMENTS AT DECEMBER 31, 2001             BUSINESS SEGMENTS AS OF JANUARY 1, 2002
----------------------------------------------------------------------------------------------------
   Performance Polymers                               Coatings
      Coatings                                           Architectural and Functional Coatings
      Adhesives and Sealants                             Automotive Coatings
      Plastic Additives                                  Powder Coatings
      Monomers
      Surface Finishes                                Adhesives and Sealants
         Automotive Coatings
         Powder Coatings                              Electronic Materials
                                                         Printed Wiring Board
                                                         Electronic and Industrial Finishes
   Chemical Specialties                                  Microelectronics
      Consumer and Industrial Specialties
      Inorganic and Specialty Solutions               Performance Chemicals
      Ion Exchange Resins                                Monomers
                                                         Plastic Additives
   Electronic Materials                                  Inorganic and Specialty Solutions
      Shipley Ronal                                      Consumer and Industrial Specialties
      Microelectronics                                   Ion Exchange Resins

   Salt                                               Salt
----------------------------------------------------------------------------------------------------


The table below presents Sales by business segment, as restated to follow the new business segments for 2001 and 2000. Segment eliminations are presented to adjust for the gross up of intercompany sales between segments.



                                                 SALES
-----------------------------------------------------------------
(in millions)                               2001       2000
-----------------------------------------------------------------
   Coatings                               $ 1,753    $ 1,870
   Adhesives and Sealants                     661        704
   Electronic Materials                       942      1,210
   Performance Chemicals                    2,150      2,310
   Salt                                       749        876
   Elimination of Intersegment Sales         (589)      (621)
-----------------------------------------------------------------
Total Company                             $ 5,666    $ 6,349
-----------------------------------------------------------------


The table below presents summarized financial information concerning the Company's reportable segments as of and for the periods ended December 31 and excludes the Agricultural Chemicals business which was disposed of in June 2001.



(in millions)
-----------------------------------------------------------------------------------------------------------------------
                                          Performance      Chemical    Electronic
             2001                           Polymers      Specialties   Materials     Salt     Corporate   Consolidated
-----------------------------------------------------------------------------------------------------------------------
Sales to external customers                  $3,170         $  805       $  942      $  749      $   --       $ 5,666
Earnings (losses) from
continuing operations before
extraordinary item and
cumulative effect of
accounting change                                85              7            1          13        (176)          (70)
Share of affiliate earnings                       8             --            4          --          --            12
Depreciation                                    228             57           27          79          15           406
Segment assets                                4,116          1,302        1,886       1,956       1,090        10,350
Capital additions                               139             35           70          29         128           401
-----------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------
                                          Performance      Chemical    Electronic
             2000                           Polymers      Specialties   Materials     Salt     Corporate   Consolidated
-----------------------------------------------------------------------------------------------------------------------
Sales to external customers                  $3,397         $  866       $1,210      $  876      $   --       $ 6,349
Earnings (losses) from
continuing operations before
extraordinary item and
cumulative effect of
accounting change                               282             55          110          24        (175)          296
Share of affiliate earnings                      10             --            8          --          --            18
Depreciation                                    249             64           31          85          17           446
Segment assets                                4,474          1,951        1,919       2,052         856        11,252
Capital additions                               180             33           67          38          73           391
-----------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------
                                          Performance      Chemical    Electronic
             1999                           Polymers      Specialties   Materials     Salt     Corporate   Consolidated
-----------------------------------------------------------------------------------------------------------------------
Sales to external customers                  $2,939         $  707       $  755      $  439      $   --       $ 4,840
Earnings (losses) from
continuing operations before
extraordinary item and
cumulative effect of
accounting change                               350             59           57          10        (283)          193
Share of affiliate earnings                       6             --            2          --          (2)            6
Depreciation                                    215             53           23          25          44           360
Segment assets                                4,413          2,012        1,520       2,708         603        11,256
Capital additions                               195             65           22          33           8           323
-----------------------------------------------------------------------------------------------------------------------

The tables below present sales and long-lived asset information by geographic area as of and for the periods ending December 31, reflective of the disposal of the Agricultural Chemicals business. Sales are attributed to the United States and to all foreign countries combined based on customer location and not on the geographic location from which goods were shipped.

--------------------------------------------------------------------------------
2001 (in millions)                     United States    Foreign    Consolidated
--------------------------------------------------------------------------------
Sales to external customers               $ 2,661       $ 3,005      $ 5,666
Long-lived assets                           4,824         2,660        7,484


--------------------------------------------------------------------------------
2000 (in millions)
--------------------------------------------------------------------------------
Sales to external customers               $ 2,825       $ 3,524      $ 6,349
Long-lived assets                           5,896         2,110        8,006


--------------------------------------------------------------------------------
1999 (in millions)
--------------------------------------------------------------------------------
Sales to external customers               $ 2,337       $ 2,503      $ 4,840
Long-lived assets                           5,138         3,122        8,260
--------------------------------------------------------------------------------


NOTE 10: PENSION PLANS

The Company has noncontributory pension plans which provide defined benefits to domestic and non-U.S. employees meeting age and length of service requirements. The following disclosures include amounts for both the U.S. and significant foreign pension plans.

--------------------------------------------------------------------------------
(in millions)                                         2001       2000      1999
--------------------------------------------------------------------------------
Components of net periodic pension income
Service cost                                         $ (54)     $ (58)    $ (52)
Interest cost                                         (107)      (103)      (83)
Expected return on plan assets                         192        191       148
Amortization of net gain existing at adoption of
SFAS No. 87                                              8          8         9
Other amortization, net                                 11         11         7
                                                     ---------------------------
Net periodic pension income                          $  50      $  49     $  29
--------------------------------------------------------------------------------


Pension income primarily reflects recognition of favorable investment experience as stipulated by SFAS No. 87. The pension benefit payments in all three years included payments related to voluntary early retirement incentives and a severance benefit program.

The early retirement and severance benefit programs resulted in a pre-tax gain of $3 million, $7 million and $1 million in 2001, 2000 and 1999 respectively, as settlement gains from retirees electing lump-sum distributions exceeded the cost of the special termination benefits. Most of the 2000 gains, shown here net of termination costs, were reported in the Provision for Restructuring (see Note
5). It is the Company's policy to recognize settlement gains at the time of settlement. Special termination benefits are recognized when the termination is probable and the amount of the benefit is calculable.

Plan activity and status as of and for the years ended December 31, were as follows:

-----------------------------------------------------------------------------
(in millions)                                            2001        2000
-----------------------------------------------------------------------------
CHANGE IN PENSION OBLIGATION:
Pension obligation at beginning of year              $   1,524     $   1,615
Service cost, excluding expenses                            48            51
Interest cost                                              107           103
Plan participants' contributions                             1             1
Divestitures, curtailments and settlements                 (64)          (28)
Special termination benefits                                30            17
Actuarial (gain) loss                                       61          (109)
Foreign currency exchange rate changes                      (4)           (5)
Benefits paid                                              (99)         (121)
                                                     ------------------------
     Pension obligation at end of year               $   1,604     $   1,524
-----------------------------------------------------------------------------
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year       $   2,189     $   2,361
Actual return on plan assets                               (58)           10
Contributions                                                5             4
Transfer to fund retiree medical expenses                  (29)          (26)
Trust expenses                                              (7)           (4)
Settlements                                                (73)           --
Divestitures                                                --           (29)
Foreign currency exchange rate changes                      (4)           (6)
Benefits paid                                              (98)         (121)
                                                     ------------------------
Fair value of plan assets at end of year             $   1,925     $   2,189
-----------------------------------------------------------------------------
Funded status                                        $     321     $     665
Unrecognized actuarial gain                                (15)         (322)
Unrecognized prior service cost                             30            13
                                                     ------------------------
Net amount recognized                                $     336     $     356
-----------------------------------------------------------------------------
Amounts recognized in the statement of financial
position consist of:
   Prepaid pension cost                              $     333     $     345
   Unrecognized transition asset                             3            11
                                                     ------------------------
Net amount recognized                                $     336     $     356
-----------------------------------------------------------------------------


Net assets of the pension trusts, which primarily consist of common stocks and debt securities, were measured at market value. Assumptions used are as follows:

-----------------------------------------------------------------------------------------
                                                        2001                2000
-----------------------------------------------------------------------------------------
                                                 U.S.     Non-U.S.     U.S.     Non-U.S.
                                                Plans      Plans      Plans      Plans
-----------------------------------------------------------------------------------------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF
DECEMBER 31,
Discount rate                                    7.3%       6.2%       7.5%       6.4%
Expected return on plan assets                   8.6        7.8        8.9        7.9
Rate of compensation increase                    4.0        4.3        4.0        4.5
-----------------------------------------------------------------------------------------


The Company transferred excess pension plan assets of $29 and $26 million in 2001 and 2000 respectively,to fund retiree medical expenses as allowed by U.S. tax regulations.

The Company has a noncontributory, unfunded pension plan which provides supplemental defined benefits to U.S. employees whose benefits under the qualified pension plan are limited by the Employee Retirement Security Act of 1974 and the Internal Revenue Code. These employees must meet age and length of service requirements. Pension cost determined in accordance with plan provisions was $17 million in 2001, $15 million in 2000 and $14 million in 1999. Pension benefit payments for this plan were $12 million in 2001, $10 million in 2000 and $11 million in 1999.

The Company has a nonqualified trust, referred to as a "rabbi" trust, to fund benefit payments under this pension plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as corporate assets and are classified as other non-current assets. Assets held in trust at December 31, 2001 and 2000 totaled $56 million and $64 million, respectively.

The status of this plan at year end was as follows:

-----------------------------------------------------------------------------
(in millions)                                       2001             2000
-----------------------------------------------------------------------------
CHANGE IN PENSION OBLIGATION:
Pension obligation at beginning of year          $     132        $     124
Service cost                                             2                2
Interest cost                                           10                9
Actuarial gains                                         13                7
Benefits paid                                          (12)             (10)
                                                 ----------------------------
     Pension obligation at end of year           $     145        $     132
-----------------------------------------------------------------------------

Pension benefit obligations for this plan were determined from actuarial valuations using an assumed discount rate of 7.25% and 7.5% at December 31, 2001 and 2000, respectively, and an assumed long-term rate of compensation increase of 4% and 5% in 2001 and 2000, respectively.

In 1997, the Company instituted a non-qualified savings plan for eligible employees in the United States. The purpose of the plan is to provide additional retirement savings benefits beyond the otherwise determined savings benefits provided by the Rohm and Haas Company Employee Stock Ownership and Savings Plan (the "Savings Plan"). Each participant's contributions will be notionally invested in the same investment funds as the participant has elected for investment in his or her Savings Plan account. For most participants, the Company will contribute a notional amount equal to 60% of the first 6% of the amount contributed by the participant. The Company's matching contributions will be allocated to deferred stock units. At the time of distribution, each deferred stock unit will be distributed as one share of Rohm and Haas company common stock. Contributions to this plan were $2 million in each of 2001 and 2000.

NOTE 11:  EMPLOYEE BENEFITS

-------------------------------------------------------------------------------
(in millions)                                            2001         2000
-------------------------------------------------------------------------------
Postretirement health care and life insurance        $     441    $     447
benefits
Unfunded supplemental pension plan (see Note 10)           123           84
Post-employment benefits                                    28           28
Unfunded foreign pension liabilities                        18           24
Other                                                        3           36
                                                     --------------------------
Total                                                $     613    $     619
-------------------------------------------------------------------------------

The Company provides health care and life insurance benefits under numerous plans for substantially all of its domestic retired employees, for which the Company is self-insured. In general, employees who have at least 15 years of service and are 60 years of age are eligible for continuing health and life insurance coverage. Retirees contribute toward the cost of such coverage.

The status of the plans at year end was as follows:

-------------------------------------------------------------------------------
(in millions)                                           2001         2000
-------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year              $     394    $     429
Service cost                                                 7            7
Interest cost                                               32           27
Contributions                                                2           --
Divestitures, curtailments and settlements                  --           (6)
Amendments                                                   3           (1)
Special termination benefits                                --            1
Actuarial (gain) loss                                       64          (25)
Benefits paid                                              (40)         (38)
                                                     --------------------------
Benefit obligation at end of year                          462          394
Unrecognized prior service cost                              7            8
Unrecognized actuarial loss                                  5           66
                                                     --------------------------
Total accrued postretirement benefit obligation      $     474    $     468
-------------------------------------------------------------------------------

The accrued postretirement benefit obligation is recorded in "accrued liabilities" (current) and "employee benefits" (non-current).

Net periodic postretirement benefit cost includes the following components:

--------------------------------------------------------------------------------
(in millions)                                       2001       2000       1999
--------------------------------------------------------------------------------
Components of net periodic postretirement cost
Service cost                                        $  7       $  7       $  7
Interest cost                                         32         27         23
Net amortization                                      (2)        (3)        (3)
                                                    ----------------------------
Net periodic postretirement cost                    $ 37       $ 31       $ 27
--------------------------------------------------------------------------------

The calculation of the accumulated postretirement benefit obligation assumes 9% and 5% annual rates of increase in the health care cost trend rate for 2001 and 2000, respectively. The Company's plan limits its cost for health care coverage to an increase of 10% or less each year, subject ultimately to a maximum cost equal to double the 1992 cost level. Increases in retiree health care costs in excess of these limits will be assumed by retirees.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have approximately the following effects:


-------------------------------------------------------------------------------------------
                                                        1-Percentage         1-Percentage
                                                       Point Increase       Point Decrease
-------------------------------------------------------------------------------------------
(in millions)                                         2001      2000       2001      2000
-------------------------------------------------------------------------------------------
Effect on total of service and interest cost
components                                            $  1      $  1      $  (1)    $  (1)
Effect on post retirement benefit obligation            11        12        (11)      (13)
-------------------------------------------------------------------------------------------

The weighted average discount rate used to estimate the accumulated postretirement benefit obligation was 7.25% at December 31, 2001 and 7.50% at December 31, 2000.

NOTE 12: ACCOUNTS RECEIVABLE, NET

--------------------------------------------------------------------------------
(in millions)                                           2001         2000
--------------------------------------------------------------------------------
Customers                                             $   1,045    $   1,359
Unconsolidated subsidiaries and affiliates                   52           38
Employees                                                     5           10
Other                                                       172          115
                                                      --------------------------
                                                          1,274        1,522
Less: allowance for losses                                   54           43
                                                      --------------------------
Total                                                 $   1,220    $   1,479
--------------------------------------------------------------------------------


NOTE 13: INVENTORIES

--------------------------------------------------------------------------------
(in millions)                                           2001         2000
--------------------------------------------------------------------------------
Finished products and work in-process                 $     550    $     771
Raw materials                                               119          155
Supplies                                                     43           41
                                                      --------------------------
Total                                                 $     712    $     967
--------------------------------------------------------------------------------

Inventories amounting to $439 million and $600 million were valued using the LIFO method at December 31, 2001 and 2000, respectively. The excess of current cost over the stated amount for inventories valued under the LIFO method approximated $38 million and $58 million at December 31, 2001 and 2000, respectively. Liquidation of prior years' LIFO inventory layers did not materially affect cost of goods sold in 2001, 2000 or 1999.

NOTE 14: PREPAID EXPENSES AND OTHER ASSETS

-------------------------------------------------------------------------------
(in millions)                                             2001         2000
-------------------------------------------------------------------------------
Deferred tax benefits                                 $     231    $     149
Prepaid expenses                                             98           83
Notes receivable from third parties                          43            3
Other current assets                                         25            8
                                                      -------------------------
Total                                                 $     397    $     243
-------------------------------------------------------------------------------


NOTE 15:  LAND, BUILDING AND EQUIPMENT, NET

-------------------------------------------------------------------------------
(in millions)                                             2001         2000
-------------------------------------------------------------------------------
Land                                                  $     114    $     140
Buildings and improvements                                1,421        1,375
Machinery and equipment                                   4,493        4,703
Capitalized interest                                        272          255
Construction                                                318          226
                                                      -------------------------
                                                          6,618        6,699
Less: accumulated depreciation                            3,702        3,405
                                                      -------------------------
Total                                                 $   2,916    $   3,294
-------------------------------------------------------------------------------

The principal lives (in years) used in determining depreciation rates of various assets are: buildings and improvements (10-50); machinery and equipment (5-20); automobiles, trucks and tank cars (3-10); furniture and fixtures, laboratory equipment and other assets (5-10).

Gross book values of assets depreciated by accelerated methods totaled $708 million and $854 million at December 31, 2001 and 2000, respectively. Assets depreciated by the straight-line method totaled $5,478 million and $5,479 million at December 31, 2001 and 2000, respectively.

In 2001, 2000 and 1999 respectively, interest costs of $17 million, $14 million and $12 million were capitalized and added to the gross book value of land, buildings and equipment. Amortization of such capitalized costs included in depreciation expense was $15 million in 2001, 2000 and 1999.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

During 2001, the Company commenced a restructuring of its operations. Certain buildings and equipment were considered impaired and were written down to their net realizable value (see Note 5).

NOTE 16: GOODWILL AND OTHER INTANGIBLE ASSETS, NET

-------------------------------------------------------------------------------
(in millions)                         LIFE (YEARS)       2001         2000
-------------------------------------------------------------------------------
Goodwill                              40              $   2,339    $   2,333
Customer lists                        40                  1,158        1,152
Tradename                             40                    649          649
Developed technology                  13 to 18              451          451
Workforce                             11 to 16.5            148          148
Patents, license agreements and
Other                                                       101          127
                                                      -------------------------
                                                          4,846        4,860
Less: accumulated amortization                              430          274
                                                      -------------------------
Total                                                 $   4,416    $   4,586
-------------------------------------------------------------------------------

Amortization expense for goodwill and other intangibles was $156 million, $159 million and $83 million for 2001, 2000 and 1999, respectively. All intangibles are amortized on a straight line basis.

NOTE 17: OTHER ASSETS

-----------------------------------------------------------------------------
(in millions)                                            2001         2000
-----------------------------------------------------------------------------
Prepaid pension cost (see Note 10)                    $     333    $     345
Rabbi trust assets (see Note 10)                             56           64
Other non-current assets                                     56           56
                                                      -----------------------
Total                                                 $     445    $     465
-----------------------------------------------------------------------------


NOTE 18: NOTES PAYABLE

-----------------------------------------------------------------------------
(in millions)                                            2001         2000
-----------------------------------------------------------------------------
Short-term borrowings                                 $     167    $     545
Current portion of long-term debt                            11           11
                                                     ------------------------
Total                                                 $     178    $     556
-----------------------------------------------------------------------------

Short-term borrowings include bank debt owed by foreign subsidiaries. The weighted-average interest rate of short-term borrowings was 4.7% and 6.2% at December 31, 2001 and 2000, respectively.

At December 31, 2001, the Company had revolving credit agreements totaling $901 million, of which $401 million will expire in 2002 and $500 million in 2004. These agreements, which carry various interest rates and fees, are available to support commercial paper borrowings. Several credit agreements permit foreign subsidiaries to borrow local currencies. At December 31, 2001 and 2000, $141 million and $137 million, respectively, was outstanding under these agreements.

NOTE 19: LONG-TERM DEBT

-------------------------------------------------------------------------------
(in millions)                                             2001         2000
--------------------------------------------------------------------------------
7.85% debentures due 2029                             $     957    $   1,000
7.40% notes due 2009                                        500          500
6.95% notes due 2004                                        451          500
6.0%  notes due 2007 (denominated in Euros)                 356          376
9.25% debentures due 2020                                   169          170
9.80% notes due 2020                                        118          125
6.63% obligation due through 2012                            43           45
9.50% notes due 2021 (callable 2002 at 104.75%)              38           38
1.55% notes due 2003 (denominated in yen)                    22           33
Other                                                        66           81
Long-term commercial paper borrowings                        --          350
                                                      --------------------------
Total                                                 $   2,720    $   3,218
--------------------------------------------------------------------------------

On February 27, 2002, the Company issued 20 billion yen (or $149 million) of 3.5% notes due 2032 with interest payable semi-annually every March 29th and September 29th, beginning March 2002. The maturity date is March 29, 2032, callable annually after March 2012. The proceeds from the issuance of the note will be used for general corporate purposes.

In 2000, the Company issued 400 million euros (or $376 million) of 6.0% notes due 2007 with interest payable annually, beginning March 9, 2001.

The Company's revolving credit and other loan agreements require that EBITDA, excluding non-recurring items, exceed 3.5 times consolidated interest expense on a rolling four-quarter basis. There are no restrictions on the payment of dividends.

In 2001, the Company retired $43 million of 7.85% debentures resulting in an after-tax extraordinary loss of $1 million and retired $49 million of 6.95% notes. In 2000, the Company retired $74 million of 9.25% debentures.

Total cash used for the payment of interest expense, net of amounts capitalized, was $194 million, $239 million and $72 million in 2001, 2000 and 1999, respectively.

Long-term debt maturing in the next five years is:

-----------------------------------------------------------------
(in millions)
-----------------------------------------------------------------
2002                      $   11      2005                 $ 11
2003                      $   38      2006                 $ 11
2004                      $  467
-----------------------------------------------------------------

NOTE 20: ACCRUED LIABILITIES

-----------------------------------------------------------------------------
(in millions)                                             2001       2000
-----------------------------------------------------------------------------
Salaries and wages                                    $      99    $   173
Interest                                                     94        106
Sale incentive programs and other selling accruals           73         94
Taxes, other than income taxes                               65         60
Employee benefits                                            46         45
Reserve for restructuring (see Note 5)                       43         33
Insurance and legal                                          36         42
Reserve for environmental
 remediation (see Note 25)                                   20         40
Other                                                       110        138
                                                      -----------------------
Total                                                 $     586    $   731
-----------------------------------------------------------------------------


NOTE 21: OTHER LIABILITIES

-----------------------------------------------------------------------------
(in millions)                                             2001       2000
-----------------------------------------------------------------------------
Reserves for environmental remediation (Note 25)      $     136    $   145
Deferred revenue on supply contracts                         49         42
Other                                                        97         79
                                                      -----------------------
Total                                                 $     282    $   266
-----------------------------------------------------------------------------


NOTE 22: STOCKHOLDERS' EQUITY

Dividends paid on ESOP shares, used as a source of funds for meeting the ESOP financing obligation, were $13.8 million in 2001 and $13.2 million in 2000. These dividends were recorded net of the related U.S. tax benefits. The number of ESOP shares not allocated to plan members at December 31, 2001 and 2000 were
11.6 million and 12.3 million, respectively.

The Company recorded compensation expense of $6 million in 2001, 2000 and 1999, for ESOP shares allocated to plan members. The Company expects to record annual compensation expense at approximately this level over the next 19 years as the remaining $113 million of ESOP shares are allocated. The allocation of shares from the ESOP is expected to fund a substantial portion of the Company's future obligation to match employees savings plan contributions as the market price of Rohm and Haas stock appreciates.

The Company repurchased an insignificant number of shares in 2001, 2000 and 1999.

In 1999, the Company redeemed its $2.75 million cumulative convertible preferred stock under the terms of the issue.

The reconciliation from basic to diluted earnings per share is as follows:

--------------------------------------------------------------------------------
                                           Earnings        Shares      Per-Share
(In millions, except per share amounts)  (Numerator)    (Denominator)   Amount
--------------------------------------------------------------------------------
2001
Net earnings available to common
shareholders                              $     395         220.2       $  1.79
Dilutive effect of options(a)                    --          --
                                          ---------------------------
Diluted earnings per share                $     395         220.2       $  1.79
----------------------------------------- -------------------------------------
2000
Net earnings available to common
shareholders                              $     354         219.5       $  1.61
Dilutive effect of options(a)                    --           1
                                          ---------------------------
Diluted earnings per share                $     354         220.5       $  1.61
----------------------------------------- -------------------------------------
1999
Net earnings available to common
shareholders                              $     247         192.6       $  1.28
Effect of convertible preferred stock             2          --
Effect of accelerated stock repurchase
program                                          --           1.3
Dilutive effect of options(a)                    --           1.8
                                          ---------------------------
Diluted earnings per share                $     249         195.7       $  1.27
----------------------------------------- --------------------------------------

(a) For the year ended December 31, 2001,Company had .6 million, anti-dilutive stock options; the exercise price of the stock options was greater than the average market price for the year ended December 31, 2001. There were no anti-dilutive stock options for the years ended December 31, 2000 and 1999.


SHAREHOLDERS' RIGHTS PLAN

In 2000 the Company adopted a shareholders' rights plan under-which the Board of Directors declared a dividend of one preferred stock purchase right ("right") for each outstanding share of the Company's common stock held of record as of the close of business on November 3, 2000. The rights initially are deemed to be attached to the common shares and detach and become exercisable only if (with certain exceptions and limitations) a person or group has obtained or attempts to obtain beneficial ownership of 15% or more of the outstanding shares of the Company's common stock or is otherwise determined to be an "acquiring person" by the Board of Directors. Each right, if and when it becomes exercisable, initially will entitle holders of the rights to purchase one one-thousandth (subject to adjustment) of a share of Series A Junior Participating Preferred Stock for $150 per one one-thousandth of a Preferred Share, subject to adjustment. Each holder of a right (other than the acquiring person) is entitled to receive a number of shares of the Company's common stock with a market value equal to two times the exercise price, or $300. The rights expire, unless earlier exercised or redeemed, on December 31, 2010.

NOTE 23: STOCK COMPENSATION PLANS

As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company continues to apply the provisions of APB Opinion No. 25. Accordingly, no compensation expense has been recognized for the fixed stock option plans. For restricted stock awards, compensation expense equal to the fair value of the stock on the date of the grant is recognized over the five-year vesting period. Total compensation expense for restricted stock was $3 million, $2 million and $1 million in 2001, 2000 and 1999, respectively. Had compensation expense for the Company's fixed stock option plans been determined in accordance with SFAS No. 123, the Company's net earnings would have been reduced to $375 million in 2001, $345 million in 2000, and $146 million in 1999. Basic earnings per common share would have been reduced to $1.70, $1.57, and $.75 in 2001, 2000 and 1999, respectively. Diluted earnings per common share would have been reduced to $1.70, $1.57, and $.75 in 2001, 2000 and 1999, respectively.

1999 STOCK PLAN
Under this plan, as amended in 2001, the Company may grant as options or restricted stock up to 19 million shares of common stock with no more than 3 million of these shares granted to any employee as options over a five-year period. No more than 50% of shares in this plan can be issued as restricted stock. Awards under this plan may be granted only to employees of the Company. Options granted under this plan in 2001 and 2000 were granted at the fair market value on the date of grant and generally vest over three years expiring within 10 years of the grant date. Shares of restricted stock issued in 2001 totaled 98,069 at a weighted average grant-date fair value of $36.26 per share.

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

RESTRICTED STOCK PLAN OF 1992
Under this plan, executives were paid some or all of their bonuses in shares of restricted stock instead of cash. Most shares vest after five years. The plan covers an aggregate 450,000 shares of common stock. In 1999, 73,105 shares of restricted stock were granted at weighted-average grant-date fair values of $31 per share.

FIXED STOCK OPTION PLANS
The Company has granted stock options to key employees under its Stock Option Plans of 1984 and 1992. Options granted pursuant to the plans are priced at the fair market value of the common stock on the date of the grant. Options vest after one year and most expire 10 years from the date of grant. No further grants can be made under either plan.

The status of the Company's stock options as of December 31 is presented below:


------------------------------------------------------------------------------------------------------
                                2001                        2000                       1999
------------------------------------------------------------------------------------------------------
                                     Weighted                    Weighted                   Weighted
                                     Average                     Average                    Average
                        Shares       Exercise       Shares       Exercise      Shares       Exercise
                        (000s)        Price         (000s)        Price        (000s)        Price
------------------------------------------------------------------------------------------------------
Outstanding at
beginning of year         5,696      $ 28.56        5,419        $25.26        2,417        $23.58
Granted                   2,910        33.19        1,061         40.64        6,545         22.26
Canceled                   (117)       35.44          (51)        34.65         (709)        18.26
Exercised                  (454)       20.37         (733)        20.39       (2,834)        18.65
                       ----------                 ----------                ----------
Outstanding at end
of year                   8,035        30.60        5,696         28.56        5,419         25.26
                       -----------                ----------                ----------
Options exercisable       4,612        27.75        4,655         25.86        4,993         25.14
at year end
Weighted-average
fair value of
options granted
during the year                $ 10.74                      $ 12.62                  $ 24.38
------------------------------------------------------------------------------------------------------

The Black-Scholes option pricing model was used to estimate the fair value for each grant made under the Rohm and Haas plan during the year. The following are the weighted-average assumptions used for all shares granted in the years indicated:

--------------------------------------------------------------------------
                                                     2001           2000
--------------------------------------------------------------------------
Dividend yield                                       2.42%          1.89%
Volatility                                          33.82          28.85
Risk-free interest rate                              4.95           6.59
Time to exercise                                  6 years        6 years
--------------------------------------------------------------------------

The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:


------------------------------------------------------ -------------------------------------------
                          Options Outstanding                          Options Exercisable
                   -------------------------------------------------------------------------------
                                      Weighted-       Weighted-                        Weighted-
       Range           Number         Average         Average          Number          Average
        Of           Outstanding      Remaining        Exercise      Exercisable        Exercise
 Exercise Prices        (000s)          Life           Price           (000s)           Price
--------------------------------------------------------------------------------------------------
$11 to 16                  97          7.4 years       $13.67             97            $13.67
$18 to 25               1,663          6.0             $21.69          1,663            $21.69
$26 to 35               4,775          8.0             $31.28          2,232            $29.46
$36 to 45               1,500          8.2             $39.40            620            $40.06
                   ---------------                                ---------------
                        8,035                                         4,612
                   ---------------                                ---------------

--------------------------------------------------------------------------------------------------


NOTE 24: LEASES

The Company leases certain properties and equipment used in its operations, primarily under operating leases. Most lease agreements require minimum lease payments plus a contingent rental based on equipment usage and escalation factors. Total net rental expense incurred under operating leases amounted to $73 million in 2001, $80 million in 2000 and $79 million in 1999.

Total future minimum lease payments under the terms of non-cancelable operating leases are as follows:

(in millions)
2002                          $ 50    2005                       $ 18
2003                            43    2006                         16
2004                            29    Thereafter                   72


NOTE 25: CONTINGENT LIABILITIES, GUARANTEES AND COMMITMENTS

ENVIRONMENTAL
There is a risk of environmental impact in chemical manufacturing operations. The Company's environmental policies and practices are designed to ensure compliance with existing laws and regulations and to minimize the possibility of significant environmental impact.

The laws and regulations under which the Company operates require significant expenditures for capital improvements, the operation of environmental protection equipment and remediation. Future developments and even more stringent environmental regulations may require the Company to make additional unforeseen environmental expenditures. The Company's major competitors are confronted by substantially similar environmental risks and regulations.

The Company is a party in various government enforcement and private actions associated with former waste disposal sites, many of which are on the U.S. Environmental Protection Agency's (EPA) National Priority List and has been named a potentially responsible party at approximately 140 inactive waste sites where remediation costs have been or may be incurred under the Federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. In some of these cases the Company may also be held responsible for alleged property damage. The Company has provided for future costs at certain of these sites. The Company is also involved in corrective actions at some of its manufacturing facilities.

The Company considers a broad range of information when determining the amount of its remediation accruals, including available facts about the waste site, existing and proposed remediation technology and the range of costs of applying those technologies, prior experience, government proposals for this or similar sites, the liability of other parties, the ability of other principally responsible parties to pay costs apportioned to them and current laws and regulations. These accruals are assessed quarterly and updated as additional technical and legal information becomes available. However, at certain sites, the Company is unable, due to a variety of factors, to assess and quantify the ultimate extent of its responsibility for study and remediation costs. Major sites for which reserves have been provided are the non-company-owned Lipari, Woodland and Kramer sites in New Jersey, Whitmoyer in Pennsylvania and company-owned sites in Bristol and Philadelphia, Pennsylvania and Houston, Texas. The Morton acquisition introduced two major sites: Moss Point, Mississippi and Wood-Ridge, New Jersey.

In Wood-Ridge, New Jersey, Morton and Velsicol Chemical Corporation ("Velsicol") have been held jointly and severally liable for the cost of remediation necessary to correct mercury-related environmental problems associated with a mercury processing plant on the site prior to its acquisition by Morton. At the date of acquisition, Morton had disclosed and accrued for certain ongoing studies, which are expected to be completed during 2002, with regulatory decisions expected by the end of 2002. In its allocation of the purchase price of Morton, the Company accrued for additional study costs at December 31, 1999 and additional remediation costs in 2000 based on the progress of the technical studies. A separate study of probable contamination in Berry's Creek, which runs near the plant site, and of the surrounding wetlands is on a timetable yet to be determined. Therefore, the estimated costs of this separate study and any resulting remediation requirements have not been considered in the allocation of the Morton purchase price. There is much uncertainty as to what will be required to address Berry's Creek but cleanup costs could be very high and the Company's share of these costs could be material. The Company's exposure will also depend upon the continued ability of Velsicol and its indemnitor, Fruit of the Loom, Inc., which has filed for protection under the bankruptcy laws, to contribute to the cost of remediation. In 2001, these parties have stopped paying their share of expenses. Ultimately, the Company's exposure will also depend on the results of attempts to obtain contributions from others believed to share responsibility. A cost recovery action against these responsible parties is pending in federal court. This action has been stayed pending future regulatory developments and the appeal of a summary judgment ruling in favor of one of the defendants. Settlements have been reached with some defendants for claims considered de minimis associated with the Wood-Ridge plant site.

During 1996, the EPA notified Morton of possible irregularities in water discharge monitoring reports filed by its Moss Point, Mississippi plant in early 1995. Morton investigated and identified other environmental issues at the plant. Though at the date of acquisition Morton had accrued for some remediation and legal costs, the Company revised these accruals as part of the allocation of the purchase price of Morton based on its discussions with the authorities and on the information available as of June 30, 2000. In 2000, the Company reached agreement with the EPA, the Department of Justice and the State of Mississippi, resolving these historical environmental issues. The agreement received court approval in early 2001. The final settlement includes payment of $20 million in civil penalties, which were paid in the first quarter of 2001, $2 million in criminal penalties, which were paid in the fourth quarter of 2000 and $16 million in various Supplemental Environmental Projects. The accruals established for this matter were sufficient to cover these and other related costs of the settlement. In December 2001, the Company closed the chemicals portion of the Moss Point facility.

The amount charged to earnings before-tax for environmental remediation was $28 million and $4 million for the years ended December 31, 2001 and 1999, respectively, and the amount for 2000 was immaterial. The reserves for remediation were $156 million and $185 million at December 31, 2001 and 2000, respectively, and are recorded as "other liabilities" (current and long-term). These reserves include amounts resulting from the allocation of the purchase price of Morton. The Company is pursuing lawsuits over insurance coverage for environmental liabilities. It is the Company's practice to reflect environmental insurance recoveries in results of operations for the quarter in which the litigation is resolved through settlement or other appropriate legal processes. Resolutions typically resolve coverage for both past and future environmental spending. The Company settled with several of its insurance carriers and recorded income before-tax of approximately $13 million, $1 million and $17 million for the years ended December 31, 2001, 2000 and 1999, respectively.

In addition to accrued environmental liabilities, the Company had reasonably possible loss contingencies related to environmental matters of approximately $73 million and $73 million at December 31, 2001 and 2000, respectively. Further, the Company has identified other sites, including its larger manufacturing facilities, where additional future environmental remediation may be required, but these loss contingencies cannot reasonably be estimated at this time. These matters involve significant unresolved issues, including the number of parties found liable at each site and their ability to pay, the outcome of negotiations with regulatory authorities, the alternative methods of remediation and the range of costs associated with those alternatives. The Company believes that these matters, when ultimately resolved, which may be over an extended period of time, will not have a material adverse effect on the consolidated financial position or consolidated cash flows of the Company, but could have a material adverse effect on consolidated results of operations or cash flows in any given period.

Capital spending for new environmental protection equipment was $26 million in 2001 versus $27 million in 2000 and $30 million on 1999. Spending for 2002 and 2003 is expected to be $26 million and $21 million, respectively. Capital expenditures in this category include projects whose primary purposes are pollution control and safety, as well as environmental aspects of projects in other categories that are intended primarily to improve operations or increase plant efficiency. The Company expects future capital spending for environmental protection equipment to be consistent with prior-year spending patterns. Capital spending does not include the cost of environmental remediation of waste disposal sites.

Cash expenditures for waste disposal site remediation were $51 million in 2001, $33 million in 2000 and $27 million in 1999. The expenditures for remediation are charged against accrued remediation reserves. The cost of operating and maintaining environmental facilities was $129 million, $114 million and $107 million in 2001, 2000 and 1999 respectively, and was charged against current-year earnings.

OTHER LITIGATION
There has been increased publicity about asbestos liabilities faced by manufacturing companies. As a result of the bankruptcy of most major asbestos producers, plaintiffs' attorneys are increasing their focus on peripheral defendants. The Company believes it has adequate reserves and insurance and does not believe its asbestos exposure is material.

There are pending lawsuits filed against Morton related to employee exposure to asbestos at a manufacturing facility in Weeks Island, Louisiana with additional lawsuits expected. The Company expects that most of these cases will be dismissed because they are barred under worker's compensation laws; however, cases involving asbestos-caused malignancies may not be barred under Louisiana law. Subsequent to the Morton acquisition, the Company commissioned medical studies to estimate possible future claims and recorded accruals based on the results. Morton has also been sued in connection with the former Friction Division of the former Thiokol Corporation which merged with Morton in 1982. Settlements to date total $350 thousand and many cases have closed with no payment. These cases are fully insured. In addition, like most manufacturing companies, Rohm and Haas has been sued, generally as one of many defendants, by non-employees who allege exposure to asbestos on the Company premises.

The Company and its subsidiaries are also parties to litigation arising out of the ordinary conduct of its business. Recognizing the amounts reserved for such items and the uncertainty of the ultimate outcomes, it is the Company's opinion that the resolution of all these pending lawsuits, investigations and claims will not have a material adverse effect, individually or in the aggregate, upon the results of operations and the consolidated financial position of the Company.

NOTE 26:  NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND OTHER HEDGING ACTIVITIES
On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes a new model for the accounting and reporting of derivative and hedging transactions. Additionally, in July 2001 the Company adopted DIG Issue G20, "Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge."

This standard requires that all derivative instruments be reported on the balance sheet at fair value. For instruments designated as fair value hedges, changes in the fair value of the instrument will largely be offset on the income statement by changes in the fair value of the hedged item. For instruments designated as cash flow hedges, the effective portion of the hedge is reported in other comprehensive income until it is assigned to earnings in the same period in which the hedged item has an impact on earnings. For instruments designated as a hedge of net investment in foreign operating units not using the U.S. Dollar as its functional currency, changes in the fair value of the instrument will be offset in other comprehensive income to the extent that they are effective as economic hedges. Changes in the fair value of derivative instruments, including embedded derivatives, that are not designated as a hedge will be recorded each period in current earnings along with any ineffective portion of hedges.

Using market valuations for derivatives held as of December 31, 2000, the Company recorded a $6 million after-tax cumulative income effect to accumulated other comprehensive income, and a charge to net income of $2 million, to recognize at fair value all derivative instruments on January 1, 2001. Changes in the Company's derivative instrument portfolio or changes in the market values of this portfolio could have a material effect on accumulated other comprehensive income.

The Company has concluded that the adoption of SFAS No. 133 will not materially change management's risk policies and practices nor will compliance with the standard materially impact the reported results from operations.

BUSINESS COMBINATIONS
SFAS No. 141, "Business Combinations," which is effective for all business combinations completed after June 30, 2001, mandates that all business combinations be accounted for by only the purchase method (thereby eliminating the option for pooling of interests); segregation of other intangible assets from goodwill if they meet the contractual legal criterion or the separability criterion; and expanded disclosure requirements on the primary reasons for a business combination and the allocation of the purchase price to the assets and liabilities assumed by major balance sheet caption.

GOODWILL AND OTHER INTANGIBLE ASSETS
SFAS No. 142, "Goodwill and Other Intangible Assets," is effective for fiscal years beginning after December 15, 2001. SFAS No. 142, which the Company adopted on January 1, 2002, requires the Company to cease amortization of goodwill and certain indefinite-lived intangible assets and evaluate goodwill and intangible assets for impairment. In accordance with the Statement, the Company reviewed its intangible assets in order to identify intangible assets with indefinite lives which will no longer be amortized and intangible assets which may be reclassified as goodwill and thus no longer be amortized. In addition the Company is in the process of assessing the remaining useful lives of intangible assets which will continue to be subject to amortization. As of January 1, 2002, the Company ceased amortization of goodwill and intangibles deemed to have indefinite lives and reclassed certain intangibles in accordance with the provisions of this statement.

The evaluation of the Company's goodwill is performed at the reporting unit level and is a two-step process. When evaluating goodwill for impairment, the Statement requires the Company to first compare a reporting unit's book value to its fair value. To the extent that the book value exceeds fair value, the Company is required to perform a second step wherein a reporting unit's assets and liabilities are fair valued. To the extent that a reporting unit's book value of goodwill exceeds its implied fair value of goodwill, impairment exists and must be recognized. The implied fair value of goodwill is calculated as the fair value of a reporting unit in excess of the fair value of all non-goodwill assets in the reporting unit. Net book values of the recorded assets and liabilities have been calculated for each of the Company's reporting units. The

Company is in the process of valuing these reporting units based primarily upon the present value of expected future cash flows.

In accordance with SFAS No. 142, the intangible assets which continue to be subject to amortization are being reviewed for impairment by the Company under SFAS No. 144. Intangible assets which are no longer subject to amortization are being reviewed by the Company in accordance with SFAS No. 142 in a one-step process. Impairment is measured as the amount an intangible asset's carrying value exceeds its fair value. The Company intends to complete its evaluation of intangible assets in accordance with SFAS No. 142 no later than June 30, 2002.

The Company's previous business combinations were accounted for using the purchase method of accounting. As of December 31, 2001, the net carrying amount of goodwill was $2,159 million. Goodwill amortization expense for the year ended December 31, 2001 was $64 million. The Company intends to complete its evaluation of goodwill in accordance with SFAS No. 142 no later than June 30, 2002 and expects to recognize an impairment loss. The Company continues to finalize its estimate of the impairment loss. Any impairment loss will be recognized as a cumulative effect of a change in accounting principle in the Company's consolidated statement of operations.

ASSET RETIREMENT OBLIGATIONS
In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. SFAS No.143 is effective for fiscal years beginning after December 15, 2002. Management is currently assessing the impact of the new standard on its financial statements.

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS
On January 1, 2002 the Company adopted SFAS No. 144 "Accounting for the impairment or Disposal of Long-Lived Assets." The Statement provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. Management has assessed the impact of the new standard and determined there to be no material impact to the financial statements.


NOTE 27: SUBSEQUENT EVENTS

As of March 21, 2002, the Company repurchased approximately $76 million of the 7.85% debentures due on July 15, 2029. On February 27, 2002, the Company exercised the call option on the 9.50% notes due 2021. All of the outstanding notes have been called for redemption on April 1, 2002 at a redemption price equal to 104.75% of the principal amount together with interest accrued to the date of redemption. The repurchases and redemption will result in an after-tax charge of approximately $6 million in 2002.

                                                                     SCHEDULE II




                     ROHM AND HAAS COMPANY AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS



                                                       YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                     2001       2000      1999
                                                    ------     ------    ------
                                                       (millions of dollars)

Deducted from Accounts Receivable -
  Allowances for losses:
     Balance at beginning of year................   $   43     $   37    $   12
     Additions charged to earnings...............       25         14         6
     Acquisitions/(Divestitures).................        1          2        22
     Charge-offs, net of recoveries                    (15)       (10)       (3)
                                                    ------     ------    ------
     Balance at end of year......................   $   54     $   43    $   37
                                                    ======     ======    ======