Form 10-Q
period 2002-03-31
ROHM & HAAS CO
filed 2002-05-15
CIK 84792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       FOR QUARTER ENDED March 31, 2002     COMMISSION FILE NUMBER 1-3507


                       R O H M  A N D  H A A S  C O M P A N Y
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   DELAWARE                         23-1028370
        -------------------------------- --------------------------------
        (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)         Identification No.)


  100 INDEPENDENCE MALL WEST, PHILADELPHIA, PENNSYLVANIA            19106
 -------------------------------------------------------------------------------
       (Address of principal executive offices)                   (Zip Code)


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



         Common stock outstanding at April 30, 2002: 220,920,590 SHARES

                     ROHM AND HAAS COMPANY AND SUBSIDIARIES
                                    FORM 10-Q

INDEX

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

     1. Statements of Consolidated Earnings for the three months ended March 31, 2002 and 2001.
     2. Statements of Consolidated Cash Flows for the three months ended March 31, 2002 and 2001.
     3.   Consolidated Balance Sheets as of March 31, 2002 and December 31,
          2001.
     4.   Notes to Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK Management's discussion of market risk is incorporated herein by reference to Item 7a of the Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 26, 2002.

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

PART I -  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


ROHM AND HAAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED EARNINGS
(unaudited)
---------------------------------------------------------------------------------------------
(millions of dollars, except share and per-share amounts)
                                                                           Three Months Ended
                                                                                March 31,
                                                                           ------------------
                                                                             2002       2001
                                                                           -------    -------
Net sales                                                                  $ 1,381    $ 1,572
Cost of goods sold                                                             940      1,120
                                                                           -------    -------
  Gross profit                                                                 441        452
                                                                           -------    -------

Selling and administrative expense                                             206        220
Research and development expense                                                62         56
Interest expense                                                                35         56
Amortization of goodwill and other intangibles                                  18         39
Share of affiliate net (earnings)                                               (1)        (2)
Provision for restructuring and asset impairments                               (1)        --
Other (income) expense, net                                                     (2)         2
                                                                           -------    -------
  Earnings from continuing operations before income taxes,
    extraordinary item and cumulative effect of accounting change              124         81
Income tax expense                                                              40         33
                                                                           -------    -------
  Earnings from continuing operations before extraordinary item
    and cumulative effect of accounting change                             $    84    $    48

Discontinued operations:
  Income from discontinued line of business, net of income taxes                --         17
  Gain on disposal of discontinued line of business, net of income taxes        --         --
                                                                           -------    -------

  Earnings before extraordinary item and cumulative effect of
    accounting change                                                      $    84    $    65

Extraordinary loss on early extinguishment of debt, net of income taxes         (5)        --
Cumulative effect of accounting change, net of income taxes                     --         (2)
                                                                           -------    -------

Net earnings                                                               $    79    $    63
                                                                           =======    =======
Basic and diluted earnings per common share:
  Continuing operations                                                    $   .38    $   .22
  Income from discontinued line of business                                     --        .08
  Gain on disposal of discontinued line of business                             --         --
  Extraordinary loss on early extinguishment of debt                          (.02)        --
  Cumulative effect of accounting change                                        --       (.01)
                                                                           -------    -------
                                                                           $   .36    $   .29
                                                                           =======    =======

Common dividends                                                           $   .20    $   .20

Weighted average common shares outstanding (in millions):
           Basic                                                             220.6      220.0
           Diluted                                                           221.7      221.0

See Notes to Consolidated Financial Statements


ROHM AND HAAS COMPANY AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(unaudited)
-------------------------------------------------------------------------------------------------------------
(millions of dollars)                                                                     Three Months Ended
                                                                                              March 31,
                                                                                       ----------------------
                                                                                         2002          2001
                                                                                       -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                                           $    79        $    63
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Gain on disposal of discontinued line of business                                       --             --
    Provision for restructuring and asset impairment                                         1             --
    Depreciation                                                                            97            105
    Discontinued operations                                                                 --            (17)
    Amortization of goodwill and intangibles                                                18             39
    Loss on early extinguishment of debt                                                     5             --
    Cumulative effect of accounting change                                                  --              2

  Changes in assets and liabilities, net of
   acquisitions and divestitures:
    Deferred income taxes                                                                   20            (11)
    Accounts receivable                                                                     54             28
    Inventories                                                                             38              9
    Prepaid expenses and other assets                                                       14            (25)
    Accounts payable and accrued liabilities                                              (194)          (292)
    Income taxes payable                                                                    19             57
    Other, net                                                                             (23)            (5)
    ---------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) continuing operations                                128            (47)
    ---------------------------------------------------------------------------------------------------------
       Net cash provided by discontinued operations                                         --             18
    ---------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) operating activities                                 128            (29)
    ---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisitions/divestitures of businesses and affiliates, net of cash acquired            (4)          (101)
    Additions to land, buildings and equipment                                             (68)           (96)
    Proceeds from hedge of net investment in foreign subsidiaries                           12              6
    ---------------------------------------------------------------------------------------------------------
       Net cash (used in) investing activities                                             (60)          (191)
    ---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of long-term debt                                               153             --
    Repayments of long-term debt                                                           (81)            (4)
    Net change in short-term borrowings                                                     18            245
    Payment of dividends                                                                   (44)           (42)
    ---------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                                            46            199
    ---------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                       114            (21)
Cash and cash equivalents at beginning of period                                            92             92
                                                                                       -------        -------
Cash and cash equivalents at end of period                                             $   206        $    71
                                                                                       =======        =======

See Notes to Consolidated Financial Statements.


ROHM AND HAAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------
(millions of dollars, except share amounts)
                                                                     March 31,     December 31,
                                                                        2002           2001
                                                                      --------       --------
                                                                    (unaudited)
Assets
Current assets:
  Cash and cash equivalents                                           $    206       $     92
  Receivables, net                                                       1,181          1,220
  Inventories (Note H)                                                     687            712
  Prepaid expenses and other assets                                        370            397
                                                                      --------       --------

       Total current assets                                              2,444          2,421
                                                                      --------       --------

Land, buildings and equipment, net                                       2,860          2,916
Goodwill and other intangible assets, net of amortization                4,359          4,416
Other assets                                                               588            597
                                                                      --------       --------

  Total assets                                                        $ 10,251       $ 10,350
                                                                      ========       ========

Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable                                                       $    204       $    178
  Trade and other payables                                                 450            520
  Accrued liabilities                                                      459            586
  Accrued income taxes payable                                             361            340
                                                                      --------       --------

       Total current liabilities                                         1,474          1,624
                                                                      --------       --------

Long-term debt                                                           2,783          2,720
Employee benefits                                                          602            613
Other liabilities                                                        1,502          1,560
Minority interest                                                           18             18
Commitments and contingencies (Note F)
Stockholders' equity:
  Common stock: shares issued - 242,078,367                                605            605
  Additional paid-in capital                                             1,966          1,961
  Retained earnings                                                      1,777          1,742
                                                                      --------       --------
                                                                         4,348          4,308
  Less: Treasury stock (Note J)                                            203            208
  Less: ESOP shares                                                        111            113
  Accumulated other comprehensive (loss)                                  (162)          (172)
                                                                      --------       --------

       Total stockholders' equity                                        3,872          3,815
                                                                      --------       --------

  Total liabilities and stockholders' equity                          $ 10,251       $ 10,350
                                                                      ========       ========

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of Rohm and Haas Company (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission (SEC) regulations. In the opinion of management, the financial statements reflect all adjustments, which are of a normal and recurring nature, which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Certain prior year amounts have been reclassified to conform to current year presentation. These financial statements should be read in conjunction with the financial statements, accounting policies and the notes included in the company's annual report for the year ended December 31, 2001.

(A)  NEW ACCOUNTING PRONOUNCEMENTS

o    GOODWILL AND OTHER INTANGIBLE ASSETS
     Refer to Footnote C for information related to SFAS No. 142, "Goodwill and Other Intangible Assets."

o    ASSET RETIREMENT OBLIGATIONS
     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. SFAS No. 143 is effective for fiscal years beginning after December 15, 2002. Management is currently assessing the impact of the new standard on its financial statements.

o    IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS
     On January 1, 2002, the Company adopted SFAS No. 144. The Statement provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. Management has determined that there will not be a material impact to the financial statements as a result of this new standard.

o    DEBT EXTINGUISHMENT, INTANGIBLE ASSETS OF MOTOR CARRIERS AND LEASE
     ACCOUNTING
     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Statement rescinds FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB No. 44, "Accounting for Intangible Assets of Motor Carriers." Further, the Statement amends FASB No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Management is currently assessing the impact of the new standard on the Company's financial statements.

(B)  SEGMENT INFORMATION

Effective January 1, 2002, based on realignment of internal management accountability, the Company changed its reportable business segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Results of operations from prior years have been reclassified to conform to current year presentation.

The results for the year-ended December 31, 2001, as reported in the Company's annual report filed on Form 10-K with the SEC, were presented in the previously existing business segments. The following table provides a comparable view of the reporting segments applicable to 2001 versus those presented in 2002.


        BUSINESS SEGMENTS AT DECEMBER 31, 2001                 BUSINESS SEGMENTS AS OF JANUARY 1, 2002
--------------------------------------------------------------------------------------------------------------
    Performance Polymers                                     Coatings
       Coatings                                                 Architectural and Functional Coatings
       Adhesives and Sealants                                   Automotive Coatings
       Plastic Additives                                        Powder Coatings
       Monomers
       Surface Finishes                                      Adhesives and Sealants
          Automotive Coatings
          Powder Coatings                                    Electronic Materials
                                                                Printed Wiring Board
                                                                Electronic and Industrial Finishes
    Chemical Specialties                                        Microelectronics
       Consumer and Industrial Specialties
       Inorganic and Specialty Solutions                     Performance Chemicals
       Ion Exchange Resins                                      Monomers
                                                                Plastic Additives
    Electronic Materials                                        Inorganic and Specialty Solutions
       Shipley Ronal                                            Consumer and Industrial Specialties
       Microelectronics                                         Ion Exchange Resins

    Salt                                                     Salt

-------------------------------------------------------------------------------------------------------------

For additional information regarding the Company's segment information, refer to the "Net Sales by Business Segment and Region" and "Net Earnings by Business Segment" tables within Management's Discussion and Analysis of Financial Condition and Results of Operations.

(C)  GOODWILL AND OTHER INTANGIBLE ASSETS

SFAS No. 142, "Goodwill and Other Intangible Assets," is effective for fiscal years beginning after December 15, 2001. SFAS No. 142, which the Company adopted on January 1, 2002, requires the Company to cease amortization of goodwill and certain indefinite-lived intangible assets and evaluate goodwill and intangible assets for impairment. In accordance with the Statement, the Company reviewed its intangible assets to identify intangible assets with indefinite lives, which will no longer be amortized, and intangible assets, which may be reclassified as goodwill and thus no longer be amortized. As of January 1, 2002, the Company ceased amortization of goodwill and intangibles deemed to have indefinite lives and reclassified certain intangibles in accordance with the provisions of this statement.

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

In accordance with SFAS No. 142, the intangible assets that continue to be subject to amortization are being reviewed for impairment by the Company under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Intangible assets that are no longer subject to amortization are being reviewed by the Company in accordance with SFAS No. 142 in a one-step process. Impairment is measured as the amount an intangible asset's carrying value exceeds its fair value. The Company intends to complete its evaluation of intangible assets in accordance with SFAS No. 142 no later than June 30, 2002.

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

The changes in the carrying amount of goodwill for the three months ended March 31, 2002 are as follows (in millions):

Balance as of January 1, 2002                       $2,159

Reclassification of Workforce Intangible
   Assets, net of deferred taxes                        82
                                                    ------
                                                    $2,241
                                                    ======

Indefinite-lived Intangible Assets                  $  522

Finite-lived Intangible Assets, net                 $1,596

A reconciliation of reported earnings from continuing operations before extraordinary item and cumulative effect of accounting change and reported net earnings, as adjusted to reflect the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," is as follows:


                                                                                   Three Months Ended
                                                                             March 31,           March 31,
                                                                                2002                2001
                                                                           ===================================
Reported earnings from continuing operations before extraordinary
item and cumulative effect of accounting change                                 $ 84                $ 48
Add back amortization of goodwill and indefinite-lived intangibles                --                  19
                                                                           ---------------     ---------------
Adjusted earnings from continuing operations before
extraordinary item and cumulative effect of accounting change                   $ 84                $ 67
                                                                           ===============     ===============

Reported net earnings                                                           $ 79                $ 63
Add back amortization of goodwill and indefinite-lived intangibles                --                  19
                                                                           ---------------     ---------------
Adjusted net earnings                                                           $ 79                $ 82
                                                                           ===============     ===============

Reported basic and diluted earnings per common share from continuing operations before extraordinary item and cumulative effect of
accounting change                                                               $.38                $.22
Add back amortization of goodwill and indefinite-lived intangibles                --                 .08
                                                                           ---------------     ---------------
Adjusted basic and diluted earnings per common share from continuing operations before extraordinary item and cumulative effect of
accounting change                                                               $.38                $.30
                                                                           ===============     ===============

Reported basic and diluted earnings per common share                            $.36                $.29
Add back amortization of goodwill and indefinite-lived intangibles                --                 .08
                                                                           ---------------     ---------------
 Adjusted basic and diluted earnings per common share                           $.36                $.37
                                                                           ===============     ===============

(D)  ACQUISITIONS AND DIVESTITURES

The Company had no significant acquisitions or divestitures during the three months ended March 31, 2002. The following acquisitions and divestitures were completed in 2001:

In November 2001, the Company acquired the flexible packaging adhesives business of Technical Coatings Co., a subsidiary of Benjamin Moore & Company. The acquisition includes the development, production and distribution of a full line of cold seal adhesives marketed under the COSEAL(R) trademark. The primary application of such adhesives is in flexible packaging, used mainly in the food and medical industries.

In September 2001, the Company acquired the Megum[trademark] rubber-to-metal bonding business from Chemetall GmbH (Chemetall) of Frankfurt, Germany. The acquisition includes the corresponding activities of Chemetall subsidiaries in Italy and Brazil, and includes the acquired technology used for the production of vibration absorption modules, used primarily in the automotive industry.

In 2001, the Company increased its ownership in Rodel from 90% to 99% for an additional cost of approximately $80 million. Rodel was a privately held, Delaware-based leader in precision polishing technology serving the semiconductor, memory disk and glass polishing industries. In the second quarter of 2000 the Company increased its ownership from 48% to approximately 90% for a cost of approximately $200 million. The financial statements reflect allocations of the purchase price amounts based on estimated fair values, and resulted in acquired goodwill of $110 million, which was amortized on a straight-line basis over 30 years, through December 31, 2001. Prior to March 31, 2000, the investment had been accounted for under the equity method with the Company's share of earnings reported as equity in affiliates. Since the second quarter of 2000, Rodel was accounted for using the purchase method with results of operations fully consolidated. Approximately $13 million of the purchase price was allocated to IPR&D related to chemical mechanical planarization and surface preparation technologies under development and was recognized as a charge in the second quarter of 2000.

On June 1, 2001, the Company completed the sale of its Agricultural Chemicals business (Ag) to Dow AgroSciences LLC (DAS), a wholly-owned subsidiary of the Dow Chemical Company, for approximately $1 billion, subject to a working capital adjustment not yet finalized at March 31, 2002. The Company recorded a gain on the sale in the amount of $679 million pre-tax ($428 million or $1.94 per share, after-tax) in June 2001. Under the terms of the agreement, the divestiture included fungicides, insecticides, herbicides, trademarks, and license to all agricultural uses of the Rohm and Haas biotechnology assets, as well as the agricultural business-related manufacturing sites located in Brazil, Colombia, France and Italy, the Company's share of the Nantong, China joint venture and the Company's assets in Muscatine, Iowa. The Company recorded the sale of Ag as discontinued operations in accordance with Accounting Principles Board (APB) 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Agricultural Chemicals business had been a separate major line of business previously reported as part of the Chemical Specialties segment and represented the Company's entire line of agricultural chemical products. The Chemical Specialties segment was previously reported as a separate segment until January 1, 2002, when the Company changed its business segments in accordance with SFAS No. 131 due to realignment of management.

The operating results of Ag have been reported separately as discontinued operations in the Statements of Consolidated Earnings for 2001. Net sales and income from discontinued operations are as follows:

-----------------------------------------------------------------------------
                                                           Three Months
                                                              Ended
(in millions)                                             March 31, 2001
------------------------------------------------------------------------------
Net sales                                                     $ 116
Operating income                                                 25
Income tax expense                                                8
Income from discontinued operations                              17
------------------------------------------------------------------------------


(E)  PROVISION FOR RESTRUCTURING AND ASSET IMPAIRMENTS

In June 2001, the Company launched a repositioning initiative to enable several of its businesses to respond to structural changes in the global marketplace. In connection with its repositioning initiatives, the Company recognized a $330 million restructuring and asset impairment charge in the second quarter of 2001. The largest component of the charge related to the partial closure of certain manufacturing and research facilities across all business groups and included exit costs related to the Liquid Polysulfide Sealants business in Performance Polymers and part of the dyes business in Chemical Specialties. Approximately 75% of the asset write-downs were in the North American region.

Management estimates that less than 10% of the overall charge will require the outlay of cash, primarily limited to severance expense. Most severance costs are paid from the respective pension plans and as a result, pension-related gains are recorded as a reduction to the original restructuring charge and an increase to the pension assets. Management expects to complete its restructuring efforts during 2002.

The respective asset accounts were written down by $245 million. The write-down of assets consisted of machinery and equipment of $105 million (book value prior to write-down of $111 million), buildings of $76 million (book value prior to write-down of $88 million), land of $13 million, investments of $6 million and goodwill and other intangibles of $45 million. The remaining restructuring reserves of $26 million are included in accrued liabilities on the Consolidated Balance Sheet and details are presented in the table below. Approximately $3 million of the $20 million severance and other employee costs during the quarter ended March 31, 2002, were paid to employees through the Company's payroll. The remaining balance was funded through the Company's domestic pension plans.


(in millions)                                   Balance                                     Balance
                                              December 31,    Changes to                    March 31,
2001 Repositioning                               2001          estimates     Payments         2002
------------------------------------------------------------------------------------------------------
Severance and employee benefit costs            $  37          $     1        $  (20)        $  18
Contract, lease termination and other               6                2             -             8
                                          ------------------------------------------------------------
                                                $  43          $     3        $  (20)        $  26
                                          ------------------------------------------------------------

In the fourth quarter of 2001, a pre-tax charge of $1 million from changes in estimates of restructuring liabilities and a pre-tax gain of $5 million primarily related to the recognition of pension settlement gains were recorded, offsetting the original charge of $330 million recorded in the second quarter. Additionally, a pre-tax gain of $1 million was recorded in the first quarter of 2002; this gain was the result of a $3 million pre-tax charge from changes in estimates of restructuring liabilities offset by a pre-tax gain of $4 million from the recognition of settlement gains. It is the Company's policy to recognize settlement gains at the time an employee's pension liability is settled. The change to the restructuring liability was required as a result of changes to original estimates.

The 2001 restructuring charge of $330 million included severance benefits for 1,860 employees. The employees receiving severance benefits include those affected by plant closings or capacity reductions, as well as various personnel in corporate, administrative and shared service functions. As of March 31, 2002, the number of employees and sites affected by the 2001 repositioning efforts are as follows:

--------------------------------------------------------------------------------
                            Affected          Positions        Remaining to be
                            positions         eliminated         eliminated
--------------------------------------------------------------------------------
Number of employees           1,860             1,136                724


--------------------------------------------------------------------------------
                          Sites affected   Sites closed at    Sites remaining to
                                           March 31, 2002         be closed
--------------------------------------------------------------------------------
Full shutdowns                  9                 5                   4
Partial shutdowns               9                 6                   3

(F)  CONTINGENT LIABILITIES, GUARANTEES AND COMMITMENTS

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

In Wood-Ridge, New Jersey, Morton and Velsicol Chemical Corporation ("Velsicol") have been held jointly and severally liable for the cost of remediation necessary to correct mercury-related environmental problems associated with a mercury processing plant on the site prior to its acquisition by Morton. At the date of acquisition, Morton had disclosed and accrued for certain ongoing studies, which are expected to be completed during 2002, with regulatory decisions expected by the end of 2002. In its allocation of the purchase price of Morton, the Company accrued for additional study costs at December 31, 1999 and additional remediation costs in 2000 based on the progress of the technical studies. A separate study of probable contamination in Berry's Creek, which runs near the plant site, and of the surrounding wetlands is on a timetable yet to be determined. Therefore, the estimated costs of this separate study and any resulting remediation requirements have not been considered in the allocation of the Morton purchase price. There is much uncertainty as to what will be required to address Berry's Creek but cleanup costs could be very high and the Company's share of these costs could be material. The Company's exposure will also depend upon the continued ability of Velsicol and its indemnitor, Fruit of the Loom, Inc., which has filed for protection under the bankruptcy laws, to contribute to the cost of remediation. In 2001, these parties stopped paying their share of expenses. In May 2002, the bankruptcy court approved a payment to Rohm and Haas Company of approximately $1 million. Ultimately, the Company's exposure will also depend on the results of attempts to obtain contributions from others believed to share responsibility. A cost recovery action against these responsible parties is pending in federal court. This action has been stayed pending future regulatory developments and the appeal of a summary judgment ruling in favor of one of the defendants. Settlements have been reached with some defendants for claims considered de minimis associated with the Wood-Ridge plant site.

During 1996, the EPA notified Morton of possible irregularities in water discharge monitoring reports filed by its Moss Point, Mississippi plant in early 1995. Morton investigated and identified other environmental issues at the plant. Though at the date of acquisition Morton had accrued for some remediation and legal costs, the Company revised these accruals as part of the allocation of the purchase price of Morton based on its discussions with the authorities and on the information available as of June 30, 2000. In 2000, the Company reached agreement with the EPA, the Department of Justice and the State of Mississippi, resolving these historical environmental issues. The agreement received court approval in early 2001. The final settlement included payment of $20 million in civil penalties, which were paid in the first quarter of 2001, $2 million in criminal penalties, which were paid in the fourth quarter of 2000, and $16 million in various Supplemental Environmental Projects. The accruals established for this matter were sufficient to cover these and other related costs of the settlement. In December 2001, the Company closed the chemicals portion of the Moss Point facility.

The amount charged to earnings before-tax for environmental remediation was $5 million and $3 million for the three months ended March 31, 2002 and 2001, respectively. The reserves for remediation were $157 million and $156 million at March 31, 2002 and December 31, 2001, respectively, and are recorded as "other liabilities" (current and long-term). These reserves include amounts resulting from the allocation of the purchase price of Morton. The Company is pursuing lawsuits over insurance coverage for environmental liabilities. It is the Company's practice to reflect environmental insurance recoveries in results of operations for the quarter in which the litigation is resolved through settlement or other appropriate legal processes. Resolutions typically resolve coverage for both past and future environmental spending.

In addition to accrued environmental liabilities, the Company had reasonably possible loss contingencies related to environmental matters of approximately $73 million at March 31, 2002 and December 31, 2001. Further, the Company has identified other sites, including its larger manufacturing facilities, where additional future environmental remediation may be required, but these loss contingencies cannot reasonably be estimated at this time. These matters involve significant unresolved issues, including the number of parties found liable at each site and their ability to pay, the outcome of negotiations with regulatory authorities, the alternative methods of remediation and the range of costs associated with those alternatives. The Company believes that these matters, when ultimately resolved, which may be over an extended period of time, will not have a material adverse effect on the consolidated financial position or consolidated cash flows of the Company, but could have a material adverse effect on consolidated results of operations or cash flows in any given period.

OTHER LITIGATION
There has been increased publicity about asbestos liabilities faced by manufacturing companies. As a result of the bankruptcy of most major asbestos producers, plaintiffs' attorneys are increasing their focus on peripheral defendants. The Company believes it has adequate reserves and insurance and does not believe its asbestos exposure is material.

There are pending lawsuits filed against Morton related to employee exposure to asbestos at a manufacturing facility in Weeks Island, Louisiana with additional lawsuits expected. The Company expects that most of these cases will be dismissed because they are barred under worker's compensation laws; however, cases involving asbestos-caused malignancies may not be barred under Louisiana law. Subsequent to the Morton acquisition, the Company commissioned medical studies to estimate possible future claims and recorded accruals based on the results. Morton has also been sued in connection with the former Friction Division of the former Thiokol Corporation, which merged with Morton in 1982. Settlements to date total $350 thousand and many cases have closed with no payment. These cases are fully insured. In addition, like most manufacturing companies, Rohm and Haas has been sued, generally as one of many defendants, by non-employees who allege exposure to asbestos on the Company premises.

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

(G)  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

As discussed in the 2001 Annual Report on Form 10-K, the Company adopted, as of January 1, 2001, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which establishes a new model for the accounting and reporting of derivative hedging instruments. Using market valuations for derivatives held as of December 31, 2000, the Company, as of January 1, 2001, recorded a $6 million after-tax cumulative income effect to Accumulated Other Comprehensive (Loss) and a charge to net income of $2 million after-tax, to recognize at fair value all derivative instruments.

The Company uses derivative financial instruments to reduce the impact of changes in foreign exchange rates, interest rates and commodity raw material prices on its earnings, cash flows and fair values of assets and liabilities. The Company enters into derivative financial contracts based on analyses of specific and known economic exposures. The Company does not use derivative instruments for trading or speculative purposes, nor is it a party to any leveraged derivative instruments or any instruments for which the values are not available from independent third parties. The Company manages counterparty risk associated with non-performance of counterparties by entering into derivative contracts with major financial institutions of investment grade credit rating and by limiting the amount of exposure with each financial institution.

A reconciliation of current period changes, net of applicable income taxes, within Accumulated Other Comprehensive (Loss), due to the use of derivative and non-derivative instruments qualifying as hedges, is as follows (in millions):

                                                              Three Months Ended
                                                                March 31, 2002
                                                                --------------
Accumulated derivatives gain at beginning of period                 $ 37
Current period changes in fair value                                  12
Reclassification to earnings, net                                     (1)
                                                                    ----
Accumulated derivatives gain at March 31, 2002                      $ 48
                                                                    ====

Additional disclosures required by SFAS No. 133, as amended, are provided in the following paragraphs by respective hedging objectives.

The Company utilizes foreign exchange option and forward contracts to reduce the variability in the functional-currency-equivalent cash flows associated with foreign currency denominated forecasted transactions. These foreign exchange hedging contracts are designated as foreign currency cash flow hedges. Gains and losses on these instruments are recorded as Other Comprehensive (Loss) until the underlying transactions are recorded in earnings. For the three month period ended March 31, 2002, a $3 million after-tax gain was reclassified to earnings from Accumulated Other Comprehensive (Loss) and recorded in Other Income, net. At March 31, 2002, an immaterial loss is recorded within Accumulated Other Comprehensive (Loss). The actual amounts to be reclassified to earnings over the next four quarters will vary as a result of changes in market conditions.

The Company uses natural gas and propylene swap agreements for hedging purposes to reduce the effects of changing raw material prices. These commodity swap agreements are designated as cash flow hedges. Gains and losses on these instruments are recorded as Other Comprehensive (Loss) until the underlying transactions are recorded in earnings. For the three month period ended March 31, 2002, $2 million after-tax charge was reclassified to earnings and recorded in Cost of Goods Sold. At March 31, 2002, $1 million after-tax gain is included within Accumulated Other Comprehensive (Loss), which is expected to be reclassified to earnings over the next three quarters. The actual amounts to be reclassified to earnings over the next three quarters will vary as a result of changes in market conditions.

The Company uses cross-currency interest rate swaps, foreign exchange forward and non-derivative instruments to hedge the foreign currency exposures of the Company's net investments in foreign operating units. The effective portion of changes in fair values of hedges, recorded within Accumulated Other Comprehensive (Loss), amounted to $47 million after-tax at March 31, 2002. These transactions are designated as hedges of net investments. The amount excluded from the measure of effectiveness on these net investment hedges increased interest expense by $1 million pre-tax for the three month period ended March 31, 2002.

As of March 31, 2002, the Company maintains hedge positions that are effective as hedges from an economic perspective but do not qualify for hedge accounting under SFAS No. 133, as amended. Such hedges consist primarily of emerging market foreign currency option and forward contracts, and are marked to market resulting in an immaterial impact on earnings.

(H)  INVENTORIES

Inventories as of March 31, 2002 and December 31, 2001 consist of the following:
--------------------------------------------------------------------------------
(in millions)                                      March 31,      December 31,
                                                     2002             2001
--------------------------------------------------------------------------------
Finished products and work in-process              $    516         $    550
Raw materials                                           122              119
Supplies                                                 49               43
                                                   --------         --------
Total                                              $    687         $    712
                                                   ========         ========

(I)  COMPREHENSIVE INCOME

The components of comprehensive income for the three months ended March 31, 2002 and 2001, respectively, are as follows:
--------------------------------------------------------------------------------
                                                    Three Months Ended March 31,
(in millions)                                             2002        2001
--------------------------------------------------------------------------------
Net earnings                                            $    79     $    63
Other comprehensive income, net of tax:
Foreign currency translation adjustment                      (2)        (94)
Current period changes in fair value of derivative
and non-derivative instruments qualifying as hedges          12          34
Cumulative effect of accounting change                       --           6
                                                        -------     -------
Comprehensive income                                    $    89     $     9
                                                        =======     =======

(J)  TREASURY SHARES

The number of common treasury shares held by the Company were:
March 31, 2002               21,192,688
December 31, 2001            21,651,545

(K)  EARNINGS PER SHARE

The difference in common shares outstanding used in the calculation of basic and diluted earnings per common share for the three months ended March 31, 2002 and 2001 is primarily due to the effect of stock options as reflected in the reconciliation that follows:


--------------------------------------------------------------------------------------------------------
                                                                  Earnings       Shares     Per-Share
(in millions, except per share amounts)                          (Numerator)  (Denominator)   Amount
--------------------------------------------------------------------------------------------------------
2002
Earnings from continuing operations before extraordinary
item and cumulative effect of accounting change (Basic)            $    84        220.6      $    0.38
Dilutive effect of options (a)                                          --          1.1
                                                                   -------        -----
Earnings from continuing operations before extraordinary
item and cumulative effect of accounting change (Diluted)          $    84        221.7      $    0.38
                                                                   -------        -----


2001
Earnings from continuing operations before extraordinary
item and cumulative effect of accounting change (Basic)            $    48        220.0      $    0.22
Dilutive effect of options (a)                                          --          1.0
                                                                   -------        -----
Earnings from continuing operations before extraordinary
item and cumulative effect of accounting change (Diluted)          $    48        221.0      $    0.22
                                                                   -------        -----

(a) For the quarters ended March 31, 2002 and 2001, the Company had .9 million and 1.3 million, respectively of anti-dilutive options; the exercise price of the stock options was greater than the average market price for the periods ended March 31, 2002 and 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements for the year ended December 31, 2001 and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in the Company's 2001 Annual Report filed on Form 10-K with the Securities and Exchange Commission (SEC).

Within the following discussion, unless otherwise stated, "quarter" refers to the three-month period ended March 31, 2002 and "prior period" refers to the three-month period ended March 31, 2001. All comparisons are with the corresponding period in the previous year, unless otherwise stated.

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

PRO FORMA RESULTS
Pro forma results are presented to reflect 2001 results of operations as if Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" had been adopted on January 1, 2001, which ceased the amortization of goodwill and indefinite-lived intangibles effective January 1, 2002. Pro forma results exclude amortization of goodwill and indefinite-lived intangibles from prior year results of operations to provide meaningful comparisons to current year results.

CRITICAL ACCOUNTING JUDGMENTS AND ESTIMATES
In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," the Company has identified the critical accounting policies that are most important to the portrayal of the Company's financial condition and results of operations. The policies set forth below require management's most subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

     o    LITIGATION AND ENVIRONMENTAL RESERVES
          The Company is involved in litigation in the ordinary course of business, including personal injury, property damage and environmental litigation. The Company also expends significant funds for environmental remediation of both company-owned and third party locations. In accordance with Generally Accepted Accounting Principles
          (GAAP), specifically SFAS No. 5, "Accounting for Contingencies" and Statement of Position 96-1, "Environmental Remediation Liabilities", the Company records a loss and establishes a reserve for litigation or remediation when it is probable that an asset has been impaired or a liability exists and the amount of the liability can be reasonably estimated. Reasonable estimates involve judgments made by management after considering a broad range of information including: notifications, demands, or settlements which have been received from a regulatory authority or private party, estimates performed by independent engineering companies and outside counsel, available facts, existing and proposed technology, the identification of other potentially responsible parties and their ability to contribute and prior experience. These judgments are reviewed quarterly as more information is received and the amounts reserved are updated as necessary. However, the reserves may materially differ from ultimate actual liabilities if the loss contingency is difficult to estimate or if management's judgments turn out to be inaccurate. If management believes no best estimate exists, the minimum loss is accrued in accordance with GAAP.

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

          Given the complexity of estimates and broad reaching scope of the 2001 repositioning effort, actual expenses could differ from management's estimates. If actual results are different from original estimates, the Company will record additional expense or reverse previously recorded expense through the "Provision for Restructuring and Asset Impairment" line in the Statement of Consolidated Earnings. As of March 31, 2002, the Company recognized a $5 million favorable net change to the original estimate, due in part to changes in estimates for severance expense and the recognition of settlement gains. It is the Company's policy to recognize settlement gains at the time an employee's pension liability is settled. Management will continue to make adjustments if necessary as actions under the plan are carried out.

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

          The fair values of the Company's long-term investments are dependent on the performance of the Company's entities in which the Company invests, as well as volatility inherent in their external markets. In assessing potential impairment for these investments, the Company will consider these factors as well as the forecasted financial performance of its investment entities. If these forecasts are not met, the Company may have to record additional impairment charges not previously recognized.

     o    PENSION AND OTHER EMPLOYEE BENEFITS
          Certain assumptions are used in the calculation of the actuarial valuation of the Company-sponsored defined benefit pension plans and post-retirement benefits. These assumptions include the weighted average discount rate, rates of increase in compensation levels, expected long-term rates of return on assets and increases or trends in health care costs. If actual results vary from those projected by management, adjustments to the pension credit or additional expense may be required. See Notes 10 and 11 in the "Notes to Consolidated Financial Statements" of the Company's annual report filed on Form 10-K with the SEC for additional information regarding assumptions used by the Company.

     o    INVENTORY RESERVES
          The Company adjusts the value of its obsolete and unmarketable inventory to the estimated market value based upon assumptions of future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     o    GAIN ON SALE OF THE AGRICULTURAL CHEMICALS BUSINESS
          In June 2001, the Company completed the sale of its Agricultural Chemicals business to Dow AgroSciences LLC (DAS), a wholly-owned subsidiary of the Dow Chemical Company for approximately $1 billion, subject to a working capital adjustment. The working capital adjustment was not finalized as of March 31, 2002. The Company has recorded a receivable from DAS for the amount of the working capital adjustment based upon management's best estimate of the ultimate adjustment. The Company's calculation of the working capital adjustment required estimates related to the valuation of certain assets, principally accounts receivable, inventory, and rebate liabilities transferred to DAS on June 1, 2001. If the final working capital adjustment differs from management's estimate as of March 31, 2002, the Company will be required to record an adjustment to the gain on disposal of discontinued line of business initially recorded in the second quarter of 2001.

SALE OF THE AGRICULTURAL CHEMICALS BUSINESS
Following the sale of its Agricultural Chemicals business (Ag) in June 2001, the Company reported the operating results as discontinued operations in accordance with APB 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Agricultural Chemicals had been a separate major line of business in the Chemical Specialties segment. The Chemical Specialties segment was previously reported as a separate segment until January 1, 2002, when the Company changed its business segments in accordance with SFAS No. 131 due to realignment of management. For 2001, the operating results of Ag are reported separately as discontinued operations.

FORWARD-LOOKING INFORMATION
This document contains forward-looking information so that investors will have a better understanding of the Company's future prospects and make informed investment decisions. Forward-looking statements within the context of the Private Securities Litigation Reform Act of 1995 include statements anticipating future growth in sales, earnings, EBITDA and cash flows. Words such as "anticipates," "estimates," "expects," "projects," "intends," "plans," "believes," and similar language to describe prospects for future operations or financial condition identify such forward-looking statements. Forward-looking statements are based on management's assessment of current trends and circumstances, which may be susceptible to uncertainty, change or any other unforeseen development. Results could differ materially depending on such factors as change in business climate, economic and competitive uncertainties, raw material and energy costs, foreign exchange rates, interest rates, acquisitions or divestitures, risks in developing new products and technologies, changes in business strategies, or the unanticipated costs of complying with environmental and safety regulations. As appropriate, additional factors are contained in the Company's 2001 annual report filed on Form 10-K with the SEC on March 26, 2002. The Company is under no obligation to update or alter its forward-looking statements, as a result of new changes, information, future events or otherwise.

BUSINESS SEGMENTS AS OF JANUARY 1, 2002
Effective January 1, 2002, based on realignment of internal management accountability, the Company changed its reportable business segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Results of operations from prior years have been reclassified to conform to current year presentation.

The results for the year-ended December 31, 2001, as reported in the Company's annual report filed on Form 10-K with the SEC, were presented in the previously existing business segments. The following table provides a comparable view of the reporting segments applicable to 2001 versus those presented in 2002.


        BUSINESS SEGMENTS AT DECEMBER 31, 2001                 BUSINESS SEGMENTS AS OF JANUARY 1, 2002
------------------------------------------------------------------------------------------------------------
    Performance Polymers                                     Coatings
       Coatings                                                 Architectural and Functional Coatings
       Adhesives and Sealants                                   Automotive Coatings
       Plastic Additives                                        Powder Coatings
       Monomers
       Surface Finishes                                      Adhesives and Sealants
          Automotive Coatings
          Powder Coatings                                    Electronic Materials
                                                                Printed Wiring Board
                                                                Electronic and Industrial Finishes
    Chemical Specialties                                        Microelectronics
       Consumer and Industrial Specialties
       Inorganic and Specialty Solutions                     Performance Chemicals
       Ion Exchange Resins                                      Monomers
                                                                Plastic Additives
    Electronic Materials                                        Inorganic and Specialty Solutions
       Shipley Ronal                                            Consumer and Industrial Specialties
       Microelectronics                                         Ion Exchange Resins

    Salt                                                     Salt

------------------------------------------------------- ----------------------------------------------------

RESULTS OF OPERATIONS
FIRST QUARTER 2002 VERSUS FIRST QUARTER 2001

Net Sales by Business Segment and Customer Location
                                                      --------------------------
                                                             Quarter Ended
                                                               March 31,
                                                      --------------------------
 BUSINESS SEGMENT                                          2002         2001 (1)
                                                      -----------    -----------
    Coatings                                            $  425         $  426
    Adhesives and Sealants                                 147            168
    Electronic Materials                                   219            297
    Performance Chemicals                                  497            567
    Salt                                                   220            271
    Elimination of Intersegment Sales                     (127)          (157)
                                                      -----------    -----------
       Total                                            $1,381         $1,572
                                                      ===========    ===========

CUSTOMER LOCATION
    North America                                       $  880         $  971
    Europe                                                 300            358
    Asia-Pacific                                           155            190
    Latin America                                           46             53
                                                      -----------    -----------
       Total                                            $1,381         $1,572
                                                      ===========    ===========


Net Earnings from Continuing Operations by Business Segment
                                     -------------------------------------------
                                                    Quarter Ended
                                                      March 31,
                                     -------------------------------------------
                                                                    Pro Forma
BUSINESS SEGMENT                         2002          2001(1)      2001 (1,3)
                                     -----------    -----------    -------------
    Coatings                              $50            $27            $30
    Adhesives and Sealants                  1              2              4
    Electronic Materials                   11             27             31
    Performance Chemicals                  37             23             25
    Salt                                   23             18             24
    Corporate (2)                         (38)           (49)           (47)
                                     -----------    -----------    -------------
       Total                              $84            $48            $67
                                     ===========    ===========    =============


Net Earnings from Continuing Operations Excluding Non-Recurring Items (4)

                                                    Quarter Ended
                                                      March 31,
                                     -------------------------------------------
                                                                     Pro Forma
BUSINESS SEGMENT                         2002          2001 (1)      2001 (1,3)
                                     -----------    -----------    -------------
    Coatings                              $51            $27            $30
    Adhesives and Sealants                  5              2              4
    Electronic Materials                   12             27             31
    Performance Chemicals                  40             23             25
    Salt                                   23             18             24
    Corporate (2)                         (41)           (49)           (47)
                                     -----------    -----------    -------------
       Total                              $90            $48            $67
                                     ===========    ===========    =============

(1)  Reclassified to conform to current year presentation.
(2) Corporate includes non-operating items such as interest income and expense and corporate governance costs.
(3) Pro forma results exclude amortization of goodwill and indefinite-lived intangibles as if SFAS No. 142, "Goodwill and Other Intangible Assets," had been adopted on January 1, 2001.
(4)  Table of Non-Recurring Items follows:

(in millions)                                                Quarter Ended
                                                            March 31, 2002
                                                     ---------------------------
2002 Non-Recurring Items                             Before-Tax        After-Tax
------------------------                             ----------        ---------
Net earnings                                           $  117            $  79
Non-Recurring gains (losses):
Reduction of provision for restructuring and
asset impairments                                           1                1
Gain from remediation-related insurance
settlements                                                 5                3
Demolition, dismantlement and other costs
associated with restructuring                             (16)             (10)
                                                       -------           ------
   Impact on continuing operations                        (10)              (6)
Extraordinary loss on early extinguishment of
debt                                                       (7)              (5)
                                                       -------           ------
Total non-recurring (losses)                              (17)             (11)
                                                       -------           ------
Earnings excluding non-recurring items                 $  134            $  90
                                                       =======           ======

                                                            Quarter Ended
                                                            March 31, 2001
                                                     ---------------------------
2001 Non-Recurring Items                             Before-Tax        After-Tax
------------------------                             ----------        ---------
Net earnings                                           $  107            $  63
Non-recurring gains (losses):
Cumulative effect of accounting change                     (3)              (2)
Income from discontinued line of business                  29               17
                                                       -------           ------
Total non-recurring gains                                  26               15
                                                       -------           ------
Earnings excluding non-recurring items                 $   81            $   48
                                                       =======           ======


FIRST QUARTER 2002 VERSUS FIRST QUARTER 2001 - CONSOLIDATED

NET SALES
Consolidated net sales for the first quarter of 2002 were $1,381 million, 12% below prior year net sales of $1,572 million. The decrease from the prior period was driven by continued weak global demand across all businesses, of which Electronic Materials and Salt accounted for the majority of the total decline. Electronic Materials fell by $78 million, or 26%, to $219 million from record-breaking net sales of $297 million in the prior period, because of significant demand in the first quarter of 2001 for leading-edge products. A decrease of $51 million in net sales from the Salt business also contributed to the year-over-year decline due to lower demand for highway ice control salt during a mild 2002 winter in the United States and Canada. Sales for Performance Chemicals and Adhesives and Sealants fell by 12% and 13%, respectively, while Coatings remained flat compared to the prior period.

NET EARNINGS
Net earnings as reported for the first quarter of 2002 were $79 million, a 25% increase from prior period earnings of $63 million. Earnings per share on a diluted basis were $0.36 in the first quarter of 2002 compared to $0.29 in the prior period. Excluding an extraordinary loss on early extinguishment of debt of $5 million after-tax, earnings from continuing operations were $84 million or $0.38 per common share, compared to $48 million or $0.22 per diluted share for the prior period. The improvement year-over-year is due, in part, to reduced interest expense from lower debt levels and the cessation of amortization of goodwill and indefinite-lived intangibles in 2002. Additionally, improved earnings can be attributed to higher margin product mix, benefits from ongoing cost control efforts and improvement in the selling price and raw material relationship.

On a pro forma basis, excluding non-recurring items as well as amortization of goodwill and indefinite-lived intangibles as if SFAS No. 142 "Goodwill and Other Intangible Assets" had been adopted on January 1, 2001, income from continuing operations in the first quarter of 2002 increased 34% to $90 million from $67 million in the prior year period. On a pro forma basis excluding non-recurring items, Coatings and Performance Chemicals reported the most significant increases, which were tempered by the year-over-year demand decline in Electronic Materials.

GROSS PROFIT
Gross profit for the first quarter of 2002 was $441 million, a 2% decline from $452 million in the prior period. The gross profit margin for the current quarter was 32%, up from 29% in the prior period and can be attributed to higher margin product mix, benefits from ongoing cost control efforts and improvement in the selling price and raw material relationship.

SELLING, ADMINISTRATIVE AND RESEARCH (SAR) EXPENSES
SAR expenses were $268 million in the first quarter of 2002, a 3% decrease from $276 million in the first quarter of 2001. The continued emphasis on investment in technology accounted for an 11% increase in research and development spending. Offsetting this increase, selling and administrative expenses decreased by $14 million or 6% reflecting continued cost control efforts across all businesses.

INTEREST EXPENSE
Interest expense for the current quarter was $35 million, a 38% decline from $56 million in the prior period, primarily due to lower debt levels and interest rates.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES
Amortization of goodwill and other intangibles for the current quarter was $18 million, a 54% decrease from $39 million in the prior period. The decrease is a direct result of the Company's adoption of SFAS No. 142 "Goodwill and Intangible Assets" on January 1, 2002, which ceased the amortization of goodwill and indefinite-lived intangibles. Excluding amortization of goodwill and other intangibles in accordance with SFAS No. 142, amortization expense would have been $20 million in 2001 on a pro forma basis.

SHARE OF AFFILIATE NET EARNINGS
Share of affiliates net earnings decreased 50% from $2 million in the first quarter of 2001 to $1 million this quarter. The decrease is primarily due to increased ownership in a previously unconsolidated subsidiary that is now fully consolidated in 2002.

PROVISION FOR RESTRUCTURING AND ASSET IMPAIRMENTS
A gain of $1 million was reported in the provision for restructuring and asset impairments in the first quarter of 2002 and relates to the Company's 2001 repositioning initiatives. In connection with its repositioning initiatives, the Company recognized a $330 million restructuring and asset impairment charge in the second quarter of 2001. The gain recorded in the first quarter of 2002 is comprised of a $3 million pre-tax charge from changes in estimates to restructuring liabilities and a pre-tax gain of $4 million from the recognition of gains from the settlement of employee pension liabilities. It is the Company's policy to recognize settlement gains at the time an employee's pension liability is settled. The change to the restructuring liability was required as a result of changes to original estimates.

OTHER (INCOME) EXPENSE, NET
The Company reported net other income of $2 million for the current quarter compared to net other expense of $2 million in the prior period. The increase in income primarily relates to foreign currency gains.

EFFECTIVE TAX RATE
The effective tax rate for earnings from continuing operations for the first quarter of 2002 and 2001 was 32% and 41%, respectively, on an as-reported basis. The income tax rate reduction is primarily due to the cessation of goodwill amortization, the majority of which was non-deductible for tax purposes, as a result of the adoption of SFAS No. 142 "Goodwill and Intangible Assets."

FIRST QUARTER 2002 VERSUS FIRST QUARTER 2001 - BY BUSINESS SEGMENT

PRO FORMA RESULTS ARE PRESENTED BELOW TO EXCLUDE AMORTIZATION OF GOODWILL AND INDEFINITE-LIVED INTANGIBLES AS IF SFAS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS," HAD BEEN ADOPTED ON JANUARY 1, 2001.

COATINGS
Net sales from the Coatings business remained flat at $425 million in the first quarter of 2001 compared to $426 million in the prior period. However, net earnings from continuing operations were $50 million for the current quarter, an 85% increase from $27 million in the prior period and a 67% increase from $30 million compared to prior period earnings on a pro forma basis. Within Coatings, consumer markets drove increased earnings, primarily in Architectural and Automotive Coatings. In addition to segment-wide cost reduction efforts and raw material prices contributed to the positive performance. More specifically, Architectural Coatings benefited from greater demand for new product lines including the most recent generation of opaque polymers, sales of solvent free binders and growth for traffic paints along with a strong start to the North American painting season. Automotive Coatings experienced an increase in sales resulting from an increase in North American automotive production and the Company's conscious efforts to gain market share.

ADHESIVES AND SEALANTS
Adhesives and Sealants sales for the first quarter were $147 million, a decline of 13% from the prior year period of $168 million. The decline in sales primarily relates to the Company exiting the Liquid Polysulfide business at the end of 2001. Net earnings from continuing operations were $1 million in the first quarter of 2002, compared to $2 million from the prior period as reported and $4 million on a pro forma basis. Net earnings from continuing operations excluding non-recurring items were $5 million for the current quarter compared to $2 million from the prior period and $4 million on a pro forma basis. The improvement in earnings primarily results from lower raw material costs and tighter internal cost controls.

ELECTRONIC MATERIALS
Electronic Materials sales were $219 million for the current quarter, compared to $297 million, a decline of 26% from the same period in 2001. The change from prior year is exacerbated by comparison to record-level sales in the first quarter of 2001, which were driven by significant growth for leading-edge products used to make high-end semiconductor chips and sales of deep UV photoresists and chemical mechanical planarization. Business demand fell precipitously beginning in the second quarter of 2001, and then persisted at low levels for the remainder of the year. Electronic Materials began to see slight increases in demand during the first quarter of 2002. Earnings from continuing operations were $11 million in the first quarter, compared to $27 million from the prior period and $31 million on a pro forma basis.

PERFORMANCE CHEMICALS
Performance Chemicals sales for the first quarter of 2002 were $497 million, a decline of 12% from the prior period of $567 million. More specifically, sales from Monomers and Inorganic and Specialty Solutions accounted for 97% of the decrease, offset by a significant increase in sales from Plastics Additives. Net earnings from continuing operations were $37 million for the current period compared to $23 million in the prior period and $25 million on a pro forma basis. Despite lower sales, earnings increased as a result of a more profitable product mix, improved internal cost control and lower raw material costs, particularly in the Monomers business.

SALT
Salt sales for the current period were $220 million, a decline of 19% from the prior period of $271 million. Milder winter weather was the primary cause for the decline when compared to the prior period. Net earnings from continuing operations were $23 million for the first quarter of 2002 compared to $18 million from the prior period and $24 million on a pro forma basis. Due to internal cost reductions and delays in promotional spending, earnings from continuing operations declined on lower sales modestly by 4% on a pro forma basis.

CORPORATE
The corporate segment reported a loss from continuing operations in the first quarter of 2002 of $38 million, compared to a loss of $49 million as reported and a loss of $47 million on a pro forma basis in the first quarter of 2001. The decrease is primarily attributed to a reduction of $21 million in interest expense as a result of lower debt levels and interest rates compared to the prior period. This decrease is partially tempered by a reduction in pension credits of $8 million compared to the first quarter of 2001, due to transition assets which were fully amortized by December 31, 2001 and diminished economic returns from pension assets.

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

During the three months ended March 31, 2002, cash increased by $114 million as a result of cash inflows from the issuance of debt and favorable operating activities. In contrast, cash decreased during the three months ended March 31, 2001 by $21 million, as a result of seasonal payments of accounts payable and accrued liabilities, as well as cash used for acquisition activities. Additional information regarding acquisitions and divestitures can be found in Note D of the "Notes to Consolidated Financial Statements."

Net cash provided by operating activities from continuing operations was $128 million for the three months ended March 31, 2002, as compared to net cash used in operating activities from continuing operations of $47 million for the three months ended March 31, 2001, a net increase in cash generated from operating activities of $175 million. The difference in the three-month period from prior year is due to reduced cash outflows for accounts payable and accrued liabilities, due in part to cost-control efforts and a decrease in employee-related liabilities. Additionally, receivable collections and a managed reduction of inventory increased operating cash flow.

Net cash used in investing activities was $60 million in the three months ended March 31, 2002 as compared to $191 million in the three months ended March 31, 2001. The net decrease in cash used for investing activities during the three months ended March 31, 2002 was primarily the absence of acquisitions and lower capital spending of $28 million.

Net cash provided by financing activities was $46 million in the three months ended March 31, 2002 as compared to net cash provided by financing activities of $199 million in the three months ended March 31, 2001, a decrease of $153 million. Cash provided by financing activities for the first quarter of 2002 resulted primarily from the issuance of 20 billion yen (approximately $149 million), 30 year 3.50% coupon notes via a private placement. This was offset by cash used to repurchase $76 million of 7.85% debentures due on July 15, 2029. The net proceeds from short-term borrowings in the three months ended March 31, 2002 were $18 million as compared to proceeds of $245 million in the three months ended March 31, 2001, reflecting a change in the Company's financing needs.

The Company evaluates operating performance based upon several factors including free cash flow which it defines as cash provided by operating activities less capital asset spending and dividends. Free cash flows for the three months ended March 31, 2002 and 2001 were as follows (in millions):

                                               Three Months Ended
                                               ------------------
                                                   March 31,
                                             2002             2001
                                             ----             ----
Cash provided by operating activities        $128            $ (29)
Capital asset spending                        (68)             (96)
Dividends                                     (44)             (42)
                                         -----------------------------
Free cash flows                              $ 16            $(167)
                                         =============================

Total borrowings were $2,987 million and $2,898 million at March 31, 2002 and December 31, 2001, respectively. At March 31, 2002, the debt-to-capital ratio was 41% compared with 42% at the end of 2001.

On February 27, 2002 the Company issued 20 billion Yen (approximately $149 million) of 30 year 3.5% coupon notes due 2032, with interest payable semiannually on March 29th and September 29th. The maturity date is March 29, 2032, callable annually after March 2012. The proceeds from the issuance of the note will be used for general corporate purposes.

During the first quarter the Company exercised the call option, and on April 1, 2002, redeemed $38.4 million of the 9.5% notes originally due April 1, 2021. As a result, a non-recurring loss of $2 million will be recorded in the second quarter of 2002.

The Company currently anticipates capital expenditures in 2002 to be approximately $350 million. Such capital expenditures will be used primarily for the ongoing ERP implementation, construction of the Mumbai, India plant, plant expansions and costs related to plant consolidations.

The Company's short-term, primary source of liquidity will be cash flows from operations supplemented, as necessary, with commercial paper and, or bank borrowings.The Company maintains an unused credit facility with a syndicated group of banks of $500 million, committed until 2004. The commitment of this facility is not contingent upon the Company's credit rating. Management believes that the Company's financial resources will adequately meet its business requirements during the next twelve months, including planned expenditures for the improvement or expansion of its manufacturing capacity, working capital requirements and the dividend program.

On May 6, 2002 the Company's Board of Directors approved a quarterly dividend on common shares of 20 cents per common share payable June 1, 2002 to stockholders of record on May 17, 2002.

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

In Wood-Ridge, New Jersey, Morton and Velsicol Chemical Corporation ("Velsicol") have been held jointly and severally liable for the cost of remediation necessary to correct mercury-related environmental problems associated with a mercury processing plant on the site prior to its acquisition by Morton. At the date of acquisition, Morton had disclosed and accrued for certain ongoing studies, which are expected to be completed during 2002, with regulatory decisions expected by the end of 2002. In its allocation of the purchase price of Morton, the Company accrued for additional study costs at December 31, 1999 and additional remediation costs in 2000 based on the progress of the technical studies. A separate study of probable contamination in Berry's Creek, which runs near the plant site, and of the surrounding wetlands is on a timetable yet to be determined. Therefore, the estimated costs of this separate study and any resulting remediation requirements have not been considered in the allocation of the Morton purchase price. There is much uncertainty as to what will be required to address Berry's Creek but cleanup costs could be very high and the Company's share of these costs could be material. The Company's exposure will also depend upon the continued ability of Velsicol and its indemnitor, Fruit of the Loom, Inc., which has filed for protection under the bankruptcy laws, to contribute to the cost of remediation. In 2001, these parties stopped paying their share of expenses. In May 2002, the bankruptcy court approved a payment to Rohm and Haas Company of approximately $1 million. Ultimately, the Company's exposure will also depend on the results of attempts to obtain contributions from others believed to share responsibility. A cost recovery action against these responsible parties is pending in federal court. This action has been stayed pending future regulatory developments and the appeal of a summary judgment ruling in favor of one of the defendants. Settlements have been reached with some defendants for claims considered de minimis associated with the Wood-Ridge plant site.

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

The amount charged to earnings before-tax for environmental remediation was $5 million and $3 million for the three months ended March 31, 2002 and 2001, respectively. The reserves for remediation were $157 million and $156 million at March 31, 2002 and December 31, 2001, respectively, and are recorded as "other liabilities" (current and long-term). These reserves include amounts resulting from the allocation of the purchase price of Morton. The Company is pursuing lawsuits over insurance coverage for environmental liabilities. It is the Company's practice to reflect environmental insurance recoveries in results of operations for the quarter in which the litigation is resolved through settlement or other appropriate legal processes. Resolutions typically resolve coverage for both past and future environmental spending.

In addition to accrued environmental liabilities, the Company had reasonably possible loss contingencies related to environmental matters of approximately $73 million at March 31, 2002 and December 31, 2001. Further, the Company has identified other sites, including its larger manufacturing facilities, where additional future environmental remediation may be required, but these loss contingencies cannot reasonably be estimated at this time. These matters involve significant unresolved issues, including the number of parties found liable at each site and their ability to pay, the outcome of negotiations with regulatory authorities, the alternative methods of remediation and the range of costs associated with those alternatives. The Company believes that these matters, when ultimately resolved, which may be over an extended period of time, will not have a material adverse effect on the consolidated financial position or consolidated cash flows of the Company, but could have a material adverse effect on consolidated results of operations or cash flows in any given period.

NEW ACCOUNTING PRONOUNCEMENTS

GOODWILL AND OTHER INTANGIBLE ASSETS
SFAS No. 142, "Goodwill and Other Intangible Assets," is effective for fiscal years beginning after December 15, 2001. SFAS No. 142, which the Company adopted on January 1, 2002, requires the Company to cease amortization of goodwill and certain indefinite-lived intangible assets and evaluate goodwill and intangible assets for impairment. In accordance with the Statement, the Company reviewed its intangible assets in order to identify intangible assets with indefinite lives, which will no longer be amortized, and intangible assets, which may be reclassified as goodwill and thus no longer be amortized. In addition the Company is in the process of assessing the remaining useful lives of intangible assets, which will continue to be subject to amortization. As of January 1, 2002, the Company ceased amortization of goodwill and intangibles deemed to have indefinite lives and reclassed certain intangibles in accordance with the provisions of this statement.

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

In accordance with SFAS No. 142, the intangible assets, which continue to be subject to amortization, are being reviewed for impairment by the Company under SFAS No. 144. Intangible assets, which are no longer subject to amortization, are being reviewed by the Company in accordance with SFAS No. 142 in a one-step process. Impairment is measured as the amount an intangible asset's carrying value exceeds its fair value. The Company intends to complete its evaluation of intangible assets in accordance with SFAS No. 142 no later than June 30, 2002.

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

ASSET RETIREMENT OBLIGATIONS
In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. SFAS No.143 is effective for fiscal years beginning after December 15, 2002. Management is currently assessing the impact of the new standard on its financial statements.

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS
On January 1, 2002 the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. Management has assessed the impact of the new standard and determined there to be no material impact to the financial statements.

DEBT EXTINGUISHMENT, INTANGIBLE ASSETS OF MOTOR CARRIERS AND LEASE ACCOUNTING
In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Statement rescinds FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB No. 44, "Accounting for Intangible Assets of Motor Carriers." Further, the Statement amends FASB No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Management is currently assessing the impact of the new standard on the Company's financial statements.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK Management's discussion of market risk is incorporated herein by reference to Item 7a of the Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 26, 2002.

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          Exhibit 3 -- Bylaws of Rohm and Haas Company as amended May 6, 2002.

     (b)  Reports filed on Form 8-K during the quarter ended March 31, 2002.
          None.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





DATE: May 15, 2002                           ROHM AND HAAS COMPANY
--------------------------                   (Registrant)


BRADLEY J. BELL
SENIOR VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER