Form 10-Q
period 2002-06-30
ROHM & HAAS CO
filed 2002-08-13
CIK 84792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       FOR QUARTER ENDED JUNE 30, 2002       COMMISSION FILE NUMBER 1-3507


                       R O H M   A N D   H A A S   C O M P A N Y
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      DELAWARE                       23-1028370
        ------------------------------- --------------------------------
        (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)          Identification No.)


    100 INDEPENDENCE MALL WEST, PHILADELPHIA, PENNSYLVANIA           19106
    -------------------------------------------------------------------------
          (Address of principal executive offices)                 (Zip Code)


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



          Common stock outstanding at July 31, 2002: 221,073,075 SHARES

                     ROHM AND HAAS COMPANY AND SUBSIDIARIES
                                    FORM 10-Q

INDEX

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

     1. Statements of Consolidated Earnings for the three and six months ended June 30, 2002 and 2001.
     2. Statements of Consolidated Cash Flows for the six months ended June 30, 2002 and 2001.
     3.   Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001.
     4.   Notes to Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK Management's discussion of market risk is incorporated herein by reference to Item 7a of its Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 26, 2002.

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

PART I -  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

ROHM AND HAAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED EARNINGS
(unaudited)
-------------------------------------------------------------------------------------------------------
(millions of dollars, except share and per-share amounts)         Three Months          Six Months
                                                                      Ended                Ended
                                                                     June 30,             June 30,
                                                               ----------------------------------------
                                                                2002       2001       2002        2001
                                                               -------    -------    -------    -------
Net sales                                                      $ 1,457    $ 1,408    $ 2,838    $ 2,980
Cost of goods sold                                                 978      1,007      1,918      2,127
                                                               -------    -------    -------    -------
   Gross profit                                                    479        401        920        853


Selling and administrative expense                                 219        209        425        430
Research and development expense                                    66         57        128        113
Interest expense                                                    32         48         67        104
Amortization of goodwill and other intangibles (Note C)             16         40         34         78
Share of affiliate net (earnings)                                   (4)        (4)        (5)        (6)
Provision for restructuring and asset impairments (Note E)          17        330         16        330
Other (income) expense, net                                         (5)        10         (7)        12
                                                               -------    -------    -------    -------
   Earnings (loss) from continuing operations before income
     taxes, extraordinary item and cumulative effect of
     accounting change                                             138       (289)       262       (208)
Income tax expense (benefit)                                        45        (81)        85        (48)
                                                               -------    -------    -------    -------
   Earnings (loss) from continuing operations before
     extraordinary item and cumulative effect of
     accounting change                                         $    93    $  (208)   $   177    $  (160)
                                                               -------    -------    -------    -------

Discontinued operations:
   Income from discontinued line of business, net of income
     taxes                                                          --         23         --         40
   Gain (loss) on disposal of discontinued line of business,
     net of income taxes                                            (3)       428         (3)       428
                                                               -------    -------    -------    -------
      Earnings before extraordinary item and cumulative
        effect of accounting change                            $    90    $   243    $   174    $   308

Extraordinary loss on early extinguishment of debt, net of
  income taxes                                                      (1)        (1)        (6)        (1)
Cumulative effect of accounting change, net of income taxes         --         --       (773)        (2)
                                                               -------    -------    -------    -------

Net earnings (loss)                                            $    89    $   242    $  (605)   $   305
                                                               -------    -------    -------    -------
Basic earnings (loss) per common share:
   Continuing operations                                       $   .42    $  (.94)   $   .80    $  (.72)
   Income from discontinued line of business                        --        .10         --        .18
   Gain (loss) on disposal of discontinued line of business       (.01)      1.94       (.01)      1.94
   Extraordinary loss on early extinguishment of debt             (.01)      (.01)      (.03)      (.01)
   Cumulative effect of accounting change                           --         --      (3.50)      (.01)
                                                               -------    -------    -------    -------
                                                               $   .40    $  1.09    $ (2.74)   $  1.38
                                                               -------    -------    -------    -------
Diluted earnings (loss) per common share:
   Continuing operations                                       $   .42    $  (.94)   $   .80    $  (.72)
   Income from discontinued line of business                        --        .10         --        .18
   Gain (loss) on disposal of discontinued line of business       (.01)      1.94       (.01)      1.94
   Extraordinary loss on early extinguishment of debt             (.01)      (.01)      (.03)      (.01)
   Cumulative effect of accounting change                           --         --      (3.49)      (.01)
                                                               -------    -------    -------    -------
                                                               $   .40    $  1.09    $ (2.73)   $  1.38
                                                               -------    -------    -------    -------

Common dividends                                               $  0.20    $  0.20    $  0.40    $  0.40

Weighted average common shares outstanding (in millions):
      Basic                                                      220.9      220.2      220.8      220.1
      Diluted                                                    222.1      220.2      221.9      220.1

See Notes to Consolidated Financial Statements.


ROHM AND HAAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(unaudited)
--------------------------------------------------------------------------------------------------------
(millions of dollars)                                                                  Six Months Ended
                                                                                           June 30,
                                                                                      ------------------
                                                                                       2002       2001
                                                                                      -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                                                   $  (605)   $   305
Adjustments to reconcile net earnings (loss) to net
   cash provided by operating activities:
      (Gain) loss on disposal of discontinued line of business, net of income taxes         3       (428)
      Provision for restructuring and asset impairment                                     16        330
      Depreciation expense                                                                194        214
      Income from discontinued line of business, net of income taxes                       --        (40)
      Amortization of goodwill and intangibles                                             34         78
      Extraordinary loss on early extinguishment of debt, net of income taxes               6          1
      Cumulative effect of accounting change, net of income taxes                         773          2

   Changes in assets and liabilities, net of acquisitions and divestitures:
      Deferred income taxes                                                               (69)       (16)
      Accounts receivable, net                                                            (49)         3
      Inventories                                                                          --         64
      Prepaid expenses and other assets                                                    30        (71)
      Accounts payable and accrued liabilities                                            (40)      (332)
      Accrued income taxes payable                                                         42        (44)
      Other, net                                                                           30        (28)
      ---------------------------------------------------------------------------------------    -------
         Net cash provided by continuing operations                                       365         38
      ---------------------------------------------------------------------------------------    -------
         Net cash provided by discontinued operations                                      --         42
      ---------------------------------------------------------------------------------------    -------

         Net cash provided by operating activities                                        365         80
      ---------------------------------------------------------------------------------------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from/cash used for disposal of discontinued line of business               (51)     1,015
      Acquisitions/divestitures of businesses and affiliates                               (1)      (108)
      Additions to land, buildings and equipment                                         (155)      (171)
      Proceeds from hedge of net investment in foreign subsidiaries                         4         18
      ---------------------------------------------------------------------------------------    -------
         Net cash (used in) provided by investing activities                             (203)       754
      ---------------------------------------------------------------------------------------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
      Purchase of treasury shares                                                          (1)        --
      Proceeds from issuance of long-term debt                                            153         --
      Repayments of long-term debt                                                       (126)      (146)
      Net change in short-term borrowings                                                  31       (620)
      Payment of dividends                                                                (88)       (88)
      ---------------------------------------------------------------------------------------    -------
         Net cash used in financing activities                                            (31)      (854)
      ---------------------------------------------------------------------------------------    -------

Net increase (decrease) in cash and cash equivalents                                      131        (20)

Cash and cash equivalents at beginning of period                                           92         92
                                                                                      -------    -------
Cash and cash equivalents at end of period                                            $   223    $    72
                                                                                      =======    =======

See Notes to Consolidated Financial Statements.

ROHM AND HAAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------
(millions of dollars, except share amounts)
                                                           June 30,     December 31,
                                                             2002           2001
                                                           --------      ---------
                                                          (unaudited)
Assets
Current assets:
   Cash and cash equivalents                               $    223      $     92
   Receivables, net                                           1,283         1,220
   Inventories (Note H)                                         725           712
   Prepaid expenses and other assets                            358           397
                                                           --------      --------

      Total current assets                                    2,589         2,421
                                                           --------      --------

Land, buildings and equipment, net                            2,905         2,916
Goodwill, net of amortization (Note C)                        1,582         2,159
Other intangible assets, net of amortization (Note C)         1,946         2,257
Other assets                                                    597           597
                                                           --------      --------

      Total assets                                         $  9,619      $ 10,350
                                                           ========      ========

Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable                                           $    240      $    178
   Trade and other payables                                     475           520
   Accrued liabilities                                          580           560
   Accrued income taxes payable                                 282           340
                                                           --------      --------

      Total current liabilities                               1,577         1,598
                                                           --------      --------

Long-term debt                                                2,780         2,720
Employee benefits                                               601           613
Deferred income taxes                                         1,165         1,278
Other liabilities                                               255           282
Minority interest                                                18            18
Commitments and contingencies (Note F)
Stockholders' equity:

   Common stock: shares issued - 242,078,367                    605           605
   Additional paid-in capital                                 1,967         1,961
   Retained earnings                                          1,050         1,742
                                                           --------      --------
                                                              3,622         4,308
   Less: Treasury stock (Note J)                                201           208
   Less: ESOP shares                                            110           113
   Accumulated other comprehensive (loss)                       (88)         (146)
                                                           --------      --------

      Total stockholders' equity                              3,223         3,841
                                                           --------      --------

   Total liabilities and stockholders' equity              $  9,619      $ 10,350
                                                           ========      ========

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of Rohm and Haas Company (the Company) have been prepared on a basis consistent with accounting principles generally accepted in the United States of America and are in accordance with the Securities and Exchange Commission (SEC) regulations for interim financial reporting. In the opinion of management, the financial statements reflect all adjustments, which are of a normal and recurring nature, which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Certain prior year amounts have been reclassified to conform to current year presentation. These financial statements should be read in conjunction with the financial statements, accounting policies and the notes included in the Company's Annual Report filed on Form 10-K with the SEC for the year ended December 31, 2001.

(A)  NEW ACCOUNTING PRONOUNCEMENTS

o    GOODWILL AND OTHER INTANGIBLE ASSETS
     Refer to Footnote C for information related to Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets."

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

o    DEBT EXTINGUISHMENT, INTANGIBLE ASSETS OF MOTOR CARRIERS AND LEASE
     ACCOUNTING
     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement amends FASB Statement No. 13, "Accounting for Leases," and other existing authoritative pronouncements in order to make various technical corrections, clarify meanings, or describe their applicability under changed conditions and also limits the classification of debt extinguishments as extraordinary items. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Management is currently assessing the impact of the new standard on the Company's financial statements.

o    ACCOUNTING FOR EXIT OR DISPOSAL ACTIVITIES
     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance in Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. Management is currently assessing the impact of the new standard on the Company's financial statements.

(B) SEGMENT INFORMATION

Effective January 1, 2002, based on realignment of internal management accountability, the Company changed its reportable business segments (hereafter referred to as business segments) in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Results of operations from prior years have been reclassified to conform to current year presentation.

The results for the year-ended December 31, 2001, as reported in the Company's Annual Report filed on Form 10-K with the SEC, were presented in the previously existing business segments. The following table provides a comparable view of the business segments applicable to 2001 versus those presented in 2002.


        BUSINESS SEGMENTS AT DECEMBER 31, 2001        |         BUSINESS SEGMENTS AS OF JANUARY 1, 2002
------------------------------------------------------|------------------------------------------------------------
    Performance Polymers                              |       Coatings
       Coatings                                       |          Architectural and Functional Coatings *
       Adhesives and Sealants                         |          Automotive Coatings *
       Plastic Additives                              |          Powder Coatings *
       Monomers                                       |
       Surface Finishes                               |       Adhesives and Sealants *
           Automotive Coatings                        |
           Powder Coatings                            |       Electronic Materials
                                                      |          Printed Wiring Board *
                                                      |          Electronic and Industrial Finishes *
    Chemical Specialties                              |          Microelectronics *
       Consumer and Industrial Specialties            |
       Inorganic and Specialty Solutions              |       Performance Chemicals
       Ion Exchange Resins                            |          Monomers *
                                                      |          Plastic Additives *
    Electronic Materials                              |          Inorganic and Specialty Solutions *
       Shipley Ronal                                  |          Consumer and Industrial Specialties *
       Microelectronics                               |          Ion Exchange Resins *
                                                      |
    Salt                                              |       Salt *
                                                      |
                                                      |     * Designates a reporting unit for SFAS No. 142 purposes
-------------------------------------------------------------------------------------------------------------------

For additional information regarding the Company's segment information, refer to the "Net Sales by Business Segment and Customer Location" and "Net Earnings from Continuing Operations by Business Segment" tables within Management's Discussion and Analysis of Financial Condition and Results of Operations.

(C) GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with this statement, as of January 1, 2002, the Company ceased amortization of goodwill and intangible assets deemed to have indefinite lives, and reclassified certain intangible assets to goodwill, net of deferred taxes. Under SFAS No. 142, goodwill and certain indefinite-lived intangible assets are no longer amortized but instead are reviewed for impairment at least annually and are written down only in periods in which it is determined that their fair value is less than the book value.

As a result of the Company's impairment testing in connection with the adoption of SFAS No. 142, a non-cash charge of $830 million ($773 million after-tax), was reflected in the results for the six months ended June 30, 2002, as if this charge had been recorded on January 1, 2002. In future financial statement presentations, results for the three months ended March 31, 2002 will reflect the impairment charge as though it had been recorded January 1, 2002. This charge was reported as a Cumulative Effect of Accounting Change in the Statement of Consolidated Earnings. Of the impairment, $668 million pertained to goodwill and $162 million ($105 million after-tax) related to indefinite-lived intangibles assets within the Salt segment. The after-tax charge is as follows:
Coatings - $42 million; Electronic Materials - $281 million; Performance Chemicals - $230 million and Salt - $220 million. The impairment charges are primarily the result of the economic downturn over the past two years affecting growth assumptions in certain key markets. In addition, customer consolidation in some areas has led to downward pressure on pricing and volume.

GOODWILL

SFAS No. 142 requires the transitional impairment review for goodwill, as well as an annual impairment review, to be performed on a reporting unit basis. The Company has identified each of its reporting units as designated in Note B. When evaluating goodwill for impairment, SFAS No. 142 requires the Company to first compare a reporting unit's book value of net assets, including goodwill, to its fair value. Fair value was estimated based upon discounted cash flow analyses. To the extent that the book value exceeded fair value, the Company was required to perform a second step. In the second step, the Company determined "implied goodwill" by determining the fair value for the assets and liabilities of its reporting units. To the extent that a reporting unit's book value of goodwill exceeded its implied fair value, impairment existed and was recognized.

The Company's previous business combinations were accounted for using the purchase method of accounting. As of December 31, 2001, the net carrying amount of goodwill was $2,159 million. Goodwill amortization expense for the year ended December 31, 2001 was $64 million.

The changes in the carrying amount of goodwill for the six months ended June 30, 2002, by business segment, are as follows:


(in millions)                                 Adhesives      Electronic    Performance
                                   Coatings  and Sealants    Materials      Chemicals       Salt      Total
                                   --------  ------------    ---------      ---------       ----      -----
Balance as of January 1, 2002      $   330     $   458        $   529        $   393      $   449    $ 2,159
Reclassification of workforce
   intangible assets, net of
   amortization                         11           9             18              7           37         82
Impairment losses                      (42)         --           (281)          (230)        (115)      (668)
Currency gains                           3           4              2              3           --         12
Other                                   (1)         (1)            17            (17)          (1)        (3)
                                   -------     -------        -------        -------      -------    -------
Balance as of June 30, 2002        $   301     $   470        $   285        $   156      $   370    $ 1,582
                                   =======     =======        =======        =======      =======    =======

OTHER INTANGIBLE ASSETS

Other intangible assets are presented in the Consolidated Balance Sheet, as follows:

(in millions)                           June 30, 2002
                                        -------------
Indefinite-lived intangible assets            $   360
Finite-lived intangible assets                  1,586
                                        -------------
Total                                         $ 1,946
                                        =============

Indefinite-lived Intangible Assets
----------------------------------

Indefinite-lived intangible assets, which are no longer subject to amortization, were also reviewed by the Company in accordance with SFAS No. 142, in a one-step process. Impairment was recognized if the carrying value of the asset exceeded its fair value. The following table provides information regarding the Company's indefinite-lived intangible assets, which all pertain to the Company's Salt segment, as of June 30, 2002:

(in millions)                                         Strategic
                                       Tradename      Location*       Total
                                       ---------      --------        -----
Balance as of January 1, 2002            $ 408         $ 114          $ 522
Impairment loss                           (108)          (54)          (162)
                                       ---------      --------         -----
Balance as of June 30, 2002              $ 300         $  60          $ 360
                                       =========      ========        ======

* Strategic location is a specific customer-related asset that recognizes the intangible value of a customer's location to the Company's supply source

Finite-lived Intangible Assets
------------------------------

Finite-lived intangible assets are long-lived assets, other than investments, goodwill and indefinite-lived intangible assets. They are depreciated over their useful lives and are reviewed for impairment in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company evaluated such finite-lived intangible assets and determined there to be no change in circumstances that would indicate that the carrying value of any given asset may not be recoverable. The following table provides information regarding the Company's finite-lived intangible assets:


                                      At June 30, 2002                  At December 31, 2001
                             --------------------------------   ----------------------------------
(in millions)                  Gross                             Gross
                             carrying   Accumulated             carrying    Accumulated
                              amount   amortization     Net      amount    amortization      Net
                             -------   ------------   ------    --------   ------------    -------
Customer list                 $1,030      $ (80)      $  950    $1,158        $ (83)        $1,075
Tradename                        211        (20)         191       649          (46)           603
Developed technology             439        (81)         358       451          (69)           382
Workforce                         --         --           --       148          (24)           124
Patents, license agreements
  and other                      132        (45)          87       101          (28)            73
                              ------      -----       ------    ------        -----         ------
Total                         $1,812      $(226)      $1,586    $2,507        $(250)        $2,257
                              ======      =====       ======    ======        =====         ======

Amortization expense for finite-lived intangible assets was $34 million for the six months ended June 30, 2002 compared to $78 million for the six months ended June 30, 2001 for all intangible assets. Estimated amortization expense for 2002 and the five succeeding fiscal years will be approximately $68 million per year.

A reconciliation of reported earnings from continuing operations before extraordinary item and cumulative effect of accounting change and reported net earnings, as adjusted to reflect the adoption of SFAS No. 142 is as follows:


(in millions, except per share amounts)                               Three Months Ended         Six Months Ended
                                                                           June 30,                  June 30,
                                                                      --------------------------------------------
                                                                      2002          2001          2002        2001
                                                                      ----          ----          ----        ----
Reported earnings (loss) from continuing operations before
  extraordinary item and cumulative effect of accounting change       $ 93         $(208)        $  177      $(160)
Add-back amortization of goodwill and indefinite-lived intangibles      --            19             --         38
                                                                      ----         -----         ------      -----
Adjusted earnings (loss) from continuing operations before
  extraordinary item and cumulative effect of accounting change       $ 93         $(189)        $  177      $(122)
                                                                      ====         =====         ======      =====

Reported net earnings (loss)                                          $ 89         $ 242         $ (605)     $ 305
Add-back amortization of goodwill and indefinite-lived intangibles      --            19            --          38
                                                                      ----         -----         ------      -----
Adjusted net earnings (loss)                                          $ 89         $ 261         $ (605)     $ 343
                                                                      ====         =====         ======      =====

Reported basic and diluted earnings per common share from
  continuing operations before extraordinary item and
  cumulative effect of accounting change                              $.42         $(.94)        $  .80      $(.72)
Add-back amortization of goodwill and indefinite-lived intangibles      --           .08             --        .16
                                                                      ----         -----         ------      -----
Adjusted basic and diluted earnings per common share from
  continuing operations before extraordinary item and
  cumulative effect of accounting change                              $.42         $(.86)        $  .80      $(.56)
                                                                      ====         =====         ======      =====

Reported basic earnings (loss) per common share                       $.40         $1.09         $(2.74)     $1.38
Add-back amortization of goodwill and indefinite-lived intangibles      --           .08             --        .16
                                                                      ----         -----         ------      -----
Adjusted basic earnings (loss) per common share                       $.40         $1.17         $(2.74)     $1.54
                                                                      ====         =====         ======      =====

Reported diluted earnings (loss) per common share                     $.40         $1.09         $(2.73)     $1.38
Add-back amortization of goodwill and indefinite-lived intangibles      --           .08             --        .16
                                                                      ----         -----         ------      -----
Adjusted diluted earnings (loss) per common share                     $.40         $1.17         $(2.73)     $1.54
                                                                      ====         =====         ======      =====

(D) ACQUISITIONS AND DIVESTITURES

The Company had no significant acquisitions or divestitures during the six months ended June 30, 2002. The following acquisitions and divestitures were completed in 2001:

In November 2001, the Company acquired the flexible packaging adhesives business of Technical Coatings Co., a subsidiary of Benjamin Moore & Company. The acquisition includes the development, production and distribution of a full line of cold seal adhesives marketed under the COSEAL[registered trademark] trademark. The primary application of such adhesives is in flexible packaging, used mainly in the food and medical industries.

In September 2001, the Company acquired the Megum[trademark] rubber-to-metal bonding business from Chemetall GmbH (Chemetall) of Frankfurt, Germany. The acquisition included the corresponding activities of Chemetall subsidiaries in Italy and Brazil, and included the acquired technology used for the production of vibration absorption modules, used primarily in the automotive industry.

On June 1, 2001, the Company completed the sale of its Agricultural Chemicals business (Ag) to Dow AgroSciences LLC (DAS), a wholly-owned subsidiary of the Dow Chemical Company, for approximately $1 billion, subject to a purchase price adjustment. The Company recorded a gain on the sale in the amount of $679 million pre-tax ($428 million or $1.94 per share, after-tax) in June 2001. The purchase price adjustment was not finalized as of June 30, 2002, and the parties are engaged in discussions to resolve the amount in dispute. The Company recognized an adjustment to reduce the original gain on sale by $5 million pre-tax ($3 million after-tax or $0.01 per share after-tax) in the three months ended June 30, 2002. Under the terms of the agreement, the divestiture included fungicides, insecticides, herbicides, trademarks, and license to all agricultural uses of the Rohm and Haas biotechnology assets, as well as the agricultural business-related manufacturing sites located in Brazil, Colombia, France and Italy, the Company's share of the Nantong, China joint venture and the Company's assets in Muscatine, Iowa. The Company recorded the sale of Ag as discontinued operations in accordance with Accounting Principles Board (APB) No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Ag had been a separate major line of business previously reported as part of the Chemical Specialties segment and represented the Company's entire line of agricultural chemical products. The Chemical Specialties segment was previously reported as a separate segment until January 1, 2002, when the Company changed its business segments in accordance with SFAS No. 131 due to realignment of management.

The operating results of Ag have been reported separately as discontinued operations in the Statements of Consolidated Earnings for 2001. Net sales and income from discontinued operations are as follows:

        --------------------------------------------------------------
        (in millions)                                Six Months
                                                       Ended
                                                   June 30, 2001
        --------------------------------------------------------------
        Net sales                                      $ 230
        Operating income                                  65
        Income tax expense                                25
        Income from discontinued operations               40
        --------------------------------------------------------------

(E) PROVISION FOR RESTRUCTURING AND ASSET IMPAIRMENTS

In June 2001, the Company launched a repositioning initiative to enable several of its businesses to respond to structural changes in the global marketplace. In connection with its repositioning initiatives, the Company recognized a $330 million restructuring and asset impairment charge in the second quarter of 2001. The largest component of the charge related to the full and partial closure of certain manufacturing and research facilities across all business groups and included exit costs related to the Liquid Polysulfide Sealants business in Adhesives & Sealants and part of the Dyes business in Performance Chemicals. Approximately 75% of the asset write-downs were in the North American region.

Most severance costs are paid from the respective pension plans and as a result, pension-related gains are recorded as a reduction to the original restructuring charge and an increase to the pension assets when payments are made. Management estimates that the majority of the efforts have been completed, with the remaining initiatives to be finalized during the remainder of 2002.

The remaining restructuring reserves of $29 million are included in Accrued Liabilities on the Consolidated Balance Sheet and details are presented in the table below. The severance and employee benefit payments were largely funded through the Company's domestic pension plans.

(in millions)                      Balance                              Balance
                                 December 31,   Changes to              June 30,
2001 Repositioning                  2001        estimates    Payments     2002
-------------------------------------------------------------------------------
Severance and employee             $ 37            $ 2        $ (15)      $ 24
   benefit costs
Contract lease termination            6              2           (3)         5
   and other costs
                                ------------------------------------------------
                                   $ 43            $ 4        $ (18)      $ 29
                                ------------------------------------------------

As the Company completes each of its 112 initiatives, actual dollars spent for severance, contract lease termination and other costs are compared to the corresponding liability established for each initiative at June 30, 2001. Any resulting adjustment is recorded to Provision for Restructuring and Asset Impairment in the Consolidated Statement of Earnings and the restructuring liability in the Consolidated Balance Sheet is adjusted accordingly. In the three and six months ended June 30, 2002, $1 million and $4 million, respectively, were recorded as additional expense to Provision for Restructuring and Asset Impairment as changes in estimates. In addition, net gains of $1 million and $5 million, respectively, were recorded similarly in the three and six months ended June 30, 2002, offsetting the changes in estimates, primarily related to the recognition of pension settlement gains. It is the Company's policy to recognize settlement gains at the time an employee's pension liability is settled.

The 2001 restructuring charge of $330 million included severance benefits for 1,860 employees. Employees receiving severance benefits include those affected by plant closings or capacity reductions, as well as various personnel in corporate, administrative and shared service functions. As of June 30, 2002, the Company made minor revisions to the total number of positions to be affected by the original initiatives; the total number of positions was reduced by 95, of which approximately one-quarter represents positions included for the partial closure of the Amersfoort plant, located in the Netherlands. This initiative was delayed and is now outside of the 2001 repositioning efforts. An additional restructuring charge for the full closure of Amersfoort was recorded in June 2002. The remaining decrease in positions to be eliminated reflects minor modifications to original plans and estimates determined in June 2001.

The number of employees and sites affected by the 2001 repositioning efforts are as follows:


-----------------------------------------------------------------------------------------
                          Affected        Positions                     Remaining to be
                          positions       eliminated      Adjustments     eliminated
-----------------------------------------------------------------------------------------
Number of employees         1,860           1,269            (95)              496

-----------------------------------------------------------------------------------------
                                       Sites closed at                  Sites remaining
                      Sites affected    June 30, 2002   Adjustments(*)   to be closed
-----------------------------------------------------------------------------------------
Full shutdowns                  9               5             (1)                3
Partial shutdowns               9               6             --                 3

*In the second quarter of 2002, the Company made the decision to maintain a portion of Elk Grove, Illinois, one of the plants originally slated for full closure, due to excessive, unexpected costs associated with relocation of a particular product line. Accordingly, in the table presented above, this change is reflected as an adjustment from full shutdown to partial shutdown. Offsetting the adjustment of Elk Grove as a partial shutdown is the removal of the Amersfoort plant due to delayed timing which is now outside of the 2001 repositioning efforts and part of the 2002 efforts.

In June 2002, the Company recognized a restructuring and asset impairment charge of $17 million pre-tax for the full closure of two European plants, Amersfoort and Robecchetto. The $17 million charge is comprised of $12 million of machinery and equipment (representing the book value prior to write-down), which will be partially offset by $3 million of estimated proceeds, and $8 million of severance benefits for 134 employees. The majority of the employees receiving severance are located in the plants.

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

The Company considers a broad range of information when determining the amount of its remediation accruals, including available facts about the waste site, existing and proposed remediation technology and the range of costs of applying those technologies, prior experience, government proposals for this or similar sites, the liability of other parties, the ability of other principally responsible parties to pay costs apportioned to them and current laws and regulations. These accruals are assessed quarterly and updated as additional technical and legal information becomes available. However, at certain sites, the Company is unable, due to a variety of factors, to assess and quantify the ultimate extent of its responsibility for study and remediation costs. Major sites for which reserves have been provided are the non-company-owned Lipari, Woodland and Kramer sites in New Jersey, Whitmoyer in Pennsylvania and company-owned sites in Bristol and Philadelphia, Pennsylvania and Houston, Texas. The Company's 1999 Morton acquisition introduced two major sites: Moss Point, Mississippi and Wood-Ridge, New Jersey.

In Wood-Ridge, New Jersey, Morton and Velsicol Chemical Corporation (Velsicol) have been held jointly and severally liable for the cost of remediation of environmental problems associated with a mercury processing plant (Site) subsequently acquired by Morton. As of the date of acquisition of Morton by the Company, Morton had disclosed and accrued for certain ongoing studies related to the Site. Additional data gathering has delayed completion of these studies until 2003. In its allocation of the purchase price of Morton, the Company accrued for additional study costs on December 31, 1999 and additional remediation costs in 2000 based on the ongoing studies.

The Company's exposure at the Site will depend on the results of attempts to obtain contributions from others believed to share responsibility. A cost recovery action against certain parties is pending in federal court. This action has been stayed pending future regulatory developments and the appeal of a summary judgment ruling in favor of one of the defendants. Settlements have been reached with some defendants for de minimis claims associated with the Site.

The Company's exposure will also depend upon the continued ability of Velsicol and its indemnitor, Fruit of the Loom, Inc., which has filed for protection under the bankruptcy laws, to contribute to remediation costs. In 2001, these parties stopped paying their share of expenses. In May 2002, the bankruptcy court approved a payment to the Company of approximately $1 million. Also in 2002, the Department of Justice requested approval by the bankruptcy court of a settlement entered into with Velsicol, Fruit of the Loom, and other parties, which would create a fund to be used to respond to the Velsicol liabilities at several sites, including Wood-Ridge.

The Company is also in discussions with the EPA to fund up to $225,000 for a workplan for a separate study of contamination in Berry's Creek, which runs near the Site, and of the surrounding wetlands. The estimated costs of any resulting remediation of Berry's Creek were not considered in the allocation of the Morton purchase price. There is much uncertainty as to what will be required to address Berry's Creek, but cleanup costs could be very high and the Company's share of these costs could be material to the results of its operations, cash flows and consolidated financial position.

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

The amount charged to earnings pre-tax for environmental remediation was $5 million and $18 million for the six months ended June 30, 2002 and 2001, respectively. The reserves for remediation were $146 million and $156 million at June 30, 2002 and December 31, 2001, respectively, and are recorded as Other Liabilities (current and long-term) in the Consolidated Balance Sheet. These reserves include amounts resulting from the allocation of the purchase price of Morton. The Company is pursuing lawsuits over insurance coverage for environmental liabilities. It is the Company's practice to reflect environmental insurance recoveries in results of operations for the quarter in which the litigation is resolved through settlement or other appropriate legal processes. Resolutions typically resolve coverage for both past and future environmental spending. The Company settled with several of its insurance carriers and recorded income pre-tax of approximately $17 million and $4 million for the six months ended June 30, 2002 and 2001, respectively.

In addition to accrued environmental liabilities, the Company had reasonably possible loss contingencies related to environmental matters of approximately $60 million and $73 million at June 30, 2002 and December 31, 2001, respectively. Further, the Company has identified other sites, including its larger manufacturing facilities, where additional future environmental remediation may be required, but these loss contingencies cannot reasonably be estimated at this time. These matters involve significant unresolved issues, including the number of parties found liable at each site and their ability to pay, the outcome of negotiations with regulatory authorities, the alternative methods of remediation and the range of costs associated with those alternatives. The Company believes that these matters, when ultimately resolved, which may be over an extended period of time, will not have a material adverse effect on the consolidated financial position or consolidated cash flows of the Company, but could have a material adverse effect on consolidated results of operations or cash flows in any given period.

OTHER LITIGATION
There has been increased publicity about asbestos liabilities faced by manufacturing companies. As a result of the bankruptcy of most major asbestos producers, plaintiffs' attorneys are increasing their focus on peripheral defendants, including the Company. The Company believes it has adequate reserves and insurance and does not believe its asbestos exposure is material.

There are pending lawsuits filed against Morton related to employee exposure to asbestos at a manufacturing facility in Weeks Island, Louisiana with additional lawsuits expected. The Company expects that most of these cases will be dismissed because they are barred under worker's compensation laws; however, cases involving asbestos-caused malignancies may not be barred under Louisiana law. Subsequent to the Morton acquisition, the Company commissioned medical studies to estimate possible future claims and recorded accruals based on the results. Morton has also been sued in connection with the former Friction Division of the former Thiokol Corporation, which merged with Morton in 1982. Settlements to date total $350,000 and many cases have closed with no payment. These cases are fully insured. In addition, like most manufacturing companies, the Company has been sued, generally as one of many defendants, by non-employees who allege exposure to asbestos on the Company premises.

The Company and its subsidiaries are also parties to litigation arising out of the ordinary conduct of its business. Recognizing the amounts reserved for such items and the uncertainty of the ultimate outcomes, it is the Company's opinion that the resolution of all these pending lawsuits, investigations and claims will not have a material adverse effect, individually or in the aggregate, upon the results of operations, cash flows and the consolidated financial position of the Company.

(G)  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

As discussed in the Company's Annual Report filed on Form 10-K with the SEC, the Company adopted, as of January 1, 2001, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which establishes a model for the accounting and reporting of derivative hedging instruments. Using market valuations for derivatives held as of December 31, 2000, the Company, as of January 1, 2001, recorded a $6 million after-tax cumulative income effect to Accumulated Other Comprehensive (Loss) and a charge to Net Earnings (Loss) of $2 million after-tax, to recognize at fair value all derivative instruments.

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

A reconciliation of current period changes, net of applicable income taxes, within Accumulated Other Comprehensive (Loss), due to the use of derivative and non-derivative instruments qualifying as hedges, is as follows:

(in millions)                                           Three Months  Six Months
                                                           Ended        Ended
                                                        ------------------------
                                                             June 30, 2002
                                                        ------------------------
Accumulated gain on derivatives at beginning of period     $ 48         $ 37
Current period changes in fair value                        (70)         (57)
Reclassification of income to earnings, net                  (1)          (3)
                                                        ------------------------
Accumulated loss on derivatives at June 30, 2002           $(23)        $(23)
                                                        ========================

Comprehensive Income (Loss) for the three and six month periods ended June 30, 2002 has been reconciled as detailed in Note I, and includes, as a component, the results of the Company's hedging activities.

Additional disclosures required by SFAS No. 133, as amended, are provided in the following paragraphs by respective hedging objective.

The Company utilizes foreign exchange option and forward contracts to reduce the variability in the functional-currency-equivalent cash flows associated with foreign currency denominated forecasted transactions. These foreign exchange hedging contracts are designated as foreign currency cash flow hedges. Gains and losses on these instruments are recorded as Accumulated Other Comprehensive
(Loss) until the underlying transactions are recorded into earnings. The amount reclassified to earnings from Accumulated Other Comprehensive (Loss) was an immaterial gain for the three months ended June 30, 2002 and a $4 million gain after-tax for the six months ended June 30, 2002. At June 30, 2002, an accumulated loss of $4 million after-tax was recorded within Accumulated Other Comprehensive (Loss) and will be reclassified to earnings over the next four quarters and will vary as a result of changes in market conditions.

The Company uses natural gas and propylene swap agreements for hedging purposes to reduce the effects of changing raw material prices. These commodity swap agreements are designated as cash flow hedges. Gains and losses on these instruments are recorded as Accumulated Other Comprehensive (Loss) until the underlying transactions are recorded into earnings. The amount reclassified to earnings and recorded as Cost of Goods Sold was a $1 million gain after-tax for the three months ended June 30, 2002 and a $1 million charge after-tax for the six months ended June 30, 2002. At June 30, 2002, a $2 million gain after-tax was included within Accumulated Other Comprehensive (Loss), which is expected to be reclassified to earnings over the next three quarters. The actual amounts to be reclassified to earnings will differ as a result of changes in market conditions.

The Company uses cross-currency interest rate swaps, foreign exchange forward and collar contracts and non-derivative instruments to hedge the foreign currency exposures of the Company's net investments in foreign operating units. The use of collar contracts commenced in the second quarter of 2002. These transactions are designated as hedges of net investments. The effective portion of changes in fair values of hedges, recorded within Accumulated Other Comprehensive (Loss), amounted to a $21 million loss after-tax at June 30, 2002. The amount excluded from the measure of effectiveness on these net investment hedges increased interest expense by $1 million pre-tax for the six month period ended June 30, 2002.

As of June 30, 2002, the Company maintained hedge positions that were effective as hedges from an economic perspective but did not qualify for hedge accounting under SFAS No. 133, as amended. Such hedges consisted primarily of emerging market foreign currency option and forward contracts, and were marked-to-market resulting in an immaterial impact on earnings.

(H) INVENTORIES

Inventories consist of the following:
-----------------------------------------------------------------------------
(in millions)                                     June 30,       December 31,
                                                    2002            2001
-----------------------------------------------------------------------------
Finished products and work in-process               $554            $550
Raw materials                                        119             119
Supplies                                              52              43
                                                  ---------------------------
Total                                               $725            $712
                                                  ===========================

(I) COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

(in millions)                                               Three Months Ended       Six Months Ended
                                                                 June 30,                June 30,
                                                            ------------------       -----------------
                                                              2002      2001          2002       2001
                                                            ------------------       -----------------
Net earnings (loss)                                           $ 89      $242         $(605)      $ 305

Other comprehensive income, (loss) net of tax:
Foreign currency translation adjustment                        118       (35)          115        (129)
Current period changes in fair value of derivative
   and non-derivative instruments qualifying as hedges         (70)       (1)          (57)         33
Cumulative effect of accounting change                          --        --            --           6
                                                              ----      ----         -----       -----
Comprehensive income (loss)                                   $137      $206         $(547)      $ 215
                                                              ====      ====         =====       =====

(J) TREASURY SHARES

The number of common treasury shares held by the Company were:

June 30, 2002                21,046,296
December 31, 2001            21,651,545

(K) EARNINGS PER SHARE

The difference in common shares outstanding used in the calculation of basic and diluted earnings per common share are primarily due to the effect of stock options as reflected in the reconciliation that follows:


                                                  Three Months Ended June 30,                Six Months Ended June 30,
                                            ---------------------------------------   ---------------------------------------
(in millions, except per-share amounts)      Earnings                        Per-       Earnings                        Per-
                                              (Loss)          Shares        Share        (Loss)          Shares        Share
                                            (Numerator)    (Denominator)    Amount     (Numerator)   (Denominator)     Amount
-----------------------------------------------------------------------------------   ---------------------------------------
2002
Earnings from continuing operations
   before extraordinary item and cumulative
   effect of accounting change (Basic)         $  93           220.9        $ 0.42       $ 177           220.8         $ 0.80
Dilutive effect of options (a)                    --             1.2                        --             1.1
Earnings from continuing operations
   before extraordinary item and cumulative ----------------------------               ---------------------------
   effect of accounting change (Diluted)       $  93           222.1        $ 0.42       $ 177           221.9         $ 0.80

2001
Loss from continuing operations
   before extraordinary item and cumulative
   effect of accounting change (Basic)         $(208)          220.2        $(0.94)      $(160)          220.1         $(0.72)
Dilutive effect of options (a)                    --              --                        --              --
Loss from continuing operations
   before extraordinary item and cumulative ----------------------------               ---------------------------
   effect of accounting change (Diluted)       $(208)          220.2        $(0.94)      $(160)          220.1         $(0.72)

(a) At June 30, 2002 and 2001, the Company had .7 million and 4.6 million, respectively, of anti-dilutive options; the exercise price of these stock options was greater than the average market price for the periods ended June 30, 2002 and 2001.

(L) SUBSEQUENT EVENT

On August 2, 2002, the Company entered into an agreement to acquire the European assets of Ferro Corporation's Powder Coatings business for approximately $60 million. Ferro Corporation's Powder Coatings business produces materials used mostly by manufacturers of metal products to finish products like automotive wheels, home appliances and window frames.

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

Within the following discussion, unless otherwise stated, "quarter" and "six month period," refers to the three and six month periods ended June 30, 2002, respectively, and "prior period" refers to comparisons with the corresponding period in the previous year, unless otherwise stated.

Earnings (losses) from continuing operations before extraordinary item and cumulative effect of accounting change are abbreviated as "Earnings (losses) from continuing operations" within the MD&A and "Notes to Consolidated Financial Statements."

NON-RECURRING ITEMS
Non-recurring items represent gains or losses arising from events or transactions that are unusual in nature, occur infrequently or satisfy the definition of an extraordinary item in accordance with Accounting Principles Board Opinion (APB) No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Unless otherwise indicated, the impact of non-recurring items on operations within the context of the MD&A is stated net of tax.

PRO FORMA RESULTS
Pro forma results are presented to reflect 2001 results of operations as if Statement of Financial Accounting Standard (SFAS) No. 142 "Goodwill and Other Intangible Assets" had been adopted on January 1, 2001, which ceased the amortization of goodwill and indefinite-lived intangibles effective January 1, 2002. Pro forma results exclude amortization of goodwill and indefinite-lived intangibles from prior year results of operations to provide meaningful comparisons to current year results.

GOODWILL AND OTHER INTANGIBLE ASSETS
As a result of the Company's impairment testing in connection with the adoption of SFAS No. 142, a non-cash charge of $830 million ($773 million after-tax), was reflected in the results for the six months ended June 30, 2002, as if this charge had been recorded on January 1, 2002. In future financial statement presentations, results for the three months ended March 31, 2002 will reflect the impairment charge as though it had been recorded January 1, 2002. The after-tax charge of $773 million by segment is as follows: Coatings - $42 million; Electronic Materials - $281 million; Performance Chemicals - $230 million and Salt - $220 million.

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

     o    LITIGATION AND ENVIRONMENTAL RESERVES
          The Company is involved in litigation in the ordinary course of business, including personal injury, property damage and environmental litigation. The Company also expends significant funds for environmental remediation of both company-owned and third party locations. In accordance with Generally Accepted Accounting Principles
          (GAAP), specifically SFAS No. 5, "Accounting for Contingencies" and Statement of Position 96-1, "Environmental Remediation Liabilities," the Company records a loss and establishes a reserve for litigation or remediation when it is probable that an asset has been impaired or a liability exists and the amount of the liability can be reasonably estimated. Reasonable estimates involve judgments made by management after considering a broad range of information including: notifications, demands, or settlements which have been received from a regulatory authority or private party, estimates performed by independent engineering companies and outside counsel, available facts, existing and proposed technology, the identification of other potentially responsible parties and their ability to contribute and prior experience. These judgments are reviewed quarterly as more information is received and the amounts reserved are updated as necessary. However, the reserves may materially differ from ultimate actual liabilities if the loss contingency is difficult to estimate or if management's judgments turn out to be inaccurate. If management believes no best estimate exists, the minimum loss is accrued in accordance with GAAP.

     o    RESTRUCTURING
          In June 2001, the Company recorded a $330 million restructuring and asset impairment charge in connection with its 2001 repositioning efforts, of which $82 million represented restructuring charges. The repositioning effort consisted of 112 separate initiatives affecting all business groups across the Company. As of June 30, 2002, the majority of these efforts were complete, with the remainder to be finalized before year-end 2002. The $82 million of restructuring included $71 million of severance termination benefits for 1,860 employees affected by plant closings or capacity reductions, as well as various personnel in corporate, administrative and shared service functions. Severance termination benefits were based on various factors including length of service, contract provisions and salary levels. Management estimated the restructuring charge based on these factors as well as projected final service dates.

          Given the complexity of estimates and broad reaching scope of the 2001 repositioning effort, actual expenses could differ from management's estimates. If actual results are different from original estimates, the Company will continue to record additional expense or reverse previously recorded expense through the Provision for Restructuring and Asset Impairments line in the Statement of Consolidated Earnings. As of June 30, 2002, the Company recognized a $5 million favorable net change to the original estimate, due in part to changes in estimates for severance expense and the recognition of settlement gains. It is the Company's policy to recognize settlement gains at the time an employee's pension liability is settled. Management will continue to make adjustments if necessary as actions under the plan are implemented.

     o    VALUATION OF LONG-LIVED ASSETS
          The Company's long-lived assets include land, buildings, equipment, long-term investments, goodwill, indefinite-lived intangible assets and other intangible assets. Long-lived assets, other than investments, goodwill and indefinite-lived intangible assets, are depreciated over their estimated useful lives, and are reviewed for impairment in accordance with SFAS No. 144 whenever changes in circumstances indicate the carrying value may not be recoverable. Goodwill and indefinite-lived intangible assets are reviewed annually each May for impairment under the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets." In conjunction with the Company's 2001 repositioning efforts and the adoption of SFAS No. 142, $245 million and $830 million ($773 million after-tax), respectively, in assets were deemed impaired and written-off based on estimated fair value assumptions. Fair values are estimated based upon forecasted cash flows discounted to present value. If actual cash flows or discount rate estimates change, the Company may have to record additional impairment charges not previously recognized (see Note C).

          The fair values of the Company's long-term investments are dependent on the performance of the entities in which the Company invests, as well as volatility inherent in their external markets. In assessing potential impairment for these investments, the Company will consider these factors as well as the forecasted financial performance of its investment entities. If these forecasts are not met, the Company may have to record additional impairment charges not previously recognized.

     o    PENSION AND OTHER EMPLOYEE BENEFITS
          Certain assumptions are used in the calculation of the actuarial valuation of the Company-sponsored defined benefit pension plans and post-retirement benefits. These assumptions include the weighted average discount rate, rates of increase in compensation levels, expected long-term rates of return on assets and increases or trends in health care costs. If actual results vary from those projected by management, adjustments to the pension credit or additional expense may be required in future periods. See Notes 10 and 11 in the "Notes to Consolidated Financial Statements" of the Company's Annual Report filed on Form 10-K with the SEC for additional information regarding assumptions used by the Company.

     o    GAIN ON SALE OF THE AGRICULTURAL CHEMICALS BUSINESS
          In June 2001, the Company completed the sale of its Agricultural Chemicals business to Dow AgroSciences LLC (DAS), a wholly-owned subsidiary of the Dow Chemical Company for approximately $1 billion, subject to a purchase price adjustment. The purchase price adjustment was not finalized as of June 30, 2002, and the parties are engaged in discussions to resolve the amount in dispute. The Company recognized an adjustment to reduce the original gain on sale by $5 million pre-tax ($3 million after-tax or $0.01 per share after-tax) in the three months ended June 30, 2002. Accordingly, the Company has adjusted the receivable from DAS for the remaining amount of the purchase price adjustment, which represents management's best estimate of the final receivable. The Company's calculation of the purchase price adjustment required estimates related to the valuation of certain assets, principally accounts receivable, inventory, and rebate liabilities transferred to DAS on June 1, 2001. If the final receivable differs from management's current estimate, the Company will record an additional adjustment to the gain on disposal of discontinued line of business.

SALE OF THE AGRICULTURAL CHEMICALS BUSINESS
Following the sale of its Agricultural Chemicals business (Ag) in June 2001, the Company reported the operating results as discontinued operations in accordance with APB No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Ag had been a separate major line of business in the Chemical Specialties segment. The Chemical Specialties segment was previously reported as a separate segment until January 1, 2002, when the Company changed its business segments in accordance with SFAS No. 131 due to realignment of management. For 2001, the operating results of Ag are reported separately as discontinued operations.

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

The results for the year-ended December 31, 2001, as reported in the Company's Annual Report filed on Form 10-K with the SEC, were presented in the previously existing business segments. The following table provides a comparable view of the business segments applicable to 2001 versus those presented in 2002.


        BUSINESS SEGMENTS AT DECEMBER 31, 2001      |       BUSINESS SEGMENTS AS OF JANUARY 1, 2002
----------------------------------------------------|---------------------------------------------------------
    Performance Polymers                            |     Coatings
       Coatings                                     |        Architectural and Functional Coatings *
       Adhesives and Sealants                       |        Automotive Coatings *
       Plastic Additives                            |        Powder Coatings *
       Monomers                                     |
       Surface Finishes                             |     Adhesives and Sealants *
           Automotive Coatings                      |
           Powder Coatings                          |     Electronic Materials
                                                    |        Printed Wiring Board *
                                                    |        Electronic and Industrial Finishes *
    Chemical Specialties                            |        Microelectronics *
       Consumer and Industrial Specialties          |
       Inorganic and Specialty Solutions            |     Performance Chemicals
       Ion Exchange Resins                          |        Monomers *
                                                    |        Plastic Additives *
    Electronic Materials                            |        Inorganic and Specialty Solutions *
       Shipley Ronal                                |        Consumer and Industrial Specialties *
       Microelectronics                             |        Ion Exchange Resins *
                                                    |
    Salt                                            |     Salt *
                                                    |
                                                    | * Designates a reporting unit for SFAS No. 142 purposes
--------------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Net Sales by Business Segment and Customer Location

(in millions)                          Three Months Ended   Six Months Ended
                                            June 30,             June 30,
                                       ----------------     ----------------
BUSINESS SEGMENT                        2002    2001 (1)    2002    2001 (1)
                                       ----------------     ----------------
   Coatings                            $  508    $  492    $  933    $  918
   Adhesives and Sealants                 153       159       300       327
   Electronic Materials                   257       230       476       527
   Performance Chemicals                  569       567     1,066     1,134
   Salt                                   130       131       350       402
   Elimination of Intersegment Sales     (160)     (171)     (287)     (328)
                                       ------    ------    ------    ------
      Total                            $1,457    $1,408    $2,838    $2,980
                                       ======    ======    ======    ======

CUSTOMER LOCATION
   North America                       $  895    $  882    $1,775    $1,853
   Europe                                 332       322       632       680
   Asia-Pacific                           178       151       333       341
   Latin America                           52        53        98       106
                                       ------    ------    ------    ------
      Total                            $1,457    $1,408    $2,838    $2,980
                                       ======    ======    ======    ======

Net Earnings (Losses) from Continuing Operations by Business Segment


(in millions)                Three Months Ended June 30,         Six Months Ended June 30,
                             ---------------------------     ---------------------------------
                                               Pro Forma                             Pro Forma
BUSINESS SEGMENT             2002    2001(1)   2001 (1,3)    2002(4)     2001(1)     2001 (1,3)
                             ---------------------------     ---------------------------------
   Coatings                  $ 68     $  23      $  26        $ 118       $  50        $  56
   Adhesives and Sealants      (6)      (76)       (74)          (5)        (74)         (70)
   Electronic Materials        23       (22)       (18)          34           5           13
   Performance Chemicals       40       (47)       (44)          78         (24)         (19)
   Salt                         2       (14)        (8)          25           4           16
   Corporate (2)              (34)      (72)       (71)         (73)       (121)        (118)
                            ----------------------------     ---------------------------------
      Total                  $ 93     $(208)     $(189)       $ 177       $(160)       $(122)
                             ===========================      ================================

Net Earnings from Continuing Operations Excluding Non-Recurring Items (5)


(in millions)                Three Months Ended June 30,       Six Months Ended June 30,
                            ----------------------------    ----------------------------------
                                               Pro Forma                            Pro Forma
BUSINESS SEGMENT             2002    2001(1)   2001 (1,3)    2002       2001(1)     2001 (1,3)
                            ----------------------------    ----------------------------------
Coatings                     $ 69     $ 55       $ 58        $120        $ 82         $ 88
Adhesives and Sealants          6        7          9          11           9           13
Electronic Materials           23        2          6          35          29           37
Performance Chemicals          48       28         31          88          51           56
Salt                            2       (3)         3          25          15           27
Corporate (2)                 (38)     (41)       (40)        (79)        (90)         (87)
                            ----------------------------    ----------------------------------
   Total                     $110     $ 48       $ 67        $200        $ 96         $134
                            ============================    ==================================

(1)  Reclassified to conform to current year presentation.
(2) Corporate includes non-operating items such as interest income and expense and corporate governance costs.
(3) Pro forma results exclude amortization of goodwill and indefinite-lived intangibles.
(4) Results for the six months ended June 30, 2002 include an impairment charge for goodwill and indefinite-lived intangible assets in accordance with SFAS No. 142 reported as a cumulative change in accounting principle. The impairment is reflected in the six months ended June 30, 2002 as though it had been recorded January 1, 2002. The after-tax charge of $773 million by segment is as follows: Coatings - $42 million; Electronic Materials - $281 million; Performance Chemicals - $230 million and Salt - $220 million.
(5)  Table of Non-Recurring Items follows:


(in millions)                                Three Months Ended    Six Months Ended
                                                June 30, 2002        June 30, 2002
                                             ---------------------------------------
2002 Non-Recurring Items                                 After-               After-
------------------------                      Pre-Tax     Tax     Pre-Tax      Tax
                                             ---------------------------------------
Net earnings (loss)                            $131      $ 89      $(582)     $(605)
NON-RECURRING ITEMS:
Gain from remediation-related insurance
   settlements                                   11         7          16        10
Provision for restructuring and asset
   impairments                                  (17)      (11)        (16)      (10)
Demolition, dismantlement and other
   costs associated with restructuring          (18)      (13)        (34)      (23)
                                             ---------------------------------------
      Impact on continuing operations           (24)      (17)        (34)      (23)
                                             ---------------------------------------
Loss on disposal of discontinued line of
   business                                      (5)       (3)         (5)       (3)
Extraordinary loss on early
   extinguishment of debt                        (2)       (1)         (9)       (6)
Cumulative effect of accounting change           --        --        (830)     (773)
                                             ---------------------------------------
Total non-recurring items                       (31)      (21)       (878)     (805)
                                             ---------------------------------------
Earnings excluding non-recurring items         $162      $110       $ 296     $ 200
                                             =======================================


(in millions)                                Three Months Ended    Six Months Ended
                                                June 30, 2001        June 30, 2001
                                             ---------------------------------------
2001 Non-Recurring Items                                 After-               After-
------------------------                      Pre-Tax     Tax     Pre-Tax      Tax
                                             ---------------------------------------
Net earnings                                  $ 424     $ 242      $ 531      $ 305
NON-RECURRING ITEMS:
Remediation related charges, net of
   insurance settlements                        (14)       (8)       (14)        (8)
Provision for restructuring and asset
   impairments                                 (330)     (233)      (330)      (233)
Asset write-downs, integration and other
   restructuring                                (26)      (15)       (26)       (15)
                                             ---------------------------------------
      Impact on continuing operations          (370)     (256)      (370)      (256)
                                             ---------------------------------------
Income from discontinued line of
   business                                      36        23         65         40
Gain on disposal of discontinued line of
   business                                     679       428        679        428
                                             ---------------------------------------
      Discontinued operations                   715       451        744        468
                                             ---------------------------------------
Extraordinary loss on early
   extinguishment                                (2)       (1)        (2)        (1)
Cumulative effect of accounting change           --        --         (3)        (2)
                                             ---------------------------------------
Total non-recurring items                       343       194        369        209
                                             ---------------------------------------
Earnings excluding non-recurring items        $  81     $  48      $ 162      $  96
                                             =======================================

SECOND QUARTER 2002 VERSUS SECOND QUARTER 2001 - CONSOLIDATED

NET SALES
Consolidated net sales for the second quarter of 2002 were $1,457 million, a 3% increase of $49 million from prior period net sales of $1,408 million. Electronic Materials and Coatings accounted for 88% of the increase over the prior period. Net sales from Electronic Materials increased by $27 million, or 12%, to $257 million from net sales of $230 million in the prior period, driven by improved demand for new products and advanced technologies. Net sales from Coatings increased $16 million, or 3%, to $508 million in the second quarter of 2002 due to higher demand in the paint sector, primarily in consumer markets and stronger new car production in North America. Net sales for Performance Chemicals and Salt remained flat compared to the prior period while sales for Adhesives and Sealants decreased 4% to $153 million in the current period, primarily due to the Company exiting the Liquid Polysulfide business at the end of 2001.

NET EARNINGS
Net earnings as reported for the second quarter of 2002 were $89 million, a 63% decline from prior period net earnings of $242 million. Earnings per share on a diluted basis were $0.40 in the second quarter of 2002 compared to a $1.09 in the prior period. Earnings from continuing operations before extraordinary item and cumulative effect of accounting change were $93 million, or $0.42 per common share, compared to a loss of $208 million or $0.94 per diluted share for the prior period driven by a $330 million restructuring and asset impairment charge in 2001. Improved earnings can be attributed to increased sales of higher margin products, increased volumes and the positive impact of ongoing cost controls. Additional factors contributing to the increase from prior period include reduced interest expense in the amount of $11 million after-tax and the cessation of amortization of goodwill and indefinite-lived intangibles in 2002, which contributed $19 million after-tax.

On a pro forma basis, excluding non-recurring items, as well as amortization of goodwill and indefinite-lived intangibles, earnings from continuing operations in the second quarter of 2002 increased 64% to $110 million from $67 million in the prior period. Improved earnings can be attributed to increased sales of higher margin products, increased volumes and the positive impact of ongoing cost controls.

GROSS PROFIT
Gross profit for the second quarter of 2002 was $479 million, a 19% increase from $401 million in the prior period. The gross profit margin for the current quarter was 33%, up from 28% in the prior period and can be attributed to higher margin product mix and benefits from ongoing cost control efforts.

SELLING, ADMINISTRATIVE AND RESEARCH (SAR) EXPENSES
SAR expenses were $285 million in the second quarter of 2002, an increase of $19 million or 7% from $266 million in the second quarter of 2001. The continued emphasis on investment in technology accounted for the increase in research and development spending. Selling and administrative expenses increased by $10 million and is attributed to the impact of increased compensation, health benefit expenses and lower pension credits.

INTEREST EXPENSE
Interest expense for the current quarter was $32 million, a 33% decline from $48 million in the prior period, primarily due to lower effective interest rates and lower debt levels.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS
Amortization of goodwill and other intangible assets for the current quarter was $16 million, a 60% decrease from $40 million in the prior period. The decrease is a direct result of the Company's adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002, which ceased the amortization of goodwill and indefinite-lived intangibles. Excluding amortization of goodwill and other intangibles in accordance with SFAS No. 142, amortization expense would have been $21 million in 2001 on a pro forma basis.

SHARE OF AFFILIATE NET EARNINGS
Share of affiliate net earnings remained flat at $4 million in the second quarter of 2002 and 2001.

PROVISION FOR RESTRUCTURING AND ASSET IMPAIRMENTS
The Company recognized a $17 million restructuring and asset impairment charge in the second quarter of 2002 for the full closure of two European plants, Robechetto and Amersfoort. The $17 million charge is comprised of impairments of $12 million of machinery and equipment (representing the book value prior to the write-down) which will be partially offset by $3 million of estimated proceeds, and $8 million of severance and employee benefit payments.

In connection with its 2001 repositioning initiatives, the Company recognized a $330 million restructuring and asset impairment charge in the second quarter of 2001.

OTHER (INCOME) EXPENSE, NET
The Company reported net other income of $5 million for the current quarter compared to net other expense of $10 million in the prior period. The current period includes environmental-related insurance recoveries while the prior period is primarily comprised of environmental remediation, insurance, legal and other costs.

EFFECTIVE TAX RATE
The effective tax rate for earnings from continuing operations of $93 million for the second quarter of 2002 was 33%. The loss from continuing operations of $208 million for the second quarter of 2001 included a tax benefit of $81 million, a 28% effective tax rate. This reflects the impact of a 29% tax rate on the $330 million loss provision for restructuring and asset impairment in 2001, which included non-deductible restructuring expenses. Results of operations in 2001 also included non-deductible goodwill amortization expense, which ceased in 2002 with the adoption of SFAS No. 142 as of January 1, 2002.

SECOND QUARTER 2002 VERSUS SECOND QUARTER 2001 - BY BUSINESS SEGMENT

PRO FORMA RESULTS ARE PRESENTED BELOW TO EXCLUDE AMORTIZATION OF GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS.

COATINGS
Net sales from Coatings were $508 million in the second quarter of 2002 an increase of 3% from $492 million in the prior period with Architectural and Functional Coatings and Automotive Coatings reporting increases from the prior period of 4% and 7%, respectively. Net earnings from continuing operations were $68 million for the current quarter, as compared to $23 million in the prior period. The difference was driven primarily by restructuring and asset impairment charges recognized in the prior period in connection with the 2001 repositioning efforts. Excluding non-recurring items, net earnings were $69 million for the current quarter, a 19% increase from $58 million on a pro forma basis. Within Coatings, consumer markets in Architectural and Functional Coatings continue to drive increased earnings. Architectural and Functional Coatings saw strong demand in consumer paint sales with the launch of new products, such as formaldehyde free insulation binder, as well as higher demand for lightweight coated paper driven by increased advertising and printing of catalogue inserts. Automotive Coatings experienced an increase in net sales resulting from an increase in North American automotive production.

ADHESIVES AND SEALANTS
Adhesives and Sealants net sales for the second quarter were $153 million, a decline of 4% from prior year net sales of $159 million. The decline in net sales primarily relates to the Company exiting the Liquid Polysulfide business at the end of 2001; on a comparable basis net sales increased 6% from the prior period due to increased demand for flexible packaging, more environmentally friendly adhesives and interior trim adhesives. Net losses from continuing operations were $6 million in the second quarter of 2002, compared to a loss of $76 million from the prior period. The difference was driven primarily by restructuring and asset impairment charges recognized in the prior period in connection with the 2001 repositioning efforts. Net earnings from continuing operations excluding non-recurring items were $6 million for the current quarter compared to $9 million on a pro forma basis. The decrease is primarily due to research and engineering costs associated with the redesign of its manufacturing and laboratory footprint.

ELECTRONIC MATERIALS
Electronic Materials net sales were $257 million for the current quarter, compared to $230 million in the prior period, an increase of 12%. The increase is attributable to demand for new products and advanced technologies, such as chemical mechanical planarization, anti-reflective coatings, deep ultra-violet photoresists and advanced packaging. Earnings from continuing operations were $23 million in the second quarter, compared to a net loss of $22 million from the prior period. The difference was primarily driven by restructuring and asset impairment charges recognized in the prior period in connection with the 2001 repositioning efforts. Excluding non-recurring items, net earnings were $23 million for the current quarter compared to $6 million on a pro forma basis. Earnings increased as a result of the increase in demand, an increase in capacity utilization and improved internal cost control.

PERFORMANCE CHEMICALS
Performance Chemicals net sales for the second quarter of 2002 increased slightly to $569 million from prior period net sales of $567 million. Net sales from Plastics Additives increased by 14% from the prior period due to a combination of factors including good demand in all regions and share gains due to new product introduction. Net sales from Inorganic and Specialty Solutions decreased from the prior period primarily from the Company's repositioning efforts to discontinue the Organics business and restructure the Dyes business. Net sales from Consumer and Industrial Specialties remain flat from the prior period. Net earnings from continuing operations were $40 million for the current period compared to a net loss of $47 million in the prior period. The difference was primarily driven by restructuring and asset impairment charges recognized in the prior period in connection with the 2001 repositioning efforts. Excluding non-recurring items, net earnings were $48 million for the current quarter, a 55% increase on a pro forma basis. The earnings increase was driven primarily by Plastic Additives, Monomers and Ion Exchange Resins due to operational leverage on higher sales.

SALT
Salt net sales for the current period remained flat at $130 million compared to $131 million in the prior period. Net earnings from continuing operations were $2 million for the second quarter of 2002 an increase from a net loss of $14 million in the prior period due to charges incurred in the prior period in connection with the 2001 repositioning efforts. Excluding non-recurring items, net earnings were $2 million for the current quarter, a 33% decrease on a pro forma basis. The earnings decrease is primarily due to manufacturing variances attributable to high ice control inventory carry-over as a result of the mild 2001 winter.

CORPORATE
Corporate reported a loss from continuing operations in the second quarter of 2002 of $34 million, compared to a loss of $72 million as reported and a loss of $71 million on a pro forma basis in the second quarter of 2001. The decrease is primarily attributed to charges incurred in the prior period in connection with the 2001 repositioning efforts. In addition, the decrease is due to a reduction of $16 million in interest expense pre-tax and $11 million of non-recurring insurance recoveries pre-tax compared to environmental remediation expense, net of insurance recoveries of $14 million pre-tax in the prior period. This decrease is partially tempered by a reduction in pension credits of $8 million compared to the second quarter of 2001, due to transition assets which were fully amortized as of December 31, 2001 and diminished economic returns from pension assets.

SIX MONTHS 2002 VERSUS SIX MONTHS 2001 - CONSOLIDATED

NET SALES
Consolidated net sales for the first six months of 2002 were $2,838 million, 5% below prior period net sales of $2,980 million. The decrease from the prior period was driven by the loss of sales from exited businesses in 2001 and weak global demand across all businesses during the first quarter of 2002 partially offset period over period during the second quarter of 2002. Performance Chemicals and Salt accounted for the majority of the total decline in net sales. Performance Chemicals fell by $68 million, or 6%, to $1,066 million from net sales of $1,134 million in the prior period. A decrease of $52 million in net sales from the Salt business also contributed to the year-over-year decline due to lower demand for highway ice control salt during a mild 2002 winter in the United States and Canada. Electronic Materials fell by $51 million, or 10%, to $476 million from net sales of $527 million in the prior period, because of significant demand in the first quarter of 2001 across the product lines. Net sales from Adhesives and Sealants fell by 8% to $300 million from net sales of $327 million while Coatings increased by $15 million to $933 million from $918 million in the prior period.

NET EARNINGS (LOSS)
Net loss as reported for the first six months of 2002 was $605 million compared to prior period earnings of $305 million. Loss per share on a diluted basis was $2.73 in the current six month period of 2002 compared to earnings per share of $1.38 in the prior period. The net loss in 2002 is wholly attributable to the $773 million after-tax charge for the Cumulative Effect of Accounting Change for the adoption of SFAS No. 142. Prior period results included a $233 million after-tax restructuring charge and a $428 million after-tax gain for the Ag sale.

Earnings from continuing operations before extraordinary item and cumulative effect of accounting change were $177 million or $0.80 per common share, compared to a loss of $160 million or a loss of $0.72 per diluted share for the prior period. The improvement in earnings from continuing operations year-over-year is due largely to the $330 million restructuring charge in the 2001 results, reduced interest expense and the cessation of amortization of goodwill and indefinite-lived intangibles in 2002.

On a pro forma basis, excluding non-recurring items as well as amortization of goodwill and indefinite-lived intangibles as if SFAS No. 142 "Goodwill and Other Intangible Assets" had been adopted on January 1, 2001, earnings from continuing operations for the six months of 2002 increased 108% to $200 million from $96 million in the prior period. On a pro forma basis excluding non-recurring items, Coatings and Performance Chemicals reported the most significant increases due to increasing demand and improved cost controls.

GROSS PROFIT
Gross profit for the six months of 2002 was $920 million, an 8% increase from $853 million in the prior period. The gross profit margin for the current quarter was 32%, up from 29% in the prior period and can be attributed to higher margin product mix, benefits from ongoing cost control efforts and improvement in the selling price and raw material relationship.

SELLING, ADMINISTRATIVE AND RESEARCH (SAR) EXPENSES
SAR expenses were $553 million during the current six month period, a 2% increase from $543 million in the prior period. The continued emphasis on investment in technology accounted for a 13% increase in research and development spending with additional increases due to the impact of increased health benefit expenses and lower pension credits. Offsetting this increase, selling and administrative expenses decreased by $5 million.

INTEREST EXPENSE
Interest expense for the current six month period was $67 million, a 36% decline from $104 million in the prior period, primarily due to lower effective interest rates and lower debt levels.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES
Amortization of goodwill and other intangibles for the current six month period was $34 million, a 56% decrease from $78 million in the prior period. The decrease is a direct result of the Company's adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002, which ceased the amortization of goodwill and indefinite-lived intangibles. Excluding amortization of goodwill and other intangibles in accordance with SFAS No. 142, amortization expense would have been $40 million in 2001 on a pro forma basis.

SHARE OF AFFILIATE NET EARNINGS
Share of affiliate net earnings decreased 17% from $6 million in the prior period to $5 million for the current year six month period.

PROVISION FOR RESTRUCTURING AND ASSET IMPAIRMENTS
The Company recognized a $17 million restructuring and asset impairment charge in the second quarter of 2002 for the closure of two European plants, Robechetto and Amersfoort. The expense of $17 million recognized in the current quarter is offset by a gain of $1 million which was reported in the three month period ended March 31, 2002 and relates to the Company's 2001 repositioning initiatives. In connection with its repositioning initiatives, the Company recognized a $330 million restructuring and asset impairment charge in the second quarter of 2001. The Company also records ongoing change in estimates to these original estimates as they are identified.

OTHER (INCOME) EXPENSE, NET
The Company reported net other income of $7 million for the first six months of 2002 compared to net other expense of $12 million in the prior period. The current period includes foreign currency gains and insurance recoveries. The prior period expense is primarily composed of insurance, legal, foreign currency losses and other costs.

EFFECTIVE TAX RATE
The effective tax rate for earnings from continuing operations of $177 million for the six months ended June 30, 2002 was 32%. The loss from continuing operations of $160 million for the six months ended June 30, 2001 includes a tax benefit of $48 million, which computes to a 23% effective tax rate. This reflects the impact of a 29% tax rate on the $330 million loss provision for restructuring and asset impairment in 2001, which included non-deductible restructuring expenses. Results of operations in 2001 also included non-deductible goodwill amortization expense, which ceased in 2002 with the adoption of SFAS No. 142 as of January 1, 2002.

SIX MONTHS OF 2002 VERSUS SIX MONTHS OF 2001 - BY BUSINESS SEGMENT

PRO FORMA RESULTS ARE PRESENTED BELOW TO EXCLUDE AMORTIZATION OF GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS.

COATINGS
Net sales from Coatings were $933 million in the six months of 2002 compared to $918 million in the prior period. Net earnings from continuing operations were $118 million for the current six months, as compared to $50 million in the prior period. The difference was driven by restructuring and asset impairment charges recognized in the prior period in connection with the 2001 repositioning efforts. Excluding non-recurring items, net earnings were $120 million for the current six months, a 36% increase from $88 million on a pro forma basis. Within Coatings, consumer markets in Architectural and Functional Coatings continue to drive increased earnings. In addition, segment-wide cost reduction efforts and improved raw material prices contributed to the positive performance. More specifically, Architectural and Functional Coatings benefited from strong demand in the consumer paint sales and the launch of new product lines, as well as higher demand for lightweight coated paper driven by increased advertising and printing of catalogue inserts. Automotive Coatings experienced an increase in net sales resulting from an increase in North American automotive production.

ADHESIVES AND SEALANTS
Adhesives and Sealants net sales for the current six month period were $300 million, a decline of 8% from prior period sales of $327 million. The decline in sales primarily relates to the Company exiting the Liquid Polysulfide business at the end of 2001; on a comparable basis net sales increased 1% from the prior period due to increased demand for flexible packaging, more environmentally friendly adhesives and interior trim adhesives. Net losses from continuing operations were $5 million in the six months of 2002, compared to a loss of $74 million from the prior period due to restructuring and asset impairment charges recognized in the prior period in connection with the 2001 repositioning efforts. Net earnings from continuing operations excluding non-recurring items were $11 million for the current six months compared to $13 million on a pro forma basis. The decrease in earnings is primarily due to research and engineering costs associated with the redesign of its manufacturing and laboratory footprint.

ELECTRONIC MATERIALS
Electronic Materials net sales were $476 million for the current six months, compared to $527 million, a decline of 10% from the same period in 2001. The change from prior year is exacerbated by comparison to record-level net sales in the first quarter of 2001, which were driven by significant growth for leading-edge products used to make high-end semiconductor chips. Business demand fell precipitously beginning in the second quarter of 2001, and then persisted at low levels for the remainder of the year. However, Electronic Materials reported significantly increased demand in the second quarter of 2002. Earnings from continuing operations were $34 million in the current six months compared to $5 million from the prior year; the difference was driven by restructuring and asset impairment charges recognized in the prior period in connection with the 2001 repositioning efforts. Excluding non-recurring items, net earnings were $35 million for the current six months, a 5% decrease from $37 million on a pro forma basis.

PERFORMANCE CHEMICALS
Performance Chemicals net sales for the first six months of 2002 were $1,066 million, a decline of 6% from the prior period of $1,134 million. Net sales decreased primarily in Monomers, Inorganic and Specialty Solutions and Consumer and Industrial Specialties offset by increased sales for Plastics Additives. Net sales from Inorganic and Specialty Solutions decreased from the prior period primarily due to the impact of the Company's 2001 repositioning efforts, exiting a portion of the Organic Specialties and Dyes businesses. Net earnings from continuing operations were $78 million for the current period compared to a net loss of $24 million in the prior period. The difference was driven by restructuring and asset impairment charges recognized in the prior period in connection with the 2001 repositioning efforts. Excluding non-recurring items, net earnings were $88 million for the current six months, a 57% increase from $56 million on a pro forma basis. The earnings increase was driven primarily by Plastic Additives and Monomers.

SALT
Salt net sales for the current period were $350 million, a decline of 13% from the prior period of $402 million. Milder winter weather was the primary cause for the decline when compared to the prior period. Net earnings from continuing operations were $25 million for the first six months of 2002 compared to $4 million from the prior period due to charges incurred in the prior period in connection with the 2001 repositioning efforts. Excluding non-recurring items, net earnings were $25 million for the current six months, a 7% decrease from $27 million on a pro forma basis. The earnings decrease is primarily due to manufacturing variances attributable to high ice control inventory carry-over as a result of the mild 2001 winter.

CORPORATE
Corporate reported a loss from continuing operations in the first six months of 2002 of $73 million, compared to a loss of $121 million as reported and a loss of $118 million on a pro forma basis in the first six months of 2001. The decrease is primarily attributed to charges incurred in the prior period in connection with the 2001 repositioning efforts. In addition, the decrease is due to a reduction of $37 million in interest expense and $16 million of non-recurring insurance recoveries compared to environmental remediation expense, net of insurance recoveries of $14 million in the prior period. This decrease is partially tempered by a reduction in pension credits of $16 million compared to the second quarter of 2001, due to transition assets which were fully amortized as of December 31, 2001 and diminished economic returns from pension assets.

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

During the six months ended June 30, 2002, cash increased by $131 million as a result of cash inflows from favorable operating activities. In contrast, cash decreased by $20 million during the six months ended June 30, 2001, driven primarily by a reduction of debt levels.

Net cash provided by operating activities from continuing operations was $365 million for the six months ended June 30, 2002, as compared to $38 million for the six months ended June 30, 2001, a net increase in cash generated from operating activities of $327 million. The primary difference in the six month period from prior year was due to increased earnings from continuing operations of $156 million (pre-tax, excluding the provision for restructuring and asset impairments.) Also driving the increase in cash from operating activities is reduced cash outflows for accounts payable, accrued liabilities and prepaid expenses, due in part to cost-control efforts, offset by an increase in accounts receivable on higher sales for the six months ended June 30, 2002.

Net cash used in investing activities of $203 million for the six months ended June 30, 2002 was primarily used for additions to land, buildings and equipment and tax payments related to the sale of the Agricultural Chemicals business. Net cash provided by investing activities of $754 million in the six months ended June 30, 2001 was due to $1 billion in cash proceeds from the sale of the Agricultural Chemicals business in June 2001, offset by cash payments for additions to land, buildings and equipment and $108 million paid for acquisition related activities.

Net cash used in financing activities was $31 million for the six months ended June 30, 2002 as compared to $854 million for the six months ended June 30, 2001. The primary use of cash in the six months ended June 30, 2001 was the repayment of approximately $620 million of short-term borrowings and $146 million of long-term debt. Comparatively, net cash used in the six months ended June 30, 2002 was driven by cash outlays for long-term debt repurchases of $126 million and dividends of $88 million offset by proceeds from the issuance of 20 billion Yen (approximately $149 million), 30 year 3.50% coupon notes via a private placement in 2002.

The Company evaluates operating performance based upon several factors including free cash flow which it defines as cash provided by operating activities less capital asset spending and dividends. Free cash flows for the six months ended June 30, 2002 and 2001 were as follows:

          (in millions)                                 Six Months Ended
                                                            June 30,
                                                   -----------------------
                                                      2002        2001
                                                   -----------------------
          Cash provided by operating activities      $ 365       $  38
          Capital asset spending                      (155)       (171)
          Dividends                                    (88)        (88)
          Discontinued operations                       --          42
                                                   -----------------------
          Free cash flows                            $ 122       $(179)
                                                   =======================

Total borrowings were $3,020 million and $2,898 million at June 30, 2002 and December 31, 2001, respectively.

On February 27, 2002, the Company issued 20 billion Yen (approximately $149 million) of 30 year 3.5% coupon notes due 2032, with interest payable semiannually on March 29th and September 29th. The maturity date is March 29, 2032, callable annually after March 2012. The proceeds from the issuance of the note were used for general corporate purposes.

During the first quarter of 2002 the Company exercised the call option, and on April 1, 2002, redeemed $38.4 million of the 9.5% notes originally due April 1, 2021. As a result, a non-recurring loss of $2 million was recorded in the second quarter of 2002.

The Company currently anticipates capital expenditures in 2002 to be approximately $370 million. Such capital expenditures will be used primarily for the ongoing Enterprise Resource Planning (ERP) system implementation, ongoing capital projects at existing plants and construction of the Mumbai, India plant.

The Company's short-term, primary source of liquidity will be cash flows from operations supplemented, as necessary, with commercial paper and, or bank borrowings. The Company maintains an unused credit facility with a syndicated group of banks of $500 million, committed until 2004. The commitment of this facility is not contingent upon the Company's credit rating. Management believes that the Company's financial resources will adequately meet its business requirements during the next twelve months, including planned expenditures for the improvement or expansion of its manufacturing capacity, working capital requirements and the dividend program.

On July 22, 2002, the Company's Board of Directors approved a quarterly dividend on common shares of 21 cents per common share payable September 1, 2002 to stockholders of record on August 2, 2002, a 5% increase from the previous quarter.

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

The Company considers a broad range of information when determining the amount of its remediation accruals, including available facts about the waste site, existing and proposed remediation technology and the range of costs of applying those technologies, prior experience, government proposals for this or similar sites, the liability of other parties, the ability of other principally responsible parties to pay costs apportioned to them and current laws and regulations. These accruals are assessed quarterly and updated as additional technical and legal information becomes available. However, at certain sites, the Company is unable, due to a variety of factors, to assess and quantify the ultimate extent of its responsibility for study and remediation costs. Major sites for which reserves have been provided are the non-company-owned Lipari, Woodland and Kramer sites in New Jersey, Whitmoyer in Pennsylvania and company-owned sites in Bristol and Philadelphia, Pennsylvania and Houston, Texas. The Company's 1999 Morton acquisition introduced two major sites: Moss Point, Mississippi and Wood-Ridge, New Jersey.

In Wood-Ridge, New Jersey, Morton and Velsicol Chemical Corporation (Velsicol) have been held jointly and severally liable for the cost of remediation of environmental problems associated with a mercury processing plant (Site) subsequently acquired by Morton. As of the date of acquisition of Morton by the Company, Morton had disclosed and accrued for certain ongoing studies related to the Site. Additional data gathering has delayed completion of these studies until 2003. In its allocation of the purchase price of Morton, the Company accrued for additional study costs on December 31, 1999 and additional remediation costs in 2000 based on the ongoing studies.

The Company's exposure at the Site will depend on the results of attempts to obtain contributions from others believed to share responsibility. A cost recovery action against certain parties is pending in federal court. This action has been stayed pending future regulatory developments and the appeal of a summary judgment ruling in favor of one of the defendants. Settlements have been reached with some defendants for de minimis claims associated with the Site.

The Company's exposure will also depend upon the continued ability of Velsicol and its indemnitor, Fruit of the Loom, Inc., which has filed for protection under the bankruptcy laws, to contribute to remediation costs. In 2001, these parties stopped paying their share of expenses. In May 2002, the bankruptcy court approved a payment to the Company of approximately $1 million. Also in 2002, the Department of Justice requested approval by the bankruptcy court of a settlement entered into with Velsicol, Fruit of the Loom, and other parties, which would create a fund to be used to respond to the Velsicol liabilities at several sites, including Wood-Ridge.

The Company is also in discussions with the EPA to fund up to $225,000 for a workplan for a separate study of contamination in Berry's Creek, which runs near the Site, and of the surrounding wetlands. The estimated costs of any resulting remediation of Berry's Creek were not considered in the allocation of the Morton purchase price. There is much uncertainty as to what will be required to address Berry's Creek, but cleanup costs could be very high and the Company's share of these costs could be material to the results of its operations, cash flows and consolidated financial position.

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

The amount charged to earnings pre-tax for environmental remediation was $5 million and $18 million for the six months ended June 30, 2002 and 2001, respectively. The reserves for remediation were $146 million and $156 million at June 30, 2002 and December 31, 2001, respectively, and are recorded as Other Liabilities (current and long-term) in the Consolidated Balance Sheet. These reserves include amounts resulting from the allocation of the purchase price of Morton. The Company is pursuing lawsuits over insurance coverage for environmental liabilities. It is the Company's practice to reflect environmental insurance recoveries in results of operations for the quarter in which the litigation is resolved through settlement or other appropriate legal processes. Resolutions typically resolve coverage for both past and future environmental spending. The Company settled with several of its insurance carriers and recorded income pre-tax of approximately $17 million and $4 million for the six months ended June 30, 2002 and 2001, respectively.

In addition to accrued environmental liabilities, the Company had reasonably possible loss contingencies related to environmental matters of approximately $60 million and $73 million at June 30, 2002 and December 31, 2001, respectively. Further, the Company has identified other sites, including its larger manufacturing facilities, where additional future environmental remediation may be required, but these loss contingencies cannot reasonably be estimated at this time. These matters involve significant unresolved issues, including the number of parties found liable at each site and their ability to pay, the outcome of negotiations with regulatory authorities, the alternative methods of remediation and the range of costs associated with those alternatives. The Company believes that these matters, when ultimately resolved, which may be over an extended period of time, will not have a material adverse effect on the consolidated financial position or consolidated cash flows of the Company, but could have a material adverse effect on consolidated results of operations or cash flows in any given period.

NEW ACCOUNTING PRONOUNCEMENTS

GOODWILL AND OTHER INTANGIBLE ASSETS
Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with this statement, as of January 1, 2002, the Company ceased amortization of goodwill and intangible assets deemed to have indefinite lives, and reclassified certain intangible assets to goodwill. Under SFAS No. 142, goodwill and certain indefinite-lived intangible assets are no longer amortized but instead are reviewed for impairment at least annually and are written down only in periods in which it is determined that the fair value is less than the book value.

As a result of the Company's impairment testing in connection with the adoption of SFAS No. 142, a non-cash charge of $830 million ($773 million after-tax), was reflected in the results for the six months ended June 30, 2002, as if this charge had been recorded on January 1, 2002. In future financial statement presentations, results for the three months ended March 31, 2002 will reflect the impairment charge as though it had been recorded January 1, 2002. This charge was reported as a Cumulative Effect of Accounting Change in the Statement of Consolidated Earnings. Of the impairment, $668 million pertained to goodwill and $162 million ($105 million after-tax) related to indefinite-lived intangibles assets within the Salt segment. The after-tax charge is as follows:
Coatings - $42 million; Electronic Materials - $281 million; Performance Chemicals - $230 million and Salt - $220 million. The impairment charges are primarily the result of the economic downturn over the past two years affecting growth assumptions in certain key markets. In addition, customer consolidation in some areas has led to downward pressure on pricing and volume.

SFAS No. 142 requires the transitional impairment review for goodwill, as well as an annual impairment review, to be performed on a reporting unit basis. The Company has identified each of its reporting units to be those identified in the table presented on page 20. When evaluating goodwill for impairment, SFAS 142 requires the Company to first compare a reporting unit's book value of net assets, including goodwill, to its fair value. Fair value was estimated based upon discounted cash flow analyses. To the extent that the book value exceeded fair value, the Company was required to perform a second step. In the second step, the Company determined "implied goodwill" by determining the fair value for the assets and liabilities of its reporting units. To the extent that a reporting unit's book value of goodwill exceeded its implied fair value, impairment existed and was recognized.

Long-lived assets, other than investments, goodwill and indefinite-lived intangible assets are depreciated over their useful lives and are reviewed for impairment in accordance with SFAS No. 144. The Company evaluated its finite-lived intangible assets and determined there to be no change in circumstances that would indicate that the carrying value of any given asset may not be recoverable.

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

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS
On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. Management has assessed the impact of the new standard and determined there to be no material impact to the financial statements.

DEBT EXTINGUISHMENT, INTANGIBLE ASSETS OF MOTOR CARRIERS AND LEASE ACCOUNTING In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement amends FASB Statement No. 13 "Accounting for Leases" and other existing authoritative pronouncements in order to make various technical corrections, clarify meanings, or describe their applicability under changed conditions and also limits the classification of debt extinguishments as extraordinary items. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Management is currently assessing the impact of the new standard on the Company's financial statements.

ACCOUNTING FOR EXIT OR DISPOSAL ACTIVITIES
In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance in Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. Management is currently assessing the impact of the new standard on the Company's financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK Management's discussion of market risk is incorporated herein by reference to Item 7a of the Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 26, 2002.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
     For information related to Legal Proceedings, see Notes to Consolidated Financial Statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     (a) The Company's 84th annual meeting of stockholders was held on May 6, 2002, in Philadelphia, Pennsylvania.

     (b) The following is a tabulation of the results of voting by security holders for the election of directors:

              Nominees                     Votes For           Votes Withheld
     ------------------------------   ---------------------  -------------------
     William J. Avery                     190,929,445            2,950,285
     James R. Cantalupo                   189,873,140            4,006,590
     J. Michael Fitzpatrick               190,866,780            3,012,950
     Earl G. Graves                       191,145,397            2,734,333
     Raj L. Gupta                         190,808,834            3,070,896
     David W. Haas                        190,702,058            3,177,672
     Thomas W. Haas                       190,683,332            3,196,399
     James A. Henderson                   191,097,310            2,782,420
     Richard L. Keyser                    191,253,998            2,625,732
     John H. McArthur                     191,008,166            2,871,564
     Jorge P. Montoya                     190,153,538            3,726,192
     Sandra O. Moose                      189,829,568            4,050,163
     Gilbert S. Omenn                     191,214,378            2,665,353
     Ronaldo H. Schmitz                   175,034,845           18,844,886
     Marna C. Whittington                 189,879,747            3,999,984

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          (99.1) Certification Pursuant to 18 U.S.C. Section 1350 As Adopted
                 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (99.2) Statement Under Oath of Principal Executive Officer Regarding
                 Facts and Circumstances Relating to Exchange Act Filings. (99.3) Statement Under Oath of Principal Financial Officer Regarding
                 Facts and Circumstances Relating to Exchange Act Filings.

     (b)  Reports filed on Form 8-K during the quarter ended June 30, 2002:
                 None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





DATE: August 13, 2002                   ROHM AND HAAS COMPANY
---------------------                       (Registrant)


BRADLEY J. BELL
SENIOR VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER