Form 10-Q
period 2002-09-30
ROHM & HAAS CO
filed 2002-11-14
CIK 84792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     FOR QUARTER ENDED SEPTEMBER 30, 2002     COMMISSION FILE NUMBER 1-3507


                       R O H M  A N D  H A A S  C O M P A N Y
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    DELAWARE                        23-1028370
        -------------------------------         -------------------
        (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)         Identification No.)


        100 INDEPENDENCE MALL WEST, PHILADELPHIA, PENNSYLVANIA     19106
        ------------------------------------------------------------------
               (Address of principal executive offices)         (Zip Code)


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



                          Yes  X         No
                              ---           ---



        Common stock outstanding at October 31, 2002: 221,099,656 Shares

                     ROHM AND HAAS COMPANY AND SUBSIDIARIES
                                    FORM 10-Q

INDEX

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

     1. Statements of Consolidated Earnings for the three and nine months ended September 30, 2002 and 2001.
     2. Statements of Consolidated Cash Flows for the nine months ended September 30, 2002 and 2001.
     3. Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001.
     4.   Notes to Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK Management's discussion of market risk is incorporated herein by reference to Item 7a of its Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 26, 2002.

ITEM 4.   CONTROLS AND PROCEDURES

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

PART I -  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


ROHM AND HAAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED EARNINGS
(unaudited)
----------------------------------------------------------------------------------------------------------------------------
(millions of dollars, except share and per-share amounts)               Three Months Ended             Nine Months Ended
                                                                           September 30,                 September 30,
                                                                  ----------------------------  ----------------------------
                                                                       2002           2001           2002           2001
                                                                  ------------- --------------  -------------  -------------
Net sales                                                         $      1,454  $       1,346   $      4,292   $       4,326
Cost of goods sold                                                       1,003            932          2,921           3,059
                                                                  ----------------------------------------------------------
     Gross profit                                                          451            414          1,371           1,267


Selling and administrative expense                                         220            208            645             638
Research and development expense                                            71             55            199             168
Interest expense                                                            32             39             99             143
Amortization of goodwill and other intangibles (Note C)                     17             40             51             118
Share of affiliate net earnings                                             (5)            (3)           (10)             (9)
Provision for restructuring and asset impairments (Note E)                  --             --             16             330
Other (income) expense, net                                                  3            (11)            (4)              1
                                                                  ------------- --------------  -------------  -------------
   Earnings (loss) from continuing operations before income taxes,
   extraordinary item and cumulative effect of accounting change           113             86            375            (122)
Income tax expense (benefit)                                                36             33            121             (15)
                                                                  ------------- --------------  -------------  -------------
   Earnings (loss) from continuing operations before
   extraordinary item and cumulative effect of accounting change  $         77  $          53   $        254   $        (107)
                                                                  ------------- --------------  -------------  -------------

Discontinued operations:
  Income from discontinued line of business, net of income taxes            --             --             --              40
  Gain (loss) on disposal of discontinued line of business,
   net of income taxes                                                      (4)            --             (7)            428
                                                                  ------------- --------------  -------------  -------------
   Earnings before extraordinary item and cumulative effect of
    accounting change                                             $         73  $          53   $        247   $         361

Extraordinary loss on early extinguishment of debt, net of
 income taxes                                                               --             --             (6)             (1)
Cumulative effect of accounting change, net of income taxes                 --             --           (773)             (2)
                                                                  ------------- --------------  -------------  -------------

Net earnings (loss)                                               $         73  $          53   $       (532)  $         358
                                                                  ------------- --------------  -------------  -------------

Basic earnings (loss) per common share (in dollars):
  Continuing operations                                           $       0.35  $        0.24   $       1.15   $       (0.48)
  Income from discontinued line of business                                  -             --             --            0.18
  Gain (loss) on disposal of discontinued line of business               (0.02)            --          (0.03)           1.94
  Extraordinary loss on early extinguishment of debt                        --             --          (0.03)          (0.01)
  Cumulative effect of accounting change                                    --             --          (3.50)          (0.01)
                                                                  ------------- --------------  -------------  -------------
                                                                  $       0.33  $        0.24   $      (2.41)  $        1.62
                                                                  ------------- --------------  -------------  -------------
Diluted earnings (loss) per common share (in dollars):
  Continuing operations                                           $       0.35  $        0.24   $       1.15   $       (0.48)
  Income from discontinued line of business                                 --             --             --            0.18
  Gain (loss) on disposal of discontinued line of business               (0.02)            --          (0.03)           1.94
  Extraordinary loss on early extinguishment of debt                        --             --          (0.03)          (0.01)
  Cumulative effect of accounting change                                    --             --          (3.49)          (0.01)
                                                                  ------------- --------------  -------------  -------------
                                                                  $       0.33  $        0.24   $      (2.40)  $        1.62
                                                                  ------------- --------------  -------------  -------------

Common dividends per share                                        $       0.21  $        0.20   $       0.61   $        0.60

Weighted average common shares outstanding (in millions):
     Basic                                                               221.1          220.4          220.9           220.2
     Diluted                                                             222.1          221.3          221.9           220.2

See Notes to Consolidated Financial Statements.


ROHM AND HAAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(unaudited)
---------------------------------------------------------------------------------------------------------
(millions of dollars)                                                                Nine Months Ended
                                                                                       September 30,
                                                                                   ----------------------
                                                                                     2002          2001
                                                                                   --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                                                $   (532)     $    358
Adjustments to reconcile net earnings (loss) to net
  cash provided by operating activities:
   (Gain) loss on disposal of discontinued line of business, net of income taxes          7          (428)
   Provision for restructuring and asset impairments                                     16           330
   Depreciation expense                                                                 292           308
   Income from discontinued line of business, net of income taxes                        --           (40)
   Amortization of goodwill and intangibles                                              51           118
   Purchased in-process research and development                                          3            --
   Extraordinary loss on early extinguishment of debt, net of income taxes                6             1
   Cumulative effect of accounting change, net of income taxes                          773             2

  Changes in assets and liabilities, net of acquisitions and divestitures:
   Deferred income taxes                                                                (57)          (41)
   Accounts receivable, net                                                             (23)           74
   Inventories                                                                          (19)           76
   Prepaid expenses and other assets                                                     24           (22)
   Accounts payable and accrued liabilities                                             (31)         (414)
   Accrued income taxes payable                                                          54           (51)
   Other, net                                                                            82           (17)
                                                                                   --------      --------
      Net cash provided by continuing operations                                        646           254
                                                                                   --------      --------
      Net cash provided by discontinued operations                                       --            44
                                                                                   --------      --------

      Net cash provided by operating activities                                         646           298
                                                                                   --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from/cash used for disposal of discontinued line of business                (20)          962
   Acquisitions/divestitures of businesses and affiliates                               (85)         (111)
   Additions to land, buildings and equipment                                          (261)         (270)
   Proceeds from/cash used for hedge of net investment in foreign subsidiaries          (12)            7
                                                                                   --------      --------
      Net cash (used in) provided by investing activities                              (378)          588
                                                                                   --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Purchase of treasury shares                                                           (1)           --
   Proceeds from issuance of long-term debt                                             153            --
   Repayments of long-term debt                                                        (126)         (147)
   Net change in short-term borrowings                                                    1          (612)
   Payment of dividends                                                                (135)         (132)
                                                                                   --------      --------
      Net cash used in financing activities                                            (108)         (891)
                                                                                   --------      --------

Net increase (decrease) in cash and cash equivalents                                    160            (5)

Cash and cash equivalents at beginning of period                                         92            92
                                                                                   --------      --------
Cash and cash equivalents at end of period                                         $    252      $     87
                                                                                   ========      ========

See Notes to Consolidated Financial Statements

ROHM AND HAAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------
(millions of dollars, except share amounts)
                                                     September 30, December 31,
                                                         2002          2001
                                                      ----------   -----------
Assets                                                (unaudited)
Current assets:
   Cash and cash equivalents                          $      252   $        92
   Receivables, net                                        1,248         1,220
   Inventories (Note H)                                      753           712
   Prepaid expenses and other assets                         373           397
                                                      ----------   -----------

      Total current assets                                 2,626         2,421
                                                      ----------   -----------

Land, buildings and equipment, net                         2,901         2,916
Goodwill, net of amortization (Note C)                     1,603         2,159
Other intangible assets, net of amortization (Note C)      1,944         2,257
Other assets                                                 595           597
                                                      ----------   -----------

      Total assets                                    $    9,669   $    10,350
                                                      ==========   ===========

Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable                                      $      226   $       178
   Trade and other payables                                  466           520
   Accrued liabilities                                       611           560
   Accrued income taxes payable                              294           340
                                                      ----------   -----------

      Total current liabilities                            1,597         1,598
                                                      ----------   -----------

Long-term debt                                             2,755         2,720
Employee benefits                                            600           613
Deferred income taxes                                      1,184         1,278
Other liabilities                                            272           282
Minority interest                                             19            18
Commitments and contingencies (Note F)
Stockholders' equity:

   Common stock: shares issued - 242,078,367                 605           605
   Additional paid-in capital                              1,969         1,961
   Retained earnings                                       1,077         1,742
                                                      ----------   -----------
                                                           3,651         4,308
   Less: Treasury stock, at cost (Note J)                    201           208
   Less: ESOP shares                                         108           113
   Accumulated other comprehensive (loss)                   (100)         (146)
                                                      ----------   -----------

      Total stockholders' equity                           3,242         3,841
                                                      ----------   -----------

   Total liabilities and stockholders' equity         $    9,669   $    10,350
                                                      ==========   ===========

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

o    DEBT EXTINGUISHMENT, INTANGIBLE ASSETS OF MOTOR CARRIERS AND LEASE
     ACCOUNTING
     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement amends FASB Statement No. 13, "Accounting for Leases," and other existing authoritative pronouncements in order to make various technical corrections, clarify meanings, or describe their applicability under changed conditions and also limits the classification of debt extinguishments as extraordinary items. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company will adopt the provisions of SFAS No. 145 during the first quarter of fiscal year 2003. For the nine months ended September 30, 2002, the Company recorded extraordinary losses on early extinguishment of debt of $6 million after-tax. These losses will be reclassified to continuing operations in fiscal 2003 after adopting SFAS No. 145, to maintain comparability for the reported periods.

o    COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES
     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance in Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. The new guidance will impact the timing of recognition and the initial measurement of the amount of liabilities that the Company recognizes in connection with exit or disposal activities initiated after the effective date. The Company does not expect this statement to have a material impact on its financial statements.

(B) SEGMENT INFORMATION

Effective January 1, 2002, based on realignment of internal management accountability, the Company changed its reportable business segments (hereafter referred to as business segments) in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company operates five business segments: Coatings, Adhesives and Sealants, Electronic Materials, Performance Chemicals and Salt. The Coatings, Electronic Materials and Performance Chemicals business segments aggregate operating segments. The Coatings segment sells a range of intermediate products and additives for paint and coatings, textiles, non-woven and leather applications for use in the building and construction, home improvement, packaging, graphic arts, apparel and transportation markets. The Adhesives and Sealants segment sells a full-range of adhesives and laminate materials for use in the packaging, building and construction, transportation and home improvement markets. The Electronic Materials segment sells enabling technology for all aspects of the manufacture of printed wiring boards, integrated circuits and integrated circuit packaging for use in cellular phones, mainframe and personal computers, office equipment, home appliances, electronic games and automotive parts. The Performance Chemicals segment produces monomers that are essential starting materials for acrylic products, a wide range of plastics additives, lubricants, fuels, antimicrobial, resins and adsorbents. The Salt segment sells salt in all forms including table, water conditioning, highway and chemical processing. Results of operations from prior years have been reclassified to conform to current year presentation.

The results for the year-ended December 31, 2001, as reported in the Company's Annual Report filed on Form 10-K with the SEC, were presented in the previously existing business segments. The following table provides a comparable view of the business segments applicable to 2001 versus those presented in 2002.


      BUSINESS SEGMENTS AT DECEMBER 31, 2001                       BUSINESS SEGMENTS AS OF JANUARY 1, 2002
----------------------------------------------------------------------------------------------------------------
    Performance Polymers                                     Coatings
       Coatings                                                 Architectural and Functional Coatings *
       Adhesives and Sealants                                   Automotive Coatings *
       Plastic Additives                                        Powder Coatings *
       Monomers
       Surface Finishes                                      Adhesives and Sealants *
           Automotive Coatings
           Powder Coatings                                   Electronic Materials
                                                                Printed Wiring Board *
                                                                Electronic and Industrial Finishes *
    Chemical Specialties                                        Microelectronics *
       Consumer and Industrial Specialties
       Inorganic and Specialty Solutions                     Performance Chemicals
       Ion Exchange Resins                                      Monomers *
                                                                Plastic Additives *
    Electronic Materials                                        Inorganic and Specialty Solutions *
       Shipley Ronal                                            Consumer and Industrial Specialties *
       Microelectronics                                         Ion Exchange Resins *

    Salt                                                     Salt *

                                                         * Designates a reporting unit for SFAS No. 142 purposes
----------------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Net Sales by Business Segment and Customer Location

(in millions)                          Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                      --------------------   -------------------
BUSINESS SEGMENT                         2002     2001 (1)     2002     2001 (1)
                                      --------------------   -------------------
   Coatings                            $   489    $   453    $ 1,422    $ 1,371
   Adhesives and Sealants                  146        159        446        486
   Electronic Materials                    262        208        738        735
   Performance Chemicals                   584        529      1,650      1,663
   Salt                                    139        144        489        546
   Elimination of Intersegment Sales      (166)      (147)      (453)      (475)
                                       -------    -------    -------    -------
               Total                   $ 1,454    $ 1,346    $ 4,292    $ 4,326
                                       =======    =======    =======    =======

CUSTOMER LOCATION
   North America                         $ 887    $   828    $ 2,662    $ 2,681
   Europe                                  333        305        965        985
   Asia-Pacific                            183        163        516        504
   Latin America                            51         50        149        156
                                       -------    -------    -------    -------
                  Total                $ 1,454    $ 1,346    $ 4,292    $ 4,326
                                       =======    =======    =======    =======

Earnings (Loss) from Continuing Operations by Business Segment (5)


(in millions)               Three Months Ended September 30,   Nine Months Ended September 30,
                            --------------------------------   -------------------------------
                                                Pro Forma                         Pro Forma
BUSINESS SEGMENT               2002   2001(1)   2001(1,3)       2002(4)  2001(1)  2001(1,3)
                            --------------------------------   -------------------------------
   Coatings                   $  48    $  48      $  51         $ 166    $   84    $   93
   Adhesives and Sealants         3        6          9            (2)      (74)      (67)
   Electronic Materials          26       (3)         2            60         2        15
   Performance Chemicals         42       37         40           120        33        41
   Salt                           4       (2)         3            29         2        19
   Corporate (2)                (46)     (33)       (31)         (119)     (154)     (149)
                            --------------------------------   -------------------------------
      Total                   $  77    $  53      $  74         $ 254    $ (107)    $ (48)
                            ================================   ===============================

(1)  Reclassified to conform to current year presentation.
(2) Corporate includes non-operating items such as interest income and expense and corporate governance costs.
(3) Pro forma results exclude amortization of goodwill and indefinite-lived intangibles.
(4) Results for the nine months ended September 30, 2002 include an impairment charge for goodwill and indefinite-lived intangible assets in accordance with SFAS No. 142 reported as a cumulative change in accounting principle as of January 1, 2002. The after-tax charge of $773 million by segment is as follows: Coatings - $42 million; Electronic Materials - $281 million; Performance Chemicals - $230 million and Salt - $220 million.
(5)  Before extraordinary item and cumulative effect of accounting change.

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

As a result of the Company's impairment testing in connection with the adoption of SFAS No. 142, a non-cash charge of $830 million ($773 million after-tax), was reflected in the results for the nine months ended September 30, 2002, as if this charge had been recorded on January 1, 2002. The annual impairment review was completed as of May 31, 2002 with no additional impairments identified. The charge from adoption was reported as a Cumulative Effect of Accounting Change in the Statement of Consolidated Earnings. Of the impairment, $668 million pertained to goodwill and $162 million ($105 million after-tax) related to indefinite-lived intangibles assets within the Salt segment. The after-tax charge is as follows: Coatings - $42 million; Electronic Materials - $281 million; Performance Chemicals - $230 million and Salt - $220 million. The impairment charges are primarily the result of the economic downturn over the past two years affecting growth assumptions in certain key markets. In addition, customer consolidation in some areas has led to downward pressure on pricing and volume.

GOODWILL

SFAS No. 142 requires the transitional impairment review for goodwill, as well as an annual impairment review, to be performed on a reporting unit basis. The Company has identified each of its reporting units as designated in Note B. When evaluating goodwill for impairment, SFAS No. 142 requires the Company to first compare a reporting unit's book value of net assets, including goodwill, to its fair value. Fair value was estimated based upon discounted cash flow analyses. To the extent that the book value exceeded fair value, the Company was required to perform a second step to measure the amount of the impairment loss. In the second step, the Company determined "implied goodwill" by determining the fair value for the assets and liabilities of its reporting units. To the extent that a reporting unit's book value of goodwill exceeded its implied fair value, impairment existed and was recognized.

The Company's previous business combinations were accounted for using the purchase method of accounting. As of December 31, 2001, the net carrying amount of goodwill was $2,159 million. Goodwill amortization expense for the year ended December 31, 2001 was $64 million.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002, by business segment, are as follows:


(in millions)                               Adhesives    Electronic  Performance
                                 Coatings  and Sealants  Materials    Chemicals     Salt     Total
                                 --------  ------------  ---------    ---------    -----    -------
Balance as of January 1, 2002     $ 330       $ 458        $ 529        $ 393      $ 449    $ 2,159
Reclassification of workforce
  intangible assets, net of
  amortization                       11           9           18            7         37         82
Impairment losses                   (42)         --         (281)        (230)      (115)      (668)
Currency gains                        3           4            2            3         --         12
Goodwill acquired during the year     2          --           --           --         --          2
Increase in ownership of Rodel       --          --           18           --         --         18
Other                                (1)         --           17          (17)        (1)        (2)
                                  -----       -----        -----        -----      -----    -------
Balance as of September 30, 2002  $ 303       $ 471        $ 303        $ 156      $ 370    $ 1,603
                                  =====       =====        =====        =====      =====    =======

OTHER INTANGIBLE ASSETS

Other intangible assets are presented in the Consolidated Balance Sheet, as follows:

(in millions)                             September 30,
                                              2002
                                          -------------
Indefinite-lived intangible assets          $   360
Finite-lived intangible assets                1,584
                                          -------------
Total                                       $ 1,944
                                          =============

Indefinite-lived Intangible Assets
----------------------------------

Indefinite-lived intangible assets, which are no longer subject to amortization, were also reviewed by the Company in accordance with SFAS No. 142 in a one-step process. Impairment was recognized if the carrying value of the asset exceeded its fair value. The following table provides information regarding the Company's indefinite-lived intangible assets, which all pertain to the Company's Salt segment, as of September 30, 2002:

(in millions)                                          Strategic
                                        Tradename      Location *       Total
                                      -------------  --------------   ---------
Balance as of January 1, 2002            $ 408           $ 114          $ 522
Impairment loss                           (108)            (54)          (162)
                                      -------------  --------------   ---------
Balance as of September  30, 2002        $ 300            $ 60          $ 360
                                      =============  ==============   =========

* Strategic location is a specific customer-related asset that recognizes the intangible value of a customer's location to the Company's supply source.

Finite-lived Intangible Assets
------------------------------

Finite-lived intangible assets are long-lived assets, other than investments, goodwill and indefinite-lived intangible assets. They are amortized over their useful lives and are reviewed for impairment in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." At adoption, the Company evaluated such finite-lived intangible assets and determined there to be no change in circumstances that would indicate that the carrying value of any given asset may not be recoverable. The following table provides information regarding the Company's finite-lived intangible assets:


                                    At September 30, 2002              At December 31, 2001
                              --------------------------------   -------------------------------
(in millions)                  Gross                              Gross
                              carrying  Accumulated              carrying  Accumulated
                               amount   amortization     Net      amount   amortization    Net
                              --------  ------------   -------   --------  ------------  -------
Customer list                 $ 1,038     $   (87)     $   951   $ 1,158     $ (83)      $ 1,075
Tradename                         212         (21)         191       649       (46)          603
Developed technology              444         (88)         356       451       (69)          382
Workforce                          --          --           --       148       (24)          124
Patents, license agreements
  and other                       133         (47)          86       101       (28)           73
                              -------     -------      -------   -------     -----       -------
Total                         $ 1,827     $  (243)     $ 1,584   $ 2,507     $(250)      $ 2,257
                              =======     =======      =======   =======     =====       =======


Amortization expense for finite-lived intangible assets was $51 million for the nine months ended September 30, 2002 compared to $118 million for the nine months ended September 30, 2001 for all intangible assets. Estimated amortization expense for 2002 and the five succeeding fiscal years will be approximately $69 million per year.

A reconciliation of reported earnings (loss) from continuing operations before extraordinary item and cumulative effect of accounting change and reported net earnings (loss), as adjusted to reflect the adoption of SFAS No. 142 is as follows:


(in millions, except per share amounts)                            Three Months Ended      Nine Months Ended
                                                                     September 30,           September 30,
                                                                   -------------------    ------------------
                                                                   2002         2001       2002        2001
                                                                   ----         ----       ----        ----
Reported earnings (loss) from continuing operations before
  extraordinary item and cumulative effect of accounting change    $ 77         $ 53      $  254       $(107)
Add back: Amortization of goodwill and indefinite-lived
  intangibles                                                        --           21          --          59
                                                                   -----------------      ------------------
Adjusted earnings (loss) from continuing operations before
  extraordinary item and cumulative effect of accounting change    $ 77         $ 74      $  254       $ (48)
                                                                   =================      ===================
Reported net earnings (loss)                                       $ 73         $ 53      $ (532)      $ 358
Add back: Amortization of goodwill and indefinite-lived
   intangibles                                                       --           21          --          59
                                                                   -----------------      ------------------
Adjusted net earnings (loss)                                       $ 73         $ 74      $ (532)      $ 417
                                                                   =================      ===================
Reported basic and diluted earnings (loss) per common share from continuing operations before extraordinary item and cumulative
  effect of accounting change                                      $.35         $.24      $ 1.15       $(.48)
Add back: Amortization of goodwill and indefinite-lived
  intangibles                                                        --          .09          --         .27
                                                                   -----------------      ------------------
Adjusted basic and diluted earnings (loss) per common share from continuing operations before extraordinary item and cumulative
  effect of accounting change                                      $.35         $.33      $ 1.15       $(.21)
                                                                   =================      ===================
Reported basic earnings (loss) per common share                    $.33         $.24      $(2.41)      $1.62
Add back: Amortization of goodwill and indefinite-lived
  intangibles                                                        --          .09          --         .27
                                                                   -----------------      ------------------
Adjusted basic earnings (loss) per common share                    $.33         $.33      $(2.41)      $1.89
                                                                   =================      ===================
Reported diluted earnings (loss) per common share                  $.33         $.24      $(2.40)      $1.62
Add back: Amortization of goodwill and indefinite-lived
   intangibles                                                       --          .09          --         .27
                                                                   -----------------      ------------------
Adjusted diluted earnings (loss) per common share                  $.33         $.33      $(2.40)      $1.89
                                                                   =================      ===================


(D) ACQUISITIONS AND DIVESTITURES

The Company completed the following acquisitions in 2002:

In September 2002, the Company acquired certain assets and liabilities of Ferro Corporation's European Powder Coatings business for approximately $60 million. Ferro Corporation's Powder Coatings business produces materials used mostly by manufacturers of metal products to finish products like window frames and automotive wheels.

In September 2002, the Company increased its ownership in Rodel for an additional cost of $19 million, retaining a 99% ownership. Rodel was a privately-held, Delaware-based leader in precision polishing technology serving the semiconductor, memory disk and glass polishing industries.

In September 2002, the Company acquired the technology, equipment, intellectual property and remaining workforce of Haleos, Inc., a company that creates fiber optic components for a number of end uses, including optoelectronics device components.

The following acquisitions and divestitures were completed in 2001:

In November 2001, the Company acquired the flexible packaging adhesives business of Technical Coatings Co., a subsidiary of Benjamin Moore & Company. The acquisition includes the development, production and distribution of a full line of cold seal adhesives marketed under the COSEAL[registered] trademark. The primary application of such adhesives is in flexible packaging, used mainly in the food and medical industries.

In September 2001, the Company acquired the Megum[trademark] rubber-to-metal bonding business from Chemetall GmbH (Chemetall) of Frankfurt, Germany. The acquisition included the corresponding activities of Chemetall subsidiaries in Italy and Brazil, and included the acquired technology used for the production of vibration absorption modules, used primarily in the automotive industry.

On June 1, 2001, the Company completed the sale of its Agricultural Chemicals business (Ag) to Dow AgroSciences LLC (DAS), a wholly-owned subsidiary of the Dow Chemical Company, for approximately $1 billion, subject to a purchase price adjustment. The amount of the purchase price adjustment owed to the Company, which the Company believes is approximately $12 million, was not resolved between the parties as of September 30, 2002, but the parties are in discussions which should resolve the issue in the near future. The Company recorded a gain on the sale in the amount of $679 million pre-tax ($428 million or $1.94 per share, after-tax) in June 2001. The Company recognized an adjustment to reduce the original gain on sale by $11 million pre-tax ($7 million or $0.03 per share, after-tax) in the nine months ended September 30, 2002. Under the terms of the agreement, the divestiture included fungicides, insecticides, herbicides, trademarks, and license to all agricultural uses of the Rohm and Haas biotechnology assets, as well as the agricultural business-related manufacturing sites located in Brazil, Colombia, France and Italy, the Company's share of the Nantong, China joint venture and the Company's assets in Muscatine, Iowa. The Company recorded the sale of Ag as discontinued operations in accordance with Accounting Principles Board (APB) Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Ag had been a separate major line of business previously reported as part of the Chemical Specialties segment and represented the Company's entire line of agricultural chemical products. The Chemical Specialties segment was previously reported as a separate segment until January 1, 2002, when the Company changed its business segments in accordance with SFAS No. 131 due to realignment of management.

The operating results of Ag have been reported separately as discontinued operations in the Statement of Consolidated Earnings for 2001. Net sales and income from discontinued operations are as follows:

-----------------------------------------------------------------------
(in millions)                                               Nine Months
                                                               Ended
                                                           September 30,
                                                                2001
-----------------------------------------------------------------------
Net sales                                                      $ 230
Operating income                                                  65
Income tax expense                                                25
Income from discontinued operations                               40
-----------------------------------------------------------------------

(E) PROVISION FOR RESTRUCTURING AND ASSET IMPAIRMENTS

In June 2001, the Company launched a repositioning initiative to enable several of its businesses to respond to structural changes in the global marketplace. In connection with its repositioning initiatives, the Company recognized a $330 million restructuring and asset impairment charge in the second quarter of 2001. The largest component of the charge related to the full and partial closure of certain manufacturing and research facilities across all business groups and included exit costs related to the Liquid Polysulfide Sealants business in Adhesives and Sealants and part of the Dyes business in Performance Chemicals. Approximately 75% of the asset write-downs were in the North American region.

Most severance costs are paid from the respective pension plans and as a result, pension-related gains or losses are recorded as a reduction or increase to the original restructuring charge and an increase or decrease to the pension assets when payments are made. Management estimates that the majority of the efforts have been completed, with the remaining initiatives to be finalized during the remainder of 2002.

The remaining restructuring reserves of $26 million are included in Accrued Liabilities on the Consolidated Balance Sheets and details are presented in the table below. The severance and employee benefit payments were largely funded through the Company's domestic pension plans.

(in millions)                  Balance                                Balance
                             December 31,   Changes to             September 30,
2001 Repositioning               2001       estimates    Payments      2002
--------------------------------------------------------------------------------
  Severance and employee
     benefit costs               $ 37          $ 3        $ (19)       $ 21
  Contract and lease
     termination and other
     costs                          6            3           (4)          5
                             ---------------------------------------------------
                                 $ 43          $ 6        $ (23)       $ 26
                             ---------------------------------------------------

As the Company completes each of its 112 initiatives, actual dollars spent for severance, contract and lease termination and other costs are compared to the corresponding liability established for each initiative at June 30, 2001. Any resulting adjustment is recorded to Provision for Restructuring and Asset Impairments in the Consolidated Statement of Earnings and the restructuring liability in the Consolidated Balance Sheet is adjusted accordingly. In the three and nine months ended September 30, 2002, $2 million and $6 million, respectively, were recorded as additional expense to Provision for Restructuring and Asset Impairment as changes in estimates. In addition, net gains of $2 million and $7 million, respectively, were recorded similarly in the three and nine months ended September 30, 2002, offsetting the changes in estimates, primarily related to the recognition of pension settlement gains. It is the Company's policy to recognize settlement gains or losses at the time an employee's pension liability is settled.

The 2001 restructuring charge of $330 million included severance benefits for 1,860 employees. Employees receiving severance benefits include those affected by plant closings or capacity reductions, as well as various personnel in corporate, administrative and shared service functions. As of September 30, 2002, the Company made revisions to the total number of positions to be affected by the original initiatives; the total number of positions was reduced by 273, of which approximately 5% represents positions included for the partial closure of the Amersfoort plant, located in the Netherlands. This initiative was delayed and is now outside of the 2001 repositioning efforts. An additional restructuring charge for the full closure of Amersfoort was recorded in June 2002. The remaining decrease in positions to be eliminated reflects modifications to original plans and estimates determined in June 2001.

The number of employees and sites affected by the 2001 repositioning efforts are as follows:

--------------------------------------------------------------------------------
                       Affected       Positions                    Remaining to
                       positions      eliminated   Adjustments     be eliminated
--------------------------------------------------------------------------------
Number of employees      1,860          1,384         (273)             203

--------------------------------------------------------------------------------
                                   Sites closed at                     Sites
                        Sites       September 30,                  remaining to
                       affected         2002       Adjustments(*)   be closed
--------------------------------------------------------------------------------
Full shutdowns               9              8           (1)              --
Partial shutdowns            9              8           --                1

* In the second quarter of 2002, the Company made the decision to maintain a portion of Elk Grove, Illinois, one of the plants originally slated for full closure, due to excessive, unexpected costs associated with relocation of a particular product line. Accordingly, in the table presented above, this change is reflected as an adjustment from full shutdown to partial shutdown. Offsetting the adjustment of Elk Grove as a partial shutdown is the removal of the Amersfoort plant due to delayed timing which is now outside of the 2001 repositioning efforts and part of the 2002 efforts.

In June 2002, the Company recognized a restructuring and asset impairment charge of $17 million pre-tax for the full closure of two European plants, Amersfoort and Robecchetto. The $17 million charge is comprised of $12 million of machinery and equipment (representing the book value prior to write-down), which will be partially offset by $3 million of estimated proceeds, and $8 million of severance benefits for 134 employees. The majority of the employees receiving severance are located in the plants. There have been no payments or changes in estimates made to the 2002 restructuring and asset impairment charge as of September 30, 2002. Management expects the 2002 initiatives to be finalized during 2003.

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

The Company is a party in various government enforcement and private actions associated with former waste disposal sites, many of which are on the U.S. Environmental Protection Agency's (EPA) National Priority List, and has been named a potentially responsible party at approximately 140 inactive waste sites where remediation costs have been or may be incurred under the Federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. In some of these cases the Company may also be held responsible for alleged property damage. The Company has provided for future costs at certain of these sites. The Company is also involved in corrective actions at some of its manufacturing facilities.

The Company considers a broad range of information when determining the amount of its remediation accruals, including available facts about the waste site, existing and proposed remediation technology and the range of costs of applying those technologies, prior experience, government proposals for this or similar sites, the liability of other parties, the ability of other potentially responsible parties (PRPs) to pay costs apportioned to them and current laws and regulations. These accruals are assessed quarterly and updated as additional technical and legal information becomes available. However, at certain sites, the Company is unable, due to a variety of factors, to assess and quantify the ultimate extent of its responsibility for study and remediation costs. Among the sites for which the Company has accrued are both non-company owned Superfund sites and company facilities.

The Whitmoyer site, located in Jackson Township, Lebanon County, Pennsylvania, was the location of a veterinary pharmaceutical manufacturing facility. When Rohm and Haas acquired the site in 1964, it discovered arsenic contamination and the Company voluntarily undertook extensive remedial measures with the guidance of the Pennsylvania Department of Health. In 1978, Rohm and Haas sold the site to Beecham, Inc., which in turn sold the site to Stafford Laboratories in 1982. GlaxoSmithKline is the successor entity to Beecham, Inc., and the only other solvent known PRP for this site. Remediation on the site has been completed except for ongoing groundwater remediation. The Company is in litigation with GlaxoSmithKline over allocation of the remediation costs.

The Woodlands sites include two separate locations in the New Jersey Pinelands near Chatsworth, New Jersey. The other known PRPs share remedial costs with Rohm and Haas. The PRPs are performing a groundwater treatment program at the sites that is expected to be completed in 3 to 4 years. Beyond that, the PRPs are required to monitor a downgradient groundwater plume.

During the 1970s, manufacturing waste and that of numerous other known PRPs was disposed of at the Kramer Landfill located in Mantua Township, New Jersey. Rohm and Haas and other PRPs entered into a Consent Decree with the New Jersey Department of Environmental Protection and the EPA in March 1998. All remedial tasks have been completed except for groundwater remediation. The PRPs are currently operating the groundwater treatment facility at the site. The groundwater treatment program is expected to continue for an indeterminate time.

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

The Company's exposure will also depend upon the continued ability of Velsicol and its indemnitor, Fruit of the Loom, Inc., which is operating under a Plan of Reorganization under Chapter 11 of the Bankruptcy code, to contribute to remediation costs. In 2001, these parties stopped paying their share of expenses. In May 2002, the bankruptcy court approved a payment to the Company of approximately $1 million. Also in 2002, the bankruptcy court approved a government settlement entered into with Velsicol, Fruit of the Loom, and other parties, which would create a fund to be used to respond to the Velsicol liabilities at several sites, including Wood-Ridge.

The Company also agreed to fund up to $225,000 for the EPA to develop a workplan for a separate study of contamination in Berry's Creek, which runs near the Site, and of the surrounding wetlands. On October 11, 2002, the EPA requested information relating to sources of contamination in Berry's Creek; the Company understands this request was sent to over ninety potentially responsible parties. The estimated costs of any resulting remediation of Berry's Creek were not considered in the allocation of the Morton purchase price. There is much uncertainty as to what will be required to address Berry's Creek, but cleanup costs could be very high and the Company's share of these costs could be material to the results of its operations, cash flows and consolidated financial position.

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

The Company's Houston plant is an approximately 900 acre facility located in Deer Park, Texas. The Texas Commission on Environmental Quality (TCEQ) issued a Resource Conservation and Recovery Act (RCRA) Part B Permit and a Compliance Plan calling for a RCRA Facility Investigation for certain Solid Waste Management Units (SWMU's) and remediation of other units. Pursuant to the Compliance Plan and subsequent investigations, the facility continues to operate groundwater recovery systems at two units, has investigated and continues to monitor one unit, will prepare a Corrective Measures Study for another unit, and has submitted the Affected Property Assessment Report (APAR) concluding that no further action is required for four units. Final approval of the APAR is pending TCEQ's review.

The Company closed the former Morton plant at Paterson, New Jersey in December 2001, and is currently undertaking remediation of the site under New Jersey's Industrial Site Recovery Act. Investigation of contamination of shallow soils and groundwater is nearly complete, with further investigation of deeper groundwater ongoing. Remediation systems for product and shallow groundwater recovery are in place and awaiting authorization from New Jersey Authorities to operate, and soil remediation measures are undergoing evaluation. An accrual was recorded for known remediation activities in September 2000, and revised in September 2002, to address information obtained during the ongoing site investigation.

The amount charged to earnings pre-tax for environmental remediation was $25 million and $26 million for the nine months ended September 30, 2002 and 2001, respectively. The reserves for remediation were $154 million and $150 million at September 30, 2002 and December 31, 2001, respectively, and are recorded as liabilities (current and long-term) in the Consolidated Balance Sheet. These reserves include amounts resulting from the allocation of the purchase price of Morton. The Company is pursuing lawsuits over insurance coverage for certain environmental liabilities. It is the Company's practice to reflect environmental insurance recoveries in results of operations for the quarter in which the litigation is resolved through settlement or other appropriate legal processes. Resolutions typically resolve coverage for both past and future environmental spending. The Company settled with several of its insurance carriers and recorded income pre-tax of approximately $33 million and $9 million for the nine months ended September 30, 2002 and 2001, respectively.

In addition to accrued environmental liabilities, the Company had reasonably possible loss contingencies related to environmental matters of approximately $70 million and $73 million at September 30, 2002 and December 31, 2001, respectively. The Company has reserved for the costs it believes are probable and estimable and other costs which have not met the definition of probable have been included in our discussion of reasonably possible loss contingencies. Further, the Company has identified other sites, including its larger manufacturing facilities, where additional future environmental remediation may be required, but these loss contingencies cannot reasonably be estimated at this time. These matters involve significant unresolved issues, including the number of parties found liable at each site and their ability to pay, the outcome of negotiations with regulatory authorities, the alternative methods of remediation and the range of costs associated with those alternatives. The Company believes that these matters, when ultimately resolved, which may be over an extended period of time, will not have a material adverse effect on the consolidated financial position or consolidated cash flows of the Company, but could have a material adverse effect on consolidated results of operations or cash flows in any given period.

OTHER LITIGATION
There has been increased publicity about asbestos liabilities faced by manufacturing companies. As a result of the bankruptcy of most major asbestos producers, plaintiffs' attorneys are increasing their focus on peripheral defendants, including the Company. The Company believes it has adequate reserves and insurance and does not believe its asbestos exposure is material.

There are pending lawsuits filed against Morton related to employee exposure to asbestos at a manufacturing facility in Weeks Island, Louisiana with additional lawsuits expected. The Company expects that most of these cases will be dismissed because they are barred under worker's compensation laws; however, cases involving asbestos-caused malignancies may not be barred under Louisiana law. Subsequent to the Morton acquisition, the Company commissioned medical studies to estimate possible future claims and recorded accruals based on the results. Morton has also been sued in connection with the former Friction Division of the former Thiokol Corporation, which merged with Morton in 1982. Settlements to date total $383,000 and many cases have closed with no payment. These cases are fully insured. In addition, like most manufacturing companies, the Company has been sued, generally as one of many defendants, by non-employees who allege exposure to asbestos on the Company premises. The Company does not believe that it is reasonably possible that a material loss will be incurred in excess of the amounts recorded for all pending cases.

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

A reconciliation of current period changes, net of applicable income taxes, within Accumulated Other Comprehensive (Loss), due to the use of derivative and non-derivative instruments that have been designated and have qualified as hedges, is as follows:

(in millions)                                  Three Months Ended   Nine Months
                                                      Ended            Ended
                                               --------------------------------
                                                       September 30, 2002
                                               --------------------------------
Accumulated (loss) gain on derivatives at
   beginning of period                               $(23)             $ 37
Current period changes in fair value                    5               (52)
Reclassification of income to earnings, net            (1)               (4)
                                               --------------------------------
Accumulated (loss) on derivatives at
   September 30, 2002                                $(19)             $(19)
                                               ================================

Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2002 has been reconciled as detailed in Note I, and includes, as a component, the results of the Company's hedging activities.

Additional disclosures required by SFAS No. 133, as amended, are provided in the following paragraphs by respective hedging objective.

The Company utilizes foreign exchange option and forward contracts to reduce the variability in the functional-currency-equivalent cash flows associated with foreign currency denominated forecasted transactions. These foreign exchange hedging contracts are designated as foreign currency cash flow hedges. Gains and losses on these instruments are recorded as Accumulated Other Comprehensive
(Loss) until the underlying transactions are recorded into earnings. The amount reclassified to earnings from Accumulated Other Comprehensive (Loss) was an immaterial gain for the three months ended September 30, 2002 and a $4 million gain after-tax for the nine months ended September 30, 2002. At September 30, 2002, an accumulated loss of $3 million after-tax was recorded within Accumulated Other Comprehensive (Loss). The actual income or loss will be reclassified from Accumulated Other Comprehensive (Loss) to earnings over the next four quarters and will likely vary as a result of changing market conditions.

The Company uses options, collars and swap agreements to reduce the effects of changing raw material prices. These transactions are designated as cash flow hedges. Gains and losses on these instruments are recorded as Accumulated Other Comprehensive (Loss) until the underlying transactions are recorded into earnings. The amount reclassified to earnings and recorded as Cost of Goods Sold was a $1 million gain after-tax for the three months ended September 30, 2002 and an immaterial charge after-tax for the nine months ended September 30, 2002. At September 30, 2002, a $2 million gain after-tax was included within Accumulated Other Comprehensive (Loss), which is expected to be reclassified to earnings over the next five quarters. The actual amounts to be reclassified to earnings may differ as a result of changing market conditions.

The Company uses cross-currency interest rate swaps, foreign exchange forward and collar contracts and non-derivative instruments to hedge the foreign currency exposures of the Company's net investments in foreign operating units. These transactions are designated as hedges of net investments. The effective portion of changes in fair values of hedges, recorded within Accumulated Other Comprehensive (Loss), amounted to a $18 million loss after-tax at September 30, 2002. The amount excluded from the measure of effectiveness on these net investment hedges increased interest expense by $1 million pre-tax for the nine month period ended September 30, 2002.

The Company uses interest rate swap agreements to optimize the worldwide financing costs by maintaining a desired level of floating rate debt. At September 30, 2002, the Company maintains interest rate swap agreements that convert the fixed rate components of the $450 million and $500 million notes due in July 15, 2004 and 2009, respectively, to a floating rate based on 3 month LIBOR. These swap agreements are designated and accounted for as fair value hedges. The changes in fair value of swaps are marked to market through income along with the offsetting changes in fair value of underlying notes using the short cut method. The difference between fixed and floating interest rates was recorded as a reduction to interest expense, totaling $9 million and $27 million for the three and nine month period ended September 30, 2002, respectively. At September 30, 2002, the swap agreements carry an aggregate fair value of $101 million.

As of September 30, 2002, the Company maintained hedge positions that were effective as hedges from an economic perspective but did not qualify for hedge accounting under SFAS No. 133, as amended. Such hedges consisted primarily of emerging market foreign currency option and forward contracts, and were marked-to-market resulting in an immaterial impact on earnings for both the three and nine month periods ended September 30, 2002.

(H) INVENTORIES

Inventories consist of the following:
(in millions)                               September 30,       December 31,
                                                 2002               2001
                                           ----------------    ----------------
Finished products and work in-process           $ 568              $ 550
Raw materials                                     130                119
Supplies                                           55                 43
                                           ----------------    ----------------
Total                                           $ 753              $ 712
                                           ================    ================

(I) COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:


(in millions)                                           Three Months Ended  Nine Months Ended
                                                          September 30,       September 30,
                                                       ------------------- ------------------
                                                        2002       2001        2002     2001
                                                       ------------------- ------------------
Net earnings (loss)                                    $  73      $  53       $(532)   $ 358

Other comprehensive income (loss),  net of tax:
Foreign currency translation adjustment                  (17)        86          98      (43)
Current period changes in fair value of derivative
  and non-derivative instruments qualifying as hedges      5        (34)        (52)      (1)
Cumulative effect of accounting change                    --         --          --        6
                                                       ------------------- ------------------
Comprehensive income (loss)                            $  61      $ 105       $(486)   $ 320
                                                       =================== ==================


(J) TREASURY SHARES

The number of common treasury shares held by the Company were:

September 30, 2002           20,984,371
December 31, 2001            21,651,545

(K) EARNINGS PER SHARE

The difference in common shares outstanding used in the calculation of basic and diluted earnings per common share are primarily due to the effect of stock options as reflected in the reconciliation that follows:


                                             Three Months Ended September 30,               Nine Months Ended September 30,
                                        ----------------------------------------    -------------------------------------------
(in millions, except per-share            Earnings                         Per-         Earnings                         Per-
amounts)                                   (Loss)           Shares        Share          (Loss)           Shares        Share
                                         (Numerator)    (Denominator)     Amount       (Numerator)     (Denominator)    Amount
--------------------------------------------------------------------------------    -------------------------------------------
2002
Earnings from continuing operations
   before extraordinary item and
   cumulative effect of accounting
   change (Basic)                          $77              221.1          $.35            $ 254           220.9        $1.15
Dilutive effect of options (a)              --                1.0                             --             1.0
Earnings from continuing operations
   before extraordinary item and
   cumulative effect of accounting      -------------------------                   ----------------------------
   change (Diluted)                        $77              222.1          $.35            $ 254           221.9        $1.15

2001
Earnings (loss) from continuing
   operations before extraordinary item
   and cumulative effect of
   accounting change (Basic)               $53              220.4          $.24            $(107)          220.2        $(.48)
Dilutive effect of options (a)              --                0.9                             --              --
Earnings (loss) from continuing
   operations before extraordinary item
   and cumulative effect of             -------------------------                   ----------------------------
   accounting change (Diluted)             $53              221.3          $.24            $(107)          220.2        $(.48)


(a) For the three months ended September 30, 2002 and 2001, the Company had 0.9 million and 0.6 million, respectively, of anti-dilutive options; the exercise price of these stock options was greater than the average market price for the periods ended September 30, 2002 and 2001. For the nine months ended September 30, 2002 and 2001, the Company had 0.9 million and
     4.6 million, respectively, of anti-dilutive options.

(L) SUBSEQUENT EVENTS

On October 23, 2002, the Company announced the formation of a joint venture with Chemicrea Inc., a current supplier to the Company of methylisothiazolinone, for the manufacture and distribution of isothiazolinone biocides. Due to the significant growth of the markets in the Asia/Pacific region, the Company felt it was important to establish a manufacturing presence in the region for these products. The agreement includes an investment in new plant assets for the production of isothiazolinones in China and is expected to result in enhanced global supply and service for customers.

The Company reached a $43 million pre-tax settlement in November 2002 with certain insurance underwriters at Lloyd's, London. The settlement resolved claims for environmental and other liabilities and payment is expected from the underwriters in the fourth quarter of 2002.

On November 5, 2002, the Company announced the signing of a definitive agreement for Kureha Chemical to sell their global plastic additives business to the Company for approximately $66 million. Under the terms of the agreement, the Company will acquire Kureha's commercial operations throughout the Asia-Pacific region and other areas along with manufacturing facilities and laboratories in Singapore, as well as technical service laboratories in Beijing. Additionally the Company will gain full control of manufacturing sites in Singapore and Grangemouth, Scotland, which were sites previously part of a joint venture.

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

Within the following discussion, unless otherwise stated, "quarter" and "nine month period," refers to the three and nine month periods ended September 30, 2002, respectively, and "prior period" refers to comparisons with the corresponding period in the previous year, unless otherwise stated.

Earnings (loss) from continuing operations before extraordinary item and cumulative effect of accounting change are abbreviated as "Earnings (loss) from continuing operations" within the MD&A and "Notes to Consolidated Financial Statements."

UNUSUAL ITEMS
Unusual items represent gains or losses arising from events or transaction that in management's judgment are unusual in nature or amount, occur infrequently or satisfy the definition of an extraordinary item in accordance with Accounting Principles Board (APB) Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Management believes the exclusion of these items provides investors additional insight into the ongoing operations of the business. Unless otherwise indicated, the impact of unusual items on operations within the context of the MD&A is stated net of tax.

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

GOODWILL AND OTHER INTANGIBLE ASSETS
As a result of the Company's impairment testing in connection with the adoption of SFAS No. 142, a non-cash charge of $830 million ($773 million after-tax), was reflected in the results for the nine months ended September 30, 2002, as if this charge had been recorded on January 1, 2002. The after-tax charge of $773 million by segment is as follows: Coatings - $42 million; Electronic Materials - $281 million; Performance Chemicals - $230 million and Salt - $220 million.

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

o    LITIGATION AND ENVIRONMENTAL RESERVES
     The Company is involved in litigation in the ordinary course of business, including personal injury, property damage and environmental litigation. The Company also expends significant funds for environmental remediation of both company-owned and third party locations. In accordance with Generally Accepted Accounting Principles (GAAP), specifically SFAS No. 5, "Accounting for Contingencies" and Statement of Position 96-1, "Environmental Remediation Liabilities," the Company records a loss and establishes a reserve for litigation or remediation when it is probable that an asset has been impaired or a liability exists and the amount of the liability can be reasonably estimated. Reasonable estimates involve judgments made by management after considering a broad range of information including: notifications, demands, or settlements which have been received from a regulatory authority or private party, estimates performed by independent engineering companies and outside counsel, available facts, existing and proposed technology, the identification of other potentially responsible parties and their ability to contribute and prior experience. These judgments are reviewed quarterly as more information is received and the amounts reserved are updated as necessary. However, the reserves may materially differ from ultimate actual liabilities if management's judgments turn out to be inaccurate. If management believes no best estimate exists, the minimum loss is accrued in accordance with GAAP.

o    RESTRUCTURING
     In June 2001, the Company recorded a $330 million restructuring and asset impairment charge in connection with its 2001 repositioning efforts, of which $82 million represented restructuring charges. The repositioning effort consisted of 112 separate initiatives affecting all business groups across the Company. As of September 30, 2002, the majority of these efforts were complete, with the remainder to be finalized before year-end 2002. The $82 million of restructuring included $71 million of severance termination benefits for 1,860 employees affected by plant closings or capacity reductions, as well as various personnel in corporate, administrative and shared service functions. Severance termination benefits were based on various factors including length of service, contract provisions and salary levels. Management estimated the restructuring charge based on these factors as well as projected final service dates. See Note E for additional information, including revisions to the total number of positions to be affected by the original initiatives and changes to original estimates.

     Given the complexity of estimates and broad reaching scope of the 2001 repositioning effort, actual expenses could differ from management's original estimates. If actual results are different from original estimates, the Company will continue to record additional expense or reverse previously recorded expense through the Provision for Restructuring and Asset Impairments line in the Statement of Consolidated Earnings. As of September 30, 2002, the Company recognized a $5 million favorable net change to the original estimate, due in part to changes in estimates for severance expense and the recognition of settlement gains. It is the Company's policy to recognize settlement gains or losses at the time an employee's pension liability is settled. Management will continue to make adjustments if necessary as actions under the plan are implemented.

o    VALUATION OF LONG-LIVED ASSETS
     The Company's long-lived assets include land, buildings, equipment, long-term investments, goodwill, indefinite-lived intangible assets and other intangible assets. Long-lived assets, other than investments, goodwill and indefinite-lived intangible assets, are depreciated over their estimated useful lives, and are reviewed for impairment in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," whenever changes in circumstances indicate the carrying value may not be recoverable. Goodwill and indefinite-lived intangible assets are reviewed annually each May for impairment under the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets." In conjunction with the Company's 2001 repositioning efforts and the adoption of SFAS No. 142, $245 million and $830 million ($773 million after-tax), respectively, in assets were deemed impaired and written-off based on estimated fair value assumptions. Fair values are estimated based upon forecasted cash flows discounted to present value. If actual cash flows or discount rate estimates change, the Company may have to record additional impairment charges not previously recognized (see Notes C and E).

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

o    GAIN ON SALE OF THE AGRICULTURAL CHEMICALS BUSINESS

     In June 2001, the Company completed the sale of its Agricultural Chemicals business to Dow AgroSciences LLC (DAS), a wholly-owned subsidiary of the Dow Chemical Company for approximately $1 billion, subject to a purchase price adjustment. The amount of the purchase price adjustment owed to the Company, which the Company believes is approximately $12 million, was not resolved between the parties as of September 30, 2002, but the parties are in discussions which should resolve the issue in the near future. The Company recognized an adjustment to reduce the original gain on sale by $11 million pre-tax ($7 million or $0.03 per share, after-tax) in the nine months ended September 30, 2002. Accordingly, the Company has adjusted the receivable from DAS for the remaining amount of the purchase price adjustment, which represents management's best estimate of the final receivable. The Company's calculation of the purchase price adjustment required estimates related to the valuation of certain assets, principally accounts receivable, inventory, and rebate liabilities transferred to DAS on June 1, 2001. If the final receivable differs from management's current estimate, the Company will record an additional adjustment to the gain on disposal of discontinued line of business.

SALE OF THE AGRICULTURAL CHEMICALS BUSINESS
Following the sale of its Agricultural Chemicals business (Ag) in June 2001, the Company reported the operating results as discontinued operations in accordance with APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Ag had been a separate major line of business in the Chemical Specialties segment. The Chemical Specialties segment was previously reported as a separate segment until January 1, 2002, when the Company changed its business segments in accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," due to realignment of management. For 2001, the operating results of Ag are reported separately as discontinued operations.

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

BUSINESS SEGMENTS AS OF JANUARY 1, 2002
Effective January 1, 2002, based on realignment of internal management accountability, the Company changed its reportable business segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company operates five business segments: Coatings, Adhesives and Sealants, Electronic Materials, Performance Chemicals and Salt. The Coatings, Electronic Materials and Performance Chemicals business segments aggregate operating segments. The Coatings segment sells a range of intermediate products and additives for paint and coatings, textiles, non-woven and leather applications for use in the building and construction, home improvement, packaging, graphic arts, apparel and transportation markets. The Adhesives and Sealants segment sells a full-range of adhesives and laminate materials for use in the packaging, building and construction, transportation and home improvement markets. The Electronic Materials segment sells enabling technology for all aspects of the manufacture of printed wiring boards, integrated circuits and integrated circuit for use in cellular phones, mainframe and personal computers, office equipment, home appliances, electronic games and automotive parts. The Performance Chemicals segment produces monomers that are essential starting materials for acrylic products, a wide range of plastics additives, lubricants, fuels, antimicrobial, resins and adsorbents. The Salt segment sells salt in all forms including table, cooking, water conditioning, highway and chemical processing. Results of operations from prior years have been reclassified to conform to current year presentation.

The results for the year-ended December 31, 2001, as reported in the Company's Annual Report filed on Form 10-K with the SEC, were presented in the previously existing business segments. The following table provides a comparable view of the business segments applicable to 2001 versus those presented in 2002.


      BUSINESS SEGMENTS AT DECEMBER 31, 2001                       BUSINESS SEGMENTS AS OF JANUARY 1, 2002
----------------------------------------------------------------------------------------------------------------
    Performance Polymers                                     Coatings
       Coatings                                                 Architectural and Functional Coatings *
       Adhesives and Sealants                                   Automotive Coatings *
       Plastic Additives                                        Powder Coatings *
       Monomers
       Surface Finishes                                      Adhesives and Sealants *
           Automotive Coatings
           Powder Coatings                                   Electronic Materials
                                                                Printed Wiring Board *
                                                                Electronic and Industrial Finishes *
    Chemical Specialties                                        Microelectronics *
       Consumer and Industrial Specialties
       Inorganic and Specialty Solutions                     Performance Chemicals
       Ion Exchange Resins                                      Monomers *
                                                                Plastic Additives *
    Electronic Materials                                        Inorganic and Specialty Solutions *
       Shipley Ronal                                            Consumer and Industrial Specialties *
       Microelectronics                                         Ion Exchange Resins *

    Salt                                                     Salt *

                                                         * Designates a reporting unit for SFAS No. 142 purposes
----------------------------------------------------------------------------------------------------------------


RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Net Sales by Business Segment and Customer Location


(in millions)                                Three Months Ended        Nine Months Ended
                                               September 30,             September 30,
                                           --------------------     --------------------
                                             2002     2001 (1)        2002     2001 (1)
                                           --------------------     --------------------
BUSINESS SEGMENT
   Coatings                                $   489    $   453       $ 1,422    $ 1,371
   Adhesives and Sealants                      146        159           446        486
   Electronic Materials                        262        208           738        735
   Performance Chemicals                       584        529         1,650      1,663
   Salt                                        139        144           489        546
   Elimination of Intersegment Sales          (166)      (147)         (453)      (475)
                                           -------    -------       -------    -------
         Total                             $ 1,454    $ 1,346       $ 4,292    $ 4,326
                                           =======    =======       =======    =======

CUSTOMER LOCATION
   North America                           $   887    $   828       $ 2,662    $ 2,681
   Europe                                      333        305           965        985
   Asia-Pacific                                183        163           516        504
   Latin America                                51         50           149        156
                                           -------    -------       -------    -------
         Total                             $ 1,454    $ 1,346       $ 4,292    $ 4,326
                                           =======    =======       =======    =======

Earnings (Loss) from Continuing Operations by Business Segment (5)


(in millions)                   Three Months Ended September 30,   Nine Months Ended September 30,
                               ---------------------------------  ---------------------------------
                                                    Pro Forma                            Pro Forma
                                 2002    2001(1)    2001(1,3)     2002(4)     2001(1)    2001(1,3)
                               ---------------------------------  ---------------------------------
BUSINESS SEGMENT
   Coatings                     $ 48     $ 48        $ 51         $ 166       $  84      $  93
   Adhesives and Sealants          3        6           9            (2)        (74)       (67)
   Electronic Materials           26       (3)          2            60           2         15
   Performance Chemicals          42       37          40           120          33         41
   Salt                            4       (2)          3            29           2         19
   Corporate (2)                 (46)     (33)        (31)         (119)       (154)      (149)
                               --------------------------------   ---------------------------------
         Total                  $ 77     $ 53        $ 74         $ 254       $(107)     $ (48)
                               ================================   =================================

Earnings from Continuing Operations by Business Segment Excluding Unusual Items (5,6)


(in millions)                   Three Months Ended September 30,   Nine Months Ended September 30,
                               ---------------------------------  ---------------------------------
                                                    Pro Forma                           Pro Forma
                                 2002    2001(1)    2001(1,3)      2002      2001(1)    2001(1,3)
                               ---------------------------------  ---------------------------------
BUSINESS SEGMENT
   Coatings                     $ 51     $ 48        $ 51         $ 171       $ 130      $ 139
   Adhesives and Sealants          6        6           9            17          15         22
   Electronic Materials           26       (2)          3            61          27         40
   Performance Chemicals          45       39          42           133          90         98
   Salt                            4       (2)          3            29          13         30
   Corporate (2)                 (42)     (38)        (36)         (121)       (128)      (123)
                               --------------------------------  ---------------------------------
         Total                  $ 90     $ 51        $ 72         $ 290       $ 147      $ 206
                               ================================  =================================

(1)  Reclassified to conform to current year presentation.
(2) Corporate includes non-operating items such as interest income and expense and corporate governance costs.
(3) Pro forma results exclude amortization of goodwill and indefinite-lived intangibles.
(4) Results for the nine months ended September 30, 2002 include an impairment charge for goodwill and indefinite-lived intangible assets in accordance with SFAS No. 142 reported as a cumulative change in accounting principle as of January 1, 2002. The after-tax charge of $773 million by segment is as follows: Coatings - $42 million; Electronic Materials - $281 million; Performance Chemicals - $230 million and Salt - $220 million.
(5)  Before extraordinary item and cumulative effect of accounting change.
(6)  Table of Unusual Items follows:


(in millions)                                Three Months Ended     Nine Months Ended
                                             September 30, 2002     September 30, 2002
                                            -------------------     ------------------
2002 Unusual Items                                       After-                After-
------------------                          Pre-Tax       Tax       Pre-Tax      Tax
                                            ------------------------------------------
Net earnings (loss) as reported              $ 107      $  73       $(475)     $(532)
   Loss on disposal of discontinued line
     of business                                 6          4          11          7
   Extraordinary loss on early
     extinguishment of debt                     --         --           9          6
   Cumulative effect of accounting
     change                                     --         --         830        773
                                            ------------------------------------------
Earnings from continuing operations
 before extraordinary item and
 cumulative effect of accounting change        113         77         375        254
   Remediation-related charges                  19         12          19         12
   Remediation-related insurance
     settlements                               (16)       (10)        (32)       (20)
   Purchased in-process research and
     development                                 3          2           3          2
   Provision for restructuring and asset
     impairments                                --         --          16         10
   Demolition, dismantlement and other
     costs associated with restructuring        15          9          49         32
                                            ------------------------------------------
Impact of unusual items on continuing
  operations                                    21          13         55         36
                                            ------------------------------------------
 Earnings excluding unusual items            $ 134      $  90       $ 430      $ 290
                                            ==========================================


(in millions)                                Three Months Ended     Nine Months Ended
                                             September 30, 2001     September 30, 2001
                                           --------------------     ------------------
2001 Unusual Items                                       After-                After-
------------------                          Pre-Tax       Tax       Pre-Tax      Tax
                                            ------------------------------------------
Net earnings as reported                     $  86      $  53       $ 617      $ 358
   Income from discontinued line of
     business                                   --         --         (65)       (40)
   Gain on disposal of discontinued line
     of business                                --         --        (679)      (428)
   Extraordinary loss on early
     extinguishment of debt                     --         --           2          1
   Cumulative effect of accounting
     change                                     --         --           3          2
                                            ------------------------------------------
Earnings (loss) from continuing
 operations before extraordinary item
 and cumulative effect of accounting
 change                                         86         53        (122)      (107)
   Remediation-related charges, net of
     insurance settlements                      (5)        (3)          9          5
   Provision for restructuring and asset
     impairments                                --         --         330        233
   Asset write-downs, integration and
     other restructuring                         2          1          28         16
                                            ------------------------------------------
Impact of unusual items on continuing
  operations                                    (3)        (2)        367        254
                                            ------------------------------------------
Earnings excluding unusual items             $  83      $  51       $ 245      $ 147
                                            ==========================================


THIRD QUARTER 2002 VERSUS THIRD QUARTER 2001 - CONSOLIDATED

NET SALES
Consolidated net sales for the third quarter of 2002 were $1,454 million, an 8% increase of $108 million from prior period net sales of $1,346 million, reflecting stronger sales in consumer markets, particularly automotive, housing and home improvements. The growth from prior year was driven by volume increases and favorable product mix. Favorable currency gains were offset by unfavorable selling prices and the impact of exited businesses. Along segment lines, Coatings, Electronic Materials and the consumer markets of Performance Chemicals increased from the prior period. Net sales for Adhesives and Sealants decreased 8% to $146 million in the current period; however, after eliminating the effect of the Liquid Polysulfide business exited at the end of 2001, net sales increased by 6% on a comparable basis. Net sales for Salt were 3% lower in the current period due to lower levels of early season ice control activity.

NET EARNINGS

Net earnings as reported for the third quarter of 2002 were $73 million, a 38% increase from prior period net earnings of $53 million. Earnings per share on a diluted basis were $0.33 in the third quarter of 2002 compared to $0.24 in the prior period. Improved earnings can be primarily attributed to improved product mix, increased volumes and the positive impact of ongoing cost controls. Additional factors contributing to the increase from prior period include the cessation of amortization of goodwill and indefinite-lived intangibles in 2002, which contributed $21 million after-tax and reduced interest expense in the amount of $5 million after-tax. Increased research and development spending of $11 million after-tax as well as $9 million after-tax for demolition, dismantlement and other costs associated with the 2001 restructuring initiatives offset the year-over-year growth.

GROSS PROFIT
Gross profit for the third quarter of 2002 was $451 million, increased 9% or $37 million, from $414 million in the prior period. The gross profit margin for the current quarter remained flat with the prior period at 31%. As compared to the third quarter of 2001, favorable volume and product mix in key segments were offset by unfavorable selling prices, the Methyl Methacrylate outage during the current quarter and increased prices for key raw materials, especially propylene and acetone, most significantly affecting Architectural and Functional Coatings and Monomers. Additionally, non-qualified spending associated with the 2001 restructuring initiatives was higher and decreased gross profit as compared to the prior period by $9 million after-tax.

SELLING, ADMINISTRATIVE AND RESEARCH (SAR) EXPENSES
SAR expenses were $291 million in the third quarter of 2002, an increase of $28 million or 11% from $263 million in the third quarter of 2001. Research and development spending increased from the prior year driven by the continued emphasis on investment in technology which accounted for the majority of the total increase in research spending. In addition, the write-off of approximately $3 million of in-process research and development associated with the acquisition of the Ferro Corporation's European Powder Coatings business in the third quarter of 2002 further increased research costs. The remaining increase is attributable to higher selling and administrative costs, particularly due to increased health care costs and normal wage increases.

INTEREST EXPENSE
Interest expense for the current quarter was $32 million, an 18% decline from $39 million in the prior period, primarily due to lower effective interest rates, lower debt levels and fluctuations of interest rate swap agreements.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS
Amortization of goodwill and other intangible assets for the current quarter was $17 million, a 58% decrease from $40 million in the prior period. The decrease is a direct result of the Company's adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002, which ceased the amortization of goodwill and indefinite-lived intangibles. Excluding amortization of goodwill and other intangibles in accordance with SFAS No. 142, amortization expense would have been $19 million in 2001 on a pro forma basis.

SHARE OF AFFILIATE NET EARNINGS
Share of affiliate net earnings was $5 million in the third quarter of 2002, an increase of 67% from $3 million in the third quarter of 2001.

OTHER (INCOME) EXPENSE, NET
The Company reported net other expense of $3 million for the current quarter compared to net other income of $11 million in the prior period. The decrease of other income is primarily due to the absence of foreign currency gains recorded in the third quarter of 2001.

EFFECTIVE TAX RATE
The effective tax rate for earnings from continuing operations of $77 million for the third quarter of 2002 was 32% compared to 38% in the prior period. Results of operations in 2001 included non-deductible goodwill amortization expense, which ceased in 2002 with the adoption of SFAS No. 142 as of January 1, 2002.

THIRD QUARTER 2002 VERSUS THIRD QUARTER 2001 -- BY BUSINESS SEGMENT

PRO FORMA RESULTS ARE PRESENTED BELOW TO EXCLUDE AMORTIZATION OF GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS.

COATINGS
Net sales from Coatings were $489 million in the third quarter of 2002 an increase of $36 million or 8% from $453 million in the prior period with Architectural and Functional Coatings and Automotive Coatings reporting increases from the prior period of 8% and 20%, respectively. Architectural and Functional Coatings experienced growth from consumer paint sales for home improvements, as well as higher demand for lightweight coated paper driven by increased postal rates. Automotive Coatings experienced an increase in net sales due to an increase in North American automotive production. Net earnings from continuing operations remained flat at $48 million in the third quarter of 2002 and 2001. Excluding unusual items, net earnings were also flat at $51 million for the current quarter of 2002 and on a pro forma basis. Earnings have been negatively impacted in the current quarter by increasing raw material costs and the write-off of purchased in-process research and development of $3 million, as well as, the higher costs incurred due to the Methyl Methacrylate outage at the Company's Deer Park, Texas plant.

ADHESIVES AND SEALANTS
Adhesives and Sealants net sales for the third quarter were $146 million a decrease of 8% or $13 million from prior year net sales of $159 million. Excluding the Liquid Polysulfide business exited at the end of 2001, on a comparable basis net sales increased 6% from the prior period due to continuing gain share in the transportation and packaging segments of the adhesives market. Net earnings from continuing operations were $3 million in the third quarter of 2002, compared to $6 million from the prior period. Net earnings from continuing operations excluding unusual items were $6 million for the current quarter compared to $9 million on a pro forma basis. The difference was driven primarily by the impact of the exited Liquid Polysulfide business.

ELECTRONIC MATERIALS
Electronic Materials net sales were $262 million for the current quarter, compared to $208 million in the prior period, an increase of $54 million or 26%. The increase is shared by all three reporting units in Electronic Materials and is attributable to demand for new products and advanced technologies, such as chemical mechanical planarization products, deep ultraviolet photoresists, antireflective coatings and advanced finishing materials for chip packaging. Earnings from continuing operations were $26 million in the third quarter, compared to a net loss of $3 million from the prior period. Excluding unusual items, net earnings were $26 million for the current quarter compared to $3 million on a pro forma basis. Earnings increased as a result of the increase in volume and sales growth, pricing and improved internal cost control.

PERFORMANCE CHEMICALS
Performance Chemicals net sales were $584 million for the third quarter of 2002 an increase of $55 million or 10% from prior period net sales of $529 million. The increase within Performance Chemicals is attributable to Monomers and Plastic Additives. Net sales from Monomers increased 16% from the prior period despite the Methyl Methacrylate outage. Strong demand and growth from new products within Plastic Additives led to increased sales of 12% from the prior period. Consumer and Industrial Specialties, Ion Exchange Resins and Inorganic and Specialty Solutions net sales remained relatively flat as compared to the prior period. Net earnings from continuing operations were $42 million for the current period compared to $37 million in the prior period. Excluding unusual items, net earnings were $45 million for the current quarter compared to $42 million on a pro forma basis. The earnings increase was driven primarily by Monomers and Plastic Additives due to increased sales and a change in the sourcing strategy of Inorganic and Specialty Solutions.

SALT
Salt net sales were $139 million for the current quarter, compared to $144 million, a decline of 3% from the prior period resulting from lower early season ice control activity. Net earnings from continuing operations were $4 million for the third quarter of 2002 an increase from a net loss of $2 million in the prior period. Excluding unusual items, net earnings were $4 million for the current quarter, a 33% increase on a pro forma basis. The earnings increase is primarily due to better pricing and product mix in the non ice-control markets.

CORPORATE
Corporate reported a loss from continuing operations in the third quarter of 2002 of $46 million, compared to a loss of $33 million as reported and a loss of $31 million on a pro forma basis in the third quarter of 2001. The increase is primarily attributed to the foreign currency gains recorded in the prior period and a reduction in pension credits of $9 million compared to the third quarter of 2001, due to transition assets which were fully amortized as of December 31, 2001 and diminished economic returns from pension assets.

NINE MONTHS 2002 VERSUS NINE MONTHS 2001 -- CONSOLIDATED

NET SALES
Consolidated net sales for the first nine months of 2002 were $4,292 million, 1% below prior period net sales of $4,326 million. The decrease from the prior period was driven primarily by the loss of sales from exited businesses in 2001. Adhesives and Sealants and Salt accounted for the majority of the total decline in net sales. Adhesives and Sealants fell by $40 million, or 8%, to $446 million from net sales of $486 million in the prior period. A decrease of $57 million in net sales from the Salt business also contributed to the year-over-year decline due to lower demand for highway ice control salt during a mild 2002 winter in the United States and Canada and decreased demand across all non-ice products. Performance Chemicals fell by $13 million, or 1%, to $1,650 million from net sales of $1,663 million in the prior period. Net sales from Electronic Materials increased to $738 million from net sales of $735 million while Coatings increased by $51 million to $1,422 million from $1,371 million in the prior period.

NET EARNINGS (LOSS)
Net loss as reported for the first nine months of 2002 was $532 million compared to prior period earnings of $358 million. Loss per share on a diluted basis was $2.40 in the current nine month period of 2002 compared to earnings per share of $1.62 in the prior period. The net loss in 2002 is attributable to the $773 million after-tax charge for the Cumulative Effect of Accounting Change for the adoption of SFAS No. 142, increased research and development spending of $21 million after-tax and $32 million after-tax for demolition, dismantlement and other costs associated with the 2001 restructuring initiatives. Offsetting these amounts include the cessation of amortization of goodwill and indefinite-lived intangibles in 2002, which contributed $59 million after-tax and reduced interest expense in the amount of $30 million after-tax. Prior period results included a $233 million after-tax restructuring charge which was offset by a $428 million after-tax gain for the Ag sale.

GROSS PROFIT
Gross profit for the nine months of 2002 was $1,371 million, an 8% increase from $1,267 million in the prior period. The gross profit margin for the current period was 32%, up from 29% in the prior period and can be attributed to improved demand primarily driven by Coatings, Monomers and Plastic Additives, higher margin product mix and benefits from ongoing cost control efforts, offset by the Methyl Methacrylate outage during the third quarter of 2002.

SELLING, ADMINISTRATIVE AND RESEARCH (SAR) EXPENSES
SAR expenses were $844 million during the current nine month period, an increase of 5% or $38 million, from $806 million in the prior period. Research and development spending increased from the prior year driven by the continued emphasis on investment in technology which accounted for the majority of the total increase. The remaining increase is attributable to higher selling and administration costs, particularly due to increased health care costs and normal wage increases.

INTEREST EXPENSE
Interest expense for the current nine month period was $99 million, a 31% decline from $143 million in the prior period, primarily due to lower effective interest rates, lower debt levels and fluctuations of interest rate swap agreements.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES
Amortization of goodwill and other intangibles for the current nine month period was $51 million, a 57% decrease from $118 million in the prior period. The decrease is a direct result of the Company's adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002, which ceased the amortization of goodwill and indefinite-lived intangibles. Excluding amortization of goodwill and other intangibles in accordance with SFAS No. 142, amortization expense would have been $59 million in 2001 on a pro forma basis.

SHARE OF AFFILIATE NET EARNINGS
Share of affiliate net earnings increased 11% from $9 million in the prior period to $10 million for the current year nine month period.

PROVISION FOR RESTRUCTURING AND ASSET IMPAIRMENTS
The Company recognized a $17 million restructuring and asset impairment charge in the second quarter of 2002 for the closure of two European plants, Robechetto and Amersfoort. The expense of $17 million recognized in the second quarter is offset by a gain of $1 million which was reported in the three month period ended March 31, 2002 and relates to the Company's 2001 repositioning initiatives. In connection with its repositioning initiatives, the Company recognized a $330 million restructuring and asset impairment charge in the second quarter of 2001. The Company also records ongoing change in estimates to these original estimates as they are identified.

OTHER (INCOME) EXPENSE, NET
The Company reported net other income of $4 million for the first nine months of 2002 compared to net other expense of $1 million in the prior period. The current period includes increased interest income, a favorable settlement in an environmental bankruptcy matter, fewer currency gains and reduced miscellaneous expenses. Royalty income remained flat as compared to the prior period.

EFFECTIVE TAX RATE
The effective tax rate for earnings from continuing operations of $254 million for the nine months ended September 30, 2002 was 32%. The loss from continuing operations of $107 million for the nine months ended September 30, 2001 includes a tax benefit of $15 million, which computes to a 12% effective tax rate. This reflects the impact of a 29% tax rate on the $330 million loss provision for restructuring and asset impairment in 2001, which included non-deductible restructuring expenses. Results of operations in 2001 also included non-deductible goodwill amortization expense, which ceased in 2002 with the adoption of SFAS No. 142 as of January 1, 2002.

NINE MONTHS OF 2002 VERSUS NINE MONTHS OF 2001 -- BY BUSINESS SEGMENT

PRO FORMA RESULTS ARE PRESENTED BELOW TO EXCLUDE AMORTIZATION OF GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS.

COATINGS
Net sales from Coatings were $1,422 million in the nine months of 2002 compared to $1,371 million in the prior period. Net earnings from continuing operations were $166 million for the current nine months, as compared to $84 million in the prior period. The difference was driven by restructuring and asset impairment charges recognized in the prior period in connection with the 2001 repositioning efforts. Excluding unusual items, net earnings were $171 million for the current nine months, a 23% increase from $139 million on a pro forma basis. Within Coatings, consumer markets in Architectural and Functional Coatings continue to drive increased earnings. In addition, segment-wide cost reduction efforts and improved volume contributed to the positive performance. More specifically, Architectural and Functional Coatings benefited from strong demand in the consumer paint sales and the launch of new product lines, as well as higher demand for lightweight coated paper driven by increased advertising and printing of catalogue inserts. Automotive Coatings experienced an increase in net sales resulting from an increase in North American automotive production.

ADHESIVES AND SEALANTS
Adhesives and Sealants net sales for the current nine month period were $446 million, a decline of 8% from prior period net sales of $486 million. The decline in sales primarily relates to the Company exiting the Liquid Polysulfide business at the end of 2001; on a comparable basis net sales increased 2% from the prior period due to increased demand for flexible packaging, more environmentally friendly adhesives and interior trim adhesives. Net loss from continuing operations was $2 million in the nine months of 2002, compared to $74 million from the prior period due to restructuring and asset impairment charges recognized in the prior period in connection with the 2001 repositioning efforts. Net earnings from continuing operations excluding unusual items were $17 million for the current nine months compared to $22 million on a pro forma basis. The decrease in earnings is primarily due to the exited Liquid Polysulfide business and the research and engineering costs associated with the redesign of its manufacturing and laboratory footprint.

ELECTRONIC MATERIALS
Electronic Materials net sales were $738 million for the current nine months, compared to $735 million from the same period in 2001. The change from prior year is exacerbated by comparison to record-level net sales in the first quarter of 2001, which were driven by significant growth for leading-edge products used to make high-end semiconductor chips. Business demand fell precipitously beginning in the second quarter of 2001, and then persisted at low levels for the remainder of the year. However, Electronic Materials reported significantly increased demand in the second quarter of 2002. Earnings from continuing operations were $60 million in the current nine months compared to $2 million from the prior year; the difference was driven by restructuring and asset impairment charges recognized in the prior period in connection with the 2001 repositioning efforts. Excluding unusual items, net earnings were $61 million for the current nine months, a 53% increase from $40 million on a pro forma basis.

PERFORMANCE CHEMICALS
Performance Chemicals net sales for the first nine months of 2002 were $1,650 million, a decline of 1% from the prior period of $1,663 million. The decrease was generated primarily in Monomers and Inorganic and Specialty Solutions offset by increased sales for Plastics Additives. Net sales from Consumer and Industrial Specialties and Ion Exchange Resins remained relatively flat as compared to the prior period. Net earnings from continuing operations were $120 million for the current period compared to $33 million in the prior period. The difference was driven by restructuring and asset impairment charges recognized in the prior period in connection with the 2001 repositioning efforts. Excluding unusual items, net earnings were $133 million for the current nine months, a 36% increase from $98 million on a pro forma basis. The earnings increase was driven primarily by Plastic Additives and Monomers.

SALT
Salt net sales for the current period were $489 million, a decline of 10% from the prior period of $546 million. Milder winter weather was the primary cause for the decline when compared to the prior period. Net earnings from continuing operations were $29 million for the first nine months of 2002 compared to $2 million from the prior period due to charges incurred in the prior period in connection with the 2001 repositioning efforts. Excluding unusual items, net earnings were $29 million for the current nine months, a 3% decrease from $30 million on a pro forma basis. The earnings decrease is primarily due to variances attributable to production inefficiencies resulting from high ice control inventory carry-over as a result of the mild 2001-2002 winter. The impact of the ice control sales shortfall was more than offset by improved pricing for both the ice and non ice control categories.

CORPORATE
Corporate reported a loss from continuing operations in the first nine months of 2002 of $119 million, compared to a loss of $154 million as reported and a loss of $149 million on a pro forma basis in the first nine months of 2001. The decrease is primarily attributed to charges incurred in the prior period in connection with the 2001 repositioning efforts. In addition, the decrease is due to a reduction of $44 million in interest expense and $13 million of unusual insurance recoveries, net of remediation-related charges compared to net insurance recoveries of $9 million in the prior period. This decrease is partially tempered by a reduction in pension credits of $25 million compared to the third quarter of 2001, due to transition assets which were fully amortized as of December 31, 2001 and diminished economic returns from pension assets.

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

During the nine months ended September 30, 2002, cash increased by $160 million primarily as a result of cash inflows from favorable operating activities.

Net cash provided by operating activities from continuing operations was $646 million for the nine months ended September 30, 2002, as compared to $254 million for the nine months ended September 30, 2001, a net increase in cash generated from operating activities of $392 million. The primary difference in the nine month period from prior year was due to increased earnings from continuing operations of $183 million (pre-tax, excluding the provision for restructuring and asset impairments.) Also driving the increase in cash from operating activities is reduced cash outflows for working capital due in part to cost-control efforts, offset by an increase in accounts receivable on higher sales for the nine months ended September 30, 2002.

Net cash used in investing activities of $378 million for the nine months ended September 30, 2002 was primarily for additions to land, buildings and equipment, current year acquisitions and tax payments related to the sale of the Agricultural Chemicals business. Net cash provided by investing activities of $588 million in the nine months ended September 30, 2001 was due to $1 billion in cash proceeds from the sale of the Agricultural Chemicals business in June 2001, offset by cash payments for additions to land, buildings and equipment and $111 million paid for acquisition related activities.

Net cash used in financing activities was $108 million for the nine months ended September 30, 2002 as compared to $891 million for the nine months ended September 30, 2001. The primary use of cash in the nine months ended September 30, 2001 was the repayment of approximately $612 million of short-term borrowings and $147 million of long-term debt. Comparatively, net cash used in the nine months ended September 30, 2002 was driven by cash outlays for long-term debt repurchases of $126 million and dividends of $135 million offset by proceeds from the issuance of 20 billion Yen (approximately $149 million), 30 year 3.50% coupon notes via a private placement in 2002.

The Company evaluates operating performance based upon several factors including free cash flow which it defines as cash provided by operating activities less capital asset spending and dividends. Free cash flows for the nine months ended September 30, 2002 and 2001 were as follows:

   (in millions)                                Nine Months Ended
                                                  September 30,
                                            -------------------------
                                               2002           2001
                                            ----------     ----------
   Cash provided by operating activities      $ 646          $ 254
   Capital asset spending                      (261)          (270)
   Dividends                                   (135)          (132)
   Discontinued operations                       --             44
                                            ---------     ----------
   Free cash flows                            $ 250         $ (104)
                                            =========     ==========

Total borrowings were $2,981 million and $2,898 million at September 30, 2002 and December 31, 2001, respectively. During the first half of 2002, the Company called and purchased debt in the principal amount of $114 million at an after-tax loss of $6 million.

On February 27, 2002, the Company issued 20 billion Yen (approximately $149 million) of 30 year 3.5% coupon notes due 2032, with interest payable semiannually on March 29th and September 29th. The maturity date is March 29, 2032, callable annually after March 2012. The proceeds from the issuance of the note were used for general corporate purposes.

The Company currently anticipates capital expenditures in 2002 to be approximately $380 million. Such capital expenditures will be used primarily for the ongoing Enterprise Resource Planning (ERP) system implementation, ongoing capital projects at existing plants and construction of the Mumbai, India plant.

The Company's short-term, primary source of liquidity will be existing cash balances, cash flows from operations and if necessary, commercial paper and, or bank borrowings. The Company maintains an unused credit facility with a syndicated group of banks of $500 million, committed until 2004. The commitment of this facility is not contingent upon the Company's credit rating. Management believes that the Company's financial resources will adequately meet its business requirements during the next twelve months, including planned expenditures for the improvement or expansion of its manufacturing capacity, working capital requirements and the dividend program.

On October 17, 2002, the Company's Board of Directors approved a quarterly dividend on common shares of 21 cents per common share payable December 1, 2002 to stockholders of record on November 8, 2002.

On November 6, 2002, Standard and Poor's Ratings Services (Standard and Poor's) announced that it lowered its ratings on the Company's long-term corporate credit and senior unsecured debt to BBB+ from A-. At the same time, Standard and Poor's affirmed its A-2 rating for the Company's short-term corporate credit and commercial paper. Management does not expect this change to have a material impact on the Company's annual results of operations or cash flows.

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

The Company is a party in various government enforcement and private actions associated with former waste disposal sites, many of which are on the U.S. Environmental Protection Agency's (EPA) National Priority List, and has been named a potentially responsible party at approximately 140 inactive waste sites where remediation costs have been or may be incurred under the Federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. In some of these cases the Company may also be held responsible for alleged property damage. The Company has provided for future costs at certain of these sites. The Company is also involved in corrective actions at some of its manufacturing facilities.

The Company considers a broad range of information when determining the amount of its remediation accruals, including available facts about the waste site, existing and proposed remediation technology and the range of costs of applying those technologies, prior experience, government proposals for this or similar sites, the liability of other parties, the ability of other potentially responsible parties (PRPs) to pay costs apportioned to them and current laws and regulations. These accruals are assessed quarterly and updated as additional technical and legal information becomes available. However, at certain sites, the Company is unable, due to a variety of factors, to assess and quantify the ultimate extent of its responsibility for study and remediation costs. Among the sites for which the Company has accrued are both non-company owned Superfund sites and company facilities.

The Whitmoyer site, located in Jackson Township, Lebanon County, Pennsylvania, was the location of a veterinary pharmaceutical manufacturing facility. When Rohm and Haas acquired the site in 1964, it discovered arsenic contamination and the Company voluntarily undertook extensive remedial measures with the guidance of the Pennsylvania Department of Health. In 1978, Rohm and Haas sold the site to Beecham, Inc., which in turn sold the site to Stafford Laboratories in 1982. GlaxoSmithKline is the successor entity to Beecham, Inc., and the only other solvent known PRP for this site. Remediation on the site has been completed except for ongoing groundwater remediation. The Company is in litigation with GlaxoSmithKline over allocation of the remediation costs.

The Woodlands sites include two separate locations in the New Jersey Pinelands near Chatsworth, New Jersey. The other known PRPs share remedial costs with Rohm and Haas. The PRPs are performing a groundwater treatment program at the sites that is expected to be completed in 3 to 4 years. Beyond that, the PRPs are required to monitor a downgradient groundwater plume.

During the 1970s, manufacturing waste and that of numerous other known PRPs was disposed of at the Kramer Landfill located in Mantua Township, New Jersey. Rohm and Haas and other PRPs entered into a Consent Decree with the New Jersey Department of Environmental Protection and the EPA in March 1998. All remedial tasks have been completed except for groundwater remediation. The PRPs are currently operating the groundwater treatment facility at the site. The groundwater treatment program is expected to continue for an indeterminate time.

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

The Company's exposure will also depend upon the continued ability of Velsicol and its indemnitor, Fruit of the Loom, Inc., which is operating under a Plan of Reorganization under Chapter 11 of the Bankruptcy code, to contribute to remediation costs. In 2001, these parties stopped paying their share of expenses. In May 2002, the bankruptcy court approved a payment to the Company of approximately $1 million. Also in 2002, the bankruptcy court approved a government settlement entered into with Velsicol, Fruit of the Loom, and other parties, which would create a fund to be used to respond to the Velsicol liabilities at several sites, including Wood-Ridge.

The Company also agreed to fund up to $225,000 for the EPA to develop a workplan for a separate study of contamination in Berry's Creek, which runs near the Site, and of the surrounding wetlands. On October 11, 2002, the EPA requested information relating to sources of contamination in Berry's Creek; the Company understands this request was sent to over ninety potentially responsible parties. The estimated costs of any resulting remediation of Berry's Creek were not considered in the allocation of the Morton purchase price. There is much uncertainty as to what will be required to address Berry's Creek, but cleanup costs could be very high and the Company's share of these costs could be material to the results of its operations, cash flows and consolidated financial position.

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

The Company's Houston plant is an approximately 900 acre facility located in Deer Park, Texas. The Texas Commission on Environmental Quality (TCEQ) issued a Resource Conservation and Recovery Act (RCRA) Part B Permit and a Compliance Plan calling for a RCRA Facility Investigation for certain Solid Waste Management Units (SWMU's) and remediation of other units. Pursuant to the Compliance Plan and subsequent investigations, the facility continues to operate groundwater recovery systems at two units, has investigated and continues to monitor one unit, will prepare a Corrective Measures Study for another unit, and has submitted the Affected Property Assessment Report (APAR) concluding that no further action is required for four units. Final approval of the APAR is pending TCEQ's review.

The Company closed the former Morton plant at Paterson, New Jersey in December 2001, and is currently undertaking remediation of the site under New Jersey's Industrial Site Recovery Act. Investigation of contamination of shallow soils and groundwater is nearly complete, with further investigation of deeper groundwater ongoing. Remediation systems for product and shallow groundwater recovery are in place and awaiting authorization from New Jersey Authorities to operate, and soil remediation measures are undergoing evaluation. An accrual was recorded for known remediation activities in September 2000, and revised in September 2002, to address information obtained during the ongoing site investigation.

The amount charged to earnings pre-tax for environmental remediation was $25 million and $26 million for the nine months ended September 30, 2002 and 2001, respectively. The reserves for remediation were $154 million and $150 million at September 30, 2002 and December 31, 2001, respectively, and are recorded as liabilities (current and long-term) in the Consolidated Balance Sheet. These reserves include amounts resulting from the allocation of the purchase price of Morton. The Company is pursuing lawsuits over insurance coverage for certain environmental liabilities. It is the Company's practice to reflect environmental insurance recoveries in results of operations for the quarter in which the litigation is resolved through settlement or other appropriate legal processes. Resolutions typically resolve coverage for both past and future environmental spending. The Company settled with several of its insurance carriers and recorded income pre-tax of approximately $33 million and $9 million for the nine months ended September 30, 2002 and 2001, respectively.

In addition to accrued environmental liabilities, the Company had reasonably possible loss contingencies related to environmental matters of approximately $70 million and $73 million at September 30, 2002 and December 31, 2001, respectively. The Company has reserved for the costs it believes are probable and estimable and other costs which have not met the definition of probable have been included in our discussion of reasonably possible loss contingencies. Further, the Company has identified other sites, including its larger manufacturing facilities, where additional future environmental remediation may be required, but these loss contingencies cannot reasonably be estimated at this time. These matters involve significant unresolved issues, including the number of parties found liable at each site and their ability to pay, the outcome of negotiations with regulatory authorities, the alternative methods of remediation and the range of costs associated with those alternatives. The Company believes that these matters, when ultimately resolved, which may be over an extended period of time, will not have a material adverse effect on the consolidated financial position or consolidated cash flows of the Company, but could have a material adverse effect on consolidated results of operations or cash flows in any given period.

OTHER LITIGATION
There has been increased publicity about asbestos liabilities faced by manufacturing companies. As a result of the bankruptcy of most major asbestos producers, plaintiffs' attorneys are increasing their focus on peripheral defendants, including the Company. The Company believes it has adequate reserves and insurance and does not believe its asbestos exposure is material.

There are pending lawsuits filed against Morton related to employee exposure to asbestos at a manufacturing facility in Weeks Island, Louisiana with additional lawsuits expected. The Company expects that most of these cases will be dismissed because they are barred under worker's compensation laws; however, cases involving asbestos-caused malignancies may not be barred under Louisiana law. Subsequent to the Morton acquisition, the Company commissioned medical studies to estimate possible future claims and recorded accruals based on the results. Morton has also been sued in connection with the former Friction Division of the former Thiokol Corporation, which merged with Morton in 1982. Settlements to date total $383,000 and many cases have closed with no payment. These cases are fully insured. In addition, like most manufacturing companies, the Company has been sued, generally as one of many defendants, by non-employees who allege exposure to asbestos on the Company premises. The Company does not believe that it is reasonably possible that a material loss will be incurred in excess of the amounts recorded for all pending cases.

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

As a result of the Company's impairment testing in connection with the adoption of SFAS No. 142, a non-cash charge of $830 million ($773 million after-tax), was reflected in the results for the nine months ended September 30, 2002, as if this charge had been recorded on January 1, 2002. The annual impairment review was completed as of May 31, 2002 with no additional impairments identified. The charge from adoption was reported as a Cumulative Effect of Accounting Change in the Statement of Consolidated Earnings. Of the impairment, $668 million pertained to goodwill and $162 million ($105 million after-tax) related to indefinite-lived intangibles assets within the Salt segment. The after-tax charge is as follows: Coatings - $42 million; Electronic Materials - $281 million; Performance Chemicals - $230 million and Salt - $220 million. The impairment charges are primarily the result of the economic downturn over the past two years affecting growth assumptions in certain key markets. In addition, customer consolidation in some areas has led to downward pressure on pricing and volume.

SFAS No. 142 requires the transitional impairment review for goodwill, as well as an annual impairment review, to be performed on a reporting unit basis. The Company has identified each of its reporting units to be those identified in the previously disclosed tables presented in the MD&A. When evaluating goodwill for impairment, SFAS No. 142 requires the Company to first compare a reporting unit's book value of net assets, including goodwill, to its fair value. Fair value was estimated based upon discounted cash flow analyses. To the extent that the book value exceeded fair value, the Company was required to perform a second step to measure the amount of the impairment loss. In the second step, the Company determined "implied goodwill" by determining the fair value for the assets and liabilities of its reporting units. To the extent that a reporting unit's book value of goodwill exceeded its implied fair value, impairment existed and was recognized.

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

DEBT EXTINGUISHMENT, INTANGIBLE ASSETS OF MOTOR CARRIERS AND LEASE ACCOUNTING
In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement amends FASB Statement No. 13, "Accounting for Leases," and other existing authoritative pronouncements in order to make various technical corrections, clarify meanings, or describe their applicability under changed conditions and also limits the classification of debt extinguishments as extraordinary items. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company will adopt the provisions of SFAS No. 145 during the first quarter of fiscal year 2003. For the nine months ended September 30, 2002, the Company recorded extraordinary losses on early extinguishment of debt of $6 million after-tax. These losses will be reclassified to continuing operations in fiscal 2003 after adopting SFAS No. 145, to maintain comparability for the reported periods.

COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES
In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance in Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. The new guidance will impact the timing of recognition and the initial measurement of the amount of liabilities that the Company recognizes in connection with exit or disposal activities initiated after the effective date. The Company does not expect this statement to have a material impact on its financial statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK

          Management's discussion of market risk is incorporated herein by reference to Item 7a of the Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 26, 2002.

ITEM 4.   CONTROLS AND PROCEDURES

a)   Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures for financial reporting to ensure that information required to be disclosed in the Company's reports submitted under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These controls and procedures also ensure that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Within 90 days prior to the date of this report, our Chairman of the Board and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 (c) and 15d-14 (c) of the Exchange Act. Based on that evaluation, our Chairman of the Board and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

b)   Changes in Internal Controls

There have been no significant changes in our internal controls since September 2002, the date of our last evaluation. As previously disclosed, the Company is in the process of implementing an Enterprise Resource Planning (ERP) system globally. The implementation is phased and planned to be complete in 2004. The Company is taking the necessary steps to monitor and maintain the appropriate internal controls during this period of change.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     For information related to Legal Proceedings, see Notes to Consolidated Financial Statements.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          (99.1) Certification Pursuant to 18 U.S.C. Section 1350 As Adopted
                 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports filed on Form 8-K during the quarter ended
          September 30, 2002:
                 None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





DATE: November 14, 2002                   ROHM AND HAAS COMPANY
                                             (Registrant)


BRADLEY J. BELL
SENIOR VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

                            SECTION 302 CERTIFICATION
                            -------------------------

I, Raj L. Gupta, Chairman and Chief Executive Officer certify that:


1. I have reviewed this quarterly report on Form 10-Q of Rohm and Haas Company ("Rohm and Haas");


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Rohm and Haas as of, and for, the periods presented in this quarterly report;


4. Rohm and Haas' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Rohm and Haas and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to Rohm and Haas, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of Rohm and Haas' disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. Rohm and Haas' other certifying officer and I have disclosed, based on our most recent evaluation, to Rohm and Haas' auditors and the audit committee of Rohm and Haas' board of directors:


a) all significant deficiencies in the design or operation of internal controls which could adversely affect Rohm and Haas' ability to record, process, summarize and report financial data and have identified for Rohm and Haas' auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in Rohm and Haas' internal controls; and


6. Rohm and Haas' other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002
                                         /s/ Raj L. Gupta
                                         -------------------------------
                                         Raj L. Gupta
                                         Chairman and Chief Executive Officer

                            SECTION 302 CERTIFICATION
                            -------------------------

I, Bradley J. Bell, Senior Vice President and Chief Financial Officer certify that:


1. I have reviewed this quarterly report on Form 10-Q of Rohm and Haas Company ("Rohm and Haas");


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Rohm and Haas as of, and for, the periods presented in this quarterly report;


4. Rohm and Haas' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Rohm and Haas and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to Rohm and Haas, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of Rohm and Haas' disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. Rohm and Haas' other certifying officer and I have disclosed, based on our most recent evaluation, to Rohm and Haas' auditors and the audit committee of Rohm and Haas' board of directors:


a) all significant deficiencies in the design or operation of internal controls which could adversely affect Rohm and Haas' ability to record, process, summarize and report financial data and have identified for Rohm and Haas' auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in Rohm and Haas' internal controls; and


6. Rohm and Haas' other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002
                               /s/ Bradley J. Bell
                               ----------------------------------
                               Bradley J. Bell
                               Senior Vice President and Chief Financial Officer