Form 10-K
period 2002-12-31
ROHM & HAAS CO
filed 2003-03-17
CIK 84792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2002
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from         to
Commission file number 1-3507

ROHM AND HAAS COMPANY

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	23-1028370 (I.R.S. Employer Identification No.)

100 INDEPENDENCE MALL WEST, PHILADELPHIA, PA (Address of principal executive offices) Registrant’s telephone number, including area code: 215-592-3000	19106 (Zip Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock of $2.50 par value	Name of Each Exchange on Which Registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes    [X]    No    [  ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    [X].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes    [X]    No    [  ].

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2002 was
$6,239,720,124.

The number of shares outstanding of the registrant’s common stock as of February 28, 2003 was
221,154,978 shares.

Documents incorporated by reference:
Part III- Definitive Proxy Statement to be filed with the Securities and Exchange Commission, except the Report on Executive Compensation, Graph titled “Cumulative Total Return to Shareholders” and Audit Committee Report included therein.

PART I

Item 1. Business

Rohm and Haas Company (the Company), is a global specialty materials company that reported 2002 net sales of approximately $5.7 billion. We are a public corporation, incorporated in 1917 under the laws of the State of Delaware, whose shares are traded on the New York Stock Exchange under the symbol “ROH.”

Our corporate office is located at:
100 Independence Mall West Philadelphia, Pennsylvania 19106-2399 Phone number: (215) 592-3000

You can obtain copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with the U.S. Securities and Exchange Commission (SEC) free of charge through:
The Rohm and Haas website: www.rohmhaas.com (intended to be an inactive textual reference only) The Rohm and Haas Investors Line at: 1-800-ROH-0466

Or by writing to:
Rohm and Haas Company Public Relations Department 100 Independence Mall West Philadelphia, PA USA 19106-2399

You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room which is located at 450 Fifth Street, NW, Washington, DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. You can also access our filings through the SEC’s internet site: www.sec.gov.

We are a company that strives to operate at the highest levels of integrity and ethics. In support of this, our internal Code of Business Conduct requires that all salaried employees receive compliance training and certify compliance with the code. With respect to our Board of Directors governance, all but two of the fifteen Directors are non-employees. Our audit, nominating and compensation committees of the Board are all composed entirely of outside directors.

Strategy

By leveraging our broad technology base globally within key markets, Rohm and Haas brings technology and innovation to the market that enhances the performance of the end-use consumer products made by our customers.

We are committed to:

•	ongoing investment in research and development to develop new technology platforms and leverage existing ones;

•	continually bringing innovative solutions to the marketplace;

•	repositioning geographically to enhance the ability of our customers to serve their market needs;

•	ongoing improvement in the efficiency of our cost structure;

•	a culture that is customer oriented, market focused, disciplined, data-driven and responsive;

•	sustainability in all forms, including technology, safety, environmental impact and financial performance.

Segments

We are a geographically diverse company, with over 100 manufacturing and technical locations in over 25 countries. In 2002, approximately 39% of net sales were made outside of North America. In 2002, we operated six global businesses. Our technology can be found in a wide range of end-use markets as described below:

Coatings (33% of 2002 net sales): This segment is comprised of three businesses: Architectural and Functional; Powder; and Automotive Coatings. Architectural and Functional Coatings produces acrylic emulsions, additives and colorants that are used to make industrial and decorative coatings, varnishes and specialty finishes. This business also provides similar technology for use in the paper industry, graphic arts applications, leather garments, fiber-filled materials and textile finishes. Automotive Coatings formulates paints for the plastic interior and exterior components of cars and trucks. Powder Coatings produces a comprehensive line of thermoset and thermoplastic coatings used on everything from backyard grills to kitchen cabinetry and industrial shelving.

Adhesives and Sealants (11% of 2002 net sales): This segment provides adhesives and other products, based on a wide range of technologies, used to make carton sealing tapes, pressure-sensitive labels, flexible packaging, automotive components and other specialty laminates.

Electronic Materials (17% of 2002 net sales): This segment provides cutting-edge technology for use in telecommunications, consumer electronics and household appliances. Microelectronics provides an extensive assortment of critical imaging and non-imaging chemicals needed to reproduce complicated circuitry designs on integrated circuits. Rodel provides high-tech pads and slurries used to make ultra smooth and uniform layers on integrated circuits. The Printed Wiring Board business provides essential chemistry for use in the manufacture of high-density printed circuits and circuit boards, and the Electronic and Industrial Finishing business provides chemical processes used to metallize electronic components and devices.

Performance Chemicals (21% of 2002 net sales): This segment includes the sales and operating results of Plastics Additives, Inorganic and Specialty Solutions, Consumer and Industrial Specialties, Ion Exchange Resins and other smaller business groups. These businesses provide products that serve a diverse set of markets, from consumer products, to additives used to manufacture plastic and vinyl products, to water treatment and purification processes for food and pharmaceutical markets, to newsprint processing.

Salt (12% of 2002 net sales): Some of the most recognized consumer brand names and product symbols are found here, including the leading brand of table salt in the United States – Morton Salt, with its little Umbrella Girl, and Windsor Salt, Canada’s leading brand. Even though the consumer salt business is best known, this segment extends well beyond this market and includes salt used for water conditioning, highway ice control, food processing, chemical/industrial use and agriculture.

Monomers (6% of 2002 net sales, excluding intersegment sales): This segment produces methyl methacrylate, acrylic acid and associated esters as well as specialty monomer products. Monomers serve as the building block for many of our acrylic technologies and are sold externally for applications such as superabsorbent polymers and acrylic sheet.

Summary of Business Segments

	2002 Net
	Sales				Products/
Business	(in millions)		Markets		Technology		End Uses

Coatings:	$1,866

Architectural and Functional Coatings	$1,531	•	Building and construction	•	An array of versatile acrylic emulsion	• •	House paints Traffic paints
		• • • • • •	Home improvement, particularly “do-it- yourself” and contractor markets Paper Graphic arts Apparel Home and office goods Transportation	•	polymers and other technologies A range of additives, such as thickeners, extenders and opacifiers	• • • • • • •	Metal coatings Coated papers Printing inks Non-woven fibers Textile finishes Insulation Leather

Automotive Coatings	$109	•	Transportation	•	Solvent and water- based coatings for exterior and interior plastic parts	• •	Cars Trucks

Powder Coatings	$226	• •	Home and office goods Recreation	•	Epoxy, polyester and acrylic powder coatings	• •	Shelving Tables and chairs
		• •	Lawn and garden Transportation	•	Lamineer – a low temperature curing	• •	Office furniture Cabinetry
						•	Machinery
						•	Gas grills

	2002 Net
	Sales				Products/
Business	(in millions)		Markets		Technology		End Uses

Adhesives and Sealants	$592	• • • •	Pressure-sensitive adhesives Packaging Transportation Construction	•	A full range of adhesives and coatings based on acrylics, polyurethanes and polyesters	• • • • • • • •	Pressure-sensitive tapes and labels Car interior trim Weather stripping Anti-vibration components Flexible packaging Graphic arts Caulks and sealants Laminated panels

Electronic Materials:	$987

Printed Wiring Board	$288	• • • • •	Electronic devices Communication Computers Transportation Recreation	•	Enabling technology for all aspects of the manufacture of printed wiring boards; products such as: photoresists, solder mask, electroless and electrolytic copper	• • • • • •	Cellular phones Personal computers Cars and trucks Home appliances Office equipment Electronic games

Electronic and Industrial Finishes	$146	• • • • • •	Electronic devices Communication Computers Transportation Plating or plastic/EMI Connector finishing	•	Materials and technology for integrated circuit packaging, connectors and industrial finishing	• • • • • • •	Cellular phones Personal computers Cars and trucks Home appliances Office equipment Electronic games Steel and metal finishing

Micro-electronics (1)	$553	• • • •	Electronics and communication devices Transportation Home and office goods Recreation	•	Essential technology for creating state-of-the-art integrated circuits: photo resists, developers, removers, anti-reflective coatings, chemical mechanical planarization (CMP) pads and slurries	• • • • • •	Cellular phones Personal computers Cars and trucks Home appliances Office equipment Electronic games

	2002 Net Sales			Products/
Business	(in millions)	Markets		Technology		End Uses

Performance Chemicals (2):	$1,217

Plastics Additives	$430	• • • •	Building and construction Packaging Home and office goods Transportation	•	A wide range of additives that impart desired properties into the end plastic or help machinery run more efficiently (acrylic-based impact modifiers and processing aids, tin-based stabilizers and lubricants)	• • • • • • • •	PVC pipe Vinyl siding Wall systems Vinyl windows Fencing and decks Plastic packaging Interior auto parts Appliances and business machines

Inorganic and Specialty Solutions	$161	• •	Paper Industrial processing	•	Sodium borohydride and related technologies	• •	Paper and recycled newsprint Corrosion inhibitors
		• •	Lubricants Fuels	• •	Sulfur-based intermediates Salt-forming bases	• •	Pharmaceutical products Dyes

Consumer and Industrial Specialties	$388	• • • •	Household products Personal care Industrial processing Building and construction	•	Antimicrobials, dispersants, acrylic emulsions and a range of other technologies	• • • •	Laundry and dishwasher detergents Shampoos and conditioners Floor polishes Paints

Ion Exchange Resins	$214	• • • • •	Water processing Food processing Electronics Bioprocessing Chemical processing	• •	Anion and cation ion exchange resins Adsorbents	• • • •	Soft drinks and juices Ultrapure water Catalysis Pharmaceuticals

Salt	$706	• • • •	Food and food related Transportation Industrial processing Water processing	•	Salt produced through vacuum pan production, solar evaporation or mined rock salt	• • • • •	Table salt Home water conditioning salt Highway salt Chemical processing salt Salt blocks for animal feed

Monomers	$970	• • • •	Building and construction Personal care Automotive Packaging	• • • •	Methyl methacrylate Acrylic acid Associated esters Specialty monomers	• • • • •	Adhesives Paints and coatings Floor polishes Hair sprays Super absorbent products

(1)	Includes both Shipley and Rodel Microelectronic businesses.

(2)	Includes $24 million of net sales associated with individually immaterial units.

In addition to the summary of business segments, supplemental information can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Information regarding our industry segments and foreign operations can be found in the accompanying Notes to Consolidated Financial Statements and is incorporated herein by reference.

Raw Materials

We use a variety of commodity chemicals as raw materials in our operations. In most cases, these raw materials are purchased from multiple sources under long-term supply contracts, created to provide access to key raw materials. Our Monomers business purchases chemicals such as propylene, acetone, and various alcohols as raw materials for the manufacture of acrylic acid and its esters, as well as methyl methacrylate. These monomeric products are sold to both external and internal businesses, such as Coatings, Adhesives and Sealants and Plastics Additives.

Competition and Seasonality

We experience vigorous competition in each of our segments. Our competitors include many large, multinational chemical firms based in Europe, Asia and the United States. In some cases, we compete against firms that produce commodity chemicals, purchased by us as raw materials to make our products. However, we do not believe this places us at any significant competitive disadvantage. Our products compete with similar products offered by other manufacturers on the basis of product quality and specifications, customer service and price. Most of our products are specialty chemicals which are sold to customers who demand a high level of customer service and technical expertise from us and our sales force. Our Salt segment is most affected by weather-related sales of highway ice-control salt in the Eastern United States and Eastern Canada. To a much lesser extent, sales in the Coatings segment destined for the architectural paint market are affected by weather in various regions.

Environmental

A discussion of environmental related factors can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference to Note 26: Contingent Liabilities, Guarantees and Commitments in the accompanying Notes to Consolidated Financial Statements.

Research and Development

Our principal research and development laboratories are located in Spring House, Pennsylvania. A complete list of our technical and research centers throughout the world can be found in the table below. We are committed to ongoing investment in research and development as a way to differentiate our existing products, while bringing new technologies and innovative, high value products to market. We believe that our many intellectual properties are of substantial value in the manufacturing, marketing and application of our various products. Though we are not dependent, to a material extent, upon any one trademark, patent or license, certain of our businesses may be so dependent.

We spent $260 million, $230 million and $224 million in 2002, 2001 and 2000, respectively, for research and development. Approximately 70% of our spending is targeted to our three major growth businesses: Coatings; Electronic Materials; and Adhesives and Sealants.

Item 2. Properties

We operate more than 100 manufacturing facilities, mines and salt evaporation facilities in over 25 countries. The facilities and the segment for which they are productive are detailed below:

Manufacturing Locations

Argentina:	Zarate(1)
Australia:	Geelong(1)
Bahamas:	Inagua(5)
Brazil:	Jacarei(1,2,4)
Canada:	Iles-De-La-Madeleine(5); Lindbergh(5); Ojibway(5); Pugwash(5); Regina/Belle Plaine(5); West Hill(1); Windsor(5)
China:	Beijing(1); Dongguan(3); Hong Kong(3); Shanghai(4); Songjiang(1)
Colombia:	Barranquilla(1)
France:	Chauny(4); Lauterbourg(1,4); Semoy(1,2); Villers-Saint-Paul(4)
Germany:	Bremen(2); Marl(6); Strullendorf(1,2); Arnsberg(1)
Indonesia:	Cilegon(1)
Italy:	Castronno(3,4); Mozzanica(1); Mozzate(2); Parona(2); Romano d’Ezzelino(1)
Japan:	Kurosaki(3); Omiya(3); Nagoya(1,4); Nara(3); Ogaki(3); Saitama(3); Sasagami(3); Soma(4);
Mexico:	Apizaco(1,4); Toluca(2)
Netherlands:	Amersfoort(2); Delfzijl(4)
New Zealand:	Auckland(1)
Philippines:	Las Pinas(1)
Singapore:	Singapore(2,3,4)
South Africa:	New Germany(1)
South Korea:	Chonan(3)
Spain:	Castellon(1); Tudela(1)
Sweden:	Landskrona(1)
Switzerland:	Buchs(4); Littau/Lucerne(3)
Taiwan:	Min-Hsiung(1,4); Chiayi Hsien(3); Ta Yuan(3); Taoyuan Hsien(3)
Thailand:	Maptaphut(1,4)
United Kingdom:	Aldridge(1); Buxton(3); Coventry(3); Dewsbury(1); Grangemouth(4); Jarrow(4); Warrington(3)

United States

Arizona:	Glendale(5);
California:	Hayward(1); La Mirada(1); Long Beach(5); Newark(5); Sunnyvale(3)
Delaware:	Newark(3)
Florida:	Cape Canaveral(5)
Illinois:	Chicago(4,5); Elk Grove(2); Kankakee(1); Lansing(1); Ringwood(1,2)
Indiana:	Warsaw(1)
Kansas:	Hutchinson(5)
Kentucky:	Louisville(1,4)
Louisiana:	Weeks Island(5)
Massachusetts:	Marlborough(3); North Andover(3)
Michigan:	Manistee(4,5)
Mississippi:	Moss Point(3)
New Jersey:	Perth Amboy(5)
New York:	Freeport(3); Silver Springs(5)
North Carolina:	Charlotte(1,2)
Ohio:	Cincinnati(4); Fairport(5); Painesville(4); Rittman(5); West Alexandria(2)
Pennsylvania:	Bristol(1,2,4,6); Croydon(1,2); Philadelphia(4); Reading(1)
South Carolina:	Spartanburg(3)
Tennessee:	Knoxville(1,2,4,6)
Texas:	Bayport(4,6); Deer Park(1,2,4,6); Grand Saline(5)
Utah:	Grantsville(5)
Virginia:	Blacksburg(3); Wytheville(1)
Washington:	Elma(4)

Research and Technical Facilities

Research Headquarters	Spring House, Pennsylvania USA(1,2,4,6)
Australia:	Geelong(1)
Brazil:	Jacarei(1,2,4)
China:	Hong Kong(3); Shanghai(1)
France:	Valbonne(1,2,4)
Japan:	Nara(3); Kanagawa(4); Omiya(3); Sasagami(3); Tokyo(3)
Singapore:	Singapore(2,4)
South Korea:	Chonan(3)
Taiwan:	Taoyuan Hsien(3)
United States:
Arizona:	Phoenix(3)
California:	Sunnyvale(3)
Delaware:	Newark(3)
Georgia:	Norcross(3)
Illinois:	Elgin(2); Lansing(1); Ringwood(1,2)
Massachusetts:	Marlborough(3); North Andover(3); Woburn(1)
Michigan:	Rochester Hills(1)
New York:	Freeport(3)
North Carolina:	Charlotte(1)
Ohio:	Cincinnati(4); West Alexandria(2)
Pennsylvania:	Bristol(1); Reading(1)
Virginia:	Blacksburg(3)
Texas:	Houston(6)

(1)	Coatings

(2)	Adhesives and Sealants

(3)	Electronic Materials

(4)	Performance Chemicals

(5)	Salt, including mines and evaporation facilities

(6)	Monomers

Our manufacturing operations generally ran well throughout 2002. During the second half of 2002; however, we experienced several brief production outages at our monomer production facility in Deer Park, Texas. All other plants recorded favorable operating efficiencies and cost controls, especially considering the decline in demand due to slower global economies. Safety was a key focus, as well, and significant improvement was made throughout the year. The overall corporate safety record improved from a rate of 1.7 injuries for every 200,000 hours worked in 2001, to 1.2 injuries on a comparable basis in 2002. Ninety-one sites operated injury-free throughout the year.

As part of our 2001 repositioning efforts, we closed manufacturing facilities in Tustin and Orange, California; Moss Point, Mississippi and Paterson, New Jersey. Throughout 2002, we announced plans to make further reductions in manufacturing capacity in several businesses, including two plants in Europe. Continual improvements in design, operation, and process control have significantly improved the efficiency of our remaining manufacturing capacity. We believe that we have the ability to generate significant additional production capacity using our existing manufacturing operations.

Item 3. Legal Proceedings

A discussion of legal proceedings is incorporated herein by reference to Note 26: Contingent Liabilities, Guarantees and Commitments in the accompanying Notes to Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the New York Stock Exchange under the symbol “ROH.” On December 31, 2002, there were 9,140 registered shareholders of our common stock. Below is a summary of the New York Stock Exchange Composite high and low prices of Rohm and Haas Company’s stock as well as cash dividends paid per share for each quarter of 2002 and 2001. On February 28, 2003, the last sales price of our common stock was $28.54.

Period	High	Low	Cash Dividends

2002
1st Quarter	$42.60	$32.10	$0.20
2nd Quarter	$42.30	$35.52	$0.20
3rd Quarter	$41.90	$30.19	$0.21
4th Quarter	$36.45	$30.43	$0.21
2001
1st Quarter	$38.70	$29.77	$0.20
2nd Quarter	$37.23	$30.09	$0.20
3rd Quarter	$36.78	$24.90	$0.20
4th Quarter	$37.30	$30.80	$0.20

Item 6. Selected Financial Data

The following sets forth selected consolidated financial data for the years presented below as derived from our historical financial statements.

Five-Year Summary of Selected Financial Data
(in millions, except per share amounts)	2002	2001(1,3)	2000(1,3)	1999(1,3)	1998(1,3)

Summary of Operations:
Net sales	$5,727	$5,666	$6,349	$4,840	$3,215

Gross profit	1,817	1,658	2,007	1,701	1,217

Earnings (loss) from continuing operations before income taxes, extraordinary item and cumulative effect of accounting change	320	(64)	488	375	627

Earnings (loss) from continuing operations before extraordinary item and cumulative effect of accounting change	218	(70)	296	193	407

Discontinued operations:
Income from discontinued line of business, net of income taxes	–	40	58	56	46
Gain (loss) on disposal of discontinued line of business, net of income taxes	(7)	428	–	–	–

Extraordinary loss on early extinguishment of debt, net of income taxes	(8)	(1)	–	–	(13)

Cumulative effect of accounting change, net of income taxes	(773)	(2)	–	–	–

Net earnings (loss)	$(570)	$395	$354	$249	$440

As a % of Sales:
Gross profit	31.7%	29.3%	31.6%	35.1%	37.9%

Selling and administrative expense	15.3%	15.2%	14.7%	15.9%	16.1%

Research and development expense	4.5%	4.1%	3.5%	3.6%	4.8%

Per Common Share Data and Other Share Information:
Earnings (loss) from continuing operations before extraordinary item and cumulative effect of accounting change:
Basic	$.99	$(.31)	$1.34	$.99	$2.29

Diluted	$.98	$(.31)	$1.34	$.98	$2.26

Cash dividends per common share	$.82	$.80	$.78	$.74	$.70

Common stock price
High	$42.60	$38.70	$49.44	$49.25	$38.88

Low	$30.19	$24.90	$24.38	$28.13	$26.00

Year-end close	$32.48	$34.63	$36.31	$40.69	$30.13

Average number of shares outstanding – basic	220.9	220.2	219.5	192.6	175.6

Average number of shares outstanding – diluted	221.9	220.2	220.5	195.7	179.7

Ten Year Compound Annual Growth Rate:
Cash dividends per common share	6.7%	6.9%	6.6%	6.6%	7.5%

Five-Year Summary of Selected Financial Data
(in millions, except per share, shareholder and employee amounts)	2002	2001(1,3)	2000(1,3)	1999(1,3)	1998(1,3)

Net Cash Flow Data:
Net cash provided by continuing operations	$975	$660	$714	$719	$601

Net cash provided by discontinued operations	–	44	66	97	81

Net cash provided by operating activities	975	704	780	816	682

Net cash provided (used) by investing activities	(555)	312	(327)	(3,717)	37

Net cash provided (used) by financing activities	(217)	(1,016)	(418)	2,942	(743)

Additions to land, building and equipment	407	401	391	323	229

Depreciation from continuing operations	388	406	446	360	268

Cash dividends paid	181	176	171	141	125

Acquisitions of businesses and affiliates, net of cash acquired	149	144	390	3,394	21

Proceeds from the disposal of discontinued line of business	23	834	–	–	–

At Year End:
Land, buildings and equipment, gross	7,246	6,607	6,699	6,349	4,471

Total assets	9,706	10,378	11,252	11,256	3,648

Current portion of long-term debt	48	11	11	104	5

Other short-term borrowings	132	167	545	827	167

Long-term debt	2,872	2,748	3,218	3,122	409

Total debt	3,052	2,926	3,774	4,053	581

Debt ratio (2)	46%	42%	49%	52%	25%

Stockholders’ equity	3,119	3,841	3,653	3,475	1,561

Number of registered shareholders	9,140	9,234	9,226	9,462	4,451

Number of employees	17,611	18,210	20,248	21,512	11,265

(1)	Reclassified to conform to current year presentation, primarily as a result of discontinued operations.

(2)	Total debt, net of cash (net debt), divided by the sum of net debt, minority interest, stockholders’ equity and ESOP amounts.

(3)	Prior year amounts include amortization of goodwill and indefinite-lived intangibles. In accordance with the adoption of SFAS No. 142, effective January 1, 2002, we ceased amortization of goodwill and indefinite-lived intangibles.

Also see 2002, 2001 and 2000 results in Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following commentary should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements for the years ended December 31, 2002, 2001 and 2000.

Significant Items Affecting the Results of Operations

Impairment of Goodwill and Indefinite-Lived Intangible Assets

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with this statement, we ceased amortization of goodwill and intangible assets deemed to have indefinite lives. As a result of our impairment testing in connection with the adoption of SFAS No. 142, a non-cash charge of $830 million ($773 million after-tax), was reflected in the 2002 results as a Cumulative Effect of Accounting Change. The impairment charges impacted the majority of our reportable segments as follows: Coatings - $42 million; Electronic Materials – $281 million; Performance Chemicals - $230 million and Salt – $220 million. The impairment charges were primarily the result of the economic downturn over the past two years affecting growth assumptions in certain key markets. In addition, customer consolidation in some areas has led to downward pressure on pricing and volume.

Sale of the Agricultural Chemicals Business

In June 2001, we completed the sale of our Agricultural Chemicals business (Ag) to Dow AgroSciences LLC (DAS), a wholly-owned subsidiary of the Dow Chemical Company, for approximately $1 billion. We reported the operating results of this business as discontinued operations in accordance with APB Opinion No. 30 “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”

Critical Accounting Estimates

Management’s Discussion and Analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and judgments in the application of accounting policies that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results may differ from these estimates if different assumptions are made or different conditions exist. On an ongoing basis, we evaluate our accounting policies and disclosure practices. In management’s opinion, the critical accounting estimates, as defined below, are more complex in nature and require a higher degree of judgment than the remainder of our accounting policies in Note 1: Organization and Summary of Significant Accounting Policies of the accompanying Notes to Consolidated Financial Statements.

•	Litigation and Environmental Reserves

We are involved in litigation in the ordinary course of business including personal injury, property damage and environmental litigation. Additionally, we are involved in environmental remediation and spend significant amounts for both company-owned and third party locations. We are required to assess these matters to determine if a liability exists. If we believe that a liability is probable and if the loss can be reasonably estimated, we will record a liability. These estimates involve judgments we make after considering a broad range of information, including the claims, demands, settlement offers received from a governmental authority or private party, estimates performed by independent third parties, identification of other responsible parties and an assessment of their ability to contribute and our prior experience. If we believe that no best estimate exists, we accrue the minimum in a range of possible losses as we are required to do under GAAP. We review these judgments on a quarterly basis and revise our accruals and disclosures as new facts become available. The accruals we record are estimates and may differ materially from the ultimate outcome if our judgment and estimates turn out to be inaccurate.

•	Income Taxes

The objectives of accounting for income taxes are essentially to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. All foreign earnings are expected to be remitted to the United States and since, upon remittance, such earnings are taxable, we provide federal income taxes on income from our foreign subsidiaries. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. If the outcome of these future tax consequences differs from our estimates the outcome could materially impact our financial position or our results of operations. In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. We record accruals for the estimated outcomes of these audits and the accruals may change in the future due to the outcome of these audits.

•	Restructuring

From time to time, we record charges relating to efforts to strategically reposition our manufacturing footprint and support services. These accruals include estimates for termination costs for employees affected by plant closings and other reduction in force efforts. These accruals are based on various factors including length of service, contract provisions and salary levels. At the time an accrual is established, we calculate our best estimate based upon detailed analysis. Although significant changes are not anticipated, actual costs may differ from these estimates.

•	Long-Lived Assets

Our long-lived assets include land, buildings, equipment, long-term investments, goodwill, indefinite-lived intangible assets and other intangible assets. Long-lived assets, other than investments, goodwill and indefinite-lived intangible assets, are depreciated over their estimated useful lives, and are reviewed for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever changes in circumstances indicate the carrying value may not be recoverable. Such circumstances would include items, such as, a significant decrease in the market price of a long-lived asset, a significant adverse change in the manner the asset is being used or in its physical condition or a history of operating or cash flow losses associated with the use of the asset. When such events or changes occur, we estimate the future cash flows expected to result from the use and, if applicable, the eventual disposition of the assets. The key variables that we must estimate include assumptions regarding future sales volume, prices and other economic factors. Significant management judgment is involved in estimating these variables, and they include inherent uncertainties since they are frequently forecasting future events. The assumptions used are consistent with our internal planning; however, different assumptions would result in different estimates. Therefore, we periodically evaluate and update the estimates based on the conditions that influence these variables. If such assets are considered impaired, they are written down to fair value as appropriate.

Goodwill and indefinite-lived intangible assets are reviewed annually or sooner if changes in circumstances indicate the carrying value may not be recoverable under the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.” Fair values are estimated based upon forecasted cash flows discounted to present value. If actual cash flows or discount rate estimates change, we may have to record additional impairment charges not previously recognized.

The fair values of our long-term investments are dependant on the performance of the entities in which we invest, as well as volatility inherent in their external markets. In assessing potential impairment for these investments, we will consider these factors as well as the forecasted financial performance of its investment entities. If these forecasts are not met, we may have to record additional impairment charges.

•	Pension and Other Employee Benefits

Certain assumptions are used to measure plan obligations and related assets of Company-sponsored defined benefit pension plans, post-retirement benefits, post-employment benefits (e.g. medical, disability) and other employee liabilities. Plan obligations and annual expense calculations are based on a number of key assumptions. These assumptions include the weighted-average discount rate at which obligations can be effectively settled, the anticipated rate of future increases in compensation levels, the expected long-term rate of return on assets and increases or trends in health care costs. We typically use actuaries to assist us in preparing these calculations and determining these assumptions. These assumptions involve inherent uncertainties, which may not be controllable by management, and as a result, adjustments to expense may be required in future periods. For further information concerning our pension plans and other employee benefits, refer to Note 10: Pension Plans and Note 11: Employee Benefits in our accompanying Notes to Consolidated Financial Statements.

Business Segments at December 31, 2002

Based on realignment of internal management accountability, we changed our reportable business segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” We operate six business segments, as presented below. Additional information regarding the markets these segments serve can be found in Item 1. Business.

Net Sales from Continuing Operations by Business Segment and Region

		Adhesives	Electronic	Performance			Intersegment
	Coatings	and Sealants	Materials	Chemicals	Salt	Monomers	Eliminations	Total

(in millions)

North America
2002	$1,184	$237	$548	$551	$706	$282	$–	$3,508
2001(1)	1,141	272	488	542	749	300	–	3,492
2000(1)	1,229	310	584	618	750	325	–	3,816

Europe
2002	$415	$260	$140	$432	$–	$71	$–	$1,318
2001(1)	363	294	167	425	–	51	–	1,300
2000(1)	380	314	213	442	126	53	–	1,528

Asia-Pacific
2002	$177	$56	$299	$167	$–	$–	$–	$699
2001(1)	161	52	287	168	–	–	–	668
2000(1)	170	46	413	171	–	–	–	800

Latin America
2002	$90	$39	$–	$67	$–	$6	$–	$202
2001(1)	88	43	–	69	–	6	–	206
2000(1)	91	34	–	76	–	4	–	205

Intersegment Eliminations
2002	$–	$–	$–	$–	$–	$611	$(611)	$–
2001(1)	–	–	–	–	–	589	(589)	–
2000(1)	–	–	–	–	–	621	(621)	–

Total
2002	$1,866	$592	$987	$1,217	$706	$970	$(611)	$5,727
2001(1)	$1,753	$661	$942	$1,204	$749	$946	$(589)	$5,666
2000(1)	$1,870	$704	$1,210	$1,307	$876	$1,003	$(621)	$6,349

Summary of 2000-2002 Results by Business Segment

		Actual

(in millions)	2002	2001(1)	2000(1)

Net Sales
Coatings	$1,866	$1,753	$1,870
Adhesives and Sealants	592	661	704
Electronic Materials	987	942	1,210
Performance Chemicals	1,217	1,204	1,307
Salt	706	749	876
Monomers	970	946	1,003
Elimination of Intersegment Sales	(611)	(589)	(621)

Total	$5,727	$5,666	$6,349

			Pro Forma		Pro Forma
(in millions)	2002	2001(1)	2001(1, 2)	2000(1)	2000(1, 2)

Earnings (Loss) from Continuing Operations Before Extraordinary Item and Cumulative Effect of Accounting Change
Coatings	$187	$112	$124	$177	$188
Adhesives and Sealants	(3)	(71)	(61)	23	35
Electronic Materials	–	1	19	110	125
Performance Chemicals	46	10	20	64	78
Salt	47	13	36	24	48
Monomers	72	41	41	73	73
Corporate	(131)	(176)	(170)	(175)	(173)

Total	$218	$(70)	$9	$296	$374

(1)	Reclassified to conform to current year presentation.
(2)	In accordance with SFAS No. 142, pro forma results exclude amortization of goodwill and indefinite-lived intangibles for comparability purposes.

Consolidated Results of Operations for the Year Ended December 31, 2002, as Compared to the Year Ended December 31, 2001

Net Sales and Operating Margins

In 2002, our consolidated net sales were $5,727 million, an increase of 1% or $61 million, from 2001 net sales of $5,666 million. Favorable volume, improved product mix and the favorable impact of foreign currencies increased sales by 3% in total, or $169 million. Volume and product mix contributed $132 million and the favorable impact of foreign currencies contributed $37 million to the increase. These increases were offset by 2% or $108 million, primarily from lower selling prices and the impact of exited businesses, net of acquisitions.

The growth from 2001 reflects strong sales in our Coatings segment, particularly for products in the home improvement and automotive markets. Sales in our Electronic Materials segment also increased as the market for these products began to recover and demand for advanced technology product lines increased. These increases were partially offset by lower sales in the Adhesives and Sealants segment, due to the lack of sales in the current year from the divested liquid polysulfide business, which was exited at the end of 2001.

Our operating gross profit for 2002 was $1,817 million, an increase of 10% from $1,658 million in 2001. Our gross profit margin increased to 32% from 29% in 2001 primarily due to favorable volumes, product mix and raw material costs in 2002, offset by lower selling prices and the impact of exited businesses, net of acquisitions.

In 2002, we recognized approximately $50 million of additional costs for demolition, dismantlement and employee relocation over 2001 levels associated with the implementation of our 2001 repositioning efforts. However, insurance settlements of $76 million recognized in 2002 more than offset the impact of these increased costs.

In 2003, we anticipate raw material and natural gas prices to significantly exceed 2002 levels; however, it is difficult to predict the extent and duration of the higher prices. To support our operations, we purchase approximately 2.8 billion pounds of petrochemical-based raw materials globally, the single largest of these raw materials is propylene at approximately 1.2 billion pounds annually. We have hedges in place for about half of our annual natural gas purchases of approximately 25 million mmbtu’s. Although we are making efforts to mitigate the impact of escalating raw material and energy costs, we anticipate the gap between raw material and selling prices to increase at least in the short term, negatively impacting gross margin in 2003. Additionally, we anticipate higher expenses for employee related benefits in 2003. (See Selling, Administrative and Research below for additional discussion of these increases.)

Selling, Administrative and Research (SAR) Expenses

In 2002, SAR expenses increased 4%, or $48 million, to $1,139 million from $1,091 million in 2001 primarily due to higher levels of research and development spending. Consistent with our commitment to continue investing in research and development as a way of differentiating our existing products, while bringing new highly-valued products to market, 2002 spending increased 13% from 2001. The remaining increase is due to higher selling and administrative expense from increased health care costs and normal wage increases. Our SAR expenses were 20% of net sales for 2002 compared to 19% in 2001.

We anticipate higher employee-related costs in 2003 as a result of: (1) normal salary increases; (2) the increasing trend of health care costs; (3) an increase of approximately $25 million in pension costs due to a combination of the decline in the market value of pension plan assets and changes in certain 2003 pension plan assumptions, particularly the discount rate; and (4) the impact of a change in accounting for stock options. Beginning in 2003, we will expense stock options. Further, we will increase our use of restricted stock which, along with stock options, will increase stock-based compensation expense in 2003 by $.02 - $.03 per share, after-tax.

Interest Expense

Interest expense for 2002 was $132 million, a 27% decline from $182 million in 2001, primarily due to lower effective interest rates on lower average debt levels.

Amortization of Goodwill and Other Intangibles

Amortization of goodwill and other intangible assets for 2002 was $69 million, a 56% decrease from $156 million in 2001. The decrease is a direct result of the Company’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, which ceased the amortization of goodwill and indefinite-lived intangibles. Excluding amortization of goodwill and indefinite-lived intangibles in accordance with SFAS No. 142, amortization expense would have been $77 million in 2001 on a pro forma basis. The decrease from 2001, on a pro forma basis, is primarily attributable to the impact of intangible asset impairments.

Share of Affiliate Net Earnings

In 2002, we recorded affiliate net earnings of $15 million, a 25% increase from earnings of $12 million in 2001.

Provision for Restructuring and Asset Impairments

In 2002, we recognized $177 million for restructuring and asset impairments. This charge is comprised of $191 million for the impairment of certain long-lived assets and costs associated with workforce reductions initiated in 2002. Offsetting this charge was $14 million of income resulting from pension settlement gains associated with individuals terminated from our pension plans and changes to estimates, both of which were in connection with our 2001 repositioning.

Of the total 2002 charges, $158 million was non-cash in nature and comprised of asset impairments recorded to reduce the carrying value of certain identified assets to their fair values, which were calculated using cash flow analyses. The assumptions used in the calculations were consistent with our internal planning process. The largest, single asset write-down was $121 million, recorded to write-down certain long-lived intangible and fixed assets of the Printed Wiring Board business in the Electronic Materials segment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The remaining $37 million of non-cash charges, recorded during 2002, related largely to the closure of two European plants and other building and equipment impairments.

In a continued effort to streamline operational efficiencies, approximately $20 million of expense was recognized for costs associated with a general reduction in force of over 200 positions throughout various functions of our organization. In most cases, separated employees were offered early termination benefits. The charge is based on actual amounts paid to employees as well as amounts expected to be paid upon termination. The anticipated annual costs savings from these efforts is approximately $25 million, primarily in compensation expense.

In 2001, we recognized a $330 million restructuring and asset impairment charge that enabled several of our businesses to respond to structural changes in the global marketplace. The largest component related to the partial closure of certain manufacturing and research facilities across all business groups and included exit costs related to the liquid polysulfide business in Adhesives and Sealants and part of the dyes business in Performance Chemicals. Approximately 75% of the assets impaired were in the North American region. The charge included severance benefits for employees affected by plant closings, capacity reductions and various personnel in corporate, administrative and shared service functions. Approximately 1,860 positions were expected to be affected by the restructuring efforts.

Offsetting the charge of $330 million recorded in June 2001, was a pre-tax gain of $18 million from the recognition of settlement gains recorded for employees terminated from our pension plans in connection with restructuring activities and changes in estimates to restructuring liabilities established for the 2001 initiatives. Therefore, in total, we incurred charges of $312 million for our 2001 repositioning. It is our policy to recognize settlement gains at the time an employee’s pension liability is settled.

We may continue to undertake productivity initiatives, including organizational restructuring, plant closures and manufacturing footprint redesign to improve performance and generate cost savings. Future initiatives could result in restructuring and asset impairment charges.

Other Income, net

In 2002, net other income declined to $5 million from $15 million in 2001 largely due to income items such as currency gains and the gain on sale of a divested business recorded in 2001 that did not repeat during 2002.

Effective Tax Rate

The effective tax rate for earnings from continuing operations of $218 million for the year ended December 31, 2002 was 32%. The loss in 2001 from continuing operations reflected a 9% effective tax rate. The 2001 rate was affected by two items: non-deductible restructuring expense; and non-deductible amortization expense. The effective tax rate on continuing operations in 2001 was 39%.

Net Earnings (Loss)

In 2002, we reported a net loss of $570 million compared to 2001 earnings of $395 million. This equates to a loss per diluted share of $2.57 in 2002 compared to 2001 earnings per share of $1.79.

The net loss in 2002 was primarily a result of adopting SFAS No. 142, which resulted in a $773 million charge for impairment losses. This charge was reflected as a Cumulative Effect of Accounting Change. In addition, we recognized $116 million after-tax in provisions for restructuring and asset impairments, which also contributed to this net loss. Improved gross profit and lower interest and amortization expense favorably impacted the 2002 earnings.

Net earnings of $395 million in 2001 largely resulted from the $428 million gain on sale of Ag. Net earnings were negatively impacted by $226 million, after-tax, by the provision for restructuring and asset impairments relating to the 2001 repositioning initiatives.

Results of Operations for the Year Ended December 31, 2002, as Compared to the Year Ended December 31, 2001 – By Business Segment

Pro forma results for 2001 presented below exclude amortization of goodwill and indefinite-lived intangible assets.

Coatings

In 2002, net sales from our Coatings segment were $1,866 million, an increase of 6% from net sales of $1,753 million in 2001. Earnings from continuing operations were $187 million for 2002, as compared to $124 million in 2001 on a pro forma basis.

Asset impairment and restructuring charges of $47 million after-tax, recognized in connection with the 2001 repositioning efforts, drove the change from 2001. Additionally, in 2002 our Coatings segment realized benefits primarily from favorable volume and product mix, in addition to cost savings achieved from cost reduction efforts.

More specifically, consumer markets in Architectural and Functional Coatings continued to drive earnings with increased demand in the consumer paint and paper markets. New products for the semi-gloss paint market in the U.S. and Europe, a formaldehyde-free insulation binder and opaque polymers also provided favorable results.

Automotive Coatings experienced an increase in net sales due to an increase in North American automotive production and the continued demand for plastic parts used in automobiles. The acquisition of Ferro Corporation’s European Powder Coatings business favorably impacted the net sales of Powder Coatings by $23 million in the fourth quarter of 2002, although U.S. markets remained weak.

Adhesives and Sealants

In 2002, net sales from Adhesives and Sealants were $592 million, a decline of 10% from net sales of $661 million in 2001. The decline in sales was primarily due to the impact of exiting the liquid polysulfide business at the end of 2001. On a comparable basis, net sales increased 3% from 2001 due to increased demand for flexible packaging, more environmentally friendly adhesives and the positive impact of new products launched in 2002.

This segment reported a loss from continuing operations of $3 million in 2002, compared to a loss of $61 million from the prior year on a pro forma basis primarily due to restructuring and asset impairment charges recognized in connection with our 2001 repositioning efforts. The increase from 2001 is offset by the impact of the exited liquid polysulfide business and additional research and engineering costs associated with the redesign of our manufacturing and laboratory footprint.

Electronic Materials

In 2002, net sales from Electronic Materials were $987 million, an increase of 5% from prior year net sales of $942 million. The increase can be primarily attributed to greater demand for advanced technology products.

In 2002, Electronic Materials reported no earnings as compared to $19 million in 2001 on a pro forma basis. In addition to the benefits realized from increased demand for higher-value product lines through sales and gross profit this segment demonstrated cost savings reductions primarily in selling and administrative costs during 2002. These gains were offset in full by the $79 million, after-tax impairment charge recognized in 2002 for some of the intangible and fixed assets in the Printed Wiring Board business.

Performance Chemicals

In 2002, net sales from Performance Chemicals were $1,217 million, an increase of 1% from prior year net sales of $1,204 million. Plastics Additives contributed approximately $35 million from increased volume, product mix and currency gains. These gains were partially offset by lower sales of $27 million from Inorganic and Specialty Solutions due mostly to the impact of exited businesses. Increased volume and favorable product mix were offset by decreased selling prices in Consumer and Industrial Specialties. Net sales from Ion Exchange Resins remained flat over 2001.

Earnings from continuing operations were $46 million for the current year compared to $20 million in the prior year on a pro forma basis. The year-over-year change was driven by restructuring and asset impairment charges recognized in 2001 in connection with our repositioning efforts. The earnings increase was driven primarily by Plastics Additives and Inorganic and Specialty Solutions.

Salt

In 2002, net sales from Salt were $706 million, a decline of 6% from prior year net sales of $749 million. The effect of the milder winter weather on the ice-control market was the primary cause for the decline. Earnings from continuing operations were $47 million for 2002 compared to $36 million from the prior year on a pro forma basis due to charges incurred in connection with our 2001 repositioning efforts. The year-over-year change was driven by restructuring and asset impairment charges recognized in 2001 in connection with our repositioning efforts.

Monomers

In 2002, net sales from Monomers were $970 million, an increase of 3% from prior year net sales of $946 million. The increase was generated primarily by increased volume from internal customers, mostly in the Coatings segment. Earnings from continuing operations were $72 million for the current year compared to $41 million in the prior year on a pro forma basis. The difference was primarily driven by volume increases, moderate energy costs, lower logistics costs and on-going cost reduction initiatives, which were partially offset by costs related to production outages experienced during the second half of 2002 at our Deer Park, Texas plant.

Corporate

Corporate reported a loss from continuing operations in 2002 of $131 million, compared to a loss of $176 million as reported and a loss of $170 million on a pro forma basis in 2001. The decrease is primarily attributed to charges incurred in 2001 in connection with our repositioning efforts. In addition, the decrease is due to a reduction of $50 million after-tax in interest expense and $49 million after-tax of favorable insurance settlements, compared to net insurance expense of $5 million in the prior year. This decrease was partially tempered by a reduction in pension credits of approximately $25 million after-tax compared to 2001, due to transition assets which were fully amortized as of December 31, 2001 and diminished economic returns from pension assets.

Consolidated Results of Operations for the Year Ended December 31, 2001, as Compared to the Year Ended December 31, 2000

Net Sales and Operating Margins

Consolidated net sales in 2001 were $5,666 million, 11% below 2000 net sales of $6,349 million. The decrease from 2001 was driven by persistently weak global demand across all businesses and the impact of exited businesses.

Compared to 2000, net sales for Electronic Materials declined 22%, which had been buffeted by a precipitous industry-wide decline since April 2001. Coatings net sales declined 6% from the prior year on lower volumes and Performance Chemicals fell 8% due to persistent sluggishness in the paper and industrial markets served by the businesses in this group. Salt sales, on a same business basis, remained flat as both periods benefited from strong demand for highway ice-control products in the 2000-2001 winter season. In the fourth quarter of 2000, we sold our European Salt business.

The Company’s operating gross profit for 2001 was $1,658 million, a 17% decline from $2,007 million in 2000. Our gross profit margin was 29%, down from 32% in 2000 primarily due to lower manufacturing efficiency driven by reduced demand. We responded by maintaining price increases and improving internal efficiencies.

Selling, Administrative and Research (SAR) Expenses

SAR expenses were $1,091 million for 2001, a 6% decrease from $1,157 million in 2000, reflecting savings from our repositioning efforts as well as a decrease in employee related expenses. These cost reductions were offset by increased research and development costs reflecting our continued focus on developing cutting edge technologies and enterprise resource planning (ERP) expenditures. SAR expenses were 19% of net sales for 2001, compared to 18% in 2000.

Purchased In-Process Research and Development (IPR&D)

IPR&D in acquisitions accounted for by the purchase method, represents the value assigned to research and development projects of an acquired company where technological feasibility had not yet been established at the date of the acquisition, and which, if unsuccessful, have no alternative future use. Amounts assigned to IPR&D were charged to expense at the date of acquisition. Accordingly, we recognized $13 million in expense in 2000 in connection with the Rodel acquisition.

Interest Expense

Interest expense for 2001 was $182 million, a 24% decline from $241 million in 2000, primarily due to lower debt levels and interest rates as compared to 2000.

Amortization of Goodwill and Other Intangibles

Amortization of goodwill and other intangibles for 2001 was $156 million, a 2% decline from $159 million in 2000.

Share of Affiliate Net Earnings

Share of affiliate net earnings in 2001 was $12 million, a 33% decline from earnings of $18 million in 2000, primarily due to the increased ownership in Rodel and the sale of affiliates related to the disposition of Ag. Prior to March 31, 2000, the investment in Rodel was accounted for under the equity method with our share of earnings reported as equity in affiliates. Since the second quarter of 2000, when we increased our ownership from 48% to 90%, Rodel’s results of operations have been fully consolidated.

Provision for Restructuring and Asset Impairments

Provision for restructuring of $320 million pre-tax or $226 million after-tax was comprised primarily of asset impairment and restructuring charges relating to our repositioning initiatives that commenced in June 2001. We recognized a $330 million restructuring and asset impairment charge in the second quarter of 2001, which enabled several of our businesses to respond to structural changes in the global marketplace. The largest component related to the partial closure of certain manufacturing and research facilities across all business groups and included exit costs related to the liquid polysulfide business in Adhesives and Sealants and part of the dyes business in Performance Chemicals. Approximately 75% of the assets impaired were in the North American region. The charge included severance benefits; the employees receiving severance benefits included those affected by plant closings or capacity reductions, as well as various personnel in corporate, administrative and shared service functions. Approximately 1,860 positions were expected to be affected by the restructuring efforts. Offsetting the charge of $330 million recorded in June 2001, was a pre-tax gain of $6 million from changes in estimates to restructuring liabilities established in 1999. In addition, most severance in connection with restructuring activities are paid from the respective pension plans and as a result, pension related gains or losses are recorded as a reduction or increase to the original restructuring charge at the time the terminated employee’s pension liability is settled. In 2001, the pre-tax gains associated with these settlements were $4 million. It is our policy to recognize settlement gains at the time an employee’s pension liability is settled.

In the first half of 2000, a restructuring reserve of $13 million pre-tax was recorded in the Ion Exchange Resins business for the write-down of plant assets and severance costs for approximately 100 people. These charges were net of certain pension settlement and curtailment gains.

Other Income, net

Other income for 2001 was $15 million, a 67% decline from $46 million in 2000. The decline was primarily due to lower foreign currency gains compared to the prior year. In addition, we incurred a $4 million casualty loss resulting from a fire at a joint venture manufacturing facility.

Effective Tax Rate

In 2001, the effective tax rate for the loss from continuing operations of $70 million was 9%. This rate reflected the impact of a 29% tax rate on the $320 million loss provision for restructuring and asset impairments, which included non-deductible restructuring expenses. Excluding the impact of this loss provision, the effective tax rate on continuing operations was 39%, the same as the effective tax rate for 2000. Excluding non-tax deductible IPR&D charges, the effective tax rate in 2000 was 38%.

Net Earnings

Net earnings as reported for the year 2001 were $395 million, a 12% increase from 2000 net earnings of $354 million. Earnings per share on a diluted basis were $1.79 per share in 2001, compared with $1.61 per share in 2000.

We reported a loss from continuing operations in 2001 of $70 million or $.31 per share, compared to earnings from continuing operations of $296 million or $1.34 per share in 2000. On a pro forma basis, we reported earnings from continuing operations of $9 million or $.04 per share, compared to $374 million or $1.70 per share in 2000. The year-over-year decline can be attributed to the impact of poor external economic conditions on all business segments, particularly Electronic Materials and Adhesives and Sealants. We mitigated the impact of the economic downturn and reduced demand by announcing and implementing restructuring initiatives to bring capacity more in line with market demand. Also impacting net earnings in 2001 were $226 million of restructuring and asset impairment charges.

In June 2001, we completed the sale of Ag for approximately $1 billion. We recorded a gain on the sale in the amount of $679 million pre-tax ($428 million or $1.94 per share after-tax). Income from discontinued operations, prior to the June 2001 sale, was $40 million or $.18 per share after-tax as compared to income from discontinued operations in 2000 of $58 million or $.27 per common share after-tax.

Results of Operations for the Year Ended December 31, 2001, as Compared to the Year Ended December 31, 2000 – By Business Segment

Pro forma results for 2001 and 2000 presented below exclude amortization of goodwill and indefinite-lived intangible assets.

Coatings

Coatings sales for 2001 were $1,753 million, a 6% decline from $1,870 million in 2000. Sales and earnings decreases were felt in all businesses primarily due to poor external economic conditions and the continued slow down in the building and construction industry. Automotive and Powder Coatings sales decreased primarily due to weak demand in the automotive and industrial markets, as compared to the prior year. Earnings from continuing operations for 2001 were $112 million, a 37% decline from $177 million in 2000. On a pro forma basis, earnings from continuing operations for 2001 were $124 million, a 34% decline from $188 million in 2000.

Adhesives and Sealants

Adhesives and Sealants reported sales of $661 million, a 6% decline from $704 million in 2000. Sales and earnings were impacted by poor external economic conditions, the continued slow down in the building and construction industry and the sale of the Thermoplastic Polyurethane business to Huntsman Corporation in 2000. This segment reported a loss from continuing operations in 2001 of $71 million, a decline from earnings of $23 million in 2000. On a pro forma basis, Adhesives and Sealants reported a loss of $61 million, a decline from 2000 earnings of $35 million.

Electronic Materials

Electronic Materials sales were $942 million, a 22% decline from $1,210 million in 2000. The sales decline was driven by a significant decrease in demand across all businesses. Earnings from continuing operations for 2001 were $1 million compared to $110 million in 2000, reflecting costs associated with our repositioning efforts. On a pro forma basis, earnings were $19 million, an 85% decline from $125 million in 2000, because of significantly decreased demand impacting manufacturing efficiencies.

Performance Chemicals

Performance Chemicals reported sales of $1,204 million, an 8% decline from $1,307 million in 2000. Inorganic and Specialty Solutions sales decreased by $25 million, representing 24% of the total year-over-year decline, as the business continued to suffer from persistently low demand for sodium borohydride related applications in the newsprint market. Consumer and Industrial Specialties sales declined $18 million from 2000, representing 17% of the total decline as a result of decreased demand in industrial markets. Ion Exchange Resins sales declined due to a weakness in industrial water treatment and catalyst markets. Earnings from continuing operations for 2001 were $10 million, an 84% decline from $64 million in 2000. On a pro forma basis, earnings for 2001 were $20 million, a 74% decline from $78 million in 2000 as lower demand produced higher manufacturing variances, which negatively impacted earnings.

Salt

Salt sales were $749 million for 2001, a 14% decline from $876 million in 2000. Excluding the impact of the sale of our European Salt business in the fourth quarter of 2000, sales on a same business basis, remained unchanged from the prior period. Earnings from continuing operations as reported for 2001 were $13 million, a 46% decline from $24 million in 2000. On a pro forma basis, earnings for 2001 were $36 million, a 25% decline from $48 million in 2000.

Monomers

Monomers net sales were $946 million, a 6% decrease from $1,003 million in 2000. The sales decline was primarily driven by reduced volume supplied to internal customers and market overcapacity. Earnings from continuing operations for 2001 were $41 million compared to $73 million in 2000, reflecting lower volume and higher energy costs.

Corporate

Corporate reported a loss from continuing operations in 2001 of $176 million compared to $175 million in 2000. In 2001, we benefited from interest cost savings as a result of lower debt levels and interest rates compared to 2000. Offsetting the interest savings are additional provisions for environmental remediation (net of insurance recoveries) and increased employee related expenses. On a pro forma basis, corporate losses decreased 2% to $170 million compared to $173 million in 2000.

Liquidity, Capital Resources and Other Financial Data

During the year ended December 31, 2002, cash increased by $203 million primarily from continuing operating activities, which generated $975 million in 2002 as compared to $660 million in 2001, a net increase of $315 million. The increase derived primarily from: (1) higher sales; (2) reduced cash outflows for working capital; (3) prior year income tax refunds; and (4) insurance settlements. These favorable cash inflows were offset partially by cash used to cover retiree health care costs, previously funded by transfers from the U.S. pension plan.

Cash used by investing activities was $555 million in 2002. Additions to land, buildings and equipment accounted for $407 million of the cash outflow. The remaining cash was used for acquisitions and income tax payments on the 2001 gain from the sale of Ag. In 2001, $1 billion in cash proceeds from the sale of Ag was more than adequate to pay for $401 million in capital spending and $144 million for acquisitions, leaving the remainder to further reduce debt.

Net cash used in financing activities was $217 million in 2002 as compared to $1,016 million in 2001. During 2002, $152 million of long-term debt was repurchased and $181 million was paid out in dividends. We also issued 20 billion yen-denominated (approximately $149 million), 30-year 3.50% coupon notes via a private placement in 2002. The net repayments of $675 million of short-term borrowings and $159 million of long-term debt were the primary uses of cash in 2001. We consider the reduction of debt to be one of our important strategic objectives.

We evaluate operating performance based upon several factors including the ability to generate free cash flow. Our definition of free cash flow is cash provided by operating activities less capital asset spending and dividends. Free cash flow is not a measurement recognized in accordance with generally accepted accounting principles (GAAP) and should not be viewed as an alternative to GAAP measures of performance. Furthermore, this measure may not be consistent with similar measures presented by other companies.

Free cash flows for the years ended December 31, 2002, 2001 and 2000 were as follows:

(in millions)	2002	2001	2000

Cash provided by operating activities	$975	$704	$780
Less: additions to land, building and equipment	(407)	(401)	(391)
Less: dividends	(181)	(176)	(171)

Free cash flow	$387	$127	$218

We focus on increasing free cash flow to achieve our financial objectives and to provide consistent shareholder return within dividend growth. In 2002 and 2001, we utilized free cash flow primarily to reduce debt levels and secondarily make strategic acquisitions. In 2003, we anticipate utilizing free cash flow to further reduce our debt levels and continue to pay out dividends.

Total borrowings were $3,052 million and $2,926 million at December 31, 2002 and 2001, respectively. In total, principal amounts of our long-term debt increased to $2,760 at December 31, 2002 from $2,655 at December 31, 2001. In general, this increase is attributable to changes in currency from our Euro and Yen denominated debt. Debt repayments were essentially offset by the issuance of debt in 2002. For further information concerning our borrowings, refer to Note 18: Short-Term Obligations and Note 19: Long-Term Debt in our accompanying Notes to Consolidated Financial Statements.

In 2002, we called and purchased debt in the principal amount of $129 million, resulting in an after-tax loss of $8 million. At the end of 2002, the debt ratio (as defined in Item 6. Selected Financial Data) was 46% compared with 42% at the end of 2001. The increase in the debt ratio was driven by a reduction in equity due to asset impairments, primarily from the adoption of SFAS No. 142, not an increase in debt. If the debt ratio was adjusted to reflect the SFAS No. 142 write-down, the 2001 debt ratio would have been 47%.

On February 27, 2002, we issued 20 billion yen-denominated (approximately $149 million) 30-year 3.50% coupon notes due 2032, with interest payable semiannually on March 29th and September 29th. The maturity date is March 29, 2032, callable annually after March 2012. The proceeds from the issuance of these notes were used for general corporate purposes.

Our short-term, primary source of liquidity will be existing cash balances, cash flows from operations and if necessary, commercial paper and/or bank borrowings. We maintain an unused credit facility with a syndicated group of banks of $500 million, committed until 2004. The commitment of this facility is not contingent upon our credit rating. Management believes that our financial resources will adequately meet our business requirements during the next twelve months, including planned expenditures for the improvement or expansion of our manufacturing capacity, working capital requirements and the dividend program.

Despite the fall in the value of plan assets in retirement plans at year-end 2002, the U.S. plans, which represent approximately 82% of total assets, remain fully funded and will not require a cash contribution in 2003. Provided the U.S. plans achieve the assumed return targets of 8.50% in 2003, the plan will remain fully funded through 2004. For the smaller international plans, we expect to continue to contribute approximately $13 million to meet funding needs in 2003. Provided no further decline of the global capital markets, we would expect this amount to be sufficient to meet our non-U.S. plan needs in 2004.

We currently anticipate capital expenditures in 2003 to be approximately $350 million, of which approximately $45 million will be used for the ongoing enterprise resource planning (ERP) system implementation. The remainder will be used for ongoing capital projects at existing plants and the construction of our Mumbai, India plant which is expected to begin production in mid-2003.

On February 3, 2003, our Board of Directors approved a quarterly dividend of $.21 per common share payable March 1, 2003 to stockholders of record on February 14, 2003.

On November 6, 2002, Standard and Poor’s Rating Services (Standard and Poor’s) announced that it lowered its ratings on our long-term corporate credit and senior unsecured debt to BBB+ with a stable outlook from A-. At the same time, Standard and Poor’s affirmed its A-2 rating for our short-term corporate credit and commercial paper. Shortly thereafter, Moody’s Investors Services affirmed its A3 long-term rating with a stable outlook. Management does not expect the downgrade by Standard and Poor’s to have a material impact on our annual results of operations or cash flows.

Contractual Obligations

The following table provides contractual obligations and commitments for future payments:

(in millions)			Payments due by period

Contractual obligations	Total	Within 1 year	2-3 years	4-5 years	Over 5 years

Total borrowings/ capital lease obligations	$2,892	$180	$471	$457	$1,784
Operating leases	213	41	67	47	58

Total contractual cash obligations	$3,105	$221	$538	$504	$1,842

Trading Activities

We do not have any trading activity that involves non-exchange traded contracts accounted for at fair value.

Unconsolidated Entities

All significant entities are consolidated. Any unconsolidated entities are de minimis in nature and there are no significant contractual requirements to fund losses of unconsolidated entities.

Environmental

There is a risk of environmental impact in chemical manufacturing operations. Our environmental policies and practices are designed to ensure compliance with existing laws and regulations and to minimize the possibility of significant environmental impact.

The laws and regulations under which we operate require significant expenditures for capital improvements, the operation of environmental protection equipment and remediation. Future developments and even more stringent environmental regulations may require us to make additional unforeseen environmental expenditures. Our major competitors are confronted by substantially similar environmental risks and regulations.

We are a party in various government enforcement and private actions associated with former waste disposal sites, many of which are on the U.S. Environmental Protection Agency’s (EPA) National Priority List, and we have been named a potentially responsible party (PRP) at approximately 140 inactive waste sites where remediation costs have been or may be incurred under the Federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. In some of these cases we may also be held responsible for alleged property damage. We have provided for future costs at certain of these sites. We are also involved in corrective actions at some of our manufacturing facilities.

We consider a broad range of information when we determine the amount necessary for remediation accruals, including available facts about the waste site, existing and proposed remediation technology and the range of costs of applying those technologies, prior experience, government proposals for this or similar sites, the liability of other parties, the ability of other PRPs to pay costs apportioned to them and current laws and regulations. We assess the accruals quarterly and update as additional technical and legal information becomes available. However, at certain sites, we are unable, due to a variety of factors, to assess and quantify the ultimate extent of our responsibility for study and remediation costs. Among the sites for which we have accrued liabilities are both non-company-owned Superfund sites and company facilities. Our significant sites are described in more detail below.

Whitmoyer Site

The Whitmoyer site, located in Jackson Township, Lebanon County, Pennsylvania, was the location of a veterinary pharmaceutical manufacturing facility. When Rohm and Haas acquired the site in 1964, it discovered arsenic contamination and we voluntarily undertook extensive remedial measures with the guidance of the Pennsylvania Department of Health. In 1978, we sold the site to Beecham, Inc., which in turn sold the site to Stafford Laboratories in 1982. GlaxoSmithKline is the successor entity to Beecham, Inc., and the only other solvent known PRP for this site. Remediation on the site has been completed except for ongoing groundwater remediation. In January 2003, the Company settled litigation with GlaxoSmithKline out of court and based on this settlement adjusted the accrual as of December 31, 2002 to reflect the agreed-upon allocation of the remediation costs.

Woodlands’ Sites

The Woodlands’ sites include two separate locations in the New Jersey Pinelands near Chatsworth, New Jersey. The other known PRPs share remedial costs with Rohm and Haas. These PRPs are performing a groundwater treatment program at these sites that is expected to be completed in 3 to 4 years. Once the groundwater treatment program is completed, the PRPs are required to monitor a downgradient groundwater plume.

Kramer Landfill

During the 1970’s, our manufacturing waste and that of numerous other known PRPs was disposed of at the Kramer Landfill located in Mantua Township, New Jersey. Rohm and Haas and other PRPs entered into a Consent Decree with the New Jersey Department of Environmental Protection and the EPA in March 1998. All remedial tasks have been completed except for groundwater remediation. The PRPs are currently operating the groundwater treatment facility at the site. The groundwater treatment program is expected to continue for an indeterminate time.

Wood-Ridge Site

In Wood-Ridge, New Jersey, Morton and Velsicol Chemical Corporation (Velsicol) have been held jointly and severally liable for the cost of remediation of environmental problems associated with a mercury processing plant (Site) subsequently acquired by Morton. As of the date we acquired Morton, Morton disclosed and accrued for certain ongoing studies related to the Site.

Additional data gathering has delayed completion of these studies until 2003 or later. In our allocation of the purchase price of Morton, we accrued for additional study costs as of December 31, 1999 and additional remediation costs in the first half of 2000 based on the ongoing studies.

Our exposure at the Site will depend on the results of attempts to obtain contributions from others believed to share responsibility. A cost recovery action against certain parties is pending in federal court. This action has been stayed pending future regulatory developments and the appeal of a summary judgment ruling in favor of one of the defendants. Settlements have been reached with some defendants for de minimis claims associated with the Site.

Our exposure will also depend upon the continued ability of Velsicol to contribute to remediation costs. In 2001, Velsicol stopped paying its share of expenses. Velsicol’s indemnitor, Fruit of the Loom, Inc., has been reorganized under Chapter 11 bankruptcy and was discharged of its responsibility for this Site after a payment to us of approximately $1 million. In 2002, the bankruptcy court approved a government settlement entered into with Velsicol, Fruit of the Loom, and other parties, which created a fund to be used to respond to the Velsicol liabilities at several sites, including Wood-Ridge. Morton has contractual rights against Velsicol for payment of a share of remedial costs. These rights are not affected by the government settlement.

We also agreed to fund up to $225,000 for the EPA to develop a workplan for a separate study of contamination in Berry’s Creek, which runs near the Site, and of the surrounding wetlands. In October 2002, the EPA requested information relating to sources of contamination in Berry’s Creek; we understand this request was sent to over ninety potentially responsible parties. The estimated costs of any resulting remediation of Berry’s Creek were not considered in the allocation of the Morton purchase price. There is much uncertainty as to what will be required to address Berry’s Creek, but cleanup costs could be very high and our share of these costs could be material to the results of our operations, cash flows and consolidated financial position.

Moss Point

During 1996, the EPA notified Morton of possible irregularities in water discharge monitoring reports filed by its Moss Point, Mississippi plant in early 1995. Morton investigated and identified other environmental issues at the plant. Although at the date of acquisition Morton had accrued for some remediation and legal costs, we revised these accruals as part of the allocation of the purchase price of Morton based on our discussions with the authorities and on the information available as of June 30, 2000. In 2000, we reached agreement with the EPA, the Department of Justice and the State of Mississippi, resolving these historical environmental issues. The agreement received court approval in early 2001. The final settlement included payment of $20 million in civil penalties, which were paid in the first quarter of 2001, $2 million in criminal penalties, which were paid in the fourth quarter of 2000, and $16 million in various Supplemental Environmental Projects. The accruals established for this matter were sufficient to cover these and other related costs of the settlement. In December 2001, we closed the chemicals portion of the Moss Point facility. Although we have not yet been served, in December 2002 a complaint was filed in Mississippi on behalf of over 700 plaintiffs against Morton International, Rohm and Haas, Joseph Magazzu and the Mississippi Department of Environmental Quality alleging personal injury and property damage caused by environmental contamination. At this time, we see no basis for these claims and we will defend this case vigorously.

Houston Plant

Our Houston plant is an approximately 900 acre facility located in Deer Park, Texas. The Texas Commission on Environmental Quality (TCEQ) issued a Resource Conservation and Recovery Act (RCRA) Part B Permit and a Compliance Plan calling for a RCRA Facility Investigation for certain Solid Waste Management Units (SWMU’s) and remediation of other units. Pursuant to the Compliance Plan and subsequent investigations, the facility continues to operate groundwater recovery systems at two units, has investigated and continues to monitor one unit, will prepare a Corrective Measures Study for another unit, and has submitted the Affected Property Assessment Report (APAR) concluding that no further action is required for four units. Final approval of the APAR is pending TCEQ’s review.

Paterson Site

We closed the former Morton plant at Paterson, New Jersey in December 2001, and are currently undertaking remediation of the site under New Jersey’s Industrial Site Recovery Act. Investigation of contamination of shallow soils and groundwater is nearly complete, with further investigation of deeper groundwater ongoing. Remediation systems for product and shallow groundwater recovery are in place and awaiting authorization from New Jersey Authorities to operate, and soil remediation measures are undergoing evaluation. An accrual was recorded for known remediation activities in September 2000, and revised in September 2002, to address information obtained during the ongoing site investigation.

Other Environmental Matters

The amount charged to earnings pre-tax for environmental remediation was $3 million, $28 million and immaterial for the years ended December 31, 2002, 2001 and 2000, respectively. The reserves for remediation were $123 million and $150 million at December 31, 2002 and 2001, respectively, and are recorded as liabilities (current and long-term) in the Consolidated Balance Sheets. These reserves include amounts resulting from the allocation of the purchase price of Morton. We are pursuing lawsuits over insurance coverage for certain environmental liabilities. It is our practice to reflect environmental insurance recoveries in results of operations for the quarter in which the litigation is resolved through settlement or other appropriate legal processes. Resolutions typically resolve coverage for both past and future environmental spending. We settled with several of our insurance carriers and recorded income pre-tax of approximately $76 million, $13 million and $1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

In addition to accrued environmental liabilities, we have reasonably possible loss contingencies related to environmental matters of approximately $70 million and $73 million at December 31, 2002 and December 31, 2001, respectively. We have reserved for the costs we believe are probable and estimable and other costs which have not met the definition of probable have been included in our disclosure of reasonably possible loss contingencies. Further, we have identified other sites, including our larger manufacturing facilities, where additional future environmental remediation may be required, but these loss contingencies cannot reasonably be estimated at this time. These matters involve significant unresolved issues, including the number of parties found liable at each site and their ability to pay, the outcome of negotiations with regulatory authorities, the alternative methods of remediation and the range of costs associated with those alternatives. We believe that these matters, when ultimately resolved, which may be over an extended period of time, will not have a material adverse effect on our consolidated financial position or consolidated cash flows, but could have a material adverse effect on consolidated results of operations or cash flows in any given period.

Capital spending for new environmental protection equipment was $23 million in 2002 versus $26 million in 2001 and $27 million in 2000. Spending for 2003 and 2004 is expected to be $25 million and $31 million, respectively. Capital expenditures in this category include projects whose primary purposes are pollution control and safety, as well as environmental aspects of projects in other categories that are intended primarily to improve operations or increase plant efficiency. We expect future capital spending for environmental protection equipment to be consistent with prior-year spending patterns. Capital spending does not include the cost of environmental remediation of waste disposal sites.

Cash expenditures for waste disposal site remediation were $30 million in 2002, $51 million in 2001 and $33 million in 2000. The expenditures for remediation are charged against accrued remediation reserves. The cost of operating and maintaining environmental facilities was $101 million, $129 million and $114 million in 2002, 2001 and 2000 respectively, and was charged against current-year earnings.

Other Litigation

In February 2003, we were served with European Commission Decisions requiring submission to investigations in France and the United Kingdom, a search permit in Japan from the Japanese Fair Trade Commission, an order for the production of records and information in Canada and two grand jury records subpoenas in the United States all relating to a global antitrust investigation of the Plastics Additives industry. We are cooperating fully with all governmental authorities.

There has been increased publicity about asbestos liabilities faced by manufacturing companies. As a result of the bankruptcy of most major asbestos producers, plaintiffs’ attorneys are increasing their focus on peripheral defendants, including the Company. We believe that we have adequate reserves and insurance and do not believe we have a material asbestos exposure.

There are pending lawsuits filed against Morton related to employee exposure to asbestos at a manufacturing facility in Weeks Island, Louisiana with additional lawsuits expected. We expect that most of these cases will be dismissed because they are barred under worker’s compensation laws; however, cases involving asbestos-caused malignancies may not be barred under Louisiana law. Subsequent to the Morton acquisition, we commissioned medical studies to estimate possible future claims and recorded accruals based on the results. Morton has also been sued in connection with the former Friction Division of the former Thiokol Corporation, which merged with Morton in 1982. Settlement amounts to date have been minimal and many cases have closed with no payment. We estimate that all costs associated with future claims, including defense costs, will be well below our insurance limits. In addition, like most manufacturing companies, we have been sued, generally as one of many defendants, by non-employees who allege exposure to asbestos on company premises. We do not believe that it is reasonably possible that a material loss will be incurred in excess of the amounts recorded for all pending cases.

We are also parties to litigation arising out of the ordinary conduct of our business. Recognizing the amounts reserved for such items and the uncertainty of the ultimate outcomes, it is our opinion that the resolution of all these pending lawsuits, investigations and claims will not have a material adverse effect, individually or in the aggregate, upon our results of operations, cash flows or our consolidated financial position.

Indemnifications

In connection with the divestiture of several of our operating businesses, we have agreed to retain, and/or indemnify the purchaser against certain liabilities of the divested business, including liabilities relating to defective products sold by the business or environmental contamination arising or taxes accrued prior to the date of the sale. Our indemnification obligations with respect to these liabilities may be indefinite as to duration and may or may not be subject to a deductible, minimum claim amount or cap. As such, it is not possible for us to predict the likelihood that a claim will be made or to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist.

Dividends

Total common stock dividends paid in 2002 were $.82 per share, compared to $.80 per share in 2001. Common stock dividends have been paid each year since 1927, and the payout has increased annually at a 10% compound annual growth rate since 1977.

Additions to Land, Building and Equipment

Capital additions were $407 million, $401 million and $391 million in 2002, 2001 and 2000, respectively.

Fixed asset additions in 2002 include costs associated with: (1) the continued upgrade and consolidation of our ERP infrastructure; (2) the Adhesives and Sealants manufacturing footprint; (3) expansions in our Kankakee, Illinois plant; and (4) the construction of our Mumbai, India plant.

Fixed asset additions in 2001 include costs for: (1) our ERP infrastructure; (2) human resource/payroll system upgrades; and (3) streamlining of the methyl methacrylate facility in Deer Park, Texas.

Fixed asset additions in 2000 include costs for: (1) acrylics expansion in Texas; (2) spending on emulsions plants in the United Kingdom and Argentina; (3) facility expansion in Electronic Materials, particularly at the Rodel facilities; and (4) spending on our ERP project.

Capital expenditures in 2003 are not expected to exceed depreciation expense. Spending for environmental protection equipment, which is included in several of the categories in the table shown below, was $23 million in 2002, $26 million in 2001 and $27 million in 2000.

Expenditures for the past three years, categorized by primary purpose of project, are presented below:

(in millions)	2002	2001	2000

Environmental, cost savings and infrastructure	$195	$193	$243
Capacity additions and new products	88	107	78
ERP infrastructure	83	72	28
Research facilities and equipment	21	12	28
Capitalized interest cost	20	17	14

Total	$407	$401	$391

Acquisitions and Divestitures

We made no significant divestitures in 2002. The following significant acquisitions were completed in 2002:

In September 2002, we acquired certain assets and liabilities of Ferro Corporation’s European powder coatings business for approximately $60 million. Ferro Corporation’s powder coatings business produces materials used mostly by manufacturers of metal products to finish materials like window frames and automotive wheels. We have not yet finalized the purchase price allocation for this acquisition.

In September 2002, we increased our ownership in Rodel at an additional cost of $22 million, retaining a 99% ownership. The additional cost was recorded as goodwill. Rodel is a leader in precision polishing technology serving the semiconductor, memory disk and glass polishing industries.

In December 2002, we acquired the global plastics additives business of our joint venture partner, Kureha Chemical, for approximately $57 million. Included in the acquisition are the commercial operations throughout the Asia-Pacific region and other areas along with the manufacturing facilities and laboratories in Singapore, as well as technical service laboratories in Beijing.

Additionally, we gained full control of manufacturing sites in Singapore and Grangemouth, Scotland, which were sites previously part of the joint venture. The acquisition effectively terminates the joint ventures we had with Kureha Chemical. We have not yet finalized the purchase price allocation for this acquisition.

We completed the following significant acquisitions and divestitures in 2001:

In 2001, we increased our ownership in Rodel from 90% to 99% at an additional cost of approximately $80 million. In the second quarter of 2000 we increased our ownership from 48% to approximately 90% at a cost of approximately $200 million. The financial statements reflect allocations of the purchase price amounts based on estimated fair values, and resulted in acquired goodwill of $110 million, which, until the adoption of SFAS No. 142, was amortized on a straight-line basis over 30 years. Prior to March 31, 2000 the investment had been accounted for under the equity method with our share of earnings reported as equity in affiliates. Since the second quarter of 2000, the results of Rodel’s operations were fully consolidated.

On June 1, 2001, we completed the sale of Ag to DAS, a wholly-owned subsidiary of the Dow Chemical Company, for approximately $1 billion, subject to a purchase price adjustment. We recorded a gain on the sale in the amount of $679 million pre-tax ($428 million or $1.94 per share, after-tax) in 2001. During 2002, we reduced this gain by approximately $7 million after-tax due to additional working capital adjustments. In February 2003, all remaining working capital disputes with DAS were resolved through binding arbitration. No additional adjustment to the gain on sale is expected. Under the terms of the agreement, the divestiture included fungicides, insecticides, herbicides, trademarks, and license to all agricultural uses of our biotechnology assets, as well as the agricultural business-related manufacturing sites located in Brazil, Colombia, France and Italy, our share of the Nantong, China joint venture and our assets in Muscatine, Iowa. We recorded the sale of Ag as discontinued operations in accordance with APB Opinion No. 30 “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”

The operating results of Ag have been reported separately as discontinued operations in the Consolidated Statements of Operations for each year presented. Net sales and income from discontinued operations are as follows:

(in millions)	2001	2000

Net sales	$230	$530
Operating income	65	93
Income tax expense	25	35
Income from discontinued operations	40	58

Change in Functional Currencies

On December 31, 2000, we substantially completed the legal restructuring and business integration of our foreign operations, primarily in Europe, following the Morton and LeaRonal acquisitions in 1999. Based on these significant operational changes, on January 1, 2001 we determined that the functional currency of a majority of our foreign entities was their respective local currency. This change resulted in a one-time write-down of fixed assets and inventories of approximately $50 million in the first quarter of 2001 with a corresponding charge to Other Comprehensive Income (Loss), included in Currency Translation Adjustment.

Working Capital

In 2002, we continued to improve our working capital management. As compared to 2001, days sales outstanding improved by three days and days cost of sales in ending inventory improved by one day.

Details about two major components of working capital at the end of 2002 and 2001 are summarized below:

(in millions)	2002	2001

Inventories
Year-end balance	$765	$712
Annual turnover	5.3x	4.8x

Customer receivables
Year-end balance	$1,078	$1,045
Annual turnover	5.4x	4.7x

Days sales outstanding	64	67
Days cost of sales in ending inventory	67	68

Land, Building and Equipment, net

Investments in land, buildings and equipment, net is summarized below:

(in millions)	2002	2001

Year-end balance	$2,954	$2,905
Annual turnover	2.0x	1.8x

Notes:
Annual turnover figures are calculated by dividing annual sales (for customer receivables and land, buildings and equipment, net) or cost of goods sold (for inventories) by the average balance.
Days sales outstanding was calculated by dividing ending customer receivables, net by daily sales for the fourth quarter of both years presented, and days cost of sales in ending inventory was calculated by dividing ending inventory by daily cost of sales for the fourth quarter of both years presented.

Asset Turnover equals sales divided by average year-end assets. Asset turnover was .6x in 2002, .5x in 2001 and .6x in 2000.

Information Systems

We will continue to upgrade and consolidate our global information systems infrastructure in a phased approach through 2004. Areas of concentration include, finance, human resources, customer relationship management, production scheduling, procurement, maintenance, sales and distribution. We have engaged a consultant to help implement the components of the new ERP system. As of December 31, 2002, the majority of our European, Electronic Materials and Plastics Additives businesses were operational on the new ERP platform. We intend to convert the majority of both the North American region, including the corporate office and the Spring House research facility, and the Asia-Pacific region to the new ERP platform in 2003.

New Accounting Pronouncements

•	Goodwill and Other Intangible Assets

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with this statement, as of January 1, 2002, we ceased amortization of goodwill and intangible assets deemed to have indefinite lives, and reclassified certain intangible assets to goodwill. Under SFAS No. 142, goodwill and certain indefinite-lived intangible assets are no longer amortized but instead are reviewed for impairment at least annually and are written down only in periods in which it is determined that the fair value is less than the book value.

As a result of our impairment testing in connection with the adoption of this standard, a non-cash charge of $830 million ($773 million after-tax), was reflected in the 2002 results of operations. In addition, the annual impairment review required under SFAS No. 142 was completed with no additional impairments identified. The charge from adoption was reported as a Cumulative Effect of Accounting Change in the Consolidated Statement of Operations. Of the total impairment, $668 million pertained to goodwill and $162 million ($105 million after-tax) related to indefinite-lived intangible assets within the Salt segment. The after-tax charge is as follows: Coatings - $42 million; Electronic Materials - $281 million; Performance Chemicals - $230 million; and Salt - $220 million. The impairment charges are primarily the result of the economic downturn over the past two years affecting growth assumptions in certain key markets. In addition, customer consolidation in some areas has led to downward pressure on pricing and volume.

SFAS No. 142 requires the transitional impairment review for goodwill, as well as an annual impairment review, be performed on a reporting unit basis. When evaluating goodwill for impairment, SFAS No. 142 requires us to first compare a reporting unit’s book value of net assets, including goodwill, to its fair value. Fair value was estimated based upon discounted cash flow analyses. To the extent that the book value exceeded fair value, we were required to perform a second step to measure the amount of the impairment loss. In the second step, we determined “implied goodwill” by determining the fair value for the assets and liabilities of our reporting units. To the extent that a reporting unit’s book value of goodwill exceeded its implied fair value, impairment existed and was recognized.

Long-lived assets, other than investments, goodwill and indefinite-lived intangible assets are depreciated over their useful lives and are reviewed for impairment in accordance with SFAS No. 144. We evaluated our finite-lived intangible assets and determined there to be no change in circumstances that would indicate that the carrying value of any given asset may not be recoverable.

•	Asset Retirement Obligations

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement requires the fair value of liabilities associated with the retirement of long-lived assets to be recognized when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. This statement also requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. These asset retirement costs are included as part of the carrying asset and subsequently allocated to expense over the asset’s useful life similar to depreciation. SFAS No. 143 is effective for fiscal years beginning after December 15, 2002. We adopted this statement effective January 1, 2003 and will recognize expense for asset retirement obligation liabilities for assets already in place as of January 1, 2003. Based on our evaluation to date, the adoption of SFAS No. 143 is expected to result in a charge of approximately $.02 to $.04 per share, after-tax that will be reported as a Cumulative Effect of Accounting Change in the first quarter of 2003.

•	Impairment or Disposal of Long-Lived Assets

On January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement provided guidance for the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadened the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented.

•	Debt Extinguishment, Intangible Assets of Motor Carriers and Lease Accounting

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement amends SFAS No. 13, “Accounting for Leases,” and other existing authoritative pronouncements in order to make various technical corrections, clarify meanings, or describe their applicability under changed conditions and also limits the classification of debt extinguishments as extraordinary items. SFAS No. 145 is effective for years beginning after May 15, 2002. We will adopt the provisions of SFAS No. 145 during the first quarter of year 2003. For the year ended December 31, 2002, we recorded extraordinary losses on early extinguishment of debt of $8 million after-tax. These losses will be reclassified to continuing operations in 2003 after adopting SFAS No. 145, to maintain comparability for the reported periods.

•	Costs Associated with Exit or Disposal Activities

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance in Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. The new guidance will impact the timing of recognition and the initial measurement of the amount of liabilities that we recognize in connection with exit or disposal activities initiated after the effective date. We do not expect the adoption of this statement to have a material impact on our financial statements.

•	Guarantor’s Accounting

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure requirements about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. We do not expect the adoption of this statement to have a material impact on our financial statements.

•	Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based compensation. The statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the methods used on reported results. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with employee stock-based compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for interim periods beginning after December 15, 2002. We adopted the annual disclosure provisions as of December 31, 2002 and the interim disclosure provisions will be adopted during the first quarter of 2003. Effective January 1, 2003, we prospectively adopted the fair value method of recording stock-based compensation as defined in SFAS No. 123 for stock options awarded to employees after the date of adoption. We expect the impact of adoption to increase stock-based compensation expense in 2003 by approximately $.01 per share, after-tax. Under the prospective method, the initial year impact is roughly one-third (based on our vesting policy) of the estimated fair value of the 2003 grants. The annual impact of adopting this pronouncement will further increase expense in subsequent years until a full “run rate” of expense is achieved.

•	Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires a variable interest to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to entities created prior to January 31, 2002 in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Management is currently assessing the impact of the new standard on our financial statements.

Cautionary Statements

Any statements we make in our filings with the Securities and Exchange Commission or other communications (including press releases and analyst meetings and calls) that are not statements of historical fact are forward-looking statements. These statements include, without limitation, those relating to anticipated product plans, litigation and environmental matters, currency effects, profitability, and other commitments or goals. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These risks and uncertainties include, but are not limited to, the following:

•	Currencies and Economic Conditions

Approximately 44% of our revenues are derived from outside the United States, a significant portion of which are denominated in foreign currencies. Also, significant production facilities are located outside of the United States. Our financial results therefore can be affected by changes in foreign currency rates. We use certain financial instruments to mitigate these effects, but we do not hedge our foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on our earnings, cash flows and fair values of assets and liabilities. Accordingly, reported revenue, net income, cash flows and fair values have been and in the future may be affected by changes in foreign exchange rates. In addition, because of the extensive nature of our foreign business activities, financial results could be adversely affected by changes in worldwide economic conditions, changes in trade policies or tariffs, changes in interest rates, and political unrest.

•	Competition and Demand

Our products are sold in a competitive, global economy. Competitors include many large multinational chemical firms based in Europe, Asia and the United States. New competitive products or pricing policies of our competitors can materially affect demand for and pricing of our products. In addition, financial results are subject to fluctuations in demand, the seasonal activity of certain of our businesses and weather conditions, particularly for the Salt segment. We also manufacture and sell our products to customers in industries and countries that are experiencing periods of rapid change, most notably countries in Eastern Europe, Latin America and the Asia-Pacific region. These factors can affect demand for our products and therefore may have a significant impact on financial results.

•	Supply and Capacity

From time to time, certain raw materials we require become limited. It is likely this will occur again in the future. Should such limitations arise, disruptions of our supply chain may lead to higher prices and/or shortages. Also, we are subject to increases in raw material prices and, from time to time, experience significant capacity limitations in our manufacturing operations. These limitations, disruptions in supply, price increases and capacity constraints could adversely affect financial results.

•	Technology

We have invested significant resources in intellectual properties such as patents, trademarks, copyrights and trade secrets. Since we depend on these intellectual resources for our financial stability and future growth, we rely on the protection that these intellectual property rights provide. The development and successful implementation of new, competing technologies in the market place could significantly impact future financial results.

•	Joint Ventures, Acquisitions and Alliances

We have entered, and in the future may enter, into arrangements with other companies to expand product offerings and to enhance our own capabilities. We may continue to make strategic acquisitions and divestitures. The success of acquisitions of new technologies, companies and products, or arrangements with third parties, is not predictable and there can be no assurance that we will be successful in realizing our objectives, or that realization may not take longer than anticipated, or that there will not be unintended adverse consequences from these actions.

•	Environmental/Litigation

Risks and uncertainties related to environmental matters are discussed previously in this section under the caption Environmental.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices since we denominate our business transactions in a variety of foreign currencies, finance our operations through long- and short-term borrowings, and purchase raw materials at market prices. As a result, future earnings, cash flows and fair values of assets and liabilities are subject to uncertainty. Our operating and financing plans include actions to reduce this uncertainty including, but not limited to, the use of derivative instruments.

We have established policies governing our use of derivative instruments. We do not use derivative instruments for trading or speculative purposes, nor are we a party to any leveraged derivative instruments or any instruments of which the fair market values are not available from independent third parties. We manage counter-party risk by entering into derivative contracts only with major financial institutions of investment grade credit rating and by limiting amount of exposure to each financial institution. The terms of certain derivative instruments contain a credit clause where each party has a right to settle at market if the other party is downgraded below investment grade. As of December 31, 2002, the fair market value of all such contracts was an $85 million asset, all of which were held by investment grade financial institutions.

We enter into derivative contracts based on economic analysis of underlying exposures, anticipating that adverse impacts on future earnings, cash flows and fair values due to fluctuations in foreign currency exchange rates, interest rates and commodity prices will be offset by the proceeds from and changes in the fair value of the derivative instruments. Our exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings, cash flows and fair values.

Sensitivity analysis is used as a primary tool in evaluating the effects of changes in foreign currency exchange rates, interest rates and commodity prices on our business operations. The analyses assume simultaneous shifts in those rates and quantifies the impact of such shifts on our earnings, cash flows and fair values of assets and liabilities during a one-year period. The range of changes used for the purpose of this analysis reflects our view of changes that are reasonably possible over a one-year period. Fair values are the present value of projected future cash flows based on market rates and chosen prices.

Foreign Exchange Rate Risk

Short-term exposures to changing foreign exchange rates are primarily due to operating cash flows denominated in foreign currencies and transactions denominated in non-functional currencies. Known and anticipated external transactions and operating exposures are covered by using foreign exchange option, forward and swap contracts. Most significant foreign currency exposures are related to Western European countries (primarily Germany, France, Italy, Netherlands, the United Kingdom, Sweden and Switzerland), as well as Brazil, Mexico, Canada, Japan, Taiwan, China and Australia. We conduct a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in foreign currency exchange rates from their levels as of December 31, 2002, with all other variables held constant. A 10% appreciation or depreciation of the U.S. dollar against foreign currencies would increase or decrease by $60 million the fair value of foreign currency hedging contracts held at December 31, 2002. The sensitivity in fair value of the foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of December 31, 2002, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on earnings and cash flows in future periods.

Long-term exposures to foreign exchange rate risk are managed primarily through operational activities. Our products are manufactured in a number of locations around the world and have a cost base in a variety of European, Asian and Latin American currencies. Additionally, we finance operations outside of the United States in local currencies. Such a diverse base of local currency costs and financings serves to partially counterbalance the impact of changing foreign currency exchange rates on earnings, cash flows and fair values of assets and liabilities.

Interest Rate Risk

We are exposed to changes in interest rates primarily due to our financing, investing and cash management activities, which include long- and short-term debt to maintain liquidity and fund business operations. Our current strategic policy is to maintain from 20% to 40% of floating rate debt. A 60 basis point increase in interest rates would reduce the fair value of interest rate sensitive liabilities including short- and long-term debt by $116 million, net of derivative contracts outstanding as of December 31, 2002. A 60 basis point decrease in interest rates will increase the fair value by $128 million. However, such changes in fair values would not have a material impact on our earnings per share or cash flows as the majority of our debt portfolio at December 31, 2002 consisted of fixed rate instruments. A 60 basis point movement is equivalent to approximately 10% of our weighted average rate on our worldwide debt.

Commodity Price Risk

We purchase certain raw materials and energy sources such as natural gas, propylene, acetone, butanol and styrene under short- and long-term supply contracts. The purchase prices are generally determined based on prevailing market conditions. Changing raw material and energy prices have historically had material impacts on our earnings and cash flows in the past, and will likely continue to have significant impacts on earnings and cash flows in future periods. Commodity derivative instruments are used to reduce portions of commodity price risks. Assuming a 25% change in the underlying commodity price, the potential change in the fair value of commodity derivative contracts held at December 31, 2002 approximates $11 million, which would not be material when compared with our earnings and financial position.

Forward-Looking Statements

This market risk discussion and the estimated amounts presented are forward-looking statements that assume certain market conditions known at December 31, 2002. Actual results in the future may differ materially from these projected results due to changes in business climate, economic and competitive uncertainties, future acquisitions activities and any unforeseen developments in relevant financial markets, including Asia and Latin America. The methods used above to assess risk should not be considered projections of expected future events or results.

Item 8. Financial Statements and Supplementary Data

Quarterly Results of Operations (unaudited)
2002 Quarterly Results

(in millions)	1st Quarter(1)	2nd Quarter	3rd Quarter	4th Quarter	Year 2002

Net sales	$1,381	$1,457	$1,454	$1,435	$5,727
Gross profit	441	479	451	446	1,817
Provision for restructuring and asset impairments	(1)	17	–	161	177
Earnings (loss) from continuing operations before extraordinary item and cumulative effect of accounting change	84	93	77	(36)	218
Income from discontinued line of business, net of income taxes	–	–	–	–	–
Loss on disposal of discontinued line of business, net of income taxes	–	(3)	(4)	–	(7)
Net earnings (loss)	(694)	89	73	(38)	(570)
Basic earnings (loss) per share, in dollars (3):
From continuing operations (2)	$.38	$.42	$.35	$(.16)	$.99
Net earnings (loss)	(3.15)	.40	.33	(.17)	(2.58)
Diluted earnings (loss) per share, in dollars (3):
From continuing operations (2)	$.38	$.42	$.35	$(.16)	$.98
Net earnings (loss)	(3.13)	.40	.33	(.17)	(2.57)
Cash dividends per common share, in dollars	$.20	$.20	$.21	$.21	$.82

Quarterly Results of Operations (unaudited)
2001 Quarterly Results

(in millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year 2001

Net sales	$1,572	$1,408	$1,346	$1,340	$5,666
Gross profit	452	401	414	391	1,658
Provision for restructuring and asset impairments	–	330	–	(10)	320
Earnings (loss) from continuing operations before extraordinary item and cumulative effect of accounting change	48	(208)	53	37	(70)
Income from discontinued line of business, net of income taxes	17	23	–	–	40
Gain on disposal of discontinued line of business, net of income taxes	–	428	–	–	428
Net earnings	63	242	53	37	395
Basic and diluted earnings (loss) per share, in dollars (3):
From continuing operations (2)	$.22	$(.94)	$.24	$.17	$(.31)
Net earnings	.29	1.09	.24	.17	1.79
Cash dividends per common share, in dollars	$.20	$.20	$.20	$.20	$.80

(1)	Amounts differ from those disclosed in the quarterly report filed on Form 10-Q for the quarter ended March 31, 2002 due to the adoption of SFAS No. 142, which resulted in a cumulative effect of accounting change of $773 million after-tax and a loss per basic share of $3.50 and a loss per diluted share of $3.49.

(2)	Before extraordinary item and cumulative effect of accounting change.

(3)	Earnings (loss) per share for the year may not equal the sum of quarterly earnings (loss) per share due to changes in weighted average share calculations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No reports on Form 8-K were filed during 2002 or 2001 relating to any disagreements with accountants on accounting and financial disclosures.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information called for by Item 10 of this Form 10-K report for the fiscal year ended December 31, 2002 has been omitted, except for the information presented below, since we will file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14(a) under the Securities Exchange Act of 1934.

DIRECTORS

William J. Avery, formerly Chairman, Crown, Cork & Seal Company, Inc. 1990 to retirement in 2001; previously Chief Executive Officer, Crown, Cork & Seal Company, Inc. from 1989 until retirement in 2000. Mr. Avery, 62, has been a director since 1997. Other directorships include: Lincoln Financial Group; Fox Chase Cancer Center; Franklin Institute; The Kimmel Center for the Performing Arts; and The Philadelphia Historical Society. (Committees: 4 (chair), 6)

James R. Cantalupo, Chairman and Chief Executive Officer, McDonald’s Corporation, effective January 1, 2003; Vice Chairman, Emeritus and President, Emeritus, McDonald’s Corporation, 2002; Vice Chairman and President, McDonald’s Corporation, 1999-2001; Vice Chairman, Chairman and Chief Executive Officer, McDonald’s International, 1998-1999; President and Chief Executive Officer, McDonald’s International, 1992-1998. Mr. Cantalupo, 59, has been a director since 1999. Other directorships include: Sears, Roebuck and Company; Illinois Tool Works, Inc.; the Chicago Council on Foreign Relations; World Business Chicago; and International Federation of Multiple Sclerosis Societies. (Committees: 1 (chair), 5, 6). Due to his new responsibilities as Chairman and CEO of McDonald’s, Mr. Cantalupo has decided that he will not stand for re-election to the Board of Directors at the next annual meeting of stockholders, scheduled for May 5, 2003.

J. Michael Fitzpatrick, President and Chief Operating Officer, Rohm and Haas Company, 1999 to present; previously, Chief Technology Officer, Rohm and Haas Company, 1996 – 1998, Vice President, Rohm and Haas Company, 1993 – 1998. Dr. Fitzpatrick, 56, has been a director since 1999. Other directorships include: Carpenter Technology Corporation; McCormick & Company, Inc.; and the Green Chemistry Institute. (Committees: 2, 3, 5)

Earl G. Graves, Sr., Chairman and Chief Executive Officer, Earl G. Graves, Ltd., 1972 – present; Retired Chairman and Chief Executive Officer, Pepsi-Cola of Washington D.C., L.P.; Publisher and Editor, Black Enterprise Magazine, 1970 – present; Managing Director, Black Enterprise/Greenwich Street Corporate Growth Partners, L.P. Mr. Graves, 68, has been a director since 1984. Other directorships include: Aetna, Inc.; AMR Corporation and its subsidiary, American Airlines, Inc.; DaimlerChrysler AG; Federated Department Stores Inc.; and National Office of the Boy Scouts of America. (Committees: 2, 5 (Chair), 6)

Raj L. Gupta, Chairman and Chief Executive Officer, Rohm and Haas Company, 1999 to present; previously, Vice Chairman, Rohm and Haas Company, 1999; Vice President and Regional Director of the Asia-Pacific Region, Rohm and Haas Company, 1993 – 1998. Mr. Gupta, 57, has been a director since 1999. Other directorships include: Technitrol; Agere Systems; The Vanguard Group; and the American Chemistry Council. (Committees: 3 (chair))

David W. Haas, Chairman and Director, The William Penn Foundation, 1998 to present; previously, Vice Chairman, The William Penn Foundation, 1996 – 1998. Mr. Haas, 47, has been a director since 1999. He is a cousin of Thomas W. Haas. Other directorships include: Greater Philadelphia Cultural Alliance; and the Philadelphia Museum of Art (Committees: 2, 6)

Thomas W. Haas, Director and Corporate Officer, The William Penn Foundation; pilot and flight instructor, Mr. Haas, 47, has been a director since 1999. He is a cousin of David W. Haas. Mr. Haas is a director/trustee of the New Hampshire Charter Foundation. (Committees: 4, 6)

James A. Henderson, formerly Chairman, Chief Executive Officer and Director, Cummins Engine Company, Inc., 1995 until retirement in 1999. Mr. Henderson, 68, has been a director since 1989. Other directorships include: SBC Communications, Inc.; International Paper Company; Landmark Communications, Inc.; Ryerson Tull, Inc.; Nanophase Technologies Corporation; and Championship Auto Racing Teams (CART). (Committees: 4, 6)

Richard L. Keyser, Chairman of the Board and Chief Executive Officer, W.W. Grainger, Inc., 1997 to present. Mr. Keyser, 60, has been a director since 1999. Other directorships include: The Principal Financial Group; and Evanston Northwestern Healthcare. (Committees: 4, 6)

John H. McArthur, Senior Advisor to the President, World Bank Group, 1996 – present; Dean Emeritus, Harvard Business School, Harvard University, 1995 – present; previously, Dean, Harvard Business School, Harvard University, retired 1995. Mr. McArthur, 69, has been a director since 1977. Other directorships include: AES Corporation; BCE, Inc.; BCE Emergis; Bell Canada; Cabot Corporation; HCA Inc.; GlaxoSmithKline PLC; Koc Holdings, A.S.; and Telsat Canada. (Committees: 2, 6)

Jorge P. Montoya, President, Global Food & Beverage, The Procter and Gamble Company and President, Procter and Gamble Latin America, 1999 to present; previously, Executive Vice President and President for Latin America, Procter and Gamble Company, 1995 – 1999. Mr. Montoya, 56, has been a director since 1996. Other directorships include: Council of the Americas; and Haas School of Business, University of California at Berkeley. (Committees: 4, 6)

Sandra O. Moose, Senior Vice President and Director, The Boston Consulting Group, Inc., 1989 to present (Dr. Moose has been employed by The Boston Consulting Group, Inc. since 1968). Dr. Moose, 61, has been a director since 1981. Other directorships include: CDC Nvest Funds; and Verizon Communications. (Committees: 1, 3, 5, 6 (chair))

Gilbert S. Omenn, Professor of Internal Medicine, Human Genetics and Public Health, University of Michigan, 2002 to present; previously, Executive Vice President for Medical Affairs, University of Michigan, and Chief Executive Officer, The University of Michigan Health System, 1997 – 2002. Dr. Omenn, 61, has been a director since 1987. Dr. Omenn is also a director of Amgen, Inc. (Committees: 2 (chair), 6)

Ronaldo H. Schmitz, Advisor to Deutsche Bank AG, 2000 to present; formerly, member of the Executive Board, Deutsche Bank AG, 1991 until retirement in 2000. Dr. Schmitz, 64, has been a director since 1992. Other directorships include: GlaxoSmithKline PLC; Cabot Corporation; and the Legal and General Group PLC. (Committees: 1, 5, 6)

Marna C. Whittington, Chief Executive Officer and President, Nicholas-Applegate Capital Management, and Chief Operating Officer, Allianz Dresdner Asset Management, 2001 to present; formerly, Chief Operating Officer, Morgan Stanley Institutional Investment Management, 1996 until retirement in 2001. Dr. Whittington, 55, has been a director since 1989. Dr. Whittington also is a director of Federated Department Stores. (Committees: 1, 3, 5, 6)

Committees:

1.	Audit

2.	Committee on Sustainable Development (formerly, Corporate Responsibility and Environmental Safety and Health)

3.	Executive

4.	Executive Compensation

5.	Finance (effective in 2003, the Finance Committee will be combined with the Audit Committee)

6.	Nominating

EXECUTIVE OFFICERS

Our executive officers along with their present position, offices held and activities during the past five years are presented below. All officers normally are elected annually and serve at the pleasure of the Board of Directors. Our non-employee directors and their business experience during the past five years are listed in our Proxy Statement.

Alan E. Barton, 47, Vice-President, Business Unit Director, Coatings, 1999 to present; Worldwide Business Director, Polymers and Resins, 1997 – 1999; Business Manager, North America, and Worldwide Business Director, Industrial Coatings, 1996 to 1997.

Bradley J. Bell, 50, Senior Vice-President and Chief Financial Officer, 1999 to present; Vice-President, Chief Financial Officer and Treasurer, 1997 – 1998. Previously, Vice-President and Treasurer, Whirlpool Corporation, 1987 – 1997.

Pierre R. Brondeau, 45, Vice-President, Business Group Director, Electronic Materials, 1999 to present; President and Chief Executive Officer, Shipley Company, LLC, 1999 to present; President and Chief Operating Officer,

Shipley Company, LLC, 1998 - 1999; Vice-President, Operations and Technology, Shipley Company, LLC, 1997; Director, Research, Sales and Marketing, Shipley Company, LLC, 1995 - 1997.

J. Michael Fitzpatrick, 56, President, Chief Operating Officer and Director, 1999 to present; Vice-President, Chief Technology Officer, 1996 - 1998.

Joseph J. Forish, 50, Vice-President, Director of Human Resources, 1999 to present. Previously, Vice-President of Human Resources for a unit of Bristol-Myers Squibb Corporation, 1989 - 1999.

Raj L. Gupta, 57, Chairman, Chief Executive Officer and Director, 1999 to present; Vice Chairman, 1999; Vice-President and Regional Director, Asia-Pacific Region, 1993 - 1998.

Robert A. Lonergan, 57, Corporate Secretary, 2002 to present; Vice-President and General Counsel, 1999 to present. Previously, Senior Vice-President, General Counsel and Secretary, PegasusGold, Inc., 1995 - 1999.

Item 11. Executive Compensation

The information called for by Item 11 of this Form 10-K report for the fiscal year ended December 31, 2002, has been omitted since the Company will file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14(a) under the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The security ownership of certain beneficial owners and management is incorporated in this Form 10-K by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission.

Equity Compensation Plan Information

Securities authorized for issuance under equity compensation plans as of December 31, 2002:

			Number of securities
			remaining available for
	Number of securities to be	Weighted-average exercise	future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities
Plan category	warrants and rights	rights	reflected in column (a))
(in thousands)	(a)	(b)	(c)

Equity compensation plans approved by security holders	11,586	$34.19	7,414
Equity compensation plans not approved by security holders (1)	205	—	850

Total	11,791	$34.19	8,264

(1)	Includes shares available for issuance under: the 1997 Non-Employee Directors’ Stock Plan and the Rohm and Haas Company Non-Qualified Savings Plan. The material features of these plans are described in Note 24: Stock Compensation Plans of the accompanying Notes to Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions

We have no related party transactions as defined by Item 404 of Regulation S-K. Other information about certain relationships is incorporated in this Form 10-K by reference to the section entitled “Other Information and Business Relationships” of the definitive Proxy Statement to be filed with the Securities and Exchange Commission.

Item 14. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures for financial reporting to ensure that information required to be disclosed in our reports submitted under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These controls and procedures also ensure that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Within 90 days prior to the date of this report, our Chairman of the Board and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, together with management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 ( c ) and 15d- 14 ( c ) of the Exchange Act. Based on that evaluation, our Chairman of the Board and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

b) Changes in Internal Controls

There have been no significant changes in our internal controls since December 2002, the date of our last evaluation. As previously disclosed, we are in the process of implementing an Enterprise Resource Planning (ERP) system globally. The implementation is phased and planned to be complete in 2004. We are taking the necessary steps to monitor and maintain the appropriate internal controls during this period of change.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed as part of this report:

1.	Financial Statements

The financial statements as set forth under Item 8 of this report on Form 10-K are incorporated herein

2.	Financial Statement Schedule

The following supplementary financial information is filed in this Form 10-K :

Page

Financial Statement Schedule

II - Valuation and qualifying accounts for the years 2002, 2001 and 2000	S-1

     The schedules not included herein are omitted because they are not applicable or the required information is presented in the financial statements or related notes.

(b)	Reports on 8-K None

(c)	Exhibit listing

EXHIBIT
NUMBER	DESCRIPTION

3.01	Certificate of Incorporation of Rohm and Haas Company (incorporated by reference to Exhibit 3 to Rohm and Haas Company’s report on Form 10-K/A filed March 29, 2001 (the “2000 10-K/A”))

3.02	Bylaws of Rohm and Haas Company (incorporated by reference to Exhibit 3 to Rohm and Haas Company’s report on Form 10-Q filed May 5, 2002)

4.01	Description of Rohm and Haas Common Stock (incorporated by reference to Item 5 of Rohm and Haas Company’s report on Form 10-Q filed September 30, 1996)

4.02	Indenture, dated as of June 1, 1990, between Morton International, Inc. and Continental Bank, National Association, as Trustee (incorporated by reference to Exhibit 4(c) to Morton International, Inc.’s Registration Statement on Form S-1 filed May 9, 1990)

4.03	Indenture, dated as of May 1, 1992, between Rohm and Haas Company and Wachovia Bank, N.A., successor in interest to CoreStates Bank, N.A. (formerly, The Philadelphia National Bank), as Trustee (incorporated by reference to Exhibit 4 to Rohm and Haas Company’s report on Form 10-K filed March 29, 1993)

4.04	First Supplemental Indenture, dated as of April 28, 1997, among Morton International, Inc., New Morton International, Inc., and First Trust, National Association, as Trustee (incorporated by reference to Exhibit 10.01 to New Morton International, Inc.’s current report on Form 8-K dated May 2, 1997)

4.05	Indenture, dated as of July 1, 1999, between Rohm and Haas Company and Chase Manhattan Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Rohm and Haas Company’s Registration Statement on Form S-4 filed July 30, 1999)

4.06	Rights Agreement, dated as of October 26, 2000, between Rohm and Haas Company and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4 to Rohm and Haas Company’s Registration Statement on Form 8-A dated October 26, 2000)

4.07	Certificate of Designation of Series A Junior Participating Preferred Stock of Rohm and Haas Company dated October 31, 2000 (incorporated by reference to Exhibit 4 to the 2000 10-K/A)

10.01*	1997 Non-Employee Director’s Stock Plan (incorporated by reference to Exhibit 10.2 to Rohm and Haas Company’s report on Form 10-K filed March 21, 1997)

10.02*	Amended and Restated Rohm and Haas Stock Plan (incorporated by reference to Appendix C to Rohm and Haas Company’s Definitive Proxy Statement on Schedule 14A filed March 26, 2001)

10.03*	Form of Continuity Agreement, dated as of July 1, 2001, between Rohm and Haas Company and key executives (incorporated by reference to Exhibit 10 to Rohm and Haas Company’s report on Form 10-Q filed August 14, 2001)

10.04*	Rohm and Haas Company Non-Qualified Savings Plan, as Amended and Restated effective January 1, 2003

12.01	Statements regarding Computation of Ratios of Rohm and Haas Company

21.01	Subsidiaries of Rohm and Haas Company

23.01	Consent of PricewaterhouseCoopers LLP

99.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

SHAREHOLDER INFORMATION

Stock Exchange Listing
Rohm and Haas stock trades on the New York Stock Exchange under the trading symbol “ROH.”

Transfer Agent and Registrar
EquiServe L.P.
P.O. Box 43012
Providence, RI 02940-3012

Annual Meeting of Shareholders
Rohm and Haas Company’s Annual Meeting of Shareholders will be held on May 5, 2003 at The Chemical Heritage Foundation, 315 Chestnut Street, Philadelphia, PA 19106. Formal notice of the meeting, the proxy statement and form of proxy will be mailed to current shareholders on or about March 31, 2003.

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

/s/ Bradley J. Bell Bradley J. Bell Senior Vice President and Chief Financial Officer
March 17, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 17, 2003 by the following persons on behalf of the registrant and in the capacities indicated.

Signature and Title	Signature and Title

/s/ Raj L. Gupta	/s/ James A. Henderson

Raj L. Gupta Director, Chairman of the Board and Chief Executive Officer	James A. Henderson Director

/s/ Bradley J. Bell	/s/ Richard L. Keyser

Bradley J. Bell Senior Vice President and Chief Financial Officer	Richard L. Keyser Director

/s/ William J. Avery	/s/ John H. McArthur

William J. Avery Director	John H. McArthur Director

/s/ James R. Cantalupo	/s/ Jorge P. Montoya

James R. Cantalupo Director	Jorge P. Montoya Director

/s/ J. Michael Fitzpatrick	/s/ Sandra O. Moose

J. Michael Fitzpatrick Director	Sandra O. Moose Director

/s/ Earl G. Graves	/s/ Gilbert S. Omenn

Earl G. Graves Director	Gilbert S. Omenn Director

/s/ David W. Haas	/s/ Ronaldo H. Schmitz

David W. Haas Director	Ronaldo H. Schmitz Director

/s/ Thomas W. Haas	/s/ Marna C. Whittington

Thomas W. Haas Director	Marna C. Whittington Director

Section 302 Certification

I, Raj L. Gupta, Chairman and Chief Executive Officer certify that:

1. I have reviewed this annual report on Form 10-K of Rohm and Haas Company (“Rohm and Haas”);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Rohm and Haas as of, and for, the periods presented in this annual report;

4. Rohm and Haas’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Rohm and Haas and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to Rohm and Haas, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of Rohm and Haas’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Rohm and Haas’s other certifying officer and I have disclosed, based on our most recent evaluation, to Rohm and Haas’s auditors and the audit committee of Rohm and Haas’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect Rohm and Haas’s ability to record, process, summarize and report financial data and have identified for Rohm and Haas’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in Rohm and Haas’s internal controls; and

6. Rohm and Haas’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003	/s/ Raj L. Gupta
Raj L. Gupta Chairman and Chief Executive Officer

Section 302 Certification

I, Bradley J. Bell, Senior Vice President and Chief Financial Officer certify that:

1. I have reviewed this annual report on Form 10-K of Rohm and Haas Company (“Rohm and Haas”);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Rohm and Haas as of, and for, the periods presented in this annual report;

4. Rohm and Haas’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Rohm and Haas and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to Rohm and Haas, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of Rohm and Haas’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Rohm and Haas’s other certifying officer and I have disclosed, based on our most recent evaluation, to Rohm and Haas’s auditors and the audit committee of Rohm and Haas’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect Rohm and Haas’s ability to record, process, summarize and report financial data and have identified for Rohm and Haas’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in Rohm and Haas’s internal controls; and

6. Rohm and Haas’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003	/s/ Bradley J. Bell
Bradley J. Bell Senior Vice President and Chief Financial Officer

INDEX TO FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

Report on Financial Statements

The financial statements of Rohm and Haas Company and subsidiaries were prepared by the Company in accordance with generally accepted accounting principles. The financial statements necessarily include some amounts that are based on the best estimates and judgments of the Company. The financial information in this annual report on Form 10-K is consistent with that in the financial statements.

The Company maintains accounting systems and internal accounting controls designed to provide reasonable assurance that assets are safeguarded, transactions are executed in accordance with the Company’s authorization and transactions are properly recorded. The accounting systems and internal accounting controls are supported by written policies and procedures, by the selection and training of qualified personnel and by an internal audit program. In addition, the Company’s code of business conduct requires employees to discharge their responsibilities in conformity with the law and with a high standard of business conduct.

The Company’s financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants, as stated in their report below. Their audit was conducted in accordance with generally accepted auditing standards and included consideration of internal accounting controls to the extent necessary to determine the audit procedures required to support their opinion.

The audit committee of the board of directors, composed entirely of non-employee directors, recommends to the board of directors the selection of the Company’s independent accountants, approves their fees and considers the scope of their audits, audit results, the adequacy of the Company’s internal accounting control systems and compliance with the Company’s code of business conduct.
/s/ Raj L. Gupta
Raj L. Gupta
Chairman of the Board and Chief Executive Officer
/s/ Bradley J. Bell
Bradley J. Bell
Senior Vice President and Chief Financial Officer

Report of Independent Accountants

The Board of Directors and Shareholders of Rohm and Haas Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Rohm and Haas Company and its subsidiaries at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index under Item 15(a) 2. presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 10, 2003

Rohm and Haas Company and Subsidiaries
Consolidated Statements of Operations

For the years ended December 31,	2002	2001	2000

(in millions, except per share amounts)
Net sales	$5,727	$5,666	$6,349
Cost of goods sold	3,910	4,008	4,342

Gross profit	1,817	1,658	2,007
Selling and administrative expense	879	861	933
Research and development expense	260	230	224
Interest expense	132	182	241
Amortization of goodwill and other intangibles	69	156	159
Purchased in-process research and development	-	-	13
Provision for restructuring and asset impairments	177	320	13
Share of affiliate earnings, net	15	12	18
Other income, net	5	15	46

Earnings (loss) from continuing operations before income taxes, extraordinary item and cumulative effect of accounting change	320	(64)	488
Income taxes	102	6	192

Earnings (loss) from continuing operations before extraordinary item and cumulative effect of accounting change	$218	$(70)	$296

Discontinued operations:
Income from discontinued line of business, net of $25 and $35 of income taxes in 2001 and 2000, respectively	-	40	58
Gain (loss) on disposal of discontinued line of business, net of $3 and $251 of income taxes in 2002 and 2001, respectively	(7)	428	-

Earnings before extraordinary item and cumulative effect of accounting change	$211	$398	$354
Extraordinary loss on early extinguishment of debt, net of $5 and $1 of income taxes in 2002 and 2001, respectively	(8)	(1)	-
Cumulative effect of accounting change, net of $57 and $1 of income taxes in 2002 and 2001, respectively	(773)	(2)	-

Net earnings (loss)	$(570)	$395	$354

Basic earnings (loss) per share (in dollars):
From continuing operations	$0.99	$(0.31)	$1.34
From discontinued operations	(0.03)	2.12	0.27
Extraordinary loss on early extinguishment of debt	(0.04)	(0.01)	-
Cumulative effect of accounting change	(3.50)	(0.01)	-

Net earnings (loss) per share	$(2.58)	$1.79	$1.61

Diluted earnings (loss) per share (in dollars):
From continuing operations	$0.98	$(0.31)	$1.34
From discontinued operations	(0.03)	2.12	0.27
Extraordinary loss on early extinguishment of debt	(0.03)	(0.01)	-
Cumulative effect of accounting change	(3.49)	(0.01)	-

Net earnings (loss) per share	$(2.57)	$1.79	$1.61

Weighted average common shares outstanding - basic:	220.9	220.2	219.5
Weighted average common shares outstanding - diluted:	221.9	220.2	220.5

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Statements of Cash Flows

For the years ended December 31,	2002	2001	2000

(in millions of dollars)
Cash Flows from Operating Activities
Net earnings (loss)	$(570)	$395	$354
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Income from discontinued line of business, net of income taxes	-	(40)	(58)
(Gain) loss on disposal of discontinued line of business, net of income taxes	7	(428)	-
Provision for allowance for doubtful accounts	16	25	14
Provision for restructuring and asset impairments	177	320	13
Purchased in-process research and development	-	-	13
Depreciation	388	406	446
Amortization of goodwill and other intangibles	69	156	159
Cumulative effect of accounting change, net of income tax	773	2	-
Changes in assets and liabilities, net of acquisitions and divestitures:
Deferred income taxes	(33)	(87)	(37)
Accounts receivable	28	97	(183)
Inventories	(23)	141	(100)
Prepaid expenses and other assets	61	(29)	27
Accounts payable, accrued interest and other accrued liabilities	45	(249)	78
Federal, foreign and other income taxes payable	73	(38)	82
Other, net	(36)	(11)	(94)

Net cash provided by continuing operations	975	660	714
Net cash provided by discontinued operations	-	44	66

Net cash provided by operating activities	975	704	780

Cash Flows from Investing Activities
Acquisitions of businesses and affiliates, net of cash acquired	(149)	(144)	(390)
Proceeds from the disposal of discontinued line of business, net	23	834	-
Proceeds from the sale of businesses	-	5	433
Additions to land, buildings and equipment	(407)	(401)	(391)
Proceeds from/payments for hedge of net investments in foreign subsidiaries	(22)	18	21

Net cash provided (used) by investing activities	(555)	312	(327)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	156	-	447
Repayments of long-term debt	(152)	(159)	(204)
Net change in short-term borrowings	(34)	(675)	(483)
Purchases of treasury shares	(1)	(1)	(1)
Payment of dividends	(181)	(176)	(171)
Other, net	(5)	(5)	(6)

Net cash used by financing activities	(217)	(1,016)	(418)

Net increase in cash and cash equivalents	203	-	35
Cash and cash equivalents at the beginning of the year	92	92	57

Cash and cash equivalents at the end of the year	$295	$92	$92

Supplemental Cash Flow Information
Cash paid during the year for:
Interest, net of amounts capitalized	$139	$199	$244
Income taxes, net of refunds received	135	239	247

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Balance Sheets

December 31,	2002	2001
(in millions, except share data)

Assets
Cash and cash equivalents	$295	$92
Receivables, net	1,184	1,220
Inventories	765	712
Prepaid expenses and other current assets	299	397

Total current assets	2,543	2,421
Land, buildings and equipment, net of accumulated depreciation	2,954	2,905
Investments in and advances to affiliates	170	152
Goodwill, net of accumulated amortization	1,617	2,159
Other intangible assets, net of accumulated amortization	1,861	2,257
Other assets	561	484

Total Assets	$9,706	$10,378

Liabilities and Stockholders’ Equity
Liabilities
Short-term obligations	$180	$178
Trade and other payables	481	520
Accrued liabilities	682	560
Federal, foreign and other income taxes payable	278	340

Total current liabilities	1,621	1,598
Long-term debt	2,872	2,748
Employee benefits	650	613
Deferred income taxes	1,186	1,278
Other liabilities	247	282

Total Liabilities	6,576	6,519

Minority interest	11	18

Commitments and contingencies (Note 26)
Stockholders’ Equity
$2.75 cumulative convertible preferred stock; authorized- 2,846,061 shares;
issued- no shares	–	–
Common stock; par value- $2.50; authorized- 400,000,000 shares;
issued- 242,078,367 shares	605	605
Additional paid-in capital	1,971	1,961
Retained earnings	994	1,742

	3,570	4,308
Less: Treasury stock at cost (2002- 20,946,818 shares;
2001- 21,651,545 shares)	200	208
Less: ESOP shares (2002- 11,100,462; 2001- 11,631,000)	107	113
Accumulated other comprehensive loss	(144)	(146)

Total Stockholders’ Equity	3,119	3,841

Total Liabilities and Stockholders’ Equity	$9,706	$10,378

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2002, 2001 and 2000
(in millions, except per share amounts)

						Accumulated
		Additional				Other	Total	Total
	Common	Paid-in	Retained	Treasury		Comprehensive	Stockholders’	Comprehensive
	Stock	Capital	Earnings	Stock	ESOP	Income (Loss)	Equity	Income (Loss)

2000
Balance January 1, 2000	$605	$1,942	$1,331	$224	$125	$(54)	$3,475
Net earnings			354					$354
Cumulative translation adjustment						(37)		(37)
Minimum pension liability						(2)		(2)

Total comprehensive income								$315

Common dividends ($.78 per share)			(171)
Tax benefit on ESOP			4
Common stock issued:
Under bonus plan		14		(10)
From ESOP					(6)

Balance December 31, 2000	$605	$1,956	$1,518	$214	$119	$(93)	$3,653

2001
Net earnings			395					$395
Transition adjustment as of January 1, 2001 (*)						6		6
Current period changes in fair value (*)						27		27
Reclassification to earnings, net (*)						(5)		(5)
Cumulative translation adjustment						(75)		(75)
Minimum pension liability						(6)		(6)

Total comprehensive income								$342

Common dividends ($.80 per share)			(176)
Tax benefit on ESOP			5
Common stock issued:
Under bonus plan		5		(6)
From ESOP					(6)

Balance December 31, 2001	$605	$1,961	$1,742	$208	$113	$(146)	$3,841

2002
Net loss			(570)					$(570)
Current period changes in fair value (*)						(81)		(81)
Reclassification to earnings, net (*)						(6)		(6)
Cumulative translation adjustment						139		139
Minimum pension liability						(50)		(50)

Total comprehensive loss								$(568)

Common dividends ($.82 per share)			(181)
Tax benefit on ESOP			3
Common stock issued:
Under bonus plan		10		(8)
From ESOP					(6)

Balance December 31, 2002	$605	$1,971	$994	$200	$107	$(144)	$3,119

See Notes to Consolidated Financial Statements

* See Note 7 in the Notes to Consolidated Financial Statements for changes within Accumulated Other Comprehensive Income (Loss), due to the use of derivative and non-derivative instruments qualifying as hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization and Summary of Significant Accounting Policies

Organization

 Rohm and Haas Company and its subsidiaries (the Company), is a global specialty materials company that brings technology and innovation to the market that enhances the performance of end-use consumer products made by our customers. Our products are sold for use in the personal care, grocery, home and construction markets and the electronics industry. We operate in over 25 foreign countries.

Use of Estimates

 Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). In accordance with GAAP, we are required to make estimates and assumptions that affect the reported amounts of revenues and expenses, assets and liabilities and the disclosure of contingent assets and liabilities as of the financial statement dates. Actual results may differ from these estimates if different assumptions are made or if different conditions exist.

Reclassifications

 Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

Principles of Consolidation

 The consolidated financial statements include all significant wholly-owned subsidiaries of our company. Our investments in companies in which we have the ability to exercise significant influence over operating and financial policies (generally 20-50% owned) are accounted for by the equity method. Accordingly, our share of the net earnings (losses) of these companies is included in our consolidated net earnings. Our investments in other companies (generally less than 20%) are carried at cost or fair value, as appropriate. All significant intercompany accounts, transactions and unrealized profits and losses on transactions within the consolidated group are eliminated in consolidation from our financial results, as appropriate.

Unconsolidated Entities

 We have no controlling ownership in significant entities that are not consolidated. There are no significant contractual requirements to fund losses of unconsolidated entities.

Foreign Currency Translation

 Foreign currency accounts are translated into U.S. dollars under the provisions of Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation.” Through December 31, 2000, the U.S. dollar was the functional currency for approximately half of our international operations. Following our Morton and LeaRonal acquisitions in 1999, we completed a legal entity restructuring and business integration of foreign operations, primarily in Europe. Based on these significant operational changes, we determined that the functional currency of most of our foreign entities was the respective local currency. Consequently, we changed the functional currency for those international operations affected by the restructuring and business integration. Based on exchange rates as of January 1, 2001, a one-time write-down of fixed assets and inventories of approximately $50 million was recorded with a corresponding charge to other comprehensive income included in currency translation adjustment.

Foreign subsidiaries using their local currency as the functional currency translate their assets and liabilities into U.S. dollars using year-end exchange rates. Revenue and expense accounts are translated using the average exchange rates for the reporting period. Translation adjustments are recorded in accumulated other comprehensive income or loss, a separate component of shareholders’ equity.

Several foreign subsidiaries, primarily those in hyper-inflationary emerging market economies, continue to use the U.S. dollar as their functional currency.

In accordance with the accounting standards, foreign entities that continue to use the U.S. dollar as the functional currency translate (1) land, buildings and equipment along with related accumulated depreciation, inventories, goodwill and intangibles along with related accumulated amortization and minority interest at historical rates of exchange; (2) all other assets and liabilities using exchange rates at the end of period; and (3) revenues, cost of goods sold and operating expenses other than depreciation and amortization of intangibles using the average rates of exchange for the reporting period. Foreign exchange adjustments, including recognition of open foreign exchange contracts, are charged or credited to income.

Revenue Recognition

 We recognize revenue when the earnings process is complete. This generally occurs when products are shipped to the customer in accordance with the terms of the agreement, title and risk of loss have been transferred, collectibility is probable and pricing is fixed and determinable. Revenues from product sales, net of applicable allowances, are recognized upon transfer of product and title to the customer. The exception to this practice is shipments under supplier-owned and managed inventory (SOMI) arrangements. Revenue is recognized under SOMI arrangements when usage of finished goods is reported by the customer, generally on a weekly or monthly basis. Payments received from SOMI customers in advance of revenue recognition are recorded as deferred revenue.

At the time of sale, accruals are made for sales returns and other allowances based on our experience. We account for sales incentives as a reduction to revenue at the time revenue is recorded.

Amounts billed for shipping and handling fees are classified as net sales in the Consolidated Statements of Operations. Costs incurred for shipping and handling are classified as cost of goods sold.

Earnings (Loss) Per Share

 Basic earnings (loss) per share is calculated by dividing net earnings by the weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options. There is no dilutive effect of stock options if we report a loss from continuing operations.

Cash and Cash Equivalents

 Cash and cash equivalents include cash, time deposits and readily marketable securities with original maturities of three months or less.

Inventories

 Inventories are stated at the lower of cost or market. Cost of domestic inventory is determined under the last-in, first-out method.

Land, Buildings and Equipment and Related Depreciation

 Land, buildings and equipment are carried at cost. Assets are depreciated over their estimated useful lives on the straight-line and accelerated methods. Maintenance and repairs are charged to earnings; replacements and betterments are capitalized. The cost and related accumulated depreciation of our assets are removed from the accounts when they are either retired or disposed. All gains or losses from the sale or disposition of these assets are reflected in our earnings.

Capitalized Software

 We capitalize certain costs, such as software coding, installation and testing, that are incurred to purchase or create and implement internal use computer software in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The majority of our capitalized software relates to the implementation of our enterprise resource planning (ERP) system.

Goodwill and Indefinite-Lived Intangible Assets

 Prior to January 1, 2002, goodwill was amortized on the straight-line basis over periods not greater than 40 years. Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with this statement, as of January 1, 2002, we ceased amortization of goodwill and indefinite-lived intangibles and reclassified certain intangible assets to goodwill. Under SFAS No. 142, goodwill and certain indefinite-lived intangible assets are reviewed for impairment at least annually and are written down only in periods in which it is determined that the fair value is less than the book value.

As a result of our impairment testing in connection with the adoption of SFAS No. 142, a non-cash charge of $830 million ($773 million after-tax) was reflected in 2002. The annual impairment review, required by

SFAS No. 142, was completed as of May 31, 2002 with no additional impairments identified. The charge from adoption was reported as a Cumulative Effect of Accounting Change in the Consolidated Statement of Operations. Of the impairment, $668 million pertained to goodwill and $162 million ($105 million after-tax) related to indefinite-lived intangible assets within the Salt segment. The after-tax charge was as follows: Coatings - $42 million; Electronic Materials - $281 million; Performance Chemicals - $230 million; and Salt - $220 million. The impairment charges were primarily the result of the economic downturn over the past two years affecting growth assumptions in certain key markets. In addition, customer consolidation in some areas has led to downward pressure on pricing and volume.

Impairment of Long-Lived Assets

 Our long-lived assets include land, buildings, equipment, long-term investments, goodwill, indefinite-lived intangible assets and other intangible assets. Long-lived assets, other than investments, goodwill and indefinite-lived intangible assets, are depreciated over their estimated useful lives, and are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever changes in circumstances indicate the carrying value may not be recoverable. Such circumstances would include items, such as, a significant decrease in the market price of a long-lived asset, a significant adverse change in the manner the asset is being used or in its physical condition or a history of operating or cash flow losses associated with the use of the asset. When such events or changes occur, we estimate the future cash flows expected to result from the use and, if applicable, the eventual disposition of the assets. The key variables that we must estimate include assumptions regarding future sales volume, prices and other economic factors. Significant management judgment is involved in estimating these variables, and they include inherent uncertainties since they are frequently forecasting future events. The assumptions used are consistent with our internal planning, however, different assumptions would result in different estimates. Therefore, we periodically evaluate and update the estimates based on the conditions that influence these variables. If such assets are considered impaired, they are written down to fair value as appropriate.

The fair values of our long-term investments are dependant on the performance of the entities in which we invest, as well as volatility inherent in their external markets. In assessing potential impairment for these investments, we will consider these factors as well as the forecasted financial performance of the investment entities. If these forecasts are not met, we may have to record additional impairment charges not previously recognized.

Research and Development

 We expense all research and development costs as incurred.

Litigation and Environmental Contingencies and Reserves

 We are involved in litigation in the ordinary course of business including personal injury, property damage and environmental litigation. Additionally, we are involved in environmental remediation and spend significant amounts for both company-owned and third party locations. We are required to assess these matters to determine if a liability exists. If we believe that a liability is probable and if the loss can be reasonably estimated, we will record a liability. These estimates involve judgments we make after considering a broad range of information, including the claims, demands, settlement offers received from a governmental authority or private party, estimates performed by independent third parties, identification of other responsible parties and an assessment of their ability to contribute and our prior experience. If we believe that no best estimate exists, we accrue the minimum in a range of possible losses as we are required to do under GAAP. We review these judgments on a quarterly basis and revise our accruals and disclosures as new facts become available. The accruals we record are estimates and may differ materially from the ultimate outcome if our judgment and estimates turn out to be inaccurate.

Income Taxes

 We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future consequences of temporary differences between the financial statement carrying value of assets and liabilities and their values as measured by tax laws. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

Stock-Based Compensation

 We apply the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for stock compensation plans. Under this method, no compensation expense is recognized for fixed stock option plans since the exercise price is equal to the fair market value on the date of grant. We adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” which requires certain financial statement disclosures, including pro forma operating results as if we prepared our consolidated financial statements in accordance with the fair value based method of accounting for stock-based compensation. We use the Black-Scholes option pricing model to estimate the fair value of stock option grants. Pro forma results include stock-based compensation expense for options granted. Historically, we presented these pro forma results by immediately expensing the value of the current year grant. In preparation of the adoption of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” prior year presentations have been revised to expense the fair value of the options over their three-year vesting period. Effective January 1, 2003, we prospectively adopted the fair value method of recording stock-based compensation as defined in SFAS No. 123, in accordance with SFAS No. 148. All future employee stock option grants and other stock-based compensation will be expensed over their respective vesting periods. We expect the impact of adoption to increase stock-based compensation expense by approximately $.01 per share for new awards granted to employees after January 1, 2003. We also anticipate stock-based compensation expense to increase by approximately $.02 per share for restricted stock grants in 2003.

The following table illustrates the effect on net earnings (loss) and net earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

(in millions, except per share amounts)	2002	2001	2000

Net earnings (loss), as reported	$(570)	$395	$354
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(21)	(8)	(5)

Pro forma net earnings (loss)	$(591)	$387	$349

Net earnings (loss) per share:
Basic, as reported	$(2.58)	$1.79	$1.61

Basic, pro forma	$(2.68)	$1.76	$1.59

Diluted, as reported	$(2.57)	$1.79	$1.61

Diluted, pro forma	$(2.66)	$1.76	$1.58

Accounting for Derivative Instruments and Hedging Activities

 We use derivative and non-derivative instruments to manage market risk arising out of changes in interest rates, foreign exchange rates and commodity prices. These instruments are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138, which we adopted January 1, 2001. Additionally, in July 2001, we adopted the DIG Issue G20, “Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge,” which permits an entity to assess hedge effectiveness based on the total changes in an option’s cash flows, that is, the hedging instrument’s entire change in fair value, not just the changes in intrinsic value.

The accounting standards require that all derivative instruments be reported on the balance sheet at their fair values. For derivative instruments designated as fair value hedges, changes in the fair value of the derivative instruments generally offset the changes in fair value of the hedged items in the Consolidated Statements of Operations. For derivative instruments designated as cash flow hedges to reduce the variability of future cash flows related to forecasted transactions, the effective portions of hedges are recorded in Accumulated Other Comprehensive Income (Loss) until the hedged items are realized and recorded in earnings. Any ineffective portions of all hedges are recognized in current period earnings.

Changes in value of derivative or non-derivative instruments, which are designated as and meet all of the criteria for hedges of net investments, are recorded in Accumulated Other Comprehensive Income (Loss) based on changes measured on a spot-to-spot basis of exchange rates. Ineffective portions of net investment hedges are charged to earnings.

Changes in the fair values are immediately recorded in current period earnings if derivative instruments were not designated as hedges or fail to meet the criteria as effective hedges under SFAS No. 133, as amended.

Cash flows resulting from our hedging activities are reported under operating activities in our Consolidated Statements of Cash Flows, except for cash flows from derivative hedges of net investments in foreign subsidiaries, which are reported separately under investing activities.

Note 2: Acquisitions and Dispositions of Assets

We completed the following significant acquisitions in 2002:

In September 2002, we acquired certain assets and liabilities of Ferro Corporation’s European Powder Coatings business for approximately $60 million. Ferro Corporation’s Powder Coatings business produces materials used mostly by manufacturers of metal products to finish materials like window frames and automotive wheels. We have not yet finalized the purchase price allocation for this acquisition.

In September 2002, we increased our ownership in Rodel at an additional cost of $22 million, retaining a 99% ownership. The additional cost was recorded as goodwill. Rodel is a leader in precision polishing technology serving the semiconductor, memory disk and glass polishing industries.

In December 2002, we acquired the global plastics additives business of our joint venture partner, Kureha Chemical for approximately $57 million. Included in the acquisition is the commercial operations throughout the Asia-Pacific region and other areas along with the manufacturing facilities and laboratories in Singapore, as well as technical service laboratories in Beijing. Additionally, we gained full control of manufacturing sites in Singapore and Grangemouth, Scotland, which were sites previously part of the joint venture. The acquisition effectively terminates our joint ventures with Kureha Chemical. We have not yet finalized the purchase price allocation for this acquisition.

We completed the following significant acquisitions and divestitures in 2001:

In 2001, we increased our ownership in Rodel from 90% to 99% at an additional cost of approximately $80 million. In the second quarter of 2000, we increased our ownership from 48% to approximately 90% at a cost of approximately $200 million. The financial statements reflect allocations of the purchase price amounts based on estimated fair values, and resulted in acquired goodwill of $110 million, which, until the adoption of SFAS No. 142, was amortized on a straight-line basis over 30 years. Prior to March 31, 2000 the investment had been accounted for under the equity method with our share of earnings reported as equity in affiliates. Since the second quarter of 2000, the results of Rodel’s operations were fully consolidated.

On June 1, 2001, we completed the sale of our Agricultural Chemicals business (Ag) to DAS, a wholly-owned subsidiary of the Dow Chemical Company, for approximately $1 billion, subject to a purchase price adjustment. We recorded a gain on the sale in the amount of $679 million pre-tax ($428 million or $1.94 per share, after-tax) in 2001. During 2002, we reduced this gain by approximately $7 million after-tax due to additional working capital adjustments. In February 2003, all remaining working capital disputes with DAS were resolved through a binding arbitration. No additional adjustment to the gain is expected. Under the terms of the agreement, the divestiture included fungicides, insecticides, herbicides, trademarks, and license to all agricultural uses of the Rohm and Haas biotechnology assets, as well as the agricultural business-related manufacturing sites located in Brazil, Colombia, France and Italy, our share of the Nantong, China joint venture and our assets in Muscatine, Iowa. We recorded the sale of Ag as discontinued operations in accordance with APB Opinion No. 30 “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”

The operating results of Ag have been reported separately as discontinued operations in the Consolidated Statements of Operations for each year presented.

Net sales and income from discontinued operations are as follows:

(in millions)	2001	2000

Net sales	$230	$530
Operating income	65	93
Income tax expense	25	35
Income from discontinued operations	40	58

We completed the following acquisition and joint venture activities in 2000:

In the first quarter of 2000, we entered into a joint venture with Stockhausen GmbH & Co. KG (Stockhausen) of Germany to form a global partnership (StoHaas) for the manufacture of reliable, low cost supply of acrylic acid in North America and Europe. Under the terms of the joint venture both partners purchase acrylic acid from StoHaas for use as raw materials. Since StoHaas is not controlled by us its operations are not consolidated, instead, our investment in StoHaas is accounted and reported as an investment under the equity method. The earnings impact in 2002 and 2001 was minimal. We expect minimal earnings impact from operations of the joint venture in future years as well. In conjunction with the joint venture, we acquired Stockhausen’s merchant monomer business in Europe.

In the first quarter of 2000, we acquired 95% of Acima A.G. (Acima), a Swiss company specializing in biocidal formulations, polyurethane catalysts and other specialty chemicals and also acquired an 80% interest in Silicon Valley Chemical Laboratories, Inc. (SVC), a privately-held supplier of high technology products for the semiconductor industry. These transactions were accounted for using the purchase method.

In the second quarter of 2000, we acquired the photoresist business of Mitsubishi Chemical Corporation. Mitsubishi Chemical is a leading producer of G-line, I-line and deep UV photoresist chemistry used to make semiconductor chips. The transaction was accounted for using the purchase method.

We completed the following divestitures in 2000:

In the first quarter of 2000, we sold our Industrial Coatings business to BASF Corporation for approximately $169 million, net of working capital adjustments.

In the third quarter of 2000, we sold our Thermoplastic Polyurethane business to Huntsman Corporation for approximately $117 million, net of working capital adjustments.

In the fourth quarter of 2000, we sold our European Salt business, Salins-Europe, to a consortium, which includes management, led by Union d’Etudes et d’Investissements SA, a wholly-owned subsidiary of Credit Agricole, for approximately $270 million.

These three businesses were acquired by us in June 1999 as part of the acquisition of Morton and were recorded at fair value. Accordingly, no gain or loss was recorded on these transactions.

In the fourth quarter of 2000, we sold our 50% interest in TosoHaas to its joint venture partner, Tosoh Corporation.

Note 3: Investments

We maintain equity investments in companies having operations or technology in areas within our strategic focus. We apply the equity method of accounting for investments in which we own 20% to 50% and have the ability to exert significant influence over the operating and financial policies of the investee. Investments in which we own less than 20%, or in which significant influence cannot be exerted, are accounted for under the cost method. At December 31, 2002 and 2001, our investments in affiliates totaled $133 million and $109 million, respectively.

Our proportionate share of earnings or losses from investments accounted for under the equity method and any gain or loss on disposal is recorded in share of affiliate earnings, net in the Consolidated Statements of Operations. Investments are subject to a periodic impairment review, which includes the assessment of the investee’s financial condition, the existence of subsequent rounds of financing and the impact of any relevant contractual preferences, as well as the investee’s historical results of operations, projected results and cash flows.

Note 4: Purchased In-process Research and Development (IPR&D)

In acquisitions accounted for by the purchase method, IPR&D represents the value assigned to research and development projects of an acquired company where technological feasibility had not yet been established at the date of the acquisition, and which, if unsuccessful, have no alternative future use. Amounts assigned to IPR&D are charged to expense at the date of acquisition. Accordingly, we charged $13 million to expense in 2000 related to the Rodel acquisition. This IPR&D charge resulted from the allocation of the purchase price in the Rodel acquisition to projects under development related to chemical mechanical planarization (CMP) and surface preparation (SP) technologies which were commercialized in 2002.

Note 5: Provision for Restructuring and Asset Impairments

2002

 In 2002, we recognized $177 million for restructuring and asset impairments. This charge is comprised of $191 million for the impairment of certain long-lived assets and costs associated with workforce reductions initiated in 2002. Offsetting this charge was $14 million of income resulting from pension settlement gains associated with individuals terminated from our pension plans and changes to estimates, both of which were in connection with our 2001 repositioning.

Of the total 2002 charges, $158 million was non-cash in nature and comprised of asset impairments recorded to reduce the carrying value of certain identified assets to their fair values, which were calculated using cash flow analyses. The assumptions used in the calculations were consistent with our internal planning process. The largest, single asset write-down was $121 million, recorded to write-down certain long-lived intangible and fixed assets of the Printed Wiring Board business in the Electronic Materials segment in accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The remaining $37 million of non-cash charges, recorded during 2002, related largely to the closure of two European plants and other building and equipment impairments.

In a continued effort to streamline operational efficiencies, approximately $20 million of expense was recognized for costs associated with a general reduction in force of over 200 positions throughout various functions of our organization. In most cases, separated employees were offered early termination benefits. The charge is based on actual amounts paid to employees as well as amounts expected to be paid upon termination. The anticipated annual costs savings from these efforts is approximately $25 million, primarily in compensation expense.

A summary of the 2002 repositioning reserves is summarized in the table below, and are included in Accrued Liabilities as of December 31, 2002 in the Consolidated Balance Sheet:

2002 Repositioning Summary

				Balance
		Changes		December 31,
(in millions)	Expense	to estimates	Payments	2002

Severance and employee benefit costs	$31	$–	$(2)	$29
Contract and lease termination and other costs	$2	–	$(1)	$1

Total	$33	$–	$(3)	$30

2001

 In 2001, we launched a repositioning initiative to enable several of our businesses to respond to structural changes in the global marketplace. In connection with these repositioning initiatives, we recognized a $330 million restructuring and asset impairment charge in the second quarter of 2001. Offsetting the charge of $330 million recorded in June 2001, was a pre-tax gain of $18 million from the recognition of settlement gains recorded for employees terminated from our pension plans in connection with restructuring activities and changes in estimates to restructuring liabilities established for the 2001 initiatives. Therefore, in total, we incurred charges of $312 million for our 2001 repositioning. The largest component of the 2001 repositioning charge related to the full and partial closure of certain manufacturing and research facilities across all business groups and included exit costs related to the liquid polysulfide sealants business in Adhesives and Sealants and part of the dyes business in Performance Chemicals. Approximately 75% of the asset write-downs were in the North American region.

As of December 31, 2002, all of the efforts have been materially completed, with related demolition and dismantlement activity to be completed by the second quarter of 2003.

By December 31, 2002, the majority of the plant closures identified in June 2001 were completed. As such, actual costs were compared to original estimates and excess reserves were reversed as actual expenses were finalized. In some cases employees affected by the workforce reductions were able to fill positions left vacant through natural attrition.

The remaining restructuring reserves of $4 million for the June 2001 charge are included in Accrued Liabilities as of December 31, 2002 in the Consolidated Balance Sheet. All remaining activities will be complete by December 31, 2003.

2001 Repositioning Summary

	Balance			Balance			Balance
	June 30,	Changes		December 31,	Changes		December 31,
(in millions)	2001	to estimates	Payments	2001	to estimates	Payments	2002

Severance and employee benefit costs	$71	$1	$(35)	$37	$(8)	$(26)	$3
Contract and lease terminations and other costs	$11	$–	$(5)	$6	$2	$(7)	$1

Total	$82	$1	$(40)	$43	$(6)	$(33)	$4

As we completed each of the 112 initiatives, actual dollars spent for severance, contract and lease termination and other costs were compared to the corresponding liability established for each initiative in 2001. Any resulting adjustment was recorded to Provision for Restructuring and Asset Impairments in the

Consolidated Statements of Operations and the restructuring liability in the Consolidated Balance Sheets was adjusted accordingly. In 2002, $14 million of income was recognized relating to 2001 initiatives. Of the total, $5 million was the reversal of original estimates, primarily for severance and $9 million was recorded for the recognition of pension settlement gains, net, recorded for employees terminated from our pension plans in connection with restructuring activities. It is our policy to recognize the settlement gains or losses at the time an employee’s pension liability is settled.

The 2001 restructuring charge included severance benefits for 1,860 employees. Employees receiving severance benefits include those affected by plant closings or capacity reductions, as well as various personnel in corporate, administrative and shared service functions. In 2002, we made revisions to the total number of positions to be affected by the original initiatives; the total number of positions was reduced by 300 due to subsequent changes in estimates. As previously mentioned, in some cases employees affected by the workforce reductions were able to fill positions left vacant through natural attrition throughout various functions.

The number of employees and sites affected by the 2001 repositioning efforts are as follows:

	Affected	Positions		Remaining to
	positions	eliminated	Adjustments	be eliminated

Number of employees	1,860	1,518	(300)	42

		Sites closed at		Sites
		December 31,		remaining to
	Sites affected	2002	Adjustments	be closed

Full shutdowns	9	8	(1)	–
Partial shutdowns	9	9	–	–

Note 6: Other Income, Net

We recorded other income, net of $5 million, $15 million and $46 million during 2002, 2001 and 2000. The major categories of our other income, net are summarized in the following table:

(in millions)	2002	2001	2000

Royalty income, net	$15	$13	$15
Foreign exchange gains, net	3	10	26
Interest income	6	8	7
Other, net	(19)	(16)	(2)

Total	$5	$15	$46

Note 7: Financial Instruments

We utilize derivative and non-derivative instruments to manage market risk arising out of changes in foreign exchange rates, interest rates and commodity prices, which could have a material impact on our earnings, cash flows and fair values of assets and liabilities. We have established policies governing use of derivative and non-derivative hedging instruments. We do not use derivative instruments for trading or speculative purposes, nor are we a party to any leveraged derivative instruments or any instruments of which the values are not available from independent third parties. We manage counter-party risk by entering into derivative contracts only with major financial institutions of investment grade credit rating and by limiting the amount of exposure to each financial institution.

With the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, as of January 1, 2001, we recorded a $6 million after-tax cumulative income effect to Accumulated Other Comprehensive Income (Loss) and a charge to Net Earnings of $2 million, to recognize at fair value all derivative instruments.

Period changes, net of applicable income taxes, within Accumulated Other Comprehensive Income (Loss), due to the use of derivative and non-derivative instruments qualifying as hedges, are reconciled as follows:

(in millions)	2002	2001

Accumulated derivatives gain at January 1	$37	$9
Transition adjustment as of January 1	–	6
Current period changes in fair value	(81)	27
Reclassification to earnings, net	(6)	(5)

Accumulated derivatives (loss) / gain at December 31	$(50)	$37

Currency Hedges

 We enter into foreign exchange option and forward contracts to reduce the variability in the functional-currency-equivalent cash flows associated with foreign currency denominated forecasted transactions. These foreign exchange hedging contracts are designated as cash flow hedges to cover portions of our exposure over the next twelve-month period. The table below summarizes by currency the notional value of foreign currency cash flow hedging contracts in U.S. dollars:

(in millions)	2002	2001

Euro	$146	$132
Japanese yen	21	33
Australian dollar	7	9
Other	3	3

Total	$177	$177

Included in Accumulated Other Comprehensive Income (Loss) at December 31, 2002 and 2001 is a $4 million loss and a $3 million gain, net of income taxes, respectively, which represent the effective portion of foreign currency cash flow hedges and will be reclassified to earnings in the following twelve-month period. The actual amounts to be charged to earnings in the following twelve-month period will differ from those amounts as a result of changing market conditions. The amount reclassified to earnings out of Accumulated Other Comprehensive Income (Loss) was a $4 million loss in 2002 and a $12 million gain in 2001, net of income taxes. There was no amount charged to earnings in 2002 as an ineffective portion of changes in fair values of hedges while such ineffective portions amounted to $5 million, net of income taxes, in 2001. Both the effective and ineffective portions of cash flow hedges recorded in the Consolidated Statements of Operations are classified in Other Income, net.

We employ foreign exchange forward and swap contracts to reduce the exchange rate risk associated with recognized assets and liabilities denominated in non-functional currencies, including intercompany loans. These contracts generally require exchange of one foreign currency for another at a fixed rate at a future date. These contracts are designated as foreign currency fair value hedges with maturities generally less than twelve months. The carrying amounts of these contracts were adjusted to their market values at each balance sheet date and their related gains or losses are recorded in Other Income, net. The following table sets forth the foreign currency fair value hedges outstanding at December 31, 2002 and 2001:

(in million U.S. dollars)

Buy Currency	Sell Currency	2002	2001

Euro	U.S. dollar	$100	$9
U.S. dollar	Euro	94	60
Euro	British pound	65	–
Euro	Canadian dollar	51	58
Euro	Japanese yen	39	73
Swiss franc	Euro	28	–
U.S. dollar	Japanese yen	24	24
Euro	Swedish krona	13	3
British pound	Euro	12	–
U.S. dollar	Brazilian real	10	5
Canadian dollar	Euro	6	–
Swedish krona	Euro	6	–
Swiss franc	U.S. dollar	–	31
U.S. dollar	British pound	–	52
Other	Other	9	7

Total		$457	$322

We utilize foreign exchange forward and currency collar contracts together with non-functional currency borrowings to hedge the foreign currency exposures of the net investments in foreign operating units in Europe and Japan. These transactions are designated as hedges of net investments. Accordingly, the effective portions of foreign exchange gains or losses are recorded as part of the Cumulative Translation Adjustment, which is part of Accumulated Other Comprehensive Income (Loss). At December 31, 2002 and 2001, the effective portion of changes in fair values of hedges, recorded within Accumulated Other Comprehensive Income (Loss) was a $49 million loss and a $38 million gain, net of income taxes, respectively. The amount that was considered ineffective on these net investment hedges increased interest expense by $1 million in 2002 but reduced interest expense by $8 million in 2001. The following table sets forth the derivative and non-derivative positions designated as hedges of net investments outstanding at December 31, 2002 and 2001:

	2002		2001

(in millions)	Derivative	Non- derivative	Derivative	Non- derivative

Euro	$444	$158	$401	$231
Japanese yen	63	169	194	–

Total	$507	$327	$595	$231

Interest Rate Hedges

 We use interest swap agreements to optimize the worldwide financing costs by maintaining a desired level of floating rate debt. In 2001, we entered into interest swap agreements with a notional value of $950 million, which converted the fixed rate components of the $450 million notes due July 15, 2004 and the $500 million due July 15, 2009 to a floating rate based on 3 month LIBOR. Of these swap agreements, the $500 million notional value contracts maturing in 2009 and $75 million maturing in 2004 contain a credit clause where each counter-party has a right to settle at market price if the other party is downgraded below investment grade. These interest swap agreements are designated and accounted for as fair value hedges. The changes in fair values of interest rate swap agreements are marked to market through income together with the offsetting changes in fair value of underlying notes using the short cut method of measuring effectiveness. As a result, the carrying amount of these notes were increased by $94 million and $28 million at December 31, 2002 and 2001, respectively, while the fair value of swaps were reported as other long term assets in the same amount. The net credits reduced interest expense by $36 million and $13 million in 2002 and 2001, respectively.

Commodity Hedges

 We use commodity swap, option, and collar contracts to reduce the effects of changing raw material prices. These contracts are designated and accounted for as cash flow hedges. Included in Accumulated Other

Comprehensive Income (Loss) at December 31, 2002 and 2001 is a $2 million gain and a $4 million loss, net of income taxes, respectively, which represent the effective portion of cash flow hedges and will be reclassified to earnings in the following fifteen-month period. The actual amounts to be charged to earnings in the following fifteen-month period will differ from these amounts as a result of changing market conditions. The amount charged to earnings out of Accumulated Other Comprehensive Income (Loss) was a $2 million loss in 2002 and a $7 million loss in 2001, net of income taxes, which was recorded as a component of underlying Costs of Goods Sold. The following table sets forth the notional value of commodity hedges outstanding at December 31, 2002 and 2001:

(in millions)	2002	2001

Natural gas	$30	$22
Propylene	11	19
Ethylene	8	–

Total	$49	$41

No amounts were reclassified to earnings in 2002 and 2001 in connection with forecasted transactions that were no longer considered probable of occurring.

As of December 31, 2002 and 2001, we maintain hedge positions of immaterial amounts that are effective as hedges from an economic perspective but do not qualify for hedge accounting under SFAS No. 133, as amended. Such hedges consist primarily of emerging market foreign currency option and forward contracts, and have been marked to market through income, with an immaterial impact on earnings.

The fair value of financial instruments was estimated based on the following methods and assumptions:

Cash and cash equivalents, accounts receivable, accounts payable and notes payable — the carrying amount approximates fair value due to the short maturity of these instruments.

Short and long-term debt — quoted market prices for the same or similar issues at current rates offered to us for debt with the same or similar remaining maturities and terms.

Interest rate swap agreements — quoted market prices of the same or similar issues available.

Foreign currency option contracts — the market prices to be received or paid in order to terminate.

Foreign currency forward and swap agreements — the carrying value approximates fair value as these contracts are adjusted to their market value at each balance sheet date.

Commodity swap, option and collar contracts — the fair value is estimated based on the amount to be received or paid in order to terminate.

The carrying amounts and fair values of material financial instruments at December 31, 2002 and 2001 are as follows:

	2002		2001

	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value

	Asset (Liability)
Short-term debt	$(180)	$(180)	$(178)	$(178)
Long-term debt	(2,872)	(3,310)	(2,748)	(2,921)
Interest rate swap agreements	111	111	39	39
Foreign currency options	3	3	8	8
Foreign exchange forward and swap contracts	(28)	(28)	16	16
Natural gas swap agreements	2	2	(3)	(3)
Natural gas option and collar agreements	1	1	–	–
Ethylene swap agreements	1	1	–	–
Propylene swap agreement	–	–	(3)	(3)

Note 8: Income Taxes
Earnings (loss) from continuing operations before income taxes, extraordinary item and cumulative effect of accounting change earned within or outside the United States are shown below:

(in millions)	2002	2001	2000

United States
Parent and Subsidiaries	$161	$(177)	$187
Affiliates	4	3	6
Foreign
Subsidiaries	144	101	283
Affiliates	11	9	12

Earnings (loss) from continuing operations before income taxes, extraordinary item and cumulative effect of accounting change	$320	$(64)	$488

The provision for income taxes from continuing operations before extraordinary item and cumulative effect of accounting change is composed of:

(in millions)	2002	2001	2000

Income taxes on U.S. earnings
Federal
Current	$76	$32	$81
Deferred	(34)	(69)	(2)

	42	(37)	79
State and other	5	3	6

Total taxes on U.S. earnings	47	(34)	85

Taxes on foreign earnings
Current	41	48	120
Deferred	14	(8)	(13)

Total taxes on foreign earnings	55	40	107

Total income taxes	$102	$6	$192

The provision for income taxes attributable to items other than continuing operations is shown below:

(in millions)	2002	2001	2000

Income from discontinued line of business	$–	$25	$35
Gain (loss) on disposal of discontinued line of business	(3)	251	–
Extraordinary loss on early extinguishment of debt	(5)	(1)	–
Cumulative effect of accounting change	(57)	(1)	–

Deferred income taxes reflect temporary differences between the valuation of assets and liabilities for financial and tax reporting. Details at December 31, 2002 and 2001 were:

(in millions)	2002	2001

Deferred tax assets related to:
Compensation and benefit programs	$288	$267
Accruals for waste disposal site remediation	30	44
Asset impairments and restructuring reserves	82	94
All other	84	71

Total deferred tax assets	484	476

Deferred tax liabilities related to:
Intangible assets	626	831
Tax depreciation in excess of book depreciation	476	492
Pension	179	152
All other	152	48

Total deferred tax liabilities	1,433	1,523

Net deferred tax liability	$949	$1,047

Deferred taxes, which are classified into a net current and non-current balance by tax jurisdiction, are presented in the balance sheet as follows:

(in millions)	2002	2001

Prepaid expenses and other current assets	$237	$231
Deferred income taxes	1,186	1,278

Net deferred tax liability	$949	$1,047

The effective tax rate on pre-tax income differs from the U.S. statutory tax rate due to the following:

	2002	2001	2000

Statutory tax rate	35.0%	(35.0)%	35.0%
U.S. tax credits	(3.8)	(14.7)	(2.6)
Charge for IPR&D	–	–	0.9
Depletion	(1.8)	(9.8)	(1.1)
Amortization of non-deductible goodwill	–	35.0	4.2
Non-deductible restructuring charge	0.6	33.0	–
Other, net	1.9	0.9	2.9

Effective tax rate	31.9%	9.4%	39.3%

At December 31, 2002 and 2001, we provided deferred income taxes for the assumed repatriation of all unremitted foreign earnings. If the foreign subsidiary and affiliate earnings were remitted as dividends, the amount of additional U.S. income taxes, after applying statutory tax adjustments, would not be material.

Note 9: Segment Information

Based on realignment of internal management accountability, we revised our reportable business segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” We operate six business segments: Coatings, Adhesives and Sealants, Electronic Materials, Performance Chemicals, Salt and Monomers. The Coatings, Electronic Materials and Performance Chemicals business segments aggregate operating segments. The Coatings segment sells a range of intermediate products and additives, as well as fully formulated paints for paint and coatings, textiles, non-woven and leather applications for use in the building and construction, home improvement, packaging, graphic arts, apparel and transportation markets. The Adhesives and Sealants segment sells a full-range of materials for use in the flexible and pressure sensitive packaging, building and construction and transportation markets. The Electronic Materials segment sells enabling technology for all aspects of the manufacture of printed wiring boards, integrated circuits and integrated circuit packaging for use in cellular phones, mainframe and personal computers, office equipment, home appliances, electronic games and automotive parts. The Performance Chemicals segment provides products that serve a diverse set of markets, from consumer products, to processing aids for manufacturing of plastics and vinyl products, to water treatment and purification processes in food and pharmaceutical markets, to newsprint processing. The Salt segment sells salt in all forms including table, water conditioning, highway de-icing and chemical processing. The Monomers segment produces the starting material for acrylic products and specialty monomer products. Results of operations from prior years have been reclassified to conform to current year presentation.

The results for the year ended December 31, 2001, as reported in our Annual Report filed on Form 10-K with the SEC, were presented in the previously existing business segments. The following table provides a comparable view of the business segments applicable to 2001 versus those presented in 2002.

Business Segments at December 31, 2001	Business Segments at December 31, 2002

Performance Polymers	Coatings
Coatings	Architectural and Functional Coatings *
Adhesives and Sealants	Automotive Coatings *
Plastics Additives	Powder Coatings *
Monomers
Surface Finishes	Adhesives and Sealants *
Automotive Coatings
Powder Coatings	Electronic Materials
Printed Wiring Board *
Electronic and Industrial Finishes *
Chemical Specialties	Microelectronics – Shipley *
Consumer and Industrial Specialties	Microelectronics – Rodel *
Inorganic and Specialty Solutions
Ion Exchange Resins	Performance Chemicals
Plastics Additives *
Electronic Materials	Inorganic and Specialty Solutions *
Shipley Ronal	Consumer and Industrial Specialties *
Microelectronics	Ion Exchange Resins *

Salt	Salt *

Monomers *

*Designates a reporting unit for SFAS No. 142 purposes

The table below presents net sales by business segment, as restated to conform to the new business segments for 2002, 2001 and 2000. Segment eliminations are presented for intercompany sales between segments.

	Net Sales

(in millions)	2002	2001	2000

Coatings	$1,866	$1,753	$1,870
Adhesives and Sealants	592	661	704
Electronic Materials	987	942	1,210
Performance Chemicals	1,217	1,204	1,307
Salt	706	749	876
Monomers	970	946	1,003
Elimination of Intersegment Sales	(611)	(589)	(621)
Total	$5,727	$5,666	$6,349

The table below presents summarized financial information about our reportable segments:

(in millions)

		Adhesives
		and	Electronic	Performance
2002	Coatings	Sealants	Materials	Chemicals	Salt	Monomers	Corporate (2)	Total

Earnings (loss) from continuing operations before extraordinary item and cumulative effect of accounting change	$187	$(3)	$–	$46	$47	$72	$(131)	$218
Share of affiliate earnings, net	7	2	5	1	–	–	–	15
Depreciation	81	30	43	84	68	69	13	388
Segment assets	1,834	1,138	1,555	1,463	1,660	650	1,406	9,706
Capital additions	57	37	67	29	30	35	152	407

		Adhesives
		and	Electronic	Performance
2001(1)	Coatings	Sealants	Materials	Chemicals	Salt	Monomers	Corporate (2)	Total

Earnings (loss) from continuing operations before extraordinary item and cumulative effect of accounting change	$112	$(71)	$1	$10	$13	$41	$(176)	$(70)
Share of affiliate earnings, net	6	2	4	–	–	–	–	12
Depreciation	88	31	41	77	69	83	17	406
Segment assets	1,938	1,081	1,886	1,697	1,956	702	1,118	10,378
Capital additions	57	25	70	45	29	47	128	401

		Adhesives
		and	Electronic	Performance
2000(1)	Coatings	Sealants	Materials	Chemicals	Salt	Monomers	Corporate (2)	Total

Earnings (loss) from continuing operations before extraordinary item and cumulative effect of accounting change	$177	$23	$110	$64	$24	$73	$(175)	$296
Share of affiliate earnings, net	7	3	8	–	–	–	–	18
Depreciation	81	40	31	112	85	80	17	446
Segment assets	2,031	1,324	1,919	2,337	2,052	733	856	11,252
Capital additions	87	27	67	42	38	57	73	391

(1)	Reclassified to conform to current year presentation.

(2)	Corporate includes non-operating items such as interest income and expense and corporate governance costs.

The tables below present sales by geographic area. Sales are attributed to the United States and to all foreign countries combined based on customer location and not on the geographic location from which goods were shipped.

(in millions)	United States	Foreign	Consolidated

2002	$3,180	$2,547	$5,727
2001	$3,177	$2,489	$5,666
2000	$3,418	$2,931	$6,349

Note 10: Pension Plans

We have noncontributory pension plans which provide defined benefits to domestic and non-U.S. employees meeting age and length of service requirements. The following disclosures include amounts for both the U.S. and significant foreign pension plans.

(in millions)	2002		2001		2000

	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Components of net periodic pension (expense) income:
Service cost	$(45)	$(11)	$(46)	$(11)	$(51)	$(9)
Interest cost	(91)	(19)	(92)	(17)	(89)	(15)
Expected return on plan assets	149	25	169	23	169	21
Amortization of net gain existing at adoption of SFAS No. 87	–	–	7	–	7	–
Other amortization, net	1	(2)	12	–	11	–

Net periodic pension (expense) income, excluding special items (1)	$14	$(7)	$50	$(5)	$47	$(3)
Transfer to fund retiree medical expenses	–	–	(29)	–	(27)	–
Settlement and curtailment gains (losses)	–	–	3	–	22	10
Special termination benefits	(33)	–	(30)	–	(10)	–

Special items (2)	$(33)	$–	$(56)	$–	$(15)	$10
Net periodic pension (expense) income	$(19)	$(7)	$(6)	$(5)	$32	$7

(1)	Amount represents traditional net periodic pension (expense) income components.

(2)	Due to the historical over funded status of the U.S. and certain foreign pension plans, we have utilized excess pension assets to fund retiree medical expenses, settlement and curtailment gains (losses), and special termination benefits, which include severance and early retirement costs.

Pension income primarily reflects the recognition of favorable investment experience as stipulated by SFAS No. 87, “Employers’ Accounting for Pensions.”

The pension benefit payments in all three years included payments related to voluntary early retirement incentives and a severance benefit program. Severance costs related to formal restructuring plans are discussed in Note 5: Provision for Restructuring and Asset Impairments. It is our policy to recognize settlement gains and losses at the time an employee’s pension liability is settled. Special termination benefits, which include severance and early retirement costs, are recognized when the termination is probable and the amount of the benefit is reasonably estimable.

Plan activity and status as of and for the years ended December 31, were as follows:

(in millions)	2002		2001

	U.S.	Non-U.S.	U.S.	Non-U.S.

Change in pension benefit obligation:
Pension benefit obligation at beginning of year	$1,321	$304	$885	$303
Service cost, excluding expenses	40	11	40	11
Interest cost	91	19	92	17
Participant contributions	–	2	–	2
Amendments	2	2	20	–
Actuarial loss	81	23	406	3
Benefits paid	(69)	(16)	(87)	(15)
Acquisitions, plan mergers	–	2	–	–
Settlements	(91)	–	(65)	(3)
Special termination benefits	33	–	30	–
Foreign currency translation adjustment	–	27	–	(14)

Pension benefit obligation at end of year	$1,408	$374	$1,321	$304

Change in plan assets:
Fair value of plan assets at beginning of year	$1,639	$289	$1,395	$334
Actual return on plan assets	(182)	(30)	(61)	(23)
Contributions	–	14	–	10
Transfer to fund retiree medical expenses	–	–	(29)	–
Acquisitions and plan mergers	–	–	502	–
Settlements	(91)	–	(74)	(3)
Benefits paid	(69)	(16)	(87)	(15)
Trust expenses	(8)	–	(7)	–
Foreign currency translation adjustment	–	21	–	(14)

Fair value of plan assets at end of year	$1,289	$278	$1,639	$289

Funded status	$(119)	$(96)	$318	$(15)
Unrecognized transition asset	–	(2)	–	(3)
Unrecognized actuarial loss	399	105	(19)	24
Unrecognized prior service cost	20	5	20	4

Net amount recognized	$300	$12	$319	$10

Amounts recognized in the statement of financial position consist of:
Prepaid pension cost	$300	$5	$319	$23
Accrued benefit liability	–	(48)	–	(16)
Intangible asset	–	5	–	–
Accumulated other comprehensive loss	–	50	–	3

Net amount recognized	$300	$12	$319	$10

Plans for which accumulated benefit obligation exceeds assets:
Projected benefit obligation	$–	$(330)	$–	$(24)
Accumulated benefit obligation	–	(276)	–	(22)
Fair value of plan assets	–	230	–	9

Net assets of the pension trusts, which primarily consist of common stocks and debt securities, were measured at market value. Significant actuarial assumptions are as follows:

	2002		2001

	U.S.	Non-U.S.	U.S.	Non-U.S.

Weighted-average assumptions as of December 31,
Discount rate	6.67%	5.81%	7.25%	6.03%
Expected return on plan assets	8.50%	7.58%	8.60%	7.54%
Rate of compensation increase	4.00%	3.63%	4.00%	3.70%

We have a noncontributory, unfunded pension plan which provides supplemental defined benefits primarily to U.S. employees whose benefits under the qualified pension plan are limited by the Employee Retirement Security Act of 1974 and the Internal Revenue Code. These employees must meet age and length of service requirements.

We have a nonqualified trust, referred to as a “rabbi” trust, to fund benefit payments under this pension plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as corporate assets and are classified as other non-current assets. Assets held in trust at December 31, 2002 and 2001 totaled $45 million and $56 million, respectively.

(in millions)	2002	2001	2000

Components of net periodic pension (expense) income:
Service cost	$(2)	$(2)	$(2)
Interest cost	(9)	(10)	(9)
Other amortization, net	(4)	(5)	(4)

Net periodic pension (expense) income	$(15)	$(17)	$(15)

Plan activity and status as of and for the years ended December 31, were as follows:

(in millions)	2002	2001

Change in pension benefit obligation:
Pension benefit obligation at beginning of year	$145	$132
Service cost, excluding expenses	2	2
Interest cost	9	10
Amendments	(3)	–
Actuarial loss	3	13
Benefits paid	(13)	(12)

Pension benefit obligation at end of year	$143	$145

Change in plan assets:
Fair value of plan assets at beginning of year	$–	$–
Employer contribution	12	12
Benefits paid	(12)	(12)

Fair value of plan assets at end of year	$–	$–

Funded status	$(143)	$(145)
Unrecognized actuarial loss	56	56
Unrecognized prior service cost	3	6

Net amount recognized	$(84)	$(83)

Amounts recognized in the statement of financial position:
Accrued benefit liability	$(130)	$(126)
Intangible asset	3	6
Accumulated other comprehensive income	43	37

Net amount recognized	$(84)	$(83)

Pension benefit obligations for this plan were determined from actuarial valuations using an assumed discount rate of 6.67% and 7.25% at December 31, 2002 and 2001, respectively, and an assumed long-term rate of compensation increase of 4% in both 2002 and 2001, respectively.

In 1997, we instituted a non-qualified savings plan for eligible employees in the United States. The purpose of the plan is to provide additional retirement savings benefits beyond the otherwise determined savings benefits provided by the Rohm and Haas Company Employee Stock Ownership and Savings Plan (the Savings Plan.) Each participant’s contributions will be notionally invested in the same investment funds as the participant has elected for investment in his or her Savings Plan account. For most participants, we will contribute a notional amount equal to 60% of the first 6% of the amount contributed by the participant. Our matching contributions will be allocated to deferred stock units. At the time of distribution, each deferred stock unit will be distributed as one share of Rohm and Haas Company common stock. Contributions to this plan were $1 million in 2002 and $2 million in 2001.

Note 11: Employee Benefits

(in millions)	2002	2001

Postretirement health care and life insurance benefits	$439	$441
Unfunded supplemental pension plan	126	123
Long term disability benefit costs	28	28
Foreign pension liabilities	48	16
Other	9	5

Total	$650	$613

The accrued postretirement benefit cost, unfunded supplemental pension plan costs, and long term disability benefit costs are recorded in “accrued liabilities” (current) and “employee benefits” (non-current.)

We provide health care and life insurance benefits under numerous plans for substantially all of our domestic retired employees, for which we are self-insured. Retirees contribute toward the cost of such coverage. We also provide health care and life insurance benefits to some non-U.S. retirees.

The status of the plans at year end was as follows:

(in millions)	2002	2001

Change in benefit obligation:
Benefit obligation at beginning of year	$462	$394
Service cost	7	7
Interest cost	32	32
Contributions	6	2
Amendments	(14)	3
Actuarial (gain) loss	38	64
Benefits paid	(52)	(40)
Foreign currency translation adjustment	1	–

Benefit obligation at end of year	480	462
Unrecognized prior service cost	19	7
Unrecognized actuarial loss	(38)	5

Total accrued postretirement benefit obligation	$461	$474

Net periodic postretirement benefit cost includes the following components:

(in millions)	2002	2001	2000

Components of net periodic postretirement cost
Service cost	$7	$7	$7
Interest cost	32	32	27
Net amortization	(1)	(2)	(3)

Net periodic postretirement cost	$38	$37	$31

The U.S. benefit obligation as of December 31, 2002 is based on a health care cost trend rate of 11% declining annually in 1% increments to a long term rate of 5%. Different trend rates are used for non-U.S. plans, which account for approximately 5% of the total benefit obligation. The U.S. plan generally limits our per-capita cost to double the 1992 cost. Different cost limits apply to some groups of participants, and there are some retirees to whom the limits do not apply. The limits greatly reduce the impact of health care cost trend rates on the benefit obligation and expense.

A one-percentage-point change in assumed health care cost trend rates would have approximately the following effects:

	1-Percentage		1-Percentage
	Point Increase		Point Decrease

(in millions)	2002	2001	2002	2001

Effect on total of service and interest cost components	$1	$1	$(1)	$(1)
Effect on postretirement benefit obligation	15	11	(14)	(11)

The weighted average discount rate used to compute the accumulated postretirement benefit obligation for the U.S. plans was 6.67% at December 31, 2002 and 7.25% at December 31, 2001.

Note 12: Receivables, net

(in millions)	2002	2001

Customers	$1,078	$1,045
Affiliates	18	52
Employees	6	5
Other	137	172

	1,239	1,274
Less: allowance for doubtful accounts	55	54

Total	$1,184	$1,220

Employee receivables are primarily comprised of relocation and education reimbursements.

Note 13: Inventories

(in millions)	2002	2001

Finished products and work in-process	$591	$550
Raw materials	133	119
Supplies	41	43

Total	$765	$712

Inventories amounting to $445 million and $439 million were valued using the last-in, first-out (LIFO) method at December 31, 2002 and 2001, respectively. The excess of current cost over the stated amount for inventories valued under the LIFO method approximated $47 million and $38 million at December 31, 2002 and 2001, respectively. Liquidation of prior years’ LIFO inventory layers did not materially affect cost of goods sold in 2002, 2001 or 2000.

Note 14: Prepaid Expenses and Other Current Assets

(in millions)	2002	2001

Deferred tax assets	$237	$231
Prepaid expenses	48	98
Notes receivable from third parties	5	43
Other current assets	9	25

Total	$299	$397

Note 15: Land, Building and Equipment, net

(in millions)	2002	2001

Land	$142	$114
Buildings and improvements	1,541	1,421
Machinery and equipment	4,926	4,482
Capitalized interest	292	272
Construction in progress	345	318

	7,246	6,607
Less: accumulated depreciation	4,292	3,702

Total	$2,954	$2,905

The principal lives (in years) used in determining depreciation rates of various assets are: buildings and improvements (10-50); machinery and equipment (5-20); automobiles, trucks and tank cars (3-10); furniture and fixtures, laboratory equipment and other assets (5-10); capitalized interest (11).

Gross book values of assets depreciated by accelerated methods totaled $772 million and $708 million at December 31, 2002 and 2001, respectively. Assets depreciated by the straight-line method totaled $5,987 million and $5,467 million at December 31, 2002 and 2001, respectively.

In 2002, 2001 and 2000, respectively, interest expenses of $20 million, $17 million and $14 million were capitalized and added to the gross book value of land, buildings and equipment. Amortization of capitalized interest included in depreciation expense was $14 million in 2002 and $15 million in 2001 and 2000.

Depreciation expense was $388 million, $406 million and $446 million in 2002, 2001 and 2000, respectively.

Note 16: Goodwill and Other Intangible Assets, net

Adoption of SFAS No. 142

 Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with this statement, as of January 1, 2002, we ceased amortization of goodwill and intangible assets deemed to have indefinite lives, and reclassified certain intangible assets to goodwill, net of deferred taxes. Under SFAS No. 142, goodwill and certain indefinite-lived intangible assets are no longer amortized but instead are reviewed for impairment at least annually and are written down only in periods in which it is determined that their fair value is less than the book value.

As a result of our impairment testing in connection with the adoption of SFAS No. 142, a non-cash charge of $830 million ($773 million after-tax), was reflected in the results for 2002. The annual impairment review, required by SFAS No. 142, was completed as of May 31, 2002 with no additional impairments identified. The charge from adoption was reported as a Cumulative Effect of Accounting Change in the Consolidated Statement of Operations. Of the impairment, $668 million pertained to goodwill and $162 million ($105 million after-tax) related to indefinite-lived intangible assets within the Salt segment. The after-tax charge is as follows: Coatings – $42 million; Electronic Materials – $281 million; Performance Chemicals – $230 million; and Salt – $220 million. The impairment charges are primarily the result of the economic downturn over the past two years affecting growth assumptions in certain key markets. In addition, customer consolidation in some areas has led to downward pressure on pricing and volume.

Goodwill

 SFAS No. 142 requires the transitional impairment review for goodwill, as well as an annual impairment review, to be performed on a reporting unit basis. We have identified each of our reporting units as designated in Note 9: Segment Information. When evaluating goodwill for impairment, SFAS No. 142 requires us to first compare a reporting unit’s book value of net assets, including goodwill, to its fair value. Fair value was estimated based upon discounted cash flow analyses. To the extent that the book value exceeded fair value, we were required to perform a second step to measure the amount of the impairment loss. In the second step, we determined “implied goodwill” by determining the fair value for the assets and liabilities of its reporting units. To the extent that a reporting unit’s book value of goodwill exceeded its implied fair value, impairment existed and was recognized.

Our previous business combinations were accounted for using the purchase method of accounting. As of December 31, 2002 and 2001, accumulated amortization of goodwill was $180 million.

The changes in the carrying amount of goodwill for the year ended December 31, 2002, by business segment, are as follows:

		Adhesives	Electronic	Performance
(in millions)	Coatings	and Sealants	Materials	Chemicals	Salt	Total

Balance as of January 1, 2002	$330	$458	$529	$393	$449	$2,159
Reclassification of workforce intangible assets, net of amortization and deferred taxes	11	9	18	7	37	82
Impairment losses	(42)	–	(281)	(230)	(115)	(668)
Goodwill related to acquisitions	11	–	22	6	–	39
Currency effects	4	6	2	3	–	15
Settlement of pre-acquisition tax contingencies	(2)	(2)	(1)	(1)	(2)	(8)
Other	(1)	–	17	(17)	(1)	(2)

Balance as of December 31, 2002	$311	$471	$306	$161	$368	$1,617

Other Intangible Assets

Indefinite-lived Intangible Assets

In connection with the adoption of SFAS No. 142, effective January 1, 2002, we identified certain intangible assets with indefinite lives. Prior to 2002, these intangible assets were amortized and are included in the table of finite-lived intangible assets shown below and accordingly, there is no comparative presentation for these assets. Indefinite-lived intangibles are no longer subject to amortization. As part of the SFAS No. 142 adoption, a transitional impairment review was performed in a manner similar to Goodwill and we recognized an impairment loss of $162 million ($105 million after-tax).

The following table provides information regarding our indefinite-lived intangible assets, which all pertain to our Salt segment, as of December 31, 2002:

		Strategic
(in millions)	Tradename	Location *	Total

Balance as of January 1, 2002	$408	$114	$522
Impairment loss	(108)	(54)	(162)

Balance as of December 31, 2002	$300	$60	$360

* Strategic location is a specific customer-related asset that recognizes the intangible value of our supply source in relation to a customer’s location.

Finite-lived Intangible Assets

Finite-lived intangible assets are long-lived intangible assets, other than investments, goodwill and indefinite-lived intangible assets. They are amortized over their useful lives and are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In 2002, we recognized $121 million to write-down certain long-lived intangible and fixed assets of the Printed Wiring Board business in the Electronic Materials segment in accordance with SFAS No. 144. The non-cash charge was recorded to reduce the carrying value of the assets to their fair values, which were calculated using cash flow analyses. The charge was recorded as Provision for Restructuring and Asset Impairments in the Consolidated Statement of Operations.

The following table provides information regarding our finite-lived intangible assets:

	At December 31, 2002			At December 31, 2001

	Gross carrying	Accumulated		Gross carrying	Accumulated
(in millions)	amount	amortization	Net	amount	amortization	Net

Customer list	$986	$(95)	$891	$1,158	$(83)	$1,075
Tradename	177	(22)	155	649	(46)	603
Developed technology	458	(95)	363	451	(69)	382
Workforce	–	–	–	148	(24)	124
Patents, license agreements and other	142	(50)	92	101	(28)	73

Total	$1,763	$(262)	$1,501	$2,507	$(250)	$2,257

Amortization expense for finite-lived intangible assets was $69 million for the year ended December 31, 2002 compared to $156 million and $159 million for the years ended December 31, 2001 and 2000, respectively, for goodwill and other intangible assets. Estimated amortization expense for 2003 and the five succeeding fiscal years will be approximately $65 million per year.

As described above, the decrease in gross carrying amount of our finite-lived intangible assets from December 31, 2001 is primarily attributable to: (1) the reclassification of tradename and strategic location intangible assets related to our Salt segment to indefinite-lived intangible assets; (2) the reclassification of workforce to goodwill; (3) impairment charges, of which the majority related to the Printed Wiring Board business in Electronic Materials; all of which were partially offset by (4) additions from our current year acquisitions.

A reconciliation of reported earnings (loss) from continuing operations before extraordinary item and cumulative effect of accounting change and reported net earnings (loss), as adjusted to reflect the adoption of SFAS No. 142 is as follows:

	For the years ended December 31,

(in millions, except per share amounts)	2002	2001(1,2)	2000

Reported earnings (loss) from continuing operations before extraordinary item and cumulative effect of accounting change	$218	$(70)	$296
Add back: Amortization of goodwill and indefinite-lived Intangibles	–	79	78

Adjusted earnings (loss) from continuing operations before extraordinary item and cumulative effect of accounting change	$218	$9	$374

Reported net earnings (loss)	$(570)	$395	$354
Add back: Amortization of goodwill and indefinite-lived intangibles	–	79	78

Adjusted net earnings (loss)	$(570)	$474	$432

Reported basic earnings (loss) per share from continuing operations before extraordinary item and cumulative effect of accounting change	$.99	$(.31)	$1.34
Add back: Amortization of goodwill and indefinite-lived intangibles	–	.36	.36

Adjusted basic earnings (loss) per share from continuing operations before extraordinary item and cumulative effect of accounting change	$.99	$.05	$1.70

Reported diluted earnings (loss) per share from continuing operations before extraordinary item and cumulative effect of accounting change	$.98	$(.31)	$1.34
Add back: Amortization of goodwill and indefinite-lived intangibles	–	.35	.35

Adjusted diluted earnings (loss) per share from continuing operations before extraordinary item and cumulative effect of accounting change	$.98	$.04	$1.69

Reported basic earnings (loss) per share	$(2.58)	$1.79	$1.61
Add back: Amortization of goodwill and indefinite-lived intangibles	–	.36	.36

Adjusted basic earnings (loss) per share	$(2.58)	$2.15	$1.97

Reported diluted earnings (loss) per share	$(2.57)	$1.79	$1.61
Add back: Amortization of goodwill and indefinite-lived intangibles	–	.35	.35

Adjusted diluted earnings (loss) per share	$(2.57)	$2.14	$1.96

(1)	Reported diluted loss per share for 2001 was calculated using 220.2 million weighted average shares outstanding. There is no dilutive effect of stock options if we report a loss from continuing operations.

(2)	Adjusted diluted earnings per share for 2001 was calculated using 221.2 million weighted average shares outstanding, reflecting the effect of dilutive securities.

Note 17: Other Assets

(in millions)	2002	2001

Prepaid pension cost (see Note 10)	$305	$342
Rabbi trust assets (see Note 10)	45	56
Other employee benefit assets	15	8
Fair market value of interest rate swaps (see Note 7)	94	28
Other non-current assets	102	50

Total	$561	$484

Note 18: Short-Term Obligations

(in millions)	2002	2001

Other short-term borrowings	$132	$167
Current portion of long-term debt	48	11

Total	$180	$178

Generally, our short-term borrowings consist of bank loans with an original maturity of twelve months or less. As of December 31, 2002, we had uncommitted credit arrangements with financial institutions to provide local credit facilities to our foreign subsidiaries for working capital needs. At December 31, 2002 and 2001, $109 million and $141 million, respectively, was outstanding under such arrangements. The weighted-average interest rate of short-term borrowings was 3.4% and 4.7% at December 31, 2002 and 2001, respectively.

During 2002, we maintained an unused revolving credit agreement which was reduced from $901 million to $500 million in April 2002. This remaining credit commitment of $500 million, which expires in April 2004, carries various interest rates and fees and is maintained for general corporate purposes including support for any future issuance of commercial paper. No compensating balance is required for this revolving credit agreement.

Note 19: Long-Term Debt

The following table illustrates the carrying value of long-term debt included in the Consolidated Balance Sheets at December 31, 2002 and 2001.

	2002			2001

(in millions)	Principal	Other *	Total	Principal	Other *	Total

7.85% debentures due 2029	$882	$–	$882	$957	$–	$957
7.40% notes due 2009	500	70	570	500	14	514
6.95% notes due 2004	451	24	475	451	14	465
6.0% notes due 2007 (denominated in Euro)	420	–	420	356	–	356
3.50% notes due 2032 (denominated in Yen)	169	–	169	–	–	–
9.65% debentures due 2020	145	22	167	145	24	169
9.80% notes due 2020	118	–	118	125	–	125
8.74% obligation due through 2012	28	–	28	45	–	45
9.50% notes due 2021 (callable 2002 at 104.75%)	–	–	–	38	–	38
1.55% notes due 2003 (denominated in Yen)	29	–	29	22	–	22
Other	18	44	62	16	52	68

	2,760	160	2,920	2,655	104	2,759
Less current portion			(48)			(11)

Total long-term debt			$2,872			$2,748

*	Other is defined as fair value adjustments, unamortized debt issuance costs and hedge proceeds.

On February 27, 2002, we issued 20 billion yen-denominated 3.5% notes due 2032 with interest payable semi-annually every March 29th and September 29th. The notes are callable annually after March 2012. Proceeds from the issuance were used for general corporate purposes.

During 2002, we retired approximately $76 million of the 7.85% debentures due 2029, $38 million of the 9.50% notes due 2021 and $15 million of the obligation due 2012. These debt retirements resulted in an after-tax charge of $8 million.

In 2001, we retired $43 million of 7.85% debentures due 2029 and $49 million of 6.95% notes due 2004, resulting in an after-tax extraordinary loss of $1 million.

We use interest rate swap agreements to convert substantial portions of certain fixed rate notes into floating rates based on 3 month LIBOR. Under GAAP, the LIBOR-components of these notes are adjusted to fair market value while the swaps are recognized at fair market value in an offsetting amount as either an asset or liability. See Note 7: Financial Instruments for a more complete discussion of interest rate swap agreements. At December 31, 2002 and 2001, aggregate fair market value adjustments for these notes was $94 million and $28 million, respectively, and are included in Other Assets in the Consolidated Balance Sheets (see Note 17: Other Assets).

The 9.65% debentures due 2020, previously issued by Morton, are credit sensitive unsecured obligations of the Company (Debentures). The coupon interest rate on the Debentures is subject to adjustment upon changes in the debt rating of the Debentures as determined by Standard and Poor’s Corporation or Moody’s Investors Service. The 40 basis-point increase in the coupon rate of the Debentures resulting from the November 2002 downgrade by Standard and Poor’s is not significant to us. Upon acquiring Morton, we recorded a fair market value adjustment on the Debentures, which is being amortized ratably over the remaining life of the Debentures.

Our revolving credit and other loan agreements require that EBITDA, excluding unusual items, exceed 3.5 times consolidated interest expense on a rolling four-quarter basis. There are no restrictions on the payment of dividends.

During 2002, 2001 and 2000, we made interest payments, net of capitalized interest, of $139 million, $199 million and $244 million, respectively.

Aggregate debt maturities at December 31, 2002 were: $48 million in 2003, $461 million in 2004, $10 million in 2005, $10 million in 2006, $447 million in 2007 and $1,784 million thereafter.

Note 20: Accrued Liabilities

(in millions)	2002	2001

Salaries and wages	$141	$99
Interest	94	94
Sales incentive programs and other selling accruals	91	73
Taxes, other than income taxes	42	65
Employee benefits	51	46
Reserve for restructuring (see Note 5)	34	43
Insurance and legal	18	36
Reserve for environmental remediation (see Note 26)	26	20
Other	185	84

Total	$682	$560

Note 21: Other Liabilities

(in millions)	2002	2001

Reserves for environmental remediation (Note 26)	$97	$136
Deferred revenue on supply contracts	63	49
Other	87	97

Total	$247	$282

Note 22: Stockholders’ Equity

Dividends paid on ESOP shares, used as a source of funds for meeting the ESOP financing obligation, were $12.8 million, $13.8 million and $13.2 million in 2002, 2001 and 2000, respectively. These dividends were recorded net of the related U.S. tax benefits. The number of ESOP shares not allocated to plan members at December 31, 2002 and 2001 were 11.1 million and 11.6 million, respectively.

We recorded compensation expense of $6 million in 2002, 2001 and 2000 for ESOP shares allocated to plan members. We expect to record annual compensation expense at approximately this level over the next 18 years as the remaining $107 million of ESOP shares are allocated. The allocation of shares from the ESOP is expected to fund a substantial portion of our future obligation to match employees savings plan contributions as the market price of Rohm and Haas stock appreciates.

We repurchased an insignificant number of shares in 2002, 2001 and 2000.

The reconciliation from basic to diluted earnings (loss) per share is as follows:

	Earnings
	(Loss)	Shares	Per-Share
(in millions, except per share amounts)	(Numerator)	(Denominator)	Amount

2002
Net loss available to shareholders	$(570)	220.9	$(2.58)
Dilutive effect of options(a)	–	1.0

Diluted loss per share	$(570)	221.9	$(2.57)

2001
Net earnings available to shareholders	$395	220.2	$1.79
Dilutive effect of options(a)	–	–

Diluted earnings per share	$395	220.2	$1.79

2000
Net earnings available to common shareholders	$354	219.5	$1.61
Dilutive effect of options(a)	–	1.0

Diluted earnings per share	$354	220.5	$1.61

(a)	For the year ended December 31, 2002, 1.1 million shares attributable to stock options were excluded from the calculation of diluted earnings per share as the exercise price of the stock options was greater than the average market price. For the year ended December 31, 2001, 4.6 million shares attributable to stock options were excluded from the calculation of diluted earnings per share given the loss from continuing operations. No shares attributable to stock options were excluded for the year ended December 31, 2000.

Shareholders’ Rights Plan

In 2000, we adopted a shareholders’ rights plan under which the Board of Directors declared a dividend of one preferred stock purchase right (Right) for each outstanding share of our common stock held of record as of the close of business on November 3, 2000. The Rights initially are deemed to be attached to the common shares and detach and become exercisable only if (with certain exceptions and limitations) a person or group has obtained or attempts to obtain beneficial ownership of 15% or more of the outstanding shares of our common stock or is otherwise determined to be an “acquiring person” by the Board of Directors. Each Right, if and when it becomes exercisable, initially will entitle holders of the Rights to purchase one one-thousandth (subject to adjustment) of a share of Series A Junior Participating Preferred

Stock for $150 per one one-thousandth of a Preferred Share, subject to adjustment. Each holder of a Right (other than the acquiring person) is entitled to receive a number of shares of our common stock with a market value equal to two times the exercise price, or $300. The Rights expire, unless earlier exercised or redeemed, on December 31, 2010.

Note 23: Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss) are as follows:

(in millions)	2002	2001	2000

Foreign currency translation adjustments	$(10)	$(149)	$(74)
Minimum pension liability adjustments	(75)	(25)	(19)
Net gain (loss) on derivative instruments	(59)	28	–

Accumulated other comprehensive income (loss)	$(144)	$(146)	$(93)

Note 24: Stock Compensation Plans

As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” we continue to apply the provisions of APB Opinion No. 25. Accordingly, no compensation expense has been recognized for the fixed stock option plans since the exercise price is equal to the fair market value on the date of grant. Effective January 1, 2003, we adopted the fair value method of recording stock-based compensation as defined in SFAS No. 123 for all stock options awarded to employees after the date of adoption. All future employee stock option grants and other stock-based compensation will be expensed over the vesting period based on the fair value at the date the stock-based compensation is granted. Under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” we were permitted to choose from three alternative methods when transitioning to the fair value method of accounting for stock-based compensation. We evaluated the alternatives and will account for stock-based compensation under the prospective method beginning in 2003. In addition, beginning in 2003, the level of stock options will decrease and be replaced with additional restricted stock grants. For restricted stock awards, compensation expense, equal to the fair value of the stock on the date of the grant, is recognized over the five-year vesting period. Total compensation expense for restricted stock was $3 million, $3 million and $2 million in 2002, 2001 and 2000, respectively.

1999 Stock Plan

Under this plan, as amended in 2001, we may grant as options or restricted stock up to 19 million shares of common stock with no more than 3 million of these shares granted to any employee as options over a five-year period. No more than 50% of the shares in this plan can be issued as restricted stock. Awards under this plan may be granted only to our employees. Options granted under this plan in 2002, 2001 and 2000 were granted at the fair market value on the date of grant and generally vest over three years expiring within 10 years of the grant date. Shares of restricted stock issued in 2002 totaled 21,494 at a weighted average grant-date fair value of $36.70 per share.

Non-Employee Directors’ Stock Plan of 1997

Under the 1997 Non-Employee Directors Stock Plan, directors receive half of their annual retainer in deferred stock. Each share of deferred stock represents the right to receive one share of our common stock upon leaving the board. Directors may also elect to defer all or part of their cash compensation into deferred stock. Annual compensation expense is recorded equal to the number of deferred stock shares awarded multiplied by the market value of our common stock on the date of award. Additionally, directors receive dividend equivalents on each share of deferred stock, payable in deferred stock, equal to the dividend paid on a share of common stock.

Rohm and Haas Company Non-Qualified Savings Plan

Under this plan, as amended in 2003, employees above a certain level can add to their retirement savings by deferring compensation into the plan. We match 60% of participant’s contributions, up to 6% of the participant’s compensation in Rohm and Haas Stock Units which are rights to acquire shares of Rohm and Haas Company common stock. Participants can also make an irrevocable election to convert restricted stock on which restrictions are about to lapse into Rohm and Haas Stock Units. We do not match these elections.

Restricted Stock Plan of 1992

Under this plan, executives were paid some or all of their bonuses in shares of restricted stock instead of cash. Most shares vest after five years. The plan covers an aggregate 450,000 shares of common stock. In 1999, 73,105 shares of restricted stock were granted at weighted-average grant-date fair values of $31 per share.

Fixed Stock Option Plans

We have granted stock options to key employees under our Stock Option Plans of 1984 and 1992. Options granted pursuant to the plans are priced at the fair market value of the common stock on the date of the grant. Options vest after one year and most expire 10 years from the date of grant. No further grants can be made under either plan.

The status of our stock options as of December 31 is presented below:

	2002			2001			2000

			Weighted			Weighted			Weighted
			Average			Average			Average
	Shares		Exercise	Shares		Exercise	Shares		Exercise
	(000s)		Price	(000s)		Price	(000s)		Price

Outstanding at beginning of year	8,035		$30.60	5,696		$28.56	5,419		$25.26
Granted	4,466		38.88	2,910		33.19	1,061		40.64
Forfeited	(222)		37.01	(117)		35.44	(51)		34.65
Exercised	(693)		21.80	(454)		20.37	(733)		20.39

Outstanding at end of year	11,586		34.19	8,035		30.60	5,696		28.56

Options exercisable at year end	5,470		30.64	4,612		27.75	4,655		25.86
Weighted-average fair value of options granted during the year		$13.12			$10.74			$12.62

The Black-Scholes option pricing model was used to estimate the fair value for each grant made under the Rohm and Haas plan during the year. The following are the weighted-average assumptions used for all shares granted in the years indicated:

	2002	2001

Dividend yield	2.17%	2.42%
Volatility	33.18	33.82
Risk-free interest rate	5.03	4.95
Time to exercise	6 years	6 years

The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

	Options Outstanding		Options Exercisable

		Weighted-	Weighted-		Weighted-
Range	Number	Average	Average	Number	Average
Of	Outstanding	Remaining	Exercise	Exercisable	Exercise
Exercise Prices	(000s)	Life (Years)	Price	(000s)	Price

$17 to 25	1,136	2.4	$21.73	1,136	$21.73
$25 to 37	5,238	6.6	$31.73	3,442	$30.95
$37 to 45	5,212	8.8	$39.39	892	$40.80

	11,586			5,470

Note 25: Leases

We lease certain properties and equipment used in our operations, primarily under operating leases. Most lease agreements require minimum lease payments and may include a contingent rental based on equipment usage and escalation factors. Total net rental expense incurred under operating leases amounted to $65 million in 2002, $73 million in 2001 and $80 million in 2000.

Total future minimum lease payments under the terms of non-cancelable operating leases are as follows:

(in millions)
2003	$41	2006	$27
2004	37	2007	20
2005	30	Thereafter	58

Note 26: Contingent Liabilities, Guarantees and Commitments

Environmental

There is a risk of environmental impact in chemical manufacturing operations. Our environmental policies and practices are designed to ensure compliance with existing laws and regulations and to minimize the possibility of significant environmental impact.

The laws and regulations under which we operate require significant expenditures for capital improvements, the operation of environmental protection equipment and remediation. Future developments and even more stringent environmental regulations may require us to make additional unforeseen environmental expenditures. Our major competitors are confronted by substantially similar environmental risks and regulations.

We are a party in various government enforcement and private actions associated with former waste disposal sites, many of which are on the U.S. Environmental Protection Agency’s (EPA) National Priority List, and we have been named a potentially responsible party (PRP) at approximately 140 inactive waste sites where remediation costs have been or may be incurred under the Federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. In some of these cases we may also be held responsible for alleged property damage. We have provided for future costs at certain of these sites. We are also involved in corrective actions at some of our manufacturing facilities.

We consider a broad range of information when we determine the amount necessary for remediation accruals, including available facts about the waste site, existing and proposed remediation technology and the range of costs of applying those technologies, prior experience, government proposals for this or similar sites, the liability of other parties, the ability of other PRPs to pay costs apportioned to them and current laws and regulations. We assess the accruals quarterly and update as additional technical and legal information becomes available. However, at certain sites, we are unable, due to a variety of factors, to assess and quantify the ultimate extent of our responsibility for study and remediation costs. Among the sites for which we have accrued liabilities are both non-company-owned Superfund sites and company facilities. Our significant sites are described in more detail below.

Whitmoyer Site

The Whitmoyer site, located in Jackson Township, Lebanon County, Pennsylvania, was the location of a veterinary pharmaceutical manufacturing facility. When Rohm and Haas acquired the site in 1964, it discovered arsenic contamination and we voluntarily undertook extensive remedial measures with the guidance of the Pennsylvania Department of Health. In 1978, we sold the site to Beecham, Inc., which in turn sold the site to Stafford Laboratories in 1982. GlaxoSmithKline is the successor entity to Beecham, Inc., and the only other solvent known PRP for this site. Remediation on the site has been completed except for ongoing groundwater remediation. In January 2003, the Company settled litigation with GlaxoSmithKline out of court and based on this settlement adjusted the accrual as of December 31, 2002 to reflect the agreed-upon allocation of the remediation costs.

Woodlands’ Sites

The Woodlands’ sites include two separate locations in the New Jersey Pinelands near Chatsworth, New Jersey. The other known PRPs share remedial costs with Rohm and Haas. These PRPs are performing a groundwater treatment program at these sites that is expected to be completed in 3 to 4 years. Once the groundwater treatment program is completed, the PRPs are required to monitor a downgradient groundwater plume.

Kramer Landfill

During the 1970’s, our manufacturing waste and that of numerous other known PRPs was disposed of at the Kramer Landfill located in Mantua Township, New Jersey. Rohm and Haas and other PRPs entered into a Consent Decree with the New Jersey Department of Environmental Protection and the EPA in March 1998. All remedial tasks have been completed except for groundwater remediation. The PRPs are currently operating the groundwater treatment facility at the site. The groundwater treatment program is expected to continue for an indeterminate time.

Wood-Ridge Site

In Wood-Ridge, New Jersey, Morton and Velsicol Chemical Corporation (Velsicol) have been held jointly and severally liable for the cost of remediation of environmental problems associated with a mercury processing plant (Site) subsequently acquired by Morton. As of the date we acquired Morton, Morton disclosed and accrued for certain ongoing studies related to the Site. Additional data gathering has delayed completion of these studies until 2003 or later. In our allocation of the purchase price of Morton, we accrued for additional study costs as of December 31, 1999 and additional remediation costs in the first half of 2000 based on the ongoing studies.

Our exposure at the Site will depend on the results of attempts to obtain contributions from others believed to share responsibility. A cost recovery action against certain parties is pending in federal court. This action has been stayed pending future regulatory developments and the appeal of a summary judgment ruling in favor of one of the defendants. Settlements have been reached with some defendants for de minimis claims associated with the Site.

Our exposure will also depend upon the continued ability of Velsicol to contribute to remediation costs. In 2001, Velsicol stopped paying its share of expenses. Velsicol’s indemnitor, Fruit of the Loom, Inc., has been reorganized under Chapter 11 bankruptcy and was discharged of its responsibility for this Site after a payment to us of approximately $1 million. In 2002, the bankruptcy court approved a government settlement entered into with Velsicol, Fruit of the Loom, and other parties, which created a fund to be used to respond to the Velsicol liabilities at several sites, including Wood-Ridge. Morton has contractual rights against Velsicol for payment of a share of remedial costs. These rights are not affected by the government settlement.

We also agreed to fund up to $225,000 for the EPA to develop a workplan for a separate study of contamination in Berry’s Creek, which runs near the Site, and of the surrounding wetlands. In October, 2002, the EPA requested information relating to sources of contamination in Berry’s Creek; we understand this request was sent to over ninety potentially responsible parties. The estimated costs of any resulting remediation of Berry’s Creek were not considered in the allocation of the Morton purchase price. There is much uncertainty as to what will be required to address Berry’s Creek, but cleanup costs could be very high and our share of these costs could be material to the results of our operations, cash flows and consolidated financial position.

Moss Point

During 1996, the EPA notified Morton of possible irregularities in water discharge monitoring reports filed by its Moss Point, Mississippi plant in early 1995. Morton investigated and identified other environmental issues at the plant. Although at the date of acquisition Morton had accrued for some remediation and legal costs, we revised these accruals as part of the allocation of the purchase price of Morton based on our discussions with the authorities and on the information available as of June 30, 2000. In 2000, we reached agreement with the EPA, the Department of Justice and the State of Mississippi, resolving these historical environmental issues. The agreement received court approval in early 2001. The final settlement included payment of $20 million in civil penalties, which were paid in the first quarter of 2001, $2 million in criminal penalties, which were paid in the fourth quarter of 2000, and $16 million in various Supplemental Environmental Projects. The accruals established for this matter were sufficient to cover these and other related costs of the settlement. In December 2001, we closed the chemicals portion of the Moss Point facility. Although we have not yet been served, in December 2002 a complaint was filed in Mississippi on behalf of over 700 plaintiffs against Morton International, Rohm and Haas, Joseph Magazzu and the Mississippi Department of Environmental Quality alleging personal injury and property damage caused by environmental contamination. At this time, we see no basis for these claims and we will defend this case vigorously.

Houston Plant

Our Houston plant is an approximately 900 acre facility located in Deer Park, Texas. The Texas Commission on Environmental Quality (TCEQ) issued a Resource Conservation and Recovery Act (RCRA) Part B Permit and a Compliance Plan calling for a RCRA Facility Investigation for certain Solid Waste Management Units (SWMU’s) and remediation of other units. Pursuant to the Compliance Plan and subsequent investigations, the facility continues to operate groundwater recovery systems at two units, has investigated and continues to monitor one unit, will prepare a Corrective Measures Study for another unit, and has submitted the Affected Property Assessment Report (APAR) concluding that no further action is required for four units. Final approval of the APAR is pending TCEQ’s review.

Paterson Site

We closed the former Morton plant at Paterson, New Jersey in December 2001, and are currently undertaking remediation of the site under New Jersey’s Industrial Site Recovery Act. Investigation of contamination of shallow soils and groundwater is nearly complete, with further investigation of deeper groundwater ongoing. Remediation systems for product and shallow groundwater recovery are in place and awaiting authorization from New Jersey Authorities to operate, and soil remediation measures are undergoing evaluation. An accrual was recorded for known remediation activities in September 2000, and revised in September 2002, to address information obtained during the ongoing site investigation.

Other Environmental Matters

The amount charged to earnings pre-tax for environmental remediation was $3 million, $28 million and immaterial for the years ended December 31, 2002, 2001 and 2000, respectively. The reserves for remediation were $123 million and $150 million at December 31, 2002 and 2001, respectively, and are recorded as liabilities (current and long-term) in the Consolidated Balance Sheets. These reserves include amounts resulting from the allocation of the purchase price of Morton. We are pursuing lawsuits over insurance coverage for certain environmental liabilities. It is our practice to reflect environmental insurance recoveries in results of operations for the quarter in which the litigation is resolved through settlement or other appropriate legal processes. Resolutions typically resolve coverage for both past and future environmental spending. We settled with several of our insurance carriers and recorded income pre-tax of approximately $76 million, $13 million and $1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

In addition to accrued environmental liabilities, we have reasonably possible loss contingencies related to environmental matters of approximately $70 million and $73 million at December 31, 2002 and December 31, 2001, respectively. We have reserved for the costs we believe are probable and estimable and other costs which have not met the definition of probable have been included in our disclosure of reasonably possible loss contingencies. Further, we have identified other sites, including our larger manufacturing facilities, where additional future environmental remediation may be required, but these loss contingencies cannot reasonably be estimated at this time. These matters involve significant unresolved issues, including the number of parties found liable at each site and their ability to pay, the outcome of negotiations with regulatory authorities, the alternative methods of remediation and the range of costs associated with those alternatives. We believe that these matters, when ultimately resolved, which may be over an extended period of time, will not have a material adverse effect on our consolidated financial position or consolidated cash flows, but could have a material adverse effect on consolidated results of operations or cash flows in any given period.

Capital spending for new environmental protection equipment was $23 million in 2002 versus $26 million in 2001 and $27 million in 2000. Spending for 2003 and 2004 is expected to be $25 million and $31 million, respectively. Capital expenditures in this category include projects whose primary purposes are pollution control and safety, as well as environmental aspects of projects in other categories that are intended primarily to improve operations or increase plant efficiency. We expect future capital spending for environmental protection equipment to be consistent with prior-year spending patterns. Capital spending does not include the cost of environmental remediation of waste disposal sites.

Cash expenditures for waste disposal site remediation were $30 million in 2002, $51 million in 2001 and $33 million in 2000. The expenditures for remediation are charged against accrued remediation reserves. The cost of operating and maintaining environmental facilities was $101 million, $129 million and $114 million in 2002, 2001 and 2000 respectively, and was charged against current-year earnings.

Other Litigation

In February 2003, we were served with European Commission Decisions requiring submission to investigations in France and the United Kingdom, a search permit in Japan from the Japanese Fair Trade Commission, an order for the production of records and information in Canada and two grand jury records subpoenas in the United States all relating to a global antitrust investigation of the Plastics Additives industry. We are cooperating fully with all governmental authorities.

There has been increased publicity about asbestos liabilities faced by manufacturing companies. As a result of the bankruptcy of most major asbestos producers, plaintiffs’ attorneys are increasing their focus on peripheral defendants, including the Company. We believe that we have adequate reserves and insurance and do not believe we have a material asbestos exposure.

There are pending lawsuits filed against Morton related to employee exposure to asbestos at a manufacturing facility in Weeks Island, Louisiana with additional lawsuits expected. We expect that most of these cases will be dismissed because they are barred under worker’s compensation laws; however, cases involving asbestos-caused malignancies may not be barred under Louisiana law. Subsequent to the Morton acquisition, we commissioned medical studies to estimate possible future claims and recorded accruals based on the results. Morton has also been sued in connection with the former Friction Division of the former Thiokol Corporation, which merged with Morton in 1982. Settlement amounts to date have been minimal and many cases have closed with no payment. We estimate that all costs associated with future claims, including defense costs, will be well below our insurance limits. In addition, like most manufacturing companies, we have been sued, generally as one of many defendants, by non-employees who allege exposure to asbestos on company premises. We do not believe that it is reasonably possible that a material loss will be incurred in excess of the amounts recorded for all pending cases.

We are also parties to litigation arising out of the ordinary conduct of our business. Recognizing the amounts reserved for such items and the uncertainty of the ultimate outcomes, it is our opinion that the resolution of all these pending lawsuits, investigations and claims will not have a material adverse effect, individually or in the aggregate, upon our results of operations, cash flows or our consolidated financial position.

Indemnifications

In connection with the divestiture of several of our operating businesses, we have agreed to retain, and/or indemnify the purchaser against certain liabilities of the divested business, including liabilities relating to defective products sold by the business or environmental contamination arising or taxes accrued prior to the date of the sale. Our indemnification obligations with respect to these liabilities may be indefinite as to duration and may or may not be subject to a deductible, minimum claim amount or cap. As such, it is not possible for us to predict the likelihood that a claim will be made or to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist.

Note 27: New Accounting Pronouncements

Goodwill and Other Intangible Assets

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” See Note 16: Goodwill and Other Intangible Assets, net for information related to the adoption.

Asset Retirement Obligations

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement requires the fair value of liabilities associated with the retirement of long-lived assets to be recognized when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. This statement also requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. These asset retirement costs are included as part of the carrying asset and subsequently allocated to expense over the asset’s useful life similar to depreciation. SFAS No. 143 is effective for fiscal years beginning after December 15, 2002. We adopted this statement effective January 1, 2003 and will recognize expense for asset retirement obligation liabilities for assets already in place as of January 1, 2003. Based on our evaluation to date, the adoption of SFAS No. 143 is expected to result in a charge of approximately $.02 to $.04 per share, after-tax that will be reported as a Cumulative Effect of Accounting Change in the first quarter of 2003.

Debt Extinguishment, Intangible Assets of Motor Carriers and Lease Accounting

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement amends SFAS No. 13, “Accounting for Leases,” and other existing authoritative pronouncements in order to make various technical corrections, clarify meanings, or describe their applicability under changed conditions and also limits the classification of debt extinguishments as extraordinary items. SFAS No. 145 is effective for years beginning after May 15, 2002. We will adopt the provisions of SFAS No. 145 during the first quarter of year 2003. For the year ended December 31, 2002, we recorded extraordinary losses on early extinguishment of debt of $8 million after-tax. These losses will be reclassified to continuing operations in 2003 after adopting SFAS No. 145, to maintain comparability for the reported periods.

Guarantor’s Accounting

In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure requirements about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. We do not expect the adoption of this statement to have a material impact on our financial statements.

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based compensation. The statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the methods used on reported results. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for interim periods beginning after December 15, 2002. We adopted the annual disclosure provisions as of December 31, 2002 and the interim disclosure provisions will be adopted during the first quarter of 2003. Effective January 1, 2003, we prospectively adopted the fair value method of recording stock-based compensation as defined in SFAS No. 123 for stock options awarded to employees after the date of adoption. We expect the impact of adoption to increase stock-based compensation expense in 2003 by approximately $.01 per share, after-tax. Under the prospective method, the initial year impact is roughly one-third (based on our vesting policy) of the estimated fair value of the 2003 grants. The annual impact of adopting this pronouncement will further increase expense in subsequent years until a full “run rate” of expense is achieved.

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires a variable interest to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Management is currently assessing the impact of the new standard on our financial statements.

Schedule II

ROHM AND HAAS COMPANY AND SUBSIDIARIES

Valuation and Qualifying Accounts

	2002	2001	2000

	(in millions)
Deducted from Accounts Receivable - Allowances for losses:
Balance at beginning of year	$54	$43	$37
Additions charged to earnings	16	25	14
Acquisitions	–	1	2
Charge-offs, net of recoveries	(15)	(15)	(10)

Balance at end of year	$55	$54	$43

S-1