Form 10-K/A
period 2002-12-31
ROHM & HAAS CO
filed 2003-03-19
CIK 84792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

1

EXPLANATORY NOTE

This amendment to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 is being filed to correct typographical errors in data presented for 2001 as set forth in Note 10 of Item 8. Financial Statements and Supplementary Data. No revisions have been made to the Registrant’s financial statements or any other disclosures contained in such Annual Report.

2

Item 8. Financial Statements and Supplementary Data

3

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

4

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

Plan activity and status as of and for the years ended December 31, were as follows:

(in millions)	2002		2001

	U.S.	Non-U.S.	U.S.	Non-U.S.

Change in pension benefit obligation:
Pension benefit obligation at beginning of year	$1,321	$304	$1,323	$303
Service cost, excluding expenses	40	11	40	11
Interest cost	91	19	92	17
Participant contributions	–	2	–	2
Amendments	2	2	20	–
Actuarial loss (gain)	81	23	(32)	3
Benefits paid	(69)	(16)	(87)	(15)
Acquisitions, plan mergers	–	2	–	–
Settlements	(91)	–	(65)	(3)
Special termination benefits	33	–	30	–
Foreign currency translation adjustment	–	27	–	(14)

Pension benefit obligation at end of year	$1,408	$374	$1,321	$304

Change in plan assets:
Fair value of plan assets at beginning of year	$1,639	$289	$1,897	$334
Actual return on plan assets	(182)	(30)	(61)	(23)
Contributions	–	14	–	10
Transfer to fund retiree medical expenses	–	–	(29)	–
Settlements	(91)	–	(74)	(3)
Benefits paid	(69)	(16)	(87)	(15)
Trust expenses	(8)	–	(7)	–
Foreign currency translation adjustment	–	21	–	(14)

Fair value of plan assets at end of year	$1,289	$278	$1,639	$289

Funded status	$(119)	$(96)	$318	$(15)
Unrecognized transition asset	–	(2)	–	(3)
Unrecognized actuarial loss	399	105	(19)	24
Unrecognized prior service cost	20	5	20	4

Net amount recognized	$300	$12	$319	$10

Amounts recognized in the statement of financial position consist of:
Prepaid pension cost	$300	$5	$319	$23
Accrued benefit liability	–	(48)	–	(16)
Intangible asset	–	5	–	–
Accumulated other comprehensive loss	–	50	–	3

Net amount recognized	$300	$12	$319	$10

Plans for which accumulated benefit obligation exceeds assets:
Projected benefit obligation	$–	$(330)	$–	$(24)
Accumulated benefit obligation	–	(276)	–	(22)
Fair value of plan assets	–	230	–	9

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