Form 10-Q
period 2003-03-31
ROHM & HAAS CO
filed 2003-05-15
CIK 84792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

Registrant’s telephone number, including area code: (215) 592-3000

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

Common stock outstanding at April 30, 2003: 222,028,040 shares

ROHM AND HAAS COMPANY AND SUBSIDIARIES
FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002
Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002
Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002
Notes to Consolidated Financial Statements
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management’s discussion of market risk is incorporated herein by reference to Item 7a of its Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 17, 2003.
ITEM 4.	CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Rohm and Haas Company and Subsidiaries
Consolidated Statements of Operations

(unaudited)	Three Months Ended
(in millions, except per share amounts)	March 31,

	2003	2002

Net sales	$1,613	$1,381
Cost of goods sold	1,164	940

Gross profit	449	441

Selling and administrative expense	215	206
Research and development expense	61	62
Interest expense	32	35
Amortization of finite-lived intangibles	17	18
Share of affiliate earnings, net	3	1
Provision for restructuring and asset impairments	5	(1)
Loss on early extinguishment of debt	—	7
Other income, net	1	2

Earnings from continuing operations before income taxes and cumulative effect of accounting change	123	117
Income taxes	41	38

Earnings from continuing operations before cumulative effect of accounting change	$82	$79

Cumulative effect of accounting change, net of $3 and $57 of income taxes in 2003 and 2002, respectively	(8)	(773)

Net earnings (loss)	$74	$(694)

Basic earnings (loss) per share (in dollars):
From continuing operations	$0.37	$0.36
Cumulative effect of accounting change	(0.04)	(3.51)

Net earnings (loss) per share	$0.33	$(3.15)

Diluted earnings (loss) per share (in dollars):
From continuing operations	$0.37	$0.36
Cumulative effect of accounting change	(0.04)	(3.49)

Net earnings (loss) per share	$0.33	$(3.13)

Common dividends per share	$0.21	$0.20

Weighted average common shares outstanding — basic	220.4	220.6
Weighted average common shares outstanding — diluted	220.9	221.7

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Statements of Cash Flows

(unaudited)	Three Months Ended
(in millions)	March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$74	$(694)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	102	97
Amortization of finite-lived intangibles	17	18
Cumulative effect of accounting change, net of income taxes	8	773
Changes in assets and liabilities, net of acquisitions and divestitures:
Increase in deferred income taxes	14	20
(Increase) decrease in accounts receivable	(85)	54
Decrease in inventories	3	38
(Increase) decrease in prepaid expenses and other assets	(39)	14
Decrease in accounts payable and accrued liabilities	(68)	(193)
(Decrease) increase in federal, foreign and other income taxes payable	(2)	19
Decrease (increase) in other, net	61	(18)

Net cash provided by operating activities	85	128

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the disposal of discontinued line of business	11	—
Acquisitions/divestitures of businesses and affiliates, net	(11)	(4)
Additions to land, buildings and equipment	(85)	(68)
Proceeds from/payments for hedge of net investment in foreign subsidiaries	(16)	12

Net cash used in investing activities	(101)	(60)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	153
Repayments of long-term debt	—	(81)
Net change in short-term borrowings	(22)	18
Payment of dividends	(46)	(44)
Other, net	(1)	—

Net cash (used in) provided by financing activities	(69)	46

Net increase (decrease) in cash and cash equivalents	(85)	114
Cash and cash equivalents at beginning of period	295	92

Cash and cash equivalents at end of period	$210	$206

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Balance Sheets

(unaudited)	March 31,	December 31,
(in millions, except share data)	2003	2002

Assets
Cash and cash equivalents	$210	$295
Receivables, net	1,255	1,184
Inventories	762	765
Prepaid expenses and other current assets	351	299

Total current assets	2,578	2,543
Land, buildings and equipment, net of accumulated depreciation	2,933	2,954
Goodwill, net of accumulated amortization	1,600	1,617
Other intangible assets, net of accumulated amortization	1,861	1,861
Other assets	677	731

Total assets	$9,649	$9,706

Liabilities
Short-term obligations	$157	$180
Trade and other payables	495	481
Accrued liabilities	587	682
Federal, foreign and other income taxes payable	269	302

Total current liabilities	1,508	1,645
Long-term debt	2,884	2,872
Employee benefits	649	650
Deferred income taxes	1,176	1,162
Other liabilities	260	247

Total liabilities	6,477	6,576

Minority interest	12	11

Commitments and contingencies (Note 7)

Stockholders’ Equity
Preferred stock: no shares issued	—	—
Common stock: shares issued - 242,078,367	605	605
Additional paid-in capital	1,971	1,971
Retained earnings	1,022	994

	3,598	3,570
Treasury stock, at cost (20,939,413 and 20,946,818 shares, respectively)	(200)	(200)
ESOP shares	(105)	(107)
Accumulated other comprehensive loss	(133)	(144)

Total stockholders’ equity	3,160	3,119

Total liabilities and stockholders’ equity	$9,649	$9,706

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Rohm and Haas Company and its subsidiaries (the Company) have been prepared on a basis consistent with accounting principles generally accepted in the United States of America and are in accordance with the Securities and Exchange Commission (SEC) regulations for interim financial reporting. In the opinion of management, the financial statements reflect all adjustments, which are of a normal and recurring nature, which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Certain prior year amounts have been reclassified to conform to the current year presentation. These financial statements should be read in conjunction with the financial statements, accounting policies and the notes included in our Annual Report filed on Form 10-K with the SEC for the year ended December 31, 2002.

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

•	Asset Retirement Obligations

Effective January 1, 2003, we adopted Statement of Financial Accounting Standard (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” This statement requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The liability is measured at discounted fair value and is adjusted to its present value in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying value of the related long-lived assets and depreciated over the asset’s useful life. Our asset retirement obligations are primarily associated with the following: (1) the capping of certain wells, which are used in the manufacturing of Salt products, at the completion of their useful lives; and (2) the contractual requirement to remove or dismantle certain assets constructed on leased premises at the end of the lease term.

The adoption of SFAS No. 143 resulted in a transition charge of $11 million ($8 million after-tax), reported as a Cumulative Effect of Accounting Change in the Consolidated Statement of Operations. At January 1, 2003 we recognized a liability of $14 million representing total asset retirement obligations, which is included in Other Liabilities in the Consolidated Balance Sheet. Additionally, the carrying values of the related long-lived assets were increased by $3 million, net of accumulated depreciation.

In 2003, we will record a pre-tax charge to earnings of approximately $1 million to accrete the liability to present value and approximately $1 million for additional depreciation expense. These charges will continue through the asset retirement date.

The disclosure requirements of SFAS No. 143 provide that the pro forma liability be presented upon adoption. Our pro forma asset retirement obligation would have been $13 million if SFAS No. 143 was adopted on January 1, 2002.

The liability for certain asset retirement obligations cannot currently be measured as the retirement dates are not yet determinable. We will recognize the liability when sufficient information exists to estimate a range of potential retirement dates.

•	Debt Extinguishment and Lease Accounting

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement amends SFAS No. 13, “Accounting for Leases,” and other existing authoritative pronouncements in order to make various technical corrections, clarify meanings, or describe their applicability under changed conditions and also limits the classification of debt extinguishments as extraordinary items. SFAS No. 145 is effective for years beginning after May 15, 2002. We adopted this statement effective January 1, 2003. For the three months ended March 31, 2002, we recorded losses on early extinguishment of debt of $7 million ($5 million after-tax). In accordance with this statement, we have now reclassified the $7 million pre-tax loss from extraordinary to continuing operations.

•	Guarantor’s Accounting

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure requirements about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements were effective for financial statement periods ending after December 15, 2002. The adoption of this statement did not have a material impact on our financial statements.

•	Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based compensation. The statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the methods used on reported results. While SFAS No. 148 does not require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The transition guidance and annual and interim disclosure provisions of SFAS No. 148 were effective for fiscal years ending after December 15, 2002. We adopted the annual disclosure provisions as of December 31, 2002.

Effective January 1, 2003, we prospectively adopted the fair value method of recording stock-based compensation as defined in SFAS No. 123. As a result, in 2003 we began to expense the fair value of stock options that were awarded to employees after the date of adoption. Prior to 2003, we did not recognize compensation expense for stock options. We expect the impact of adoption, under the prospective method, to increase stock-based compensation expense in 2003 by approximately $.01 per share, after-tax. Under the prospective method, the initial year impact is roughly one-third (based on our vesting policy) of the total estimated fair value of the 2003 grants. The annual impact of adopting this pronouncement will increase expense in subsequent years until a full “run rate” of expense is achieved. Results for prior years have not been restated.

Additionally, in 2003 we made changes to our overall compensation program and increased the number of restricted stock grants awarded to employees. During the three months ended March 31, 2003, we issued approximately 1.1 million shares of restricted stock and restricted stock units to employees at a market value of $28.51 per share on date of grant. In accordance with SFAS No. 123 compensation expense will be recognized over the vesting period, which is typically five years.

The disclosure requirements of SFAS No. 148 provide that pro forma net earnings (loss) and net earnings (loss) per share be presented as if the fair value based method had been applied to all awards granted to employees, not just awards granted after the date of adoption. Since we chose the prospective method of expensing stock options, the actual stock-based compensation expense recorded in the first quarter of 2003 is less than the amount calculated for this pro forma disclosure requirement.

(in millions, except per share amounts)	Three Months Ended
	March 31,

	2003	2002

Net earnings (loss), as reported	$74	$(694)
Add: Stock-based employee compensation expense included in reported net earnings (loss), after-tax*	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, after-tax	(5)	(3)

Pro forma net earnings (loss)	$69	$(697)

Net earnings (loss) per share:
Basic, as reported	$.33	$(3.15)

Basic, pro forma	$.31	$(3.16)

Diluted, as reported	$.33	$(3.13)

Diluted, pro forma	$.31	$(3.14)

*     Expense recognized in the first quarter of 2003 was less than $1 million

•	Variable Interest Entities

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

•	Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” to improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. The statement amends and clarifies financial accounting reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The statement clarifies: 1) what circumstances a contract with an initial net investment meets the characteristic of a derivative; 2) when a derivative contains a financing component; and 3) amends the definition of an “underlying.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. Management is currently assessing the impact of the new standard on our financial statements.

NOTE 3: SEGMENT INFORMATION

We operate six business segments: Coatings, Adhesives and Sealants, Electronic Materials, Performance Chemicals, Salt and Monomers as described below. The Coatings, Electronic Materials and Performance Chemicals business segments aggregate operating segments.

•	Coatings

This segment is comprised of three businesses: Architectural and Functional Coatings; Powder Coatings; and Automotive Coatings. Architectural and Functional Coatings produces acrylic emulsions, additives and colorants that are used to make industrial and decorative coatings, varnishes and specialty finishes. This business also provides similar technology for use in the paper industry, graphic arts applications, leather garments, fiber-filled materials and textile finishes. Automotive Coatings formulates paints for the plastic interior and exterior components of cars and trucks. Powder Coatings produces a comprehensive line of thermoset and thermoplastic coatings used on everything from backyard grills to kitchen cabinetry and industrial shelving.

•	Adhesives and Sealants

This segment provides components as well as fully formulated adhesives and other products, based on a wide range of technologies, used to make carton sealing tapes, pressure-sensitive labels, flexible packaging, automotive components and other specialty laminates.

•	Electronic Materials

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

•	Performance Chemicals

This segment includes the sales and operating results of Plastics Additives, Process Chemicals (formed by combining Inorganic and Specialty Solutions and Ion Exchange Resins), Consumer and Industrial Specialties and other smaller business groups. These businesses provide products that serve a diverse set of markets, from consumer products, to additives used to manufacture plastic and vinyl products, to water treatment and purification processes for food and pharmaceutical markets, to newsprint processing.

•	Salt

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

•	Monomers

This segment produces methyl methacrylate, acrylic acid and associated esters as well as specialty monomer products. Monomers serve as the building block for many of the acrylic technologies in our other business segments and are sold externally for applications such as superabsorbant polymers and acrylic sheet.

Net Sales	Three Months Ended
	March 31,

	2003	2002 (1)

(in millions)
Business Segment
Coatings	$501	$425
Adhesives and Sealants	159	147
Electronic Materials	253	219
Performance Chemicals	330	295
Salt	281	220
Monomers	242	202
Elimination of Intersegment Sales	(153)	(127)

Total	$1,613	$1,381

Customer Location
North America	$905	$840
Europe	418	310
Asia-Pacific	244	185
Latin America	46	46

Total	$1,613	$1,381

Earnings from Continuing Operations by Business Segment (2,5)	Three Months Ended
	March 31,

	2003	2002 (1,4)

(in millions)
Business Segment
Coatings	$47	$50
Adhesives and Sealants	10	1
Electronic Materials	21	11
Performance Chemicals	16	19
Salt	29	23
Monomers	2	18
Corporate (3)	(43)	(43)

Total	$82	$79

(1)	Reclassified to conform to current year presentation.
(2)	Presented before cumulative effect of accounting change.
(3)	Corporate includes non-operating items such as interest income and expense and corporate governance costs.
(4)	In accordance with SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” 2002 earnings from continuing operations now reflect losses on early extinguishment of debt, previously reported below continuing operations as an extraordinary item. These losses are reflected within the Corporate business segment.
(5)	Earnings from continuing operations were taxed using our overall consolidated effective tax rate.

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2003, by business segment, are as follows:

		Adhesives	Electronic	Performance
(in millions)	Coatings	and Sealants	Materials	Chemicals	Salt	Total

Balance as of January 1, 2003	$311	$471	$306	$161	$368	$1,617
Goodwill related to acquisitions	—	—	1	8	—	9
Settlement of pre-acquisition tax contingencies	(7)	(9)	—	(3)	(7)	(26)

Balance as of March 31, 2003	$304	$462	$307	$166	$361	$1,600

Other Intangible Assets

Indefinite-lived Intangible Assets

The following table provides information regarding our indefinite-lived intangible assets, which all pertain to our Salt segment, as of March 31, 2003:

(in millions)
Tradename	$300
Strategic location *	60

Total	$360

*     Strategic location is a specific customer-related asset that recognizes the intangible value of our supply source in relation to a customer’s        location.

Finite-lived Intangible Assets

The following table provides information regarding our finite-lived intangible assets:

	At March 31, 2003			At December 31, 2002

	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
(in millions)	amount	amortization	Net	amount	amortization	Net

Customer list	$994	$(103)	$891	$986	$(95)	$891
Tradename	181	(23)	158	177	(22)	155
Developed technology	460	(101)	359	458	(95)	363
Patents, license agreements and other	145	(52)	93	142	(50)	92

Total	$1,780	$(279)	$1,501	$1,763	$(262)	$1,501

Amortization expense for finite-lived intangible assets was $17 million for the three months ended March 31, 2003 compared to $18 million for the three months ended March 31, 2002. Estimated amortization expense for 2003 and the five succeeding fiscal years will be approximately $67 million per year.

NOTE 5: ACQUISITIONS AND DIVESTITURES

In March 2003, we completed the sale of our dry film photoresist business to Eternal Chemical Company. As a result of this sale, we will close our North American and European dry film photoresist manufacturing operations. Eternal Chemical Company will manufacture its newly expanded dry film Photoresist product line under the Eternal company label. As part of the divestiture, we have entered into an agreement to distribute the entire Eternal dry film photoresist product line in North America and Europe, as well as to our existing customers in Asia.

In March 2003, we increased our ownership in Rodel at an additional cost of $4 million, retaining a 99% ownership. The additional cost was recorded as goodwill. Rodel is a leader in precision polishing technology serving the semiconductor, memory disk and glass polishing industries.

We completed the following significant acquisitions in 2002:

In September 2002, we acquired certain assets and liabilities of Ferro Corporation’s European powder coatings business for approximately $60 million. Ferro Corporation’s powder coatings business produces materials used mostly by manufacturers of metal products to finish materials like window frames and automotive wheels.

In 2002, we increased our ownership in Rodel at an additional cost of $22 million, retaining a 99% ownership. The additional cost was recorded as goodwill. Rodel is a leader in precision polishing technology serving the semiconductor, memory disk and glass polishing industries.

In December 2002, we acquired the global plastics additives business of our joint venture partner, Kureha Chemical for approximately $57 million. Included in the acquisition are the commercial operations throughout the Asia-

Pacific region and other areas along with the manufacturing facilities and laboratories in Singapore, as well as technical service laboratories in Beijing. Additionally, we gained full control of manufacturing sites in Singapore and Grangemouth, Scotland, which were sites previously part of the joint venture. The acquisition effectively terminates our joint ventures with Kureha Chemical. We have not yet finalized the purchase price allocation for this acquisition.

NOTE 6: PROVISION FOR RESTRUCTURING AND ASSET IMPAIRMENTS

2003 Restructuring Activities

In March 2003, we recognized a net charge of $5 million for restructuring and asset impairments. This net charge was comprised of: 1) a provision for employee separation benefits associated with cost savings initiatives throughout several of our businesses of $11 million; 2) non-cash asset impairment charges identified by our streamlining activities of $3 million; 3) gains of $5 million from the sale of idle plants; and 4) a net gain of $4 million resulting from the sale of our dry film business to Eternal Chemical in March 2003. The net gain of $4 million includes the gain on sale of the dry film business, a provision of $7 million for employee separation benefits and asset impairment charges of $3 million.

Employee separation benefits primarily represent severance pay and other direct costs associated with the elimination of approximately 340 positions, the largest single component pertains to the sale of the dry film business. As of March 31, 2003, the entire $18 million provision recorded for severance and employee benefits was included in Accrued Liabilities in the Consolidated Balance Sheet. No employees have separated from the Company as of March 31, 2003; all initiatives will be complete within one year.

2002 Restructuring Activities

In 2002, we recognized $177 million for restructuring and asset impairments. This charge was comprised of $191 million for the impairment of certain long-lived assets and costs associated with workforce reductions. Offsetting this charge was $14 million of income resulting from pension settlement gains associated with individuals terminated from our pension plans and changes to estimates, both of which were in connection with our 2001 repositioning. The provision for severance, employee benefits and other costs was $33 million. As of March 31, 2003, $22 million was included in Accrued Liabilities in the Consolidated Balance Sheet and a roll forward of activity in the first quarter of 2003 is presented below.

			Balance
	2002 Beginning		December 31,		Balance
(in millions)	Balance	Payments	2002	Payments	March 31, 2003

Severance and employee benefit costs	$31	$(2)	$29	$(8)	$21
Contract and lease termination and other costs	2	(1)	1	—	1

Total	$33	$(3)	$30	$(8)	$22

	Affected	Positions
2002 Repositioning	positions	eliminated	Remaining to be eliminated

Number of employees	410	177	233

2001 Restructuring Activities

In 2001, we launched a major repositioning initiative to enable several of our businesses to respond to structural changes in the global marketplace. In connection with these repositioning initiatives, we recognized a $330 million restructuring and asset impairment charge in the second quarter of 2001. Offsetting the charge of $330 million recorded in June 2001, was a pre-tax gain of $18 million from the recognition of settlement gains recorded for employees terminated from our pension plans in connection with restructuring activities and changes in estimates to restructuring liabilities established for the 2001 initiatives.

As of December 31, 2002, substantially all of the efforts were materially completed, with related demolition and dismantlement activity to be completed by the fourth quarter of 2003.

As of March 31, 2003, the remaining restructuring reserves of $3 million are included in Accrued Liabilities in the Consolidated Balance Sheet. As of March 31, 2003, 36 positions of 1,560 identified remain to be eliminated. All remaining activities will be complete by December 31, 2003.

	Balance			Balance		Balance
	June 30,	Changes		December 31,		March 31,
(in millions)	2001	to estimates	Payments	2002	Payments	2003

Severance and employee benefit costs	$71	$(7)	$(61)	$3	$(1)	$2
Contract and lease terminations and other costs	11	2	(12)	1	—	1

Total	$82	$(5)	$(73)	$4	$(1)	$3

NOTE 7: CONTINGENT LIABILITIES, GUARANTEES AND COMMITMENT

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

In addition, we agreed to fund up to $225,000 for the EPA to develop a workplan for a separate study of contamination in Berry’s Creek, which runs near the Site, and of the surrounding wetlands. In October, 2002, the EPA requested information relating to sources of contamination in Berry’s Creek; we understand this request was sent to over ninety potentially responsible parties. The estimated costs of any resulting remediation of Berry’s Creek were not considered in the allocation of the Morton purchase price. There is much uncertainty as to what will be required to address Berry’s Creek, but cleanup costs could be very high and our share of these costs could be material to the results of our operations, cash flows and consolidated financial position.

Moss Point

During 1996, the EPA notified Morton of possible irregularities in water discharge monitoring reports filed by its Moss Point, Mississippi plant in early 1995. Morton investigated and identified other environmental issues at the plant. Although at the date of acquisition Morton had accrued for some remediation and legal costs, we revised these accruals as part of the allocation of the purchase price of Morton based on our discussions with the authorities and on the information available as of June 30, 2000. In 2000, we reached agreement with the EPA, the Department of Justice and the State of Mississippi, resolving these historical environmental issues. The agreement received court approval in early 2001. The final settlement included payment of $20 million in civil penalties, which were paid in the first quarter of 2001, $2 million in criminal penalties, which were paid in the fourth quarter of 2000, and $16 million in various Supplemental Environmental Projects. The accruals established for this matter were sufficient to cover these and other related costs of the settlement. In December 2001, we closed the chemicals portion of the Moss Point facility and will be closing the electronic materials portion as part of the sale of the dry film business. In December 2002 a complaint was filed in Mississippi on behalf of over 700 plaintiffs against Morton International, Rohm and Haas, Joseph Magazzu and the Mississippi Department of Environmental Quality alleging personal injury and property damage caused by environmental contamination. Similar complaints were filed in March 2003 in Mississippi on behalf of additional plaintiffs. At this time, we see no basis for these claims and we will defend these cases vigorously.

Houston Plant

Our Houston plant is an approximately 900 acre facility located in Deer Park, Texas. The Texas Commission on Environmental Quality (TCEQ) issued a Resource Conservation and Recovery Act (RCRA) Part B Permit and a Compliance Plan calling for a RCRA Facility Investigation for certain Solid Waste Management Units (SWMU’s) and remediation of other units. Pursuant to the Compliance Plan and subsequent investigations, the facility continues to operate groundwater recovery systems at two units, has investigated and continues to monitor one unit, has submitted a Corrective Measures Study for another unit, and has submitted the Affected Property Assessment Report (APAR) concluding that no further action is required for four units. Final approval of the Corrective Measures Study and the APAR is pending TCEQ’s review.

Paterson

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

Ringwood Plant

Following investigation after a railcar spill in 1984, a groundwater recovery system was voluntarily implemented at our Ringwood, Illinois facility. We expect to implement an upgrade to the existing system in early 2004. The ongoing groundwater remediation is being managed under the Illinois Environmental Protection Agency Voluntary Cleanup Program.

Goose Farm

A Morton predecessor company had a Trenton, New Jersey facility. Waste from this facility was disposed of at the Goose Farm site, located southeast of Trenton. In 1993, Morton began a soil flushing and groundwater pump and treat system to address groundwater contamination at Goose Farm. In combination with operation and maintenance activity, this effort is projected to continue through at least 2010.

Groundwater Treatment and Monitoring

Major remediation for certain sites, such as Kramer and Woodlands, has been completed. We continue; however, groundwater remediation and monitoring programs. Reserves for these costs have been established.

Other Environmental Matters

The amount charged to earnings pre-tax for environmental remediation was $4 million and $5 million for the three months ended March 31, 2003 and 2002, respectively. The reserves for remediation were $124 million and $123 million at March 31, 2003 and December 31, 2002, respectively, and are recorded as liabilities (current and long-term) in the Consolidated Balance Sheets. These reserves include amounts resulting from the allocation of the purchase price of Morton. We are pursuing lawsuits over insurance coverage for certain environmental liabilities. It is our practice to reflect environmental insurance recoveries in results of operations for the quarter in which the litigation is resolved through settlement or other appropriate legal processes. Resolutions typically resolve coverage for both past and future environmental spending.

In addition to accrued environmental liabilities, we have reasonably possible loss contingencies related to environmental matters of approximately $70 million at March 31, 2003 and December 31, 2002, respectively. We have reserved for the costs we believe are probable and estimable and other costs which have not met the definition of probable have been included in our disclosure of reasonably possible loss contingencies. Further, we have identified other sites, including our larger manufacturing facilities, where additional future environmental remediation may be required, but these loss contingencies cannot reasonably be estimated at this time. These matters involve significant unresolved issues, including the number of parties found liable at each site and their ability to pay, the outcome of negotiations with regulatory authorities, the alternative methods of remediation and the range of costs associated with those alternatives. We believe that these matters, when ultimately resolved, which may be over an extended period of time, will not have a material adverse effect on our consolidated financial position or consolidated cash flows, but could have a material adverse effect on consolidated results of operations or cash flows in any given period.

Other Litigation

In February 2003, we were served with European Commission Decisions requiring submission to investigations in France and the United Kingdom, a search permit in Japan from the Japanese Fair Trade Commission, an order for the production of records and information in Canada and two grand jury records subpoenas in the United States all relating to a global antitrust investigation of the Plastics Additives industry. We have also received a request for information from the Japanese Fair Trade Commission. We are cooperating fully with all governmental authorities.

In addition, the Company has been served with seven private civil antitrust actions in U.S. District Court for the Eastern District of Pennsylvania, one in the Southern District of New York and one in State Court in Ohio. These actions have been brought against Rohm and Haas and other producers of plastics additives products by purchasers of these products and seek civil damages as a result of alleged violations of the antitrust laws. The named plaintiffs in each of these actions are seeking to sue on behalf of all similarly situated direct purchasers of plastics additives products. Federal law provides that persons who have been injured by violations of Federal antitrust law may recover three times their actual damages plus attorneys fees. Ohio state antitrust law provides for double damage indemnity. We do not believe these cases have merit and will defend them vigorously.

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

NOTE 8: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

As discussed in our Annual Report filed on Form 10-K with the SEC, we utilize derivative and non-derivative instruments to manage market risk arising out of changes in foreign exchange rates, interest rates and commodity prices, which could have a material impact on our earnings, cash flows and fair values of assets and liabilities. We have established policies governing use of derivative and nonderivative hedging instruments. We do not use derivative instruments for trading or speculative purposes, nor are we a party to any leveraged derivative instruments or any instruments of which the values are not available from independent third parties. We manage counter-party risk by entering into derivative contracts only with major financial institutions of investment grade credit rating and by limiting the amount of exposure to each financial institution.

A summary of the after-tax activity in Accumulated Other Comprehensive Income (Loss) relating to our use of derivative and nonderivative instruments qualifying as hedges is as follows:

Accumulated Gain/(Loss) From Derivatives as a Component of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended
	March 31,

(in millions)	2003	2002

Balance as of January 1	(50)	37
Changes in fair value	(15)	12
Reclassification to earnings, net	(2)	(1)

Balance as of March 31	$(67)	$48

The accumulated loss of $67 million as of March 31, 2003 is comprised of: 1) a loss of $65 million from the hedge of net investments; 2) a $4 million loss from foreign currency cash flow hedges; and 3) a gain of $2 million from commodity hedges.

The accumulated gain of $48 million as of March 31, 2002 is comprised of: 1) a gain of $47 million from the hedge of net investments; and 2) a gain of $1 million from commodity hedges.

Additional information relating to our currency and commodity hedges, including the reclassification to earnings in the first quarter of 2003 and 2002 can be found below.

Currency Hedges

We enter into foreign exchange option and forward contracts to reduce the variability in the functional-currency-equivalent cash flows associated with foreign currency denominated forecasted transactions. These foreign exchange hedging contracts are designated as cash flow hedges to cover portions of our exposure over the next twelve-month period. As of March 31, 2003 and 2002, the total notional value of foreign currency cash flow hedging contracts in U.S. dollars was $228 million and $191 million, respectively.

Included in Accumulated Other Comprehensive Income (Loss) at March 31, 2003 is a $4 million loss, net of income taxes, which represents the effective portion of foreign currency cash flow hedges that will be reclassified to earnings in the following twelve-month period. The amount recorded within Accumulated Other Comprehensive Income (Loss) at March 31, 2002 was immaterial. The actual amounts to be charged to earnings in the following twelve-month period will differ from those amounts as a result of changing market conditions. During the three months ended March 31, 2003, a $1 million loss, net of income taxes, was reclassified to earnings out of Accumulated Other Comprehensive Income (Loss). A $3 million gain, net of income taxes, was reclassified to earnings out of Accumulated Other Comprehensive Income (Loss) during the three months ended March 31, 2002. There was no amount charged to earnings during 2002 and 2003 as an ineffective portion of changes in fair values of hedges. Both the effective and ineffective portions of cash flow hedges recorded in the Consolidated Statements of Operations are classified in Other Income, net.

We employ foreign exchange forward and swap contracts to reduce the exchange rate risk associated with recognized assets and liabilities denominated in non-functional currencies, including intercompany loans. These contracts generally require exchange of one foreign currency for another at a fixed rate at a future date. These contracts are designated as foreign currency fair value hedges with maturities generally less than twelve months. The carrying amounts of these contracts were adjusted to their market values at each balance sheet date and their related gains or losses are recorded in Other Income, net. Total foreign currency fair value hedges outstanding at March 31, 2003 and 2002 were $285 million and $315 million, respectively.

We utilize foreign exchange forward and currency collar contracts together with non-functional currency borrowings to hedge the foreign currency exposures of the net investments in foreign operating units in Europe and Japan. These transactions are designated as hedges of net investments. Accordingly, the effective portions of foreign exchange gains or losses are recorded as part of the Cumulative Translation Adjustment, which is part of Accumulated Other Comprehensive Income (Loss). At March 31, 2003 and 2002, the effective portion of changes in fair values of hedges, recorded within Accumulated Other Comprehensive Income (Loss) was a $65 million loss and a $47 million gain, after-tax, respectively. The amount that was considered ineffective on these net investment hedges was immaterial during the first quarter of 2003 but increased interest expense by $1 million during the first quarter of 2002. Total derivative and nonderivative positions designated as hedges of net investments outstanding at March 31, 2003 and 2002 were $867 million and $824 million, respectively.

Commodity Hedges

We use commodity swap, option, and collar contracts to reduce the effects of changing raw material prices. These contracts are designated and accounted for as cash flow hedges. Included in Accumulated Other Comprehensive Income (Loss) at March 31, 2003 and 2002 is a $2 million gain and a $1 million gain, net of income taxes, respectively, which represent the effective portion of cash flow hedges that will be reclassified to earnings in the following twenty-four month period. The actual amounts to be charged to earnings in the following twenty-four month period will differ from these amounts as a result of changing market conditions. For the three months ended March 31, 2003 and 2002, the amount charged to earnings out of Accumulated Other Comprehensive Income (Loss) was a $3 million gain and a $2 million loss, after-tax, respectively, which was recorded as a component of underlying Costs of Goods Sold. The notional value of commodity hedges outstanding at March 31, 2003 and 2002 was $58 million and $31 million, respectively

Interest Rate Hedges

We use interest swap agreements to optimize the worldwide financing costs by maintaining a desired level of floating rate debt. In 2001, we entered into interest swap agreements with a notional value of $950 million, which converted the fixed rate components of the $450 million notes due July 15, 2004 and the $500 million due July 15, 2009 to a floating rate based on 3 month LIBOR. Of these swap agreements, the $500 million notional value contracts maturing in 2009 and $75 million maturing in 2004 contain a credit clause where each counter-party has a right to settle at market price if the other party is downgraded below investment grade. These interest rate swap agreements are designated and accounted for as fair value hedges. The changes in fair values of interest swap agreements are marked to market through income together with the offsetting changes in fair value of underlying notes using the short cut method of measuring effectiveness. As a result, the carrying amount of these notes was increased by $91 million at March 31, 2003 as compared to $94 million at December 31, 2002 while the fair value of swaps was reported as Other Assets in the same amount. The swap agreements reduced interest expense by $10 million and $9 million during the three months ended March 31, 2003 and 2002, respectively.

No amounts were reclassified to earnings during the three months ended March 31, 2003 and 2002, in connection with forecasted transactions that were no longer considered probable of occurring.

As of March 31, 2003 and 2002, we maintain hedge positions of immaterial amounts that are effective as hedges from an economic perspective but do not qualify for hedge accounting under SFAS No. 133, as amended. Such hedges consist primarily of emerging market foreign currency option and forward contracts, and have been marked to market through income, with an immaterial impact on earnings.

NOTE 9: INVENTORIES

Inventories consist of the following:

(in millions)	March 31,	December 31,
	2003	2002

Finished products and work in-process	$559	$591
Raw materials	155	133
Supplies	48	41

Total	$762	$765

NOTE 10: COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

(in millions)	Three Months Ended March 31,

	2003	2002

Net earnings (loss)	$74	$(694)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of $15 and $1 million of income taxes, respectively	28	(1)
Current period changes in fair value of derivative and non-derivative instruments qualifying as hedges, net of $9 million and $6 million of income taxes, respectively	(17)	11

Comprehensive income (loss)	$85	$(684)

NOTE 11: EARNINGS PER SHARE

The difference in common shares outstanding used in the calculation of basic and diluted earnings per common share is primarily due to the effect of stock options as reflected in the reconciliation that follows:

	Three Months Ended March 31,

(in millions, except per share amounts)	Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

2003
Earnings from continuing operations before cumulative effect of accounting change (Basic)	$82	220.4	$.37
Dilutive effect of options (a)	—	.5

Earnings from continuing operations before cumulative effect of accounting change (Diluted)	$82	220.9	$.37

2002
Earnings from continuing operations before cumulative effect of accounting change (Basic)	$79	220.6	$.36
Dilutive effect of options (a)	—	1.1

Earnings from continuing operations before cumulative effect of accounting change (Diluted)	$79	221.7	$.36

(a)	For the three months ended March 31, 2003 and 2002, 9.4 million shares and 5.4 million shares, respectively, attributable to stock options were excluded from the calculation of diluted earnings per share as the exercise price of the stock options was greater than the average market price.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements for the year ended December 31, 2002 and Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in our 2002 Annual Report filed on Form 10-K with the Securities and Exchange Commission (SEC).

Within the following discussion, unless otherwise stated, “three month period,” refers to the three month period ended March 31, 2003 and “prior period” refers to comparisons with the corresponding period in the previous year, unless otherwise stated.

Earnings from continuing operations before cumulative effect of accounting change are abbreviated as “Earnings from continuing operations” within the MD&A and “Notes to Consolidated Financial Statements.”

Significant Items Affecting the Results of Operations

Asset Retirement Obligations

Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). This statement requires the fair value of liabilities associated with the retirement of long-lived assets to be recognized when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. Our asset retirement obligations are primarily associated with regulatory requirements surrounding brine and/or gas wells, landfills and lease requirements to return facilities to their original condition. The adoption of SFAS No. 143 resulted in a transition charge of $11million ($8 million after-tax), reported as a Cumulative Effect of Accounting Change. Additionally, at January 1, 2003 we recognized a liability of $14 million representing total asset retirement obligations, which is included in Other Liabilities in the Consolidated Balance Sheet. Corresponding net fixed assets of $3 million were capitalized as part of the carrying value of the related long-lived assets. We will recognize approximately $2 million in expense related to these asset retirement obligations in 2003.

Critical Accounting Estimates

Management’s Discussion and Analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and judgments in the application of accounting policies that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results may differ from these estimates if different assumptions are made or different conditions exist. On an ongoing basis, we evaluate our accounting policies and disclosure practices. In management’s opinion, the critical accounting estimates, as defined below, are more complex in nature and require a higher degree of judgment than the remainder of our accounting policies described in Note 1: Organization and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in the Company’s 2002 Annual Report filed on Form 10-K with the SEC.

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

From time to time, we record charges relating to efforts to strategically reposition our manufacturing footprint and support services. These accruals include estimates for termination costs for employees affected by plant closings and other reduction in force efforts. These accruals are based on various factors including the employee’s length of service, contract provisions and salary levels. At the time an accrual is established, we calculate our best estimate based upon detailed analysis. Although significant changes are not anticipated, actual costs may differ from these estimates.

•	Long-Lived Assets

Long-lived assets, such as, land, buildings, equipment and other intangible assets are depreciated over their estimated useful lives. These assets are reviewed for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever changes in circumstances indicate the carrying value may not be recoverable. Such circumstances would include items, such as, a significant decrease in the market price of a long-lived asset, a significant adverse change in the manner the asset is being used or in its physical condition or a history of operating or cash flow losses associated with the use of the asset. When such events or changes occur, we estimate the future cash flows expected to result from the use and, if applicable, the eventual disposition of the assets. The key variables that we must estimate include assumptions regarding future sales volume, prices and other economic factors. Significant management judgment is involved in estimating these variables, and they include inherent uncertainties since they are frequently forecasting future events. The assumptions used are consistent with our internal planning; however, different assumptions would result in different estimates. Therefore, we periodically evaluate and update the estimates based on the conditions that influence these variables. If such assets are considered impaired, they are written down to fair value as appropriate

Goodwill and indefinite-lived intangible assets are reviewed annually or sooner if changes in circumstances indicate the carrying value may not be recoverable under the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.” Fair values are estimated based upon forecasted cash flows discounted to present value. If actual cash flows or discount rate estimates change, we may have to record additional impairment charges not previously recognized.

The fair values of our long-term investments are dependent on the performance of the entities in which we invest, as well as volatility inherent in their external markets. In assessing potential impairment for these investments, we will consider these factors as well as the forecasted financial performance of its investment entities. If these forecasts are not met, we may have to record additional impairment charges.

•	Pension and Other Employee Benefits

Certain assumptions are used to measure plan obligations and related assets of Company-sponsored defined benefit pension plans, post-retirement benefits, post-employment benefits (e.g. medical, disability) and other employee liabilities. Plan obligations and annual expense calculations are based on a number of key assumptions. These assumptions include the weighted-average discount rate at which obligations can be effectively settled, the anticipated rate of future increases in compensation levels, the expected long-term rate of return on assets and increases or trends in health care costs. We typically use actuaries to assist us in preparing these calculations and determining these assumptions. These assumptions involve inherent uncertainties, which may not be controllable by management, and as a result, adjustments to expense may be required in future periods. The following illustrates the impact on pension expense of a 50 basis point increase or decrease from the assumptions used at December 31, 2002. The weighted-average discount rate and the estimated rate of return on assets that were used in our assumptions at December 31, 2002 were 6.67% and 8.50%, respectively.

			Combined
	Weighted-average	Estimated rate of	increase/(decrease)
(in millions)	discount rate	return on assets	pension expense

50 basis point increase	$(2)	$(8)	$(10)
50 basis point decrease	$3	$8	$11

Forward-Looking Information

This document contains forward-looking information so that investors will have a better understanding of our future prospects and make informed investment decisions. Forward-looking statements within the context of the Private Securities Litigation Reform Act of 1995 include statements anticipating future growth in sales, earnings, earnings before interest, taxes, depreciation and amortization and cash flows. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” and similar language to describe prospects for future operations or financial condition identify such forward-looking statements. Forward-looking statements are based on management’s assessment of current trends and circumstances, which may be susceptible to uncertainty, change or any other unforeseen development. Results could differ materially depending on such factors as change in business climate, economic and competitive uncertainties, raw materials and natural gas, as well as other energy sources and the ability to achieve price increases to offset such cost increases, foreign exchange rates, interest rates, acquisitions or divestitures, risks in developing new products and technologies, the impact of new accounting standards, assessments for asset impairments, the impact of tax and other legislation and regulation in the jurisdictions in which we operate, changes in business strategies, or the unanticipated costs of complying with environmental and safety regulations. As appropriate, additional factors are described in our 2002 Annual Report filed on Form 10-K with the SEC on March 17, 2003. We are under no obligation to update or alter our forward-looking statements, as a result of new changes, information, future events or otherwise.

FIRST QUARTER 2003 VERSUS FIRST QUARTER 2002 — CONSOLIDATED

Net Sales and Operating Margins

In the first quarter of 2003, we reported consolidated net sales of $1,613 million, an increase of 17% or $232 million, from prior period net sales of $1,381 million. Major components of the increase included: favorable volume and mix – 8%; the impact of favorable foreign currency — 6%, acquisitions, net of divestitures — 3%. On a consolidated basis, selling prices remained flat.

The growth from the first quarter of 2002 reflects strong sales in our Coatings, Electronic Materials and Salt segments. The increase in Coatings was driven by improved demand and share gains for new products, the impact of the acquisition of the Ferro European Powder Coatings business and the impact of favorable foreign currencies. Sales in Electronic Materials increased due to higher demand for advanced technology product lines. Salt benefited from the harsh winter season in the Midwest and Northeast United States with strong ice-control sales.

Our operating gross profit for the first quarter of 2003 was $449 million, an increase of 2% from $441 million in the first quarter of 2002. Gross profit margin decreased to 28% from 32% in 2002 primarily due to the increased raw material, energy and manufacturing costs only partially offset by volume growth, reduction in discretionary spending, the impact of favorable currency and the absence of demolition and dismantlement costs associated with the 2001 restructuring activities.

We anticipate raw material and natural gas prices to significantly exceed 2002 levels this year; however, it is difficult to predict the extent and duration of the higher prices. To support our operations, we purchase approximately 2.8 billion pounds of petrochemical-based raw materials globally. The single largest of these raw materials is propylene. We are making efforts to mitigate the impact of escalating raw material and energy costs, primarily by exercising control over discretionary spending and by increasing selling prices, yet anticipate the gap between raw material and selling prices to continue to negatively impact gross margins during 2003.

Selling, Administrative and Research Expenses

Selling, administrative and research expenses (SAR) expenses increased 3%, or $8 million, to $276 million from $268 million in the first quarter of 2002, primarily due to increased employee costs, particularly health care and normal wage increases. Research and development expenses decreased from the prior period by $1 million. SAR expenses decreased to 17% of net sales for the first quarter of 2003 versus 19% in 2002.

Overall, we anticipate higher employee-related costs in 2003 as a result of: (1) normal salary increases; (2) the increasing trend of health care costs; (3) an increase in pension costs due to a combination of the decline in the market value of pension plan assets and changes in certain plan assumptions, particularly the discount rate; and (4) increased stock-based compensation expense for stock option and restricted stock grants.

Interest Expense

Interest expense for the current quarter was $32 million, a 9% decline from $35 million in the prior period, primarily due to lower effective interest rates.

Amortization of Finite-lived Intangible Assets

Amortization of intangible assets for the current quarter was $17 million which was relatively consistent with the $18 million in the prior period.

Share of Affiliate Earnings, net

In the first quarter of 2003, affiliate net earnings increased to $3 million from $1 million in the first quarter of 2002. The increase was driven primarily by additional earnings for two of our joint ventures in our Coatings and Electronic Materials business segment.

Provision for Restructuring and Asset Impairments

In March 2003, we recognized a net charge of $5 million for restructuring and asset impairments. This net charge was comprised of: 1) a provision for employee separation benefits associated with cost savings initiatives throughout several of our businesses of $11 million; 2) non-cash asset impairment charges identified by our streamlining activities of $3 million; 3) gains of $5 million from the sale of idle plants; and 4) a net gain of $4 million resulting from the sale of our dry film business to Eternal Chemical in March 2003. The net gain of $4 million includes the gain on sale of the dry film business, a provision of $7 million for employee separation benefits and asset impairment charges of $3 million. The anticipated annual cost savings from these efforts is approximately $16 million, primarily through a reduction in compensation expense.

In 2002, we reported a gain of $1 million relating to the 2001 repositioning initiatives. The gain was comprised of a $3 million charge, pre-tax, from changes in estimates to restructuring liabilities and a gain of $4 million, pre-tax, from the recognition of settlement gains recorded for employees terminated from our pension plans. It is our policy to recognize settlement gains at the time an employee’s pension liability is settled.

We are continuing to analyze other productivity initiatives, including organizational restructuring, plant closures and manufacturing footprint redesign to improve financial performance. Future initiatives could result in restructuring and asset impairment charges. Additionally, the annual impairment review for goodwill and indefinite-lived intangibles, required by SFAS No. 142, will be completed as of May 31, 2003. Any impairment charges resulting from the annual impairment review will be included in the Consolidated Statements of Operations.

Loss on Early Extinguishment of Debt

For the three months ended March 31, 2002, we recognized losses on early extinguishment of debt of $7 million pre-tax. These losses were reclassified to continuing operations to conform to the current year presentation in accordance with SFAS No. 145. In 2002, these losses were reported as extraordinary, below continuing operations.

Other Income, net

In the first quarter of 2003, net other income declined to $1 million from $2 million in the prior period largely due to decreased interest income.

Effective Tax Rate

The effective tax rate for earnings from continuing operations for the first quarter of 2003 was 33.5% compared to 32.5% in the prior period. The increase is primarily due to fewer credits on higher earnings as compared to the prior period.

Cumulative Effect of Accounting Change

The adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations,” was a required change in accounting principle and the cumulative effect of adopting this standard as of January 1, 2003 resulted in a non-cash, after-tax charge of $8 million in the first quarter of 2003. Additional information can be found in Note 2: New Accounting Pronouncements of this interim report for the three months ended March 31, 2003.

The adoption of SFAS No. 142 “Goodwill and Other Intangible Assets, net,” was a required change in accounting principle and the cumulative effect of adopting this standard as of January 1, 2002 resulted in a non-cash, after-tax charge of $773 million effective in the first quarter of 2002. Additional information can be found in Note 16:

Goodwill and Other Intangible Assets, net of the Notes to Consolidated Financial Statements included in the Company’s 2002 Annual Report filed on Form 10-K with the SEC.

Net Earnings (Loss)

In the first quarter of 2003, we reported net earnings of $74 million compared to a net loss in the prior period of $694 million. Earnings per diluted share of $.33 in 2003 compared to a loss per diluted share of $3.13 in the prior period.

Earnings from continuing operations of $82 million in the first quarter of 2003 compared to $79 million in the prior period. Strong volume growth, control of discretionary spending and the impact of favorable foreign currency slightly offset significantly increased raw material, energy and manufacturing costs in the first quarter of 2003.

Net earnings in 2003 included a charge of $8 million for asset retirement obligations, resulting from the adoption of SFAS No. 143. The net loss of $694 million in 2002 was driven by the adoption of SFAS No. 142, which resulted in a $773 million charge for impairment losses. As discussed above, both of these charges were reflected as Cumulative Effects of Accounting Change.

FIRST QUARTER 2003 VERSUS FIRST QUARTER 2002 – BY BUSINESS SEGMENT

Net Sales
	Three Months Ended
	March 31,

(in millions)	2003	2002(1)

Business Segment
Coatings	$501	$425
Adhesives and Sealants	159	147
Electronic Materials	253	219
Performance Chemicals	330	295
Salt	281	220
Monomers	242	202
Elimination of Intersegment Sales	(153)	(127)

Total	$1,613	$1,381

Customer Location
North America	$905	$840
Europe	418	310
Asia-Pacific	244	185
Latin America	46	46

Total	$1,613	$1,381

Earnings from Continuing Operations by Business Segment (2,5)
	Three Months Ended
	March 31,

(in millions)	2003	2002 (1,4)

Business Segment
Coatings	$47	$50
Adhesives and Sealants	10	1
Electronic Materials	21	11
Performance Chemicals	16	19
Salt	29	23
Monomers	2	18
Corporate (3)	(43)	(43)

Total	$82	$79

(1)	Reclassified to conform to current year presentation.

(2)	Presented before cumulative effect of accounting change.
(3)	Corporate includes non-operating items such as interest income and expense and corporate governance costs.
(4)	In accordance with SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” 2002 earnings from continuing operations now reflect losses on early extinguishment of debt, previously reported below continuing operations as an extraordinary item. These losses are reflected within the Corporate business segment.
(5)	Earnings from continuing operations were taxed using our overall consolidated effective tax rate.

Coatings

Net sales from Coatings were $501 million, an increase of 18% from net sales of $425 million in 2002. Sales for Architectural and Functional Coatings increased 13% from the prior year, driven by strong market demand, especially in the Do-It-Yourself sector, the impact of favorable foreign currencies, price increases and share gain due to new products, including SG 30 semi-gloss binder and our newest opaque polymer, Ropaque ULTRA. Demand also increased for our opaque polymers for the lightweight paper coatings used in magazines and catalogs. Powder Coatings net sales increased 60% over the prior period primarily due to sales from our acquisition of Ferro’s European powder coatings business, acquired in September of 2002. Net sales from Automotive Coatings increased 10% from the prior period due to the increased use of plastic parts for automobiles, higher auto builds and new products such as, durable matte, chrome and urethane clear-coat finishes.

Earnings from continuing operations decreased to $47 million in 2003 from $50 million in 2002. The decline from the prior period reflects significant raw material and energy cost increases which were partially offset by favorable volume, product mix, pricing and currency.

Adhesives and Sealants

In the first quarter of 2003, net sales from Adhesives and Sealants were $159 million, an increase of 8% from net sales of $147 million in 2002, primarily driven by the favorable impact of currencies. Our Latin America and Asia Pacific regions reported sales growth in markets for the pressure-sensitive adhesives and transportation.

Earnings from continuing operations were $10 million in 2003, compared to $1 million from the prior period. The increase is primarily due to favorable operating efficiencies gained from our manufacturing and laboratory redesign, the impact of favorable foreign currencies, tighter control of discretionary spending, lower research and engineering costs and the absence of demolition and dismantlement costs associated with the 2001 restructuring initiatives. These gains were partially offset in part by higher raw material costs in 2003.

Electronic Materials

In the first quarter of 2003, net sales from Electronic Materials were $253 million, an increase of 16% from prior period net sales of $219 million, reflecting the improved external environment for electronics compared to a relatively weak first quarter in 2002. This growth can be primarily attributed to greater demand for advanced technology product lines which increased 35% from the prior period as well as the impact of favorable foreign currency. Sales from our advanced technology products account for approximately one-third of total Electronic Materials sales.

Earnings from continuing operations were $21 million for 2003, as compared to $11 million in 2002. In addition to the benefits realized from increased demand for higher-value product lines, we realized benefits from tight discretionary cost controls and the impact of prior period restructuring initiatives.

Performance Chemicals

In the first quarter of 2003, net sales from Performance Chemicals were $330 million, an increase of 12% from prior period net sales of $295 million.

Sales from Plastics Additives increased 22% from the prior period primarily due to the results of our Kureha acquisition included in the first quarter of 2003, the favorable impact of foreign currency and increased selling prices. Market demand was mixed with the European packaging market and the North American pipe market reporting increased demand, while the European building and construction markets and North American vinyl siding market decreasing as compared to the prior period. Sales in Consumer and Industrial Specialties increased 11% over the prior period from growth in the Latin America and Asia-Pacific regions as well as the impact of favorable currency. Regulatory changes, including the ban on tin in marine anti-foulant coatings and the ban on copper, chrome and arsenic in wood preservation increased demand for our SeaNine and Skane biocides. Net sales from Process Chemicals (formed by combining Inorganic and Specialty Solutions and Ion Exchange Resins) remained flat over the first quarter of 2002 as gains from favorable foreign currency were offset by lower demand.

Earnings from continuing operations for the segment in total were $16 million this quarter, compared to $19 million in the prior period. The earnings decrease was driven primarily by increased raw material, energy and restructuring costs partially offset by favorable foreign currency in the first quarter of 2003.

Salt

In the first quarter of 2003, net sales from Salt were $281 million, an increase of 28% from prior period net sales of $220 million. The growth from 2002 is primarily driven by higher ice-control volume resulting from the impact of the severe winter weather in the Northeast and East Central portions of the United States. These gains were partially offset by lower selling prices resulting from the high levels of ice-control inventory carried over from the prior year. Sales from non-ice control products were also higher than the prior period.

Earnings from continuing operations were $29 million for 2003 compared to $23 million from the prior period reflecting the sales increases, favorable operating variances attributable to the increased production volumes in ice control and lower discretionary spending, all of which were partially offset by increased transportation and promotional spending.

Monomers

In the first quarter of 2003, net sales from Monomers were $242 million, an increase of 20% from prior period net sales of $202 million. The increase was generated primarily by increased demand in the downstream acrylic businesses, both internally and externally, and higher selling prices.

Earnings from continuing operations were $2 million for the current period compared to $18 million in the prior period. The decrease was driven by significantly increased raw material and energy as well as residual expenses from the outages at our Deer Park, Texas plant in December 2002. Other contributing factors include purchase premiums for supplemental methyl methacrylate supply due to the outages and first quarter routine maintenance shut down.

Corporate

Corporate reported a loss from continuing operations of $43 million in both the first quarter of 2003 and 2002. Lower interest costs were offset by increased employee costs including: health care; pension due to the combination of the decline in the fair market value during 2002 of pension plan assets and the change in certain actuarial assumptions year on year and stock based compensation due to the expensing of stock options and restricted stock grants in the first quarter of 2003.

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

During the three months ended March 31, 2003, cash decreased by $85 million. Operating activities generated $85 million in the first quarter of 2003, $43 million less than the $128 million generated in the prior year first quarter. The decrease in cash from operating activities is primarily the result of the growth in customer receivables during the current year period versus a decline last year. This growth in receivables is a direct result of the strong sales growth generated during the first quarter of 2003. On a sequential quarter basis, sales increased 12% in the current period as compared to 3% in the prior period.

Cash used by investing activities was $101 million for three months ended March 31, 2003. Additions to land, buildings and equipment accounted for $85 million of the cash outflow. For the three months ended March 31, 2002, cash used by investing activities was $60 million, primarily from capital spending.

Net cash used in financing activities was $69 million in for the three months ended March 31, 2003 as compared to net cash provided by financing activities of $46 million for the three months ended March 31, 2002. Our cash outflows in the three months ended March 31, 2003 were primarily $46 million for dividends and $22 million for the net repayments of short-term borrowings. We issued 20 billion yen-denominated (approximately $149 million) 30-year 3.50% coupon notes via a private placement in the first quarter of 2002. Offsetting the proceeds from the 2002 debt issuance were the net repayments of $81 million of long-term debt and $44 million in dividend payments.

We focus on increasing cash flow from operations to achieve our financial objectives and to provide consistent shareholder return with dividend growth. In the remainder of 2003, we anticipate utilizing cash from operations to pay out dividends, acquire capital assets and further reduce our net debt levels.

	Three Months Ended
(in millions)	March 31,

	2003	2002

Cash provided by operating activities	$85	$128
Capital asset spending	(85)	(68)
Dividends	(46)	(44)

Total borrowings were $3,041 million and $3,052 million at March 31, 2003 and December 31, 2002, respectively. The carrying value of our long-term debt increased to $2,884 million at March 31, 2003 from $2,872 million at December 31, 2002. This increase is primarily attributable to increases in the translated value of our Euro-denominated debt.

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

Despite the fall in the value of plan assets in retirement plans at year-end 2002, the U.S. plans, which represent approximately 82% of pension plan assets, remain fully-funded and will not require a cash contribution in 2003. Provided the U.S. plans achieve the assumed return targets of 8.50% in 2003, we expect the plan to remain fully- funded through 2004. For the smaller international plans, we expect to continue to contribute approximately $13 million to meet funding needs in 2003. Provided no further decline of the global capital markets, we would expect this amount to be sufficient to meet our non-U.S. plan needs in 2004.

We currently anticipate capital expenditures in 2003 to be approximately $370 million, of which approximately $45 million will be used for the ongoing enterprise resource planning (ERP) system implementation. The remainder will be used for ongoing capital projects at existing plants and the construction of our Mumbai, India plant which is expected to begin production in mid-2003.

On May 5, 2003, our Board of Directors approved a quarterly dividend of $.21 per common share payable June 1, 2003 to stockholders of record on May 16, 2003.

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

In addition, we agreed to fund up to $225,000 for the EPA to develop a workplan for a separate study of contamination in Berry’s Creek, which runs near the Site, and of the surrounding wetlands. In October, 2002, the EPA requested information relating to sources of contamination in Berry’s Creek; we understand this request was sent to over ninety potentially responsible parties. The estimated costs of any resulting remediation of Berry’s Creek were not considered in the allocation of the Morton purchase price. There is much uncertainty as to what will be required to address Berry’s Creek, but cleanup costs could be very high and our share of these costs could be material to the results of our operations, cash flows and consolidated financial position.

Moss Point

During 1996, the EPA notified Morton of possible irregularities in water discharge monitoring reports filed by its Moss Point, Mississippi plant in early 1995. Morton investigated and identified other environmental issues at the plant. Although at the date of acquisition Morton had accrued for some remediation and legal costs, we revised these accruals as part of the allocation of the purchase price of Morton based on our discussions with the authorities and on the information available as of June 30, 2000. In 2000, we reached agreement with the EPA, the Department of Justice and the State of Mississippi, resolving these historical environmental issues. The agreement received court approval in early 2001. The final settlement included payment of $20 million in civil penalties, which were paid in the first quarter of 2001, $2 million in criminal penalties, which were paid in the fourth quarter of 2000, and $16 million in various Supplemental Environmental Projects. The accruals established for this matter were sufficient to cover these and other related costs of the settlement. In December 2001, we closed the chemicals portion of the Moss Point facility and will be closing the electronic materials portion as part of the sale of the dry film business. In December 2002 a complaint was filed in Mississippi on behalf of over 700 plaintiffs against Morton International, Rohm and Haas, Joseph Magazzu and the Mississippi Department of Environmental Quality alleging personal injury and property damage caused by environmental contamination. Similar complaints were filed in March 2003 in Mississippi on behalf of additional plaintiffs. At this time, we see no basis for these claims and we will defend these cases vigorously.

Houston Plant

Our Houston plant is an approximately 900 acre facility located in Deer Park, Texas. The Texas Commission on Environmental Quality (TCEQ) issued a Resource Conservation and Recovery Act (RCRA) Part B Permit and a Compliance Plan calling for a RCRA Facility Investigation for certain Solid Waste Management Units (SWMU’s) and remediation of other units. Pursuant to the Compliance Plan and subsequent investigations, the facility continues to operate groundwater recovery systems at two units, has investigated and continues to monitor one unit, has submitted a Corrective Measures Study for another unit, and has submitted the Affected Property Assessment Report (APAR) concluding that no further action is required for four units. Final approval of the Corrective Measures Study and the APAR is pending TCEQ’s review.

Paterson

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

Ringwood Plant

Following investigation after a railcar spill in 1984, a groundwater recovery system was voluntarily implemented at our Ringwood, Illinois facility. We expect to implement an upgrade to the existing system in early 2004. The ongoing groundwater remediation is being managed under the Illinois Environmental Protection Agency Voluntary Cleanup Program.

Goose Farm

A Morton predecessor company had a Trenton, New Jersey facility. Waste from this facility was disposed of at the Goose Farm site, located southeast of Trenton. In 1993, Morton began a soil flushing and groundwater pump and treat system to address groundwater contamination at Goose Farm. In combination with operation and maintenance activity, this effort is projected to continue through at least 2010.

Groundwater Treatment and Monitoring

Major remediation for certain sites, such as Kramer and Woodlands, has been completed. We continue; however, groundwater remediation and monitoring programs. Reserves for these costs have been established.

Other Environmental Matters

The amount charged to earnings pre-tax for environmental remediation was $4 million and $5 million for the three months ended March 31, 2003 and 2002, respectively. The reserves for remediation were $124 million and $123 million at March 31, 2003 and December 31, 2002, respectively, and are recorded as liabilities (current and long-term) in the Consolidated Balance Sheets. These reserves include amounts resulting from the allocation of the purchase price of Morton. We are pursuing lawsuits over insurance coverage for certain environmental liabilities. It is our practice to reflect environmental insurance recoveries in results of operations for the quarter in which the litigation is resolved through settlement or other appropriate legal processes. Resolutions typically resolve coverage for both past and future environmental spending.

In addition to accrued environmental liabilities, we have reasonably possible loss contingencies related to environmental matters of approximately $70 million at March 31, 2003 and December 31, 2002, respectively. We have reserved for the costs we believe are probable and estimable and other costs which have not met the definition of probable have been included in our disclosure of reasonably possible loss contingencies. Further, we have identified other sites, including our larger manufacturing facilities, where additional future environmental remediation may be required, but these loss contingencies cannot reasonably be estimated at this time. These matters involve significant unresolved issues, including the number of parties found liable at each site and their ability to pay, the outcome of negotiations with regulatory authorities, the alternative methods of remediation and the range of costs associated with those alternatives. We believe that these matters, when ultimately resolved, which may be over an extended period of time, will not have a material adverse effect on our consolidated financial position or consolidated cash flows, but could have a material adverse effect on consolidated results of operations or cash flows in any given period.

Other Litigation

In February 2003, we were served with European Commission Decisions requiring submission to investigations in France and the United Kingdom, a search permit in Japan from the Japanese Fair Trade Commission, an order for the production of records and information in Canada and two grand jury records subpoenas in the United States all relating to a global antitrust investigation of the Plastics Additives industry. We have also received a request for information from the Japanese Fair Trade Commission. We are cooperating fully with all governmental authorities.

In addition, the Company has been served with seven private civil antitrust actions in U.S. District Court for the Eastern District of Pennsylvania, one in the Southern District of New York and one in State Court in Ohio. These actions have been brought against Rohm and Haas and other producers of plastics additives products by purchasers of these products and seek civil damages as a result of alleged violations of the antitrust laws. The named plaintiffs in each of these actions are seeking to sue on behalf of all similarly situated direct purchasers of plastics additives products. Federal law provides that persons who have been injured by violations of Federal antitrust law may recover three times their actual damages plus attorneys fees. Ohio state antitrust law provides for double damage indemnity. We do not believe these cases have merit and will defend them vigorously.

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

NEW ACCOUNTING PRONOUNCEMENTS

Asset Retirement Obligations

Effective January 1, 2003, we adopted Statement of Financial Accounting Standard (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” This statement requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The liability is measured at discounted fair value and is adjusted to its present value in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying value of the related long-lived assets and depreciated over the asset’s useful life. Our asset retirement obligations are primarily associated with the following: (1) the capping of certain wells, which are used in the manufacturing of Salt products, at the completion of their useful lives; and (2) the contractual requirement to remove or dismantle certain assets constructed on leased premises at the end of the lease term.

The adoption of SFAS No. 143 resulted in a transition charge of $11 million ($8 million after-tax), reported as a Cumulative Effect of Accounting Change in the Consolidated Statement of Operations. At January 1, 2003 we recognized a liability of $14 million representing total asset retirement obligations, which is included in Other Liabilities in the Consolidated Balance Sheet. Additionally, the carrying values of the related long-lived assets were increased by $3 million, net of accumulated depreciation.

In 2003, we will record a pre-tax charge to earnings of approximately $1 million to accrete the liability to present value and approximately $1 million for additional depreciation expense. These charges will continue through the asset retirement date.

The disclosure requirements of SFAS No. 143 provide that the pro forma liability be presented upon adoption. Our pro forma asset retirement obligation would have been $13 million if SFAS No. 143 was adopted on January 1, 2002.

The liability for certain asset retirement obligations cannot currently be measured as the retirement dates are not yet determinable. We will recognize the liability when sufficient information exists to estimate a range of potential retirement dates.

Debt Extinguishment and Lease Accounting

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement amends SFAS No. 13, “Accounting for Leases,” and other existing authoritative pronouncements in order to make various technical corrections, clarify meanings, or describe their applicability under changed conditions and also limits the classification of debt extinguishments as extraordinary items. SFAS No. 145 is effective for years beginning after May 15, 2002. We adopted this statement effective January 1, 2003. For the three months ended March 31, 2002, we recorded losses on early extinguishment of debt of $7 million ($5 million after-tax). In accordance with this statement, we have now reclassified the $7 million pre-tax loss from extraordinary to continuing operations.

Guarantor’s Accounting

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure requirements about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements were effective for financial statement periods ending after December 15, 2002. The adoption of this statement did not have a material impact on our financial statements

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based compensation. The statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the methods used on reported results. While SFAS No. 148 does not require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The transition guidance and annual and interim disclosure provisions of SFAS No. 148 were effective for fiscal years ending after December 15, 2002. We adopted the annual disclosure provisions as of December 31, 2002.

Effective January 1, 2003, we prospectively adopted the fair value method of recording stock-based compensation as defined in SFAS No. 123. As a result, in 2003 we began to expense the fair value of stock options that were awarded to employees after the date of adoption. Prior to 2003, we did not recognize compensation expense for stock options. We expect the impact of adoption, under the prospective method, to increase stock-based compensation expense in 2003 by approximately $.01 per share, after-tax. Under the prospective method, the initial year impact is roughly one-third (based on our vesting policy) of the total estimated fair value of the 2003 grants. The annual impact of adopting this pronouncement will increase expense in subsequent years until a full “run rate” of expense is achieved.

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

Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” to improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. The statement amends and clarifies financial accounting reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The statement clarifies: 1) what circumstances a contract with an initial net investment meets the characteristic of a derivative; 2) when a derivative contains a financing component; and 3) amends the definition of an “underlying”. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. Management is currently assessing the impact of the new standard on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK

Management’s discussion of market risk is incorporated herein by reference to Item 7a of the Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 17, 2003.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures for financial reporting to ensure that information required to be disclosed in the Company’s reports submitted under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These controls and procedures also ensure that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

b) Changes in Internal Controls

As previously disclosed, the Company is in the process of implementing an Enterprise Resource Planning (ERP) system globally. The implementation is phased and planned to be complete in 2004. The Company is taking the necessary steps to monitor and maintain appropriate internal controls during this period of change. We are evaluating our internal controls at the end of each quarter. Accordingly, there have been no significant changes in our internal controls since our March 31, 2003 review.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information related to Legal Proceedings, see Note 7: Contingent Liabilities, Guarantees and Commitments in the accompanying Notes to Consolidated Financial Statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

(99.1) Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002.

(b)	Reports filed or furnished on Form 8-K during the quarter ended March 31, 2003:

     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 15, 2003	ROHM AND HAAS COMPANY
(Registrant)

BRADLEY J. BELL
SENIOR VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

Section 302 Certification

I, Raj L. Gupta, Chairman and Chief Executive Officer certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Rohm and Haas Company (“Rohm and Haas”);

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

b) evaluated the effectiveness of Rohm and Haas’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     Rohm and Haas’s other certifying officer and I have disclosed, based on our most recent evaluation, to Rohm and Haas’s auditors and the audit committee of Rohm and Haas’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect Rohm and Haas’s ability to record, process, summarize and report financial data and have identified for Rohm and Haas’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in Rohm and Haas’s internal controls; and

6.     Rohm and Haas’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Raj L. Gupta
Raj L. Gupta Chairman and Chief Executive Officer

Section 302 Certification

I, Bradley J. Bell, Senior Vice President and Chief Financial Officer certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Rohm and Haas Company (“Rohm and Haas”);

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

b) evaluated the effectiveness of Rohm and Haas’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     Rohm and Haas’s other certifying officer and I have disclosed, based on our most recent evaluation, to Rohm and Haas’s auditors and the audit committee of Rohm and Haas’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect Rohm and Haas’s ability to record, process, summarize and report financial data and have identified for Rohm and Haas’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in Rohm and Haas’s internal controls; and

6.     Rohm and Haas’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Bradley J. Bell

Bradley J. Bell Senior Vice President and Chief Financial Officer