Form 10-Q
period 2003-06-30
ROHM & HAAS CO
filed 2003-08-12
CIK 84792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
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
Yes  [X]  No  [  ].

Common stock outstanding at July 31, 2003: 222,357,106 shares

ROHM AND HAAS COMPANY AND SUBSIDIARIES
FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002
Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002
Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Rohm and Haas Company and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
(unaudited)	June 30,		June 30,
(in millions, except per share amounts)
	2003	2002	2003	2002

Net sales	$1,570	$1,457	$3,183	$2,838
Cost of goods sold	1,109	978	2,273	1,918

Gross profit	461	479	910	920
Selling and administrative expense	225	219	440	425
Research and development expense	60	66	121	128
Interest expense	31	32	63	67
Amortization of finite-lived intangibles	17	16	34	34
Share of affiliate earnings, net	5	4	8	5
Provision for restructuring and asset impairments	146	17	151	16
Loss on early extinguishment of debt	–	2	–	9
Other income, net	1	5	2	7

Earnings (loss) from continuing operations before income taxes and cumulative effect of accounting change	(12)	136	111	253
Income tax expense (benefit)	(9)	44	32	82

Earnings (loss) from continuing operations before cumulative effect of accounting change	$(3)	$92	$79	$171

Discontinued operations:
Loss on disposal of discontinued line of business, net of $2 of income taxes in 2002	–	(3)	–	(3)

Earnings (loss) before cumulative effect of accounting change	$(3)	$89	79	$168

Cumulative effect of accounting change, net of $3 and $57 of income taxes in 2003 and 2002, respectively	–	–	(8)	(773)

Net earnings (loss)	$(3)	$89	$71	$(605)

Basic earnings (loss) per share (in dollars):
From continuing operations	$(0.02)	$0.41	$0.36	$0.77
Loss on disposal of discontinued line of business	–	(0.01)	–	(0.01)
Cumulative effect of accounting change	–	–	(0.04)	(3.50)

Net earnings (loss) per share	$(0.02)	$0.40	$0.32	$(2.74)

Diluted earnings (loss) per share (in dollars):
From continuing operations	$(0.02)	$0.41	$0.36	$0.77
Loss on disposal of discontinued line of business	–	(0.01)	–	(0.01)
Cumulative effect of accounting change	–	–	(0.04)	(3.49)

Net earnings (loss) per share	$(0.02)	$0.40	$0.32	$(2.73)

Common dividends per share	$0.21	$0.20	$0.42	$0.40
Weighted average common shares outstanding — basic	221.2	220.9	221.2	220.8
Weighted average common shares outstanding — diluted	221.2	222.1	221.8	221.9

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended
(unaudited)	June 30,
(in millions)	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$71	$(605)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Loss on disposal of discontinued line of business, net of income taxes	–	3
Gain on disposal of assets	(11)	–
Provision for restructuring and asset impairments	151	16
Depreciation	199	194
Amortization of finite-lived intangibles	34	34
Cumulative effect of accounting change, net of income taxes	8	773
Changes in assets and liabilities, net of acquisitions and divestitures:
Increase (decrease) in deferred income taxes	20	(69)
Increase in accounts receivable	(115)	(49)
Increase in inventories	(49)	–
(Increase) decrease in prepaid expenses and other assets	(57)	30
(Decrease) in accounts payable and accrued liabilities	(22)	(40)
(Decrease) increase in federal, foreign and other income taxes payable	(44)	42
Decrease in other, net	97	36

Net cash provided by operating activities	282	365

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from/payments for divested businesses	16	(51)
Acquisitions of businesses and affiliates	(11)	(1)
Proceeds from the sale of land, buildings and equipment	7	–
Additions to land, buildings and equipment	(162)	(155)
Proceeds from/payments for hedge of net investment in foreign subsidiaries	(33)	4

Net cash used in investing activities	(183)	(203)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	–	153
Repayments of long-term debt	(16)	(126)
Net change in short-term borrowings	(43)	31
Payment of dividends	(93)	(88)
Other, net	–	(1)

Net cash used in financing activities	(152)	(31)

Net (decrease) increase in cash and cash equivalents	(53)	131
Cash and cash equivalents at beginning of period	295	92

Cash and cash equivalents at end of period	$242	$223

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Balance Sheets

(unaudited)	June 30,	December 31,
(in millions, except share data)	2003	2002

Assets
Cash and cash equivalents	$242	$295
Receivables, net	1,285	1,184
Inventories	814	765
Prepaid expenses and other current assets	363	299

Total current assets	2,704	2,543
Land, buildings and equipment, net of accumulated depreciation	2,951	2,954
Goodwill, net of accumulated amortization	1,601	1,617
Other intangible assets, net of accumulated amortization	1,759	1,861
Other assets	661	731

Total assets	$9,676	$9,706

Liabilities
Short-term obligations	$126	$180
Trade and other payables	459	481
Accrued liabilities	709	682
Income taxes payable	216	302

Total current liabilities	1,510	1,645
Long-term debt	2,906	2,872
Employee benefits	648	650
Deferred income taxes	1,189	1,162
Other liabilities	266	247

Total liabilities	6,519	6,576

Minority interest	13	11

Commitments and contingencies (Note 7)

Stockholders’ Equity
Preferred stock: no shares issued	—	—
Common stock: shares issued - 242,078,367	605	605
Additional paid-in capital	1,974	1,971
Retained earnings	972	994

	3,551	3,570
Treasury stock, at cost (20,771,323 and 20,946,818 shares, respectively)	(198)	(200)
ESOP shares	(103)	(107)
Accumulated other comprehensive loss	(106)	(144)

Total stockholders’ equity	3,144	3,119

Total liabilities and stockholders’ equity	$9,676	$9,706

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

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

•           Asset Retirement Obligations

Effective January 1, 2003, we adopted Statement of Financial Accounting Standard (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” This statement requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The liability is measured at discounted fair value and is adjusted to its present value in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying value of the related long-lived assets and depreciated over the asset’s useful life. Our asset retirement obligations are primarily associated with the following: (1) the capping of certain wells, which are used in the manufacturing of products in our Salt segment, at the completion of their useful lives; and (2) the contractual requirement to remove or dismantle certain assets constructed on leased premises at the end of the lease term.

The adoption of SFAS No. 143 resulted in a transition charge of $11 million ($8 million after-tax), reported as a Cumulative Effect of Accounting Change in the Consolidated Statement of Operations for the three months ended March 31, 2003. At January 1, 2003, we recognized a liability of $14 million representing total asset retirement obligations, which is included in Other Liabilities in the Consolidated Balance Sheet. Additionally, the carrying values of the related long-lived assets were increased by $3 million, net of accumulated depreciation.

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

•          Debt Extinguishment and Lease Accounting

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement amends SFAS No. 13, “Accounting for Leases,” and other existing authoritative pronouncements in order to make various technical corrections, clarify meanings, or describe their applicability under changed conditions and also limits the classification of debt extinguishments as extraordinary items. SFAS No. 145 is effective for years beginning after May 15, 2002. We adopted this statement effective January 1, 2003. For the three and six months ended June 30, 2002, we recorded losses on early extinguishment of debt of $2 million ($1 million after-tax) and $9 million ($6 million after-tax), respectively as an extraordinary item. In accordance with this statement, we have now reclassified the $2 million and $9 million pre-tax loss from extraordinary to continuing operations.

•          Guarantor’s Accounting

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure requirements about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements were effective for financial statement periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on our financial statements.

•          Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. The statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the methods used to calculate reported results. While SFAS No. 148 does not require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The transition guidance and annual and interim disclosure provisions of SFAS No. 148 were effective for fiscal years ending after December 15, 2002. We adopted the annual disclosure provisions as of December 31, 2002.

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

Additionally, in 2003, we made changes to our overall compensation program and increased the number of restricted stock grants awarded to employees. During the six months ended June 30, 2003, we issued approximately 1.1 million shares of restricted stock and restricted stock units to employees at a weighted average grant date fair value of $28.52 per share. In accordance with SFAS No. 123, compensation expense will be recognized over the vesting period, which is typically five years.

The disclosure requirements of SFAS No. 148 provide that pro forma net earnings (loss) and net earnings (loss) per share be presented as if the fair value based method had been applied to all awards granted to employees, not just awards granted after the date of adoption. Since we chose the prospective method of expensing stock options, the actual stock-based compensation expense recorded in 2003 is less than the amount calculated for this pro forma disclosure requirement.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in millions, except per share amounts)	2003	2002	2003	2002

Net earnings (loss), as reported	$(3)	$89	$71	$(605)
Add: Stock-based employee compensation expense included in reported net earnings (loss), after-tax	2	1	3	1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, after-tax	(7)	(6)	(12)	(10)

Pro forma net earnings (loss)	$(8)	$84	$62	$(614)

Net earnings (loss) per share:
Basic, as reported	$(.02)	$.40	$.32	$(2.74)

Basic, pro forma	$(.04)	$.38	$.28	$(2.78)

Diluted, as reported	$(.02)	$.40	$.32	$(2.73)

Diluted, pro forma	$(.04)	$.38	$.28	$(2.77)

•          Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires that a variable interest be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 will not have a material impact on our financial statements.

•          Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” to improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. The statement amends and clarifies financial accounting reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The statement clarifies: 1) under what circumstances a contract with an initial net investment meets the characteristic of a derivative; 2) when a derivative contains a financing component; and 3) amends the definition of an “underlying.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial statements.

•          Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement requires that financial instruments within its scope be classified as a liability (or an asset in some circumstances). Under previous guidance these instruments were allowed to be accounted for as equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 will not have a material impact on our financial statements.

NOTE 3: SEGMENT INFORMATION

We operate six business segments: Coatings, Adhesives and Sealants, Electronic Materials, Performance Chemicals, Salt and Monomers as described below. The Coatings, Electronic Materials and Performance Chemicals business segments aggregate operating segments.

•	Coatings

This segment is comprised of three businesses: Architectural and Functional Coatings; Powder Coatings; and Automotive Coatings. Architectural and Functional Coatings produces acrylic emulsions, additives and colorants that are used to make industrial and decorative coatings, varnishes and specialty finishes. This business also provides similar technology for use in the paper industry, graphic arts applications, leather garments, fiber-filled materials and textile finishes. Automotive Coatings formulates paints for the plastic interior and exterior components of cars and trucks. Powder Coatings produces a comprehensive line of thermoset and thermoplastic powder coatings used on everything from backyard grills to kitchen cabinetry and industrial shelving.

•	Adhesives and Sealants

This segment provides fully formulated and components of adhesives and other products, based on a wide range of technologies, used to make carton sealing tapes, pressure-sensitive labels, flexible packaging, automotive components and other specialty laminates.

•	Electronic Materials

This segment provides cutting-edge technology for use in telecommunications, consumer electronics and household appliances. Microelectronics provides an extensive assortment of critical imaging and non-imaging chemicals needed to reproduce complicated circuitry designs on integrated circuits. Rodel provides high-tech pads and slurries used to make ultra smooth and uniform layers on integrated circuits. The Printed Wiring Board business provides essential chemistry for use in the manufacture of high-density printed circuits on circuit boards, and the Electronic and Industrial Finishing business provides chemical processes used to metallize electronic components and devices.

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

Net Sales by Business Segment and Region

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in millions)	2003	2002 (1)	2003	2002 (1)

Business Segment
Coatings	$563	$508	$1,064	$933
Adhesives and Sealants	159	153	318	300
Electronic Materials	256	257	509	476
Performance Chemicals	353	317	683	612
Salt	137	130	418	350
Monomers	302	252	544	454
Elimination of Intersegment Sales	(200)	(160)	(353)	(287)

Total	$1,570	$1,457	$3,183	$2,838

Customer Location
North America	$816	$838	$1,721	$1,678
Europe	445	343	863	653
Asia-Pacific	260	224	504	409
Latin America	49	52	95	98

Total	$1,570	$1,457	$3,183	$2,838

Earnings (Loss) from Continuing Operations by Business Segment (2,5)

		Three Months Ended		Six Months Ended
		June 30,		June 30,

(in millions)		2003	2002 (1,4)	2003	2002 (1,4)

Business Segment
	Coatings	$(4)	$68	$43	$118
	Adhesives and Sealants	2	(6)	12	(5)
	Electronic Materials	20	23	41	34
	Performance Chemicals	(2)	22	14	41
	Salt	3	2	32	25
	Monomers	12	18	14	36
	Corporate (3)	(34)	(35)	(77)	(78)

	Total	$(3)	$92	$79	$171

(1)	Reclassified to conform to current year presentation.
(2)	Presented before cumulative effect of accounting change.
(3)	Corporate includes non-operating items such as interest income and expense and corporate governance costs.
(4)	In accordance with SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” 2002 earnings from continuing operations now reflect losses on early extinguishment of debt, previously reported below continuing operations as extraordinary items. These losses are reflected within the Corporate business segment.
(5)	Earnings (loss) from continuing operations were taxed using our overall consolidated effective tax rate.

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS

Adoption of SFAS No. 142

In 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with this statement, as of January 1, 2002, we ceased amortization of goodwill and intangible assets deemed to have indefinite lives, and reclassified certain intangible assets to goodwill, net of deferred taxes. Under SFAS No. 142, goodwill and certain indefinite-lived intangible assets are no longer amortized but instead are reviewed for recoverability at least annually and are written down only in periods in which it is determined that their fair value is less than the book value.

As a result of our transitional impairment testing in connection with the adoption of SFAS No. 142, a non-cash charge of $830 million ($773 million after-tax), was reflected in the results for 2002. The charge from adoption was reported as a Cumulative Effect of Accounting Change in the Consolidated Statement of Operations. Of the impairment, $668 million pertained to goodwill and $162 million ($105 million after-tax) related to indefinite-lived intangible assets within the Salt segment. The after-tax charge is as follows: Coatings - $42 million; Electronic Materials - $281 million; Performance Chemicals - $230 million; and Salt - $220 million. The impairment charges were primarily the result of the economic downturn over the previous two years affecting growth assumptions in certain key markets. In addition, customer consolidation in some areas led to downward pressure on pricing and volume.

Annual Impairment Review

In accordance with the provisions of SFAS No. 142, we are required to perform, at a reporting unit level, an annual recoverability review of goodwill and indefinite-lived intangible assets. We completed our annual recoverability review as of May 31, 2003 and determined that goodwill and indefinite-lived intangible assets were fully recoverable as of this date. We utilize discounted cash flow analyses for purposes of performing this test.

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2003, by business segment, are as follows:

		Adhesives	Electronic	Performance
(in millions)	Coatings	and Sealants	Materials	Chemicals	Salt	Total

Balance as of January 1, 2003	$311	$471	$306	$161	$368	$1,617
Goodwill related to acquisitions	1	–	4	–	–	5
Settlement of purchase accounting contingencies (including taxes)	(7)	(9)	(5)	(3)	(7)	(31)
Currency effects	5	4	–	1	–	10

Balance as of June 30, 2003	$310	$466	$305	$159	$361	$1,601

Other Intangible Assets

Indefinite–lived Intangible Assets

The following table provides information regarding our indefinite-lived intangible assets, which all pertain to our Salt segment, as of June 30, 2003:

(in millions)
Tradename	$300
Strategic location *	60

Total	$360

*	Strategic location is a specific customer-related asset that recognizes the intangible value of our supply source in relation to a customer’s location.

Finite-lived Intangible Assets

The following table provides information regarding our finite-lived intangible assets:

	At June 30, 2003			At December 31, 2002

	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
(in millions)	amount	amortization	Net	amount	amortization	Net

Customer list	$983	$(111)	$872	$986	$(95)	$891
Tradename	159	(24)	135	177	(22)	155
Developed technology	406	(107)	299	458	(95)	363
Patents, license agreements and other	147	(54)	93	142	(50)	92

Total	$1,695	$(296)	$1,399	$1,763	$(262)	$1,501

In June 2003, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we recognized a $102 million impairment charge, of which $95 million was recorded to adjust the carrying value of certain finite-lived intangible assets to their fair values. The charge consisted of $80 million related to the Lamineer product line of the Powder Coatings business in the Coatings segment and $15 million associated with our Specialty Magnesia product line in the Performance Chemicals segment. The charge was recorded as a Provision for Restructuring and Asset Impairments in the Consolidated Statement of Operations. See Note 6: Provision for Restructuring and Asset Impairments of this interim report for the period ended June 30, 2003 for additional information on the impairments.

Amortization expense for finite-lived intangible assets was $17 million and $16 million for the three months ended June 30, 2003 and 2002, respectively and $34 million for the six months ended June 30, 2003 and 2002. Estimated amortization expense for 2003 will be approximately $65 million. The four succeeding fiscal years will be approximately $63 million per year.

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

In December 2002, we acquired the global plastics additives business of our joint venture partner, Kureha Chemical for approximately $57 million. Included in the acquisition are the commercial operations throughout the Asia-Pacific region and other areas along with the manufacturing facilities and laboratories in Singapore, as well as technical service laboratories in Beijing. Additionally, we gained full control of manufacturing sites in Singapore and Grangemouth, Scotland, which were sites previously part of the joint venture. The acquisition effectively terminates our joint ventures with Kureha Chemical. The purchase price allocation was finalized during 2003.

NOTE 6: PROVISION FOR RESTRUCTURING AND ASSET IMPAIRMENTS

2003 Restructuring Activities and Asset Impairments

We recorded restructuring provisions and asset impairments of $146 million and $17 million, respectively, for the three months ended June 2003 and 2002, and $151 million and $16 million, respectively, for the six months ended June 30, 2003 and 2002, as detailed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002
(in millions)
Severance and employee benefits	$44	$8	$62	$7
Asset impairments, net of proceeds	102	9	89	9

Total	$146	$17	$151	$16

Provision for Restructuring and Asset Impairment by Business Segment

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Pre-tax
(in millions)
		2003	2002	2003	2002

Business Segment
	Coatings	$98	$–	$102	$–
	Adhesives and Sealants	5	9	4	9
	Electronic Materials	2	–	(1)	–
	Performance Chemicals	38	8	43	8
	Salt	–	–	–	–
	Monomers	2	–	2	–
	Corporate	1	–	1	(1)

	Total	$146	$17	$151	$16

Severance and other employee benefits

Severance and employee benefit charges of $44 million were recognized in the three months ended June 30, 2003. Of the total, $22 million pertains to a European restructuring initiative announced in June and $16 million pertains to changes in estimates to provisions associated with North American restructuring activities initiated in prior periods primarily due to pension plan settlement losses. The remaining $6 million is attributable to smaller reductions in force efforts in several of our businesses. Additional details are provided below.

In June 2003, we announced a profit improvement initiative focused on our European region. This program was designed to address business and infrastructure issues in all businesses and functional areas in 12 countries. More specifically, the program was focused on the number of offices required to cost-effectively leverage our presence in the region and the organizational changes brought about with the implementation of our Enterprise Resource Planning system. The primary costs to implement this initiative are associated with the net reduction of approximately 320 employees. A provision of $22 million was recorded in June 2003 for severance benefits and other direct costs associated with this initiative, and is included in Accrued Liabilities in the Consolidated Balance Sheet. In addition, a provision of $6 million was recorded in June 2003 for severance of approximately 120 employees associated with several smaller initiatives in North America. Incremental costs associated with these streamlining activities will be expensed as incurred throughout the implementation process, which for all initiatives, is expected to be completed within one year from the date of implementation.

In March 2003, we recognized a net charge of $5 million for restructuring and asset impairments. This net charge was comprised of: 1) a provision of $11 million for employee separation benefits associated with cost savings initiatives throughout several of our businesses; 2) non-cash asset impairment charges of $3 million; 3) gains of $5 million from the sale of idle plants; and 4) a net gain of $4 million resulting from the sale of our dry film business to Eternal Chemical in March 2003. The net gain of $4 million includes the gain on sale of the dry film business, a provision of $7 million for employee separation benefits and asset impairment charges of $3 million.

Employee separation benefits totaling $18 million represent severance pay and other direct costs associated with the elimination of approximately 340 positions, the largest single component pertaining to the sale of the dry film business. In June 2003, $1 million was recorded as a change to the original charge for settlement losses on pension obligations as individual pension liabilities were settled from the pension plan and changes to estimates for the cost of early retirement enhancements.

The balance as of June 30, 2003, recorded for severance and employee benefits, was included in Accrued Liabilities in the Consolidated Balance Sheet. As of June 30, 2003, 24 positions of 340 identified have been eliminated. All initiatives will be complete within one year from the date of implementation. A summary of the March 2003 initiative is presented below:

	Balance		Balance
(in millions)	March 31, 2003	Payments	June 30, 2003

Severance and employee benefits	$18	$(2)	$16

Other Asset impairments

In June 2003 we adjusted the carrying value of certain finite-lived intangible and net fixed assets to their fair value, and accordingly recognized a $102 million charge for asset impairments. This impairment charge consisted of $95 million of finite-lived intangible assets and $7 million of net fixed assets. Fair values are estimated based upon forecasted cash flows discounted to present value.

The largest impairment of approximately $80 million related to the Lamineer product line of the Powder Coatings business in the Coatings segment. As a result of a sustained down turn in the office furniture market, management re-evaluated the estimated future cash flows of the Lamineer product line and determined that estimated future cash flows would not recover the carrying value of the associated finite-lived intangible assets.

The remaining charge consisted primarily of a $22 million impairment of assets associated with our Specialty Magnesia product line in the Performance Chemicals segment, which was acquired from Morton. As a result of internal and external changes in this business, management re-evaluated the estimated future cash flows and determined that estimated future cash flows would not recover the carrying value of the associated finite-lived intangible and net fixed assets.

2002 Restructuring Activities

In 2002, we recognized $177 million for restructuring and asset impairments. This charge was comprised of $191 million for the impairment of certain long-lived assets and costs associated with workforce reductions. Offsetting this charge was $14 million of income resulting from pension settlement gains associated with individuals terminated from our pension plans and changes to estimates, both of which were in connection with our 2001 repositioning. The provision for severance, employee benefits and other costs was $33 million. All initiatives are expected to be completed within one year from the date of implementation.

In June 2003, $12 million was recorded as a change to the original charge primarily for settlement losses on pension obligations as individual pension liabilities were settled from the pension plan and changes to estimates for the cost of early retirement enhancements. Where applicable, we recognize pension settlement gains or losses at the time an employee’s individual liability is settled within the pension plan.

As of June 30, 2003, $20 million was included in Accrued Liabilities in the Consolidated Balance Sheet. A roll forward of activity is presented below.

			Balance
	2002 Beginning		December 31,		Balance
(in millions)	Balance	Payments	2002	Payments	June 30, 2003

Severance and employee benefits	$31	$(2)	$29	$(10)	$19
Contract and lease termination and other costs	2	(1)	1	–	1

Total	$33	$(3)	$30	$(10)	$20

	Affected	Positions	Remaining to be
2002 Repositioning	positions	eliminated	eliminated

Number of employees	410	243	167

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

Wood-Ridge Site

In Wood-Ridge, New Jersey, Morton and Velsicol Chemical Corporation (Velsicol) have been held jointly and severally liable for the cost of remediation of environmental problems associated with a mercury processing plant (Site) subsequently acquired by a Morton predecessor. As of the date we acquired Morton, Morton disclosed and accrued for certain ongoing studies related to the Site. Additional data gathering has delayed completion of these studies. In our allocation of the purchase price of Morton, we accrued for additional study costs and additional remediation costs based on the ongoing studies.

Our exposure at the Site will depend in part on the results of attempts to obtain contributions from others believed to share responsibility. A cost recovery action against certain parties is pending in federal court. This action has been stayed pending future regulatory developments and the appeal of a summary judgment ruling in favor of one of the defendants. Settlements have been reached with minor defendants for small amounts.

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

In addition, we paid $225,000 for the EPA to develop a workplan for a separate study of contamination in Berry’s Creek, which runs near the Site, and of the surrounding wetlands. In October 2002, the EPA requested information relating to sources of contamination in Berry’s Creek; we understand this request was sent to over ninety potentially responsible parties. The estimated costs of any resulting remediation of Berry’s Creek were not considered in the allocation of the Morton purchase price. There is much uncertainty as to what will be required to address Berry’s Creek, but cleanup costs could be very high and our share of these costs could be material to the results of our operations, cash flows and consolidated financial position.

Moss Point

During 1996, the EPA notified Morton of possible irregularities in water discharge monitoring reports filed by its Moss Point, Mississippi plant in early 1995. Morton investigated and identified other environmental issues at the plant. Although at the date of acquisition Morton had accrued for some remediation and legal costs, we revised these accruals as part of the allocation of the purchase price of Morton based on our discussions with the authorities and on the information available as of June 30, 2000. In 2000, we reached agreement with the EPA, the Department of Justice and the State of Mississippi, resolving these historical environmental issues. The agreement received court approval in early 2001. The accruals established for this matter were sufficient to cover the costs of the settlement. In December 2001, we closed the chemicals portion of the Moss Point facility and are in the process of closing the remaining Electronic Materials portion as part of the sale of the dry film business. In December 2002, a complaint was filed in Mississippi on behalf of over 700 plaintiffs against Morton International, Rohm and Haas, Joseph Magazzu and the Mississippi Department of Environmental Quality alleging personal injury and property damage caused by environmental contamination. Similar complaints were filed in March 2003 in Mississippi on behalf of additional plaintiffs. At this time, we see no basis for these claims and we will defend these cases vigorously.

Houston Plant

Our Houston plant is an approximately 900 acre facility located in Deer Park, Texas. The Texas Commission on Environmental Quality (TCEQ) issued a Resource Conservation and Recovery Act (RCRA) Part B Permit and a Compliance Plan calling for a RCRA Facility Investigation for certain Solid Waste Management Units (SWMU’s) and remediation of other units. Pursuant to the Compliance Plan and subsequent investigations, the facility continues to operate groundwater recovery systems at two units, has investigated and continues to monitor one unit, has submitted a Corrective Measures Study for another unit, and has submitted the Affected Property Assessment Report (APAR) concluding that no further action is required for four units. Final approval of the Corrective Measures Study and the APAR is pending TCEQ’s approval.

Paterson

We closed the former Morton plant at Paterson, New Jersey in December 2001, and are currently undertaking remediation of the site under New Jersey’s Industrial Site Recovery Act. Investigation of contamination of shallow soils and groundwater is nearly complete, with further investigation of deeper groundwater ongoing. Remediation systems for product and shallow groundwater recovery are in operation, and soil remediation measures are undergoing evaluation. Implementation of soil remediation measures is expected to begin in late 2003. An accrual was recorded for known remediation activities in September 2000, and revised in September 2002, to address information obtained during the ongoing site investigation.

Ringwood Plant

Following investigation after a railcar spill in 1984, a groundwater recovery system was voluntarily implemented at our Ringwood, Illinois facility. We expect to implement an upgrade to the existing system in early 2004. The ongoing groundwater remediation is being managed under the Illinois Environmental Protection Agency Voluntary Cleanup Program.

Goose Farm

Waste from the Trenton, New Jersey facility of a Morton predecessor was disposed of at the Goose Farm site, located southeast of Trenton. In 1993, Morton began a soil flushing and groundwater pump and treat system to address groundwater contamination at Goose Farm. In combination with operation and maintenance activity, this effort is projected to continue through at least 2010.

Groundwater Treatment and Monitoring

Major remediation for certain sites, such as Kramer, Whitmoyer and Woodlands, has been completed. We are continuing groundwater remediation and monitoring programs. Reserves for these costs have been established.

Other Environmental Matters

The amount charged to earnings pre-tax for environmental remediation was $4 million and $5 million for the three months ended June 30, 2003 and 2002, respectively, and $7 million and $5 million for the six months ended June 30, 2003 and 2002, respectively. The reserves for remediation were $124 million and $123 million at June 30, 2003 and December 31, 2002, respectively, and are recorded as liabilities (current and long-term) in the Consolidated Balance Sheets. These reserves include amounts resulting from the allocation of the purchase price of Morton. We are pursuing lawsuits over insurance coverage for certain environmental liabilities. It is our practice to reflect environmental insurance recoveries in results of operations for the quarter in which the litigation is resolved through settlement or other appropriate legal processes. Resolutions typically resolve coverage for both past and future environmental spending. We settled with several of our insurance carriers and recorded earnings pre-tax of approximately $17 million for the three and six months ended June 30, 2002.

In addition to accrued environmental liabilities, we have reasonably possible loss contingencies related to environmental matters of approximately $70 million at June 30, 2003 and December 31, 2002. We have reserved for the costs we believe are probable and estimable and other costs which have not met the definition of probable have been included in our disclosure of reasonably possible loss contingencies. Further, we have identified other sites, including our larger manufacturing facilities, where additional future environmental remediation may be required, but these loss contingencies cannot reasonably be estimated at this time. These matters involve significant unresolved issues, including the number of parties found liable at each site and their ability to pay, the outcome of negotiations with regulatory authorities, the alternative methods of remediation and the range of costs associated with those alternatives. We believe that these matters, when ultimately resolved, which may be over an extended period of time, will not have a material adverse effect on our consolidated financial position or consolidated cash flows, but could have a material adverse effect on consolidated results of operations or cash flows in any given period.

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

In addition, the Company has been served with seven private civil antitrust actions in U.S. District Court for the Eastern District of Pennsylvania and one in State Court in Ohio. These actions have been brought against Rohm and Haas and other producers of plastics additives products by purchasers of these products and seek civil damages as a result of alleged violations of the antitrust laws. The named plaintiffs in each of these actions are seeking to sue on behalf of all similarly situated direct purchasers of plastics additives products. Federal law provides that persons who have been injured by violations of Federal antitrust law may recover three times their actual damages plus attorneys fees. Ohio state antitrust law provides for double damage indemnity. We do not believe these cases have merit and will defend them vigorously.

There has been increased publicity about asbestos liabilities faced by manufacturing companies. In the past, virtually all companies with manufacturing facilities had asbestos on their premises. As a result of the bankruptcy of asbestos producers, plaintiffs’ attorneys are increasing their focus on peripheral defendants, including the Company, which had asbestos on its premises. Historically, these premises cases have been dismissed or settled for minimal amounts because of the minimal likelihood of exposure at our facilities. As the asbestos producers are bankrupted, the demands against peripheral players like Rohm and Haas with manufacturing facilities in the United States are increasing. We have reserved amounts for premises asbestos cases that we currently believe are probable and estimable; we cannot reasonably estimate what our asbestos costs will be if the current situation deteriorates and there is no tort reform.

There are also pending lawsuits filed against Morton related to employee exposure to asbestos at a manufacturing facility in Weeks Island, Louisiana with additional lawsuits expected. We expect that most of these cases will be dismissed because they are barred under worker’s compensation laws; however, cases involving asbestos-caused malignancies may not be barred under Louisiana law. Subsequent to the Morton acquisition, we commissioned medical studies to estimate possible future claims and recorded accruals based on the results. Morton has also been sued in connection with the former Friction Division of the former Thiokol Corporation, which merged with Morton in 1982. Settlement amounts to date have been minimal and many cases have closed with no payment. We estimate that all costs associated with future claims, including defense costs, will be well below our insurance limits.

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

Indemnifications

In connection with the divestiture of several of our operating businesses, we have agreed to retain, and/or indemnify the purchaser against certain liabilities of the divested business, including liabilities relating to defective products sold by the business or environmental contamination arising or taxes accrued prior to the date of the sale. Our indemnification obligations with respect to these liabilities may be indefinite as to duration and may or may not be subject to a deductible, minimum claim amount or cap. As such, it is not possible for us to predict the likelihood that a claim will be made or to make a reasonable estimate of the maximum potential loss or range of loss. No Company assets are held as collateral for these indemnifications and no specific liabilities have been established for such guarantees.

NOTE 8: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We use financial instruments, under established policies, to manage volatility due to changing foreign exchange rates, interest rates, and commodity prices which have a material impact on our earnings, cash flows and fair values of assets and liabilities. We do not use derivative instruments for trading or speculative purposes. These policies also prohibit us from entering leveraged derivative instruments and instruments the values of which are not available from independent third parties. We manage counter-party risk by diversifying trading among major financial institutions with investment grade credit ratings and by limiting our dependence upon each institution consistent with our assessment of credit quality. Additional information can be found in our Annual Report filed on Form 10-K with the SEC.

Currency Hedges

During the three and six month periods ended June 30, 2003, strengthening currencies increased the translated U.S. dollar values of our Net Earnings from, and net investments in, countries where our businesses generate foreign currency cash flows. At the same time, the aggregate value of our currency-related financial instruments decreased. These decreases were consistent with our hedging objectives which mitigate currency-induced volatility in reported results. The reductions in value of our financial instruments and resulting losses are discussed below. The favorable impact of foreign currency on earnings for the three and six month periods ended June 30, 2003, as discussed in Management’s Discussion and Analysis, is presented after deducting hedging costs. The net positive impact on Other Comprehensive Income of increases in the dollar value of our investments in non-U.S. operating units including these hedging costs is summarized in Note 10: Comprehensive Income (Loss) of this interim report for the period ended June 30, 2003.

We enter into foreign exchange option and forward contracts in order to reduce the variability from forecast of foreign-currency-denominated cash flows. These contracts are designated as cash flow hedges covering portions of our 12-month forecast cash flows. The U.S. dollar equivalent of the notional value of these contracts was $236 million at June 30, 2003 and $174 million at June 30, 2002. These contracts mature when the underlying cash flows being hedged are forecast to be realized over the following twelve-month period. Since the option and forward contracts are considered highly effective hedges, their cash value less their cost at maturity will be reflected in earnings. All contracts are marked-to-market each quarter with changes in value prior to maturity recorded in Accumulated Other Comprehensive Income (Loss). During the three and six months ended June 30, 2003, these contracts declined in value resulting in a $3 million and $5 million loss, after-tax, respectively. For the same periods ended June 30, 2002, a $3 million loss was reflected for both periods in Accumulated Other Comprehensive Income (Loss). For the three and six months ended June 30, 2003, $2 million and $4 million was charged to earnings related to foreign currency cash flow hedging contracts which matured during the respective periods. At June 30, 2002 the amount recorded in earnings related to cash flow hedges, which matured during the respective periods, was an immaterial gain for the three months and a $3 million gain for the six months, after-tax. Changing market conditions will impact the actual amounts charged or credited to earnings during the following twelve-month period.

We contract with counter-parties to buy and sell foreign currency to offset the impact of exchange rate changes on recognized assets and liabilities denominated in non-functional currencies, including inter-company loans. These contracts generally require exchange of one foreign currency for another at a fixed rate at a future date. These contracts are designated as foreign currency fair value hedges with maturities generally less than twelve months. The carrying amounts of these contracts are adjusted to their market values at each balance sheet date and their related gains or losses are recorded in Other Income, net. The actual amounts to be charged to earnings for foreign currency fair value hedges is a $2 million and $1 million after-tax gain for the three and six months ended June 30, 2003. Total foreign currency fair value hedges outstanding at June 30, 2003 and 2002 were $226 million and $322 million, respectively.

We utilize foreign exchange forward and currency collar contracts together with non-functional currency borrowings to hedge the foreign currency exposures of our net investments in foreign operating units in Europe and Japan. These transactions are designated as hedges of net investments. Accordingly, the effective portions of foreign exchange gains or losses are recorded as part of the Cumulative Translation Adjustment, which is part of Accumulated Other Comprehensive Income (Loss). At June 30, 2003 and 2002, the effective portion of changes in net investment hedges recorded within Accumulated Other Comprehensive Income (Loss) was a $87 million loss and a $21 million loss, after-tax, respectively. The amounts that are considered ineffective on these net investment hedges are recorded in interest expense. For the three and six month period ended June 30, 2003, the ineffective amounts were immaterial. For the six month period ended June 30, 2002, interest expense was increased by $1 million. Total derivative and non-functional currency liabilities designated as hedges of net investments outstanding at June 30, 2003 and 2002 were $901 million and $917 million, respectively.

Commodity Hedges

We use commodity swap, option, and collar contracts to reduce the effects of changing raw material prices. These contracts are designated and accounted for as cash flow hedges. Included in Accumulated Other Comprehensive Income (Loss) at both June 30, 2003 and 2002 is a $1 million after-tax gain which represents the market value increases in those commodity swap, option, and collar contracts outstanding . These contracts are considered highly effective as hedges and will mature consistent with our purchases of the underlying commodities during the following twenty-four month period. The actual amounts to be charged to earnings when these contracts mature will depend upon spot market prices when these contracts mature. For the three months ended June 30, 2003 and 2002, a $2 million and $1 million after-tax gain respectively, was recorded in earnings with respect to commodity swap, option and collar contracts matured during the same periods. For the six months ended June 30, 2003 and 2002, the amounts reflected in earnings were a $6 million gain and an immaterial after-tax loss, respectively. The gains and losses were recorded as components of Costs of Goods Sold with the related tax effect recorded in tax expense. The notional value of commodity hedges outstanding at June 30, 2003 and 2002 was $58 million and $21 million, respectively.

Interest Rate Hedges

We use interest swap agreements to maintain a desired level of floating rate debt. In 2001, we entered into interest swap agreements with a notional value of $950 million, which converted the fixed rate components of the $450 million notes due July 15, 2004 and the $500 million due July 15, 2009 to a floating rate based on 3-month LIBOR. Of these swap agreements, the $500 million notional value contracts maturing in 2009 and $75 million maturing in 2004 contain a credit clause where each counter-party has a right to settle at market price if the other party is downgraded below investment grade. These interest swap agreements are designated and accounted for as fair value hedges. The changes in fair values of interest rate swap agreements are marked to market through income together with the offsetting changes in fair value of the underlying notes using the short cut method of measuring effectiveness. As a result, the carrying amount of these notes was increased by $99 million at June 30, 2003 as compared to $94 million at December 31, 2002 while the fair value of swaps was reported as Other Assets in the same amount. The swap agreements reduced interest expense by $10 million and $9 million during the three months ended June 30, 2003, and 2002, respectively, and $20 million and $18 million for the six months ended June 30, 2003 and 2002, respectively.

As of June 30, 2003 and 2002, we maintain hedge positions of immaterial amounts that are effective as hedges from an economic perspective but do not qualify for hedge accounting under SFAS No. 133, as amended. Such hedges consist primarily of emerging market foreign currency option and forward contracts, and have been marked to market through income, with an immaterial impact on earnings.

Period changes, net of applicable income taxes, within Accumulated Other Comprehensive Income (Loss) and Net Earnings, due to the use of derivative and non-derivative instruments qualifying as hedges, are reconciled as follows:

	Currency		Hedges	Fair
(in millions)	Cash Flow	Commodity	of Net	Value
Periods in 2003	Hedges	Hedges	Investment	Hedges	Total

Within Accumulated Other Comprehensive Income/(Loss):
Balance at December 31, 2002	$(4)	$2	$(49)	$–	$(51)
Changes in fair value	(2)	5	(17)	–	(14)
Reclassification to earnings, net	2	(4)	–	–	(2)

Balance at March 31, 2003	(4)	3	(66)	–	(67)
Changes in fair value	(3)	–	(21)	–	(24)
Reclassification to earnings, net	2	(2)	–	–	–

Balance at June 30, 2003	$(5)	$1	$(87)	$–	$(91)

Within Net Earnings - Income/(Charge):
Reclassification from Accumulated Other Comprehensive Income (Loss)	$(2)	$4	$–	$–	$2
Interest rate hedges	–	–	–	7	7
Foreign currency fair hedges	–	–	–	(1)	(1)

Earnings impact through March 31, 2003	(2)	4	–	6	8
Reclassification from Accumulated Other Comprehensive Income (Loss)	(2)	2	–	–	–
Interest rate hedges	–	–	–	7	7
Foreign currency fair hedges	–	–	–	2	2

Earnings impact through June 30, 2003	$(4)	$6	$–	$15	$17

(in millions)	Currency		Hedges	Fair
Periods in 2002	Cash Flow	Commodity	of Net	Value
	Hedges	Hedges	Investment	Hedges	Total

Within Accumulated Other Comprehensive Income/(Loss):
Balance at December 31, 2001	$3	$(4)	$38	$–	$37
Changes in fair value	–	4	9	–	13
Reclassification to earnings, net	(3)	1	–	–	(2)

Balance at March 31, 2002	–	1	47	–	48
Changes in fair value	(3)	1	(68)	–	(70)
Reclassification to earnings, net	–	(1)	–	–	(1)

Balance at June 30, 2002	$(3)	$1	$(21)	$–	$(23)

Within Net Earnings - Income/(Charge):
Reclassification from Accumulated Other Comprehensive Income (Loss)	$3	$(1)	$–	$–	$2
Interest rate hedges	–	–	–	6	6
Foreign currency fair hedges	–	–	–	(2)	(2)

Earnings impact through March 31, 2002	3	(1)	–	4	6
Reclassification from Accumulated Other Comprehensive Income (Loss)	–	1	–	–	1
Interest rate hedges	–	–	–	6	6
Foreign currency fair hedges	–	–	–	3	3

Earnings impact through June 30, 2002	$3	$–	$–	$13	$16

NOTE 9: INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
(in millions)	2003	2002

Finished products and work in-process	$632	$591
Raw materials	136	133
Supplies	46	41

Total	$814	$765

NOTE 10: COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in millions)	2003	2002	2003	2002

Net earnings (loss)	$(3)	$89	$71	$(605)
Other comprehensive income (loss):
Foreign currency translation adjustment	51	119	78	118
Current period changes in fair value of derivative and nonderivative instruments qualifying as hedges, net of $13, $38, $20 and $31 of income taxes, respectively	(24)	(70)	(38)	(57)
Reclassification to earnings, net of $0, $1, $1 and $2 of income taxes, respectively	–	(1)	(2)	(3)

Comprehensive income (loss)	$24	$137	$109	$(547)

NOTE 11: EARNINGS PER SHARE

The difference in common shares outstanding used in the calculation of basic and diluted earnings (loss) per common share is primarily due to the effect of stock options as reflected in the reconciliation that follows:

	Three Months Ended June 30,			Six Months Ended June 30,

	Earnings
(in millions, except per share	(Loss)	Shares	Per-Share	Earnings	Shares	Per-Share
amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

2003
Earnings (loss) from continuing operations before cumulative effect of accounting change (Basic)	$(3)	221.2	$(.02)	$79	221.2	$.36
Dilutive effect of options (a)	–	–		–	.6

Earnings (loss) from continuing operations before cumulative effect of accounting change (Diluted)	$(3)	221.2	$(.02)	$79	221.8	$.36
2002
Earnings from continuing operations before cumulative effect of accounting change (Basic)	$92	220.9	$.41	$171	220.8	$.77
Dilutive effect of options (a)	–	1.2		–	1.1

Earnings from continuing operations before cumulative effect of accounting change (Diluted)	$92	222.1	$.41	$171	221.9	$.77

(a)	For the three months ended June 30, 2003 and 2002, 12.4 million shares and 5.2 million shares, respectively, attributable to stock options were excluded from the calculation of diluted earnings per share as the exercise price of the stock options was greater than the average market price. For the six months ended June 30, 2003 and 2002, 9.0 million shares and 5.2 million shares, respectively, attributable to stock options were excluded from the calculation of diluted earnings per share as the exercise price of the stock options was greater than the average market price.

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

Within the following discussion, unless otherwise stated, “three month period” and “six month period” refers to the three and six month periods ended June 30, 2003 and “prior period” refers to comparisons with the corresponding period in the previous year, unless otherwise stated.

Earnings (loss) from continuing operations before cumulative effect of accounting change are abbreviated as “Earnings (loss) from continuing operations” within the MD&A and Notes to Consolidated Financial Statements.

Significant Items Affecting the Results of Operations

Overview

We are a global specialty materials company that brings technology and innovation to the market that enhances the performance of end-use consumer products made by our customers. Our products are sold primarily for use in the personal care, grocery, home and construction markets and the electronics industry.

In the second quarter of 2003, we reported sales of $1,570 million, an 8% increase over the second quarter in 2002, resulting from the effect of favorable foreign currencies, the contribution of recent acquisitions and higher selling prices. General economic weakness in North America, Europe and Japan affected demand in most of our businesses and we have yet to see a sustainable recovery in the electronics markets. Poor, wet weather this spring in much of the eastern and mid-western portions of the United States negatively affected sales of exterior paints and construction related products. Due to these factors, we experienced lower volumes and unfavorable product mix which was reflected in our second quarter 2003 results.

Gross profit margin was 29%, compared with 33% in the same period in 2002, as favorable currencies failed to offset the impact of higher raw material, energy and manufacturing costs and lower demand. Selling and administrative expenses were up 3% on a year-on-year basis, reflecting higher wages, health benefits and pension costs, partly offset by good control over discretionary spending. Research and development spending was down 9% over the same period in 2002, largely the result of discontinuing a gene regulation research program late last year, which has been subsequently donated to a leading university.

We reported a loss from continuing operations in the second quarter of 2003 of $3 million, or $.02 per share, as compared to second quarter 2002 earnings from continuing operations of $92 million or $.41 per share. The second quarter 2003 loss includes $94 million, after-tax, or $.43 per share, for restructuring and asset impairment charges. Approximately two-thirds of the total charge relates to non-cash impairment charges for finite-lived intangible assets associated with our Coatings and Performance Chemicals businesses. The remaining third represents a provision for restructuring charges primarily attributed to profit improvement initiatives across many businesses and functions in Europe and North America. This charge compares to $11 million after-tax for restructuring and asset impairment charges related to the closure of two of our European plants in 2002.

Asset Retirement Obligations

Effective January 1, 2003, we adopted Statement of Financial Accounting Standard (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” This statement requires the fair value of liabilities associated with the retirement of long-lived assets to be recognized when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. Our asset retirement obligations are primarily associated with the following: (1) the capping of certain wells, which are used in the manufacturing of products in our Salt segment, at the completion of their useful lives; and (2) the contractual requirement to remove or dismantle certain assets constructed on leased premises at the end of the lease term. The adoption of SFAS No. 143 resulted in a transition charge of $11 million ($8 million after-tax), reported as a Cumulative Effect of

Accounting Change in the Consolidated Statement of Operations for the three months ended March 31, 2003. At January 1, 2003, we recognized a liability of $14 million representing total asset retirement obligations, which is included in Other Liabilities in the Consolidated Balance Sheet. Additionally, the carrying values of the related long-lived assets were increased by $3 million, net of accumulated depreciation. We will recognize approximately $2 million in expense related to these asset retirement obligations in 2003.

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

Goodwill and indefinite-lived intangible assets are reviewed annually or sooner if changes in circumstances indicate the carrying value may not be recoverable under the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.” Fair values are estimated based upon forecasted cash flows discounted to present value. If forecasted cash flows or discount rate estimates change, we may have to record additional impairment charges not previously recognized.

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

Certain assumptions are used to measure plan obligations and related assets of Company-sponsored defined benefit pension plans, post-retirement benefits, post-employment benefits (e.g. medical, disability) and other employee liabilities. Plan obligations and annual expense calculations are based on a number of key assumptions. These assumptions include the weighted-average discount rate at which obligations can be effectively settled, the anticipated rate of future increases in compensation levels, the expected long-term rate of return on assets and increases or trends in health care costs. We typically use actuaries to assist us in preparing these calculations and determining these assumptions. These assumptions involve inherent uncertainties, which may not be controllable by management, and as a result, adjustments to expense may be required in future periods. The following illustrates the impact on pension expense of a 50 basis point increase or decrease from the assumptions used at December 31, 2002. The weighted-average discount rate and the estimated return on plan assets that were used in our assumptions at December 31, 2002 were 6.67% and 8.50%, respectively.

	Weighted-	Estimated	Combined
	average	return on	increase/(decrease)
(in millions)	discount rate	plan assets	pension expense

50 basis point increase	$(2)	$(8)	$(10)
50 basis point decrease	$3	$8	$11

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

SECOND QUARTER 2003 VERSUS SECOND QUARTER 2002 - CONSOLIDATED

Net Sales and Operating Margins

In the second quarter of 2003, we reported consolidated net sales of $1,570 million, an increase of 8% or $113 million, from prior period net sales of $1,457 million. Major components of the increase included: the impact of favorable foreign currency representing 6%; acquisitions, net of divestitures 3%; and increased selling prices 2%. Lower volumes and unfavorable product mix offset these increases by 3%.

The growth from the second quarter of 2002 reflects increased sales primarily in Coatings, Performance Chemicals, Monomers and Salt. The increase in Coatings was driven by the impact of our September 2002 acquisition of the Ferro powder coatings business, the impact of favorable foreign currency and improved selling prices. Sales in Performance Chemicals increased primarily due to our December 2002 acquisition of Kureha and the impact of favorable foreign currency. Monomer sales exceeded 2002 levels primarily due to price increases implemented to recover higher raw material and energy costs. Salt sales increased benefiting from higher volumes due to the late winter weather and early replenishments of ice-control stockpiles.

Our operating gross profit for the second quarter of 2003 was $461 million, a 4% decline from $479 million in the second quarter of 2002. Gross profit margin decreased to 29% in 2003 from 33% in 2002 due to increased raw material, energy and manufacturing costs and lower volumes which were only partially offset by the impact of favorable foreign currency, the absence of demolition and dismantlement costs associated with the 2001 restructuring activities and a reduction in discretionary spending.

We anticipate raw material and energy costs to significantly exceed 2002 levels this year; however, it is difficult to predict the extent and duration of the higher prices. To support our operations, we purchase approximately 2.8 billion pounds of petrochemical-based raw materials globally. The single largest of these raw materials is propylene. We are making efforts to mitigate the impact of escalating raw material and energy costs, primarily by exercising control over discretionary spending and by increasing selling prices, yet anticipate the gap between raw material and selling prices to continue to negatively impact gross margins during 2003.

Selling, Administrative and Research Expenses

Selling, administrative and research expenses (SAR) for the second quarter of 2003 and 2002 were $285 million. Selling and administrative expense increased from the prior period by $6 million primarily due to the impact of foreign currency, increased employee costs, particularly health care, normal wage increases and pension costs partially offset by good control over discretionary spending. Research and development expenses decreased from the prior period by $6 million resulting from the discontinuation of our gene regulation research program in late 2002, which was subsequently donated to a leading university. SAR expenses decreased to 18% of net sales for the second quarter of 2003 versus 20% in 2002.

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

Interest Expense

Interest expense for the current quarter was $31 million, a 3% decline from $32 million in the prior period, primarily due to a decrease in short-term obligations and lower effective interest rates.

Amortization of Finite-lived Intangible Assets

Amortization of intangible assets for the current quarter was $17 million, a 6% increase from $16 million in the prior period driven by additional finite-lived intangible assets associated with our 2002 acquisitions.

Share of Affiliate Earnings, net

In the second quarter of 2003, affiliate net earnings increased to $5 million from $4 million in the second quarter of 2002. The increase was driven primarily by additional earnings of a joint venture in our Coatings business segment.

Provision for Restructuring and Asset Impairments

In the three months ended June 30, 2003, we recognized a charge of $146 million for restructuring and asset impairments. This charge was comprised of a provision for severance and employee benefit charges of $44 million and asset impairment charges of $102 million recorded to adjust the carrying value of certain finite-lived intangible and net fixed assets to their fair values.

Of the total provision for severance and employee benefits, $22 million pertains to a European restructuring initiative announced in June and $16 million pertains to changes in estimates to provisions associated with North American restructuring activities initiated in prior periods, primarily due to pension plan settlement losses. The remaining $6 million is attributable to smaller reductions in force efforts in several of our businesses. Of the total asset impairment charge, approximately $80 million relates to the Lamineer product line of the Powder Coatings business in the Coatings segment, resulting from a sustained down turn in the office furniture market. The remaining charge consisted primarily of a $22 million impairment of assets associated with our Specialty Magnesia product line in the Performance Chemicals segment, resulting from internal and external changes in this business. The anticipated annual cost savings from these efforts is approximately $41 million, primarily through a consolidation of certain operations and elimination of redundant resources.

In the three months ended June 30, 2002, we recognized a $17 million restructuring and asset impairment charge for the full closure of two European plants, Robechetto and Amersfoort. The $17 million charge is comprised of impairments of $12 million of machinery and equipment (representing the book value prior to write-down) which was partially offset by $3 million of estimated proceeds, and $8 million of severance and employee benefit payments.

In general, the Company continues to analyze other productivity initiatives, including organizational restructuring, plant closures and manufacturing footprint redesign to improve financial performance. Any significant future initiatives could result in restructuring and asset impairment charges.

Loss on Early Extinguishment of Debt

In the three months ended June 30, 2002, we recognized losses on early extinguishment of debt of $2 million pre-tax. In accordance with SFAS No. 145, these losses were reclassified to continuing operations to conform to the current year presentation. In 2002, these losses were reported as extraordinary items, below continuing operations in the Consolidated Statement of Operations.

Other Income, net

In the three months ended June 30, 2003, net other income declined to $1 million from $5 million in the prior period largely due to the absence of several one-time gains which occurred in 2002 offset by one-time expenses.

Effective Tax Rate

On an as reported basis, the provision for income taxes for the three months ended June 30, 2003, was a benefit of $9 million. This benefit was driven by a tax benefit from the 35% rate utilized for the restructuring charges opposite a 32% rate used for earnings excluding restructuring charges. Since restructuring charges were roughly equal to earnings excluding restructuring charges, the higher rate on the restructuring charges resulted in a net income tax benefit. The donation of our gene regulation research program will reduce the 2003 effective tax rate by approximately 1%.

Net Earnings (Loss)

In the three months ended June 30, 2003, we reported a net loss of $3 million compared to net earnings $89 million in the prior period. We reported a loss per diluted share of $.02 in 2003 compared to earnings per diluted share of $.40 in the prior period. The change from 2002 was driven by $83 million, after-tax of additional restructuring and asset impairment charges recorded in the second quarter of 2003, as well as increased raw material, energy and manufacturing costs which were only partially offset by favorable foreign currency and improved selling prices.

SECOND QUARTER 2003 VERSUS SECOND QUARTER 2002 – BY BUSINESS SEGMENT

Net Sales by Business Segment and Region

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in millions)	2003	2002 (1)	2003	2002 (1)

Business Segment
Coatings	$563	$508	$1,064	$933
Adhesives and Sealants	159	153	318	300
Electronic Materials	256	257	509	476
Performance Chemicals	353	317	683	612
Salt	137	130	418	350
Monomers	302	252	544	454
Elimination of Intersegment Sales	(200)	(160)	(353)	(287)

Total	$1,570	$1,457	$3,183	$2,838

Customer Location
North America	$816	$838	$1,721	$1,678
Europe	445	343	863	653
Asia-Pacific	260	224	504	409
Latin America	49	52	95	98

Total	$1,570	$1,457	$3,183	$2,838

Earnings (Loss) from Continuing Operations by Business Segment (2,5)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in millions)	2003	2002 (1,4)	2003	2002 (1,4)

Business Segment
Coatings	$(4)	$68	$43	$118
Adhesives and Sealants	2	(6)	12	(5)
Electronic Materials	20	23	41	34
Performance Chemicals	(2)	22	14	41
Salt	3	2	32	25
Monomers	12	18	14	36
Corporate (3)	(34)	(35)	(77)	(78)

Total	$(3)	$92	$79	$171

Provision for Restructuring and Asset Impairment by Business Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,

Pre-tax	2003	2002	2003	2002
(in millions)
Business Segment
Coatings	$98	$–	$102	$–
Adhesives and Sealants	5	9	4	9
Electronic Materials	2	–	(1)	–
Performance Chemicals	38	8	43	8
Salt	–	–	–	–
Monomers	2	–	2	–
Corporate	1	–	1	(1)

Total	$146	$17	$151	$16

	Three Months Ended		Six Months Ended
	June 30,		June 30,

After-tax	2003	2002	2003	2002
(in millions)
Business Segment
Coatings	$63	$–	$66	$–
Adhesives and Sealants	3	6	3	6
Electronic Materials	1	–	(1)	–
Performance Chemicals	25	5	28	5
Salt	–	–	–	–
Monomers	1	–	1	–
Corporate	1	–	1	(1)

Total	$94	$11	$98	$10

(1)	Reclassified to conform to current year presentation.
(2)	Presented before cumulative effect of accounting change.
(3)	Corporate includes non-operating items such as interest income and expense and corporate governance costs.
(4)	In accordance with SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” 2002 earnings from continuing operations now reflect losses on early extinguishment of debt, previously reported below continuing operations as extraordinary items. These losses are reflected within the Corporate business segment.
(5)	Earnings (loss) from continuing operations were taxed using our overall consolidated effective tax rate.

Coatings

Net sales from Coatings were $563 million, an increase of 11% from net sales of $508 million in 2002, primarily due to favorable foreign currency, the results of our Ferro European powder coatings acquisition and improved selling prices. Sales from Architectural and Functional Coatings increased 6% over the prior year due to favorable foreign currency and improved selling prices. These increases were partially offset by reduced demand for consumer paint can and traffic paint products resulting from poor, wet weather conditions in portions of the United States which significantly delayed the start of the exterior painting season. Increased demand for light-weight paper coatings used by news magazines and catalog producers partially offset the impact of the inclement weather in the first half of the year. Powder Coatings sales increased 52% over the prior year driven by sales from our acquisition of Ferro’s European powder coatings business which was acquired in September of 2002. The impact of favorable foreign currency was offset by weak demand in the North American region. Sales from Automotive Coatings decreased 2% from the prior period year, reflecting the reduction of auto builds from 2002.

The Coatings segment reported a loss of $4 million from continuing operations in the second quarter of 2003 compared to earnings of $68 million in 2002. The decline from the prior period is driven by $63 million after-tax for restructuring and asset impairment charges recorded in the current quarter. The impairment charges related to the write-down of certain finite-lived intangible assets associated with the Lamineer product line of the Powder Coatings business, while additional minor restructuring charges were incurred to implement profit improvement initiatives in several areas of the segment. Other factors contributing to the decline in earnings include increased raw material, energy and manufacturing costs and decreased demand which were only partially offset by favorable foreign currency and tighter control of discretionary spending.

Adhesives and Sealants

In the second quarter of 2003, net sales from Adhesives and Sealants were $159 million, an increase of 4% from net sales of $153 million in 2002, primarily driven by the impact of favorable foreign currency which more than offset lower demand in the two largest regions, North America and Europe. Despite decreased demand, markets for pressure sensitive tapes, interior trim and rubber to metal bonding agents have reported growth from the prior period.

Earnings from continuing operations were $2 million in 2003, compared to a loss of $6 million from the prior period. The earnings increase is primarily due to cost savings resulting from the streamlined manufacturing network and other business repositioning efforts that were undertaken in the past two years. Earnings in 2003 included $3 million, after-tax for restructuring and asset impairment charges associated with our European profit improvement initiatives announced in the second quarter of 2003. Earnings in 2002 included $6 million, after-tax associated with the closure of our Amersfoort manufacturing plant and additional costs associated with the implementation of our 2001 profit improvement initiatives.

Electronic Materials

In the second quarter of 2003, net sales from Electronic Materials were $256 million, flat as compared to sales from the second quarter of 2002, which was a particularly strong quarter. The impact of favorable foreign currency offset slightly unfavorable volume and selling price. Sales from the Printed Wiring Board business declined 4% over the prior year driven by lower demand in the North American and European regions, despite growth in the Asia-Pacific region. Sales from new products such as a new Microfill product designed for filled via applications and a new generation of liquid photoresist slightly offset the overall market weakness. Sales from Microelectronics were flat compared to 2002. Lower volumes were offset by growth in our higher margin advanced product lines for sub 250 nano-meter applications, including our CMP pads and slurries, deep ultraviolet photoresists and anti-reflective coatings. Electronic and Industrial Finishing sales increased slightly due to higher demand for advanced packaging lines, especially in Europe, offsetting lower demand in other areas of the business.

Earnings from continuing operations were $20 million for 2003, as compared to $23 million in 2002, primarily from lower demand in all business.

Performance Chemicals

In the second quarter of 2003, net sales from Performance Chemicals were $353 million, an increase of 11% from prior period net sales of $317 million, driven in total by the impact of favorable foreign currency, acquisitions and selling price improvements.

Sales from Plastics Additives increased 19% from the prior period primarily due to the results of our December 2002 acquisition of the Kureha plastic additives business and the impact of favorable foreign currency and selling price improvements. Sales from Consumer and Industrial Specialties increased 10% over the prior period due to favorable foreign currency and greater demand in Asia-Pacific and Latin America for polyacrylic acid dispersants, as well as the Sea-NineTM biocide used in marine paint. Net sales from Process Chemicals (formed by combining the Inorganic and Specialty Solutions and Ion Exchange Resins businesses) remained flat over the second quarter of 2002 as gains from favorable foreign currency offset lower demand.

Performance Chemicals reported a loss of $2 million from continuing operations this quarter, compared to earnings of $22 million in the prior period. The decrease in earnings was driven by $20 million, after-tax of additional restructuring and asset impairment charges compared to 2002. Earnings in 2003 included $25 million, after-tax, primarily for the impairment of finite-lived intangible assets associated with the Specialty Magnesia product line and restructuring charges associated with our 2003 European and other smaller profit improvement initiatives.

Earnings in 2002 included $5 million, after-tax of restructuring and asset impairments associated with the closure of our Robecchetto, Italy plant that serviced both Plastics Additives and Consumer and Industrial Specialties.

Salt

In the second quarter of 2003, net sales from Salt were $137 million, an increase of 5% from prior period net sales of $130 million. The growth from 2002 is primarily driven by higher ice-control volume resulting from early replenishments of ice-control stockpiles and late winter weather in the United States.

Earnings from continuing operations were $3 million for 2003 compared to $2 million from the prior period reflecting the increased sales and good discretionary cost controls which offset higher manufacturing costs.

Monomers

In the second quarter of 2003, net sales from Monomers were $302 million, an increase of 20% from prior period net sales of $252 million, including intercompany sales. Of the total increase, 11% was generated by increased sales to third parties, reflecting the impact of improved pricing made to recover higher raw material and energy costs.

Earnings from continuing operations were $12 million for the current period compared to $18 million in the prior period. The decrease was driven by significantly increased raw material and energy costs and unfavorable premiums for the purchase of supplemental methyl methacrylate from third parties due to plant outages in December 2002.

Corporate

Corporate reported a loss from continuing operations of $34 million in the second quarter of 2003 compared to $35 million in the prior period. Lower interest costs and favorable returns on assets set aside to fund non-qualified pension obligations were offset by increased employee costs, such as qualified pension costs and stock based compensation.

SIX MONTHS 2003 VERSUS SIX MONTHS 2002 - CONSOLIDATED

Net Sales and Operating Margins

In the six months of 2003, we reported consolidated net sales of $3,183 million, an increase of 12% or $345 million, from prior period net sales of $2,838 million. Major components of the increase included: the impact of favorable foreign currency representing 6%; acquisitions, net of divestitures 3%; favorable volume and mix 2%; and favorable selling prices 1%.

The growth from 2002 reflects increased sales, primarily in Coatings, Performance Chemicals and Salt. The increase in Coatings was driven by the impact of our September 2002 Ferro powder coatings acquisition, the impact of favorable foreign currency and price improvements. Sales in Performance Chemicals were influenced by our December 2002 acquisition of the Kureha plastic additives business and the impact of favorable foreign currency. Salt sales increased from higher ice-control volume resulting from the impact of the severe and late winter weather in the Northeast and East Central portions of the United States as well as early replenishments of ice-control stockpiles.

Our operating gross profit for the six months of 2003 was $910 million, a decline of 1% from $920 million in the prior period. Gross profit margin decreased to 29% from 32% in 2002 primarily due to increased raw material, energy and manufacturing costs partially offset by the impact of favorable foreign currency, improved selling prices, acquisitions and a reduction in discretionary spending.

Selling, Administrative and Research Expenses

Selling, administrative and research expenses (SAR) increased 1%, or $8 million, to $561 million from $553 million in the six months ended June 30, 2002, primarily due to the impact of foreign currency, increased employee costs, particularly health care, normal wage increases and pension costs partially offset by good control over discretionary spending. Research and development expenses decreased from the prior period by $7 million resulting from the discontinuation of our gene regulation research program in late 2002, which was subsequently donated to a leading university. SAR expenses decreased to 18% of net sales for the six months of 2003 versus 19% in 2002.

Interest Expense

Interest expense for the six months ended June 30, 2003 was $63 million, a 6% decline from $67 million in the prior period, primarily due to lower effective interest rates.

Amortization of Finite-lived Intangible Assets

Amortization of intangible assets for the six months ended June 30, 2003 and 2002 was $34 million.

Share of Affiliate Earnings, net

In the six months of 2003, affiliate net earnings increased to $8 million from $5 million in the six months of 2002. The increase was driven primarily by additional earnings for two of our Asian-Pacific region joint ventures in our Coatings and Electronic Materials business segments.

Provision for Restructuring and Asset Impairments

In the six months ended June 30, 2003, we recognized $151 million of restructuring and asset impairment charges, an increase of $135 million over 2002.

In the three months ended June 30, 2003, we recognized a charge of $146 million for restructuring and asset impairments. This charge was comprised of a provision for severance and employee benefit charges of $44 million and asset impairment charges of $102 million to adjust the carrying value of certain finite-lived intangible and net fixed assets to their fair value.

In three months ended March 31, 2003, we recognized a net charge of $5 million for restructuring and asset impairments. This net charge was comprised of: 1) a provision for employee separation benefits associated with cost savings initiatives throughout several of our businesses of $11 million; 2) non-cash asset impairment charges of $3 million; 3) gains of $5 million from the sale of idle plants; and 4) a net gain of $4 million resulting from the sale of our dry film business to Eternal Chemical in March 2003. The net gain of $4 million includes the gain on sale of the dry film business, a provision of $7 million for employee separation benefits and asset impairment charges of $3 million. The anticipated annual cost savings from these efforts is approximately $16 million, primarily through a reduction in compensation expense.

In the second quarter of 2002, we recognized a $17 million restructuring and asset impairment charge for the full closure of two European plants, Robechetto and Amersfoort, partially offset by a gain of $1 million relating to the 2001 repositioning initiatives. The gain was comprised of a $3 million charge, pre-tax, from changes in estimates to restructuring liabilities and a gain of $4 million, pre-tax, from the recognition of settlement gains recorded for employees terminated from our pension plans.

Loss on Early Extinguishment of Debt

In the six months ended June 30, 2002, we recognized losses on early extinguishment of debt of $9 million pre-tax. In accordance with SFAS No. 145, these losses were reclassified to continuing operations to conform to the current year presentation. In 2002, these losses were reported as extraordinary, below continuing operations.

Other Income, net

In the six months of 2003, net other income declined to $2 million from $7 million in the prior period largely due to decreased interest income and the absence of several one-time gains recorded in 2002.

Effective Tax Rate

In the six months ended June 30, 2003, we recorded tax expense of $32 million. The effective tax rate on earnings excluding restructuring was 32.8% or $85 million, which was offset by a benefit of $53 million of tax on restructuring and asset impairments, with an effective rate of approximately 35%.

The effective rate on earnings excluding restructuring for the six months ended June 30, 2002 was 32.5%. The change from the prior year is mostly due the expected realization of a tax benefit from the donation of our gene regulation research program to a leading university in 2003.

Cumulative Effect of Accounting Change

The adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations,” was a required change in accounting principle and the cumulative effect of adopting this standard as of January 1, 2003 resulted in a non-cash, after-tax charge of $8 million in the first quarter of 2003. Additional information can be found in Note 2: New Accounting Pronouncements of this interim report for the period ended June 30, 2003.

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

Net Earnings (Loss)

In the six months ended June 30, 2003, we reported net earnings of $71 million, or $.32 per diluted share, compared to a net loss in the prior period of $605 million, or $2.73 in the prior period.

Earnings from continuing operations were $79 million in the six months of 2003 compared to $171 million in the prior period. The decrease is mostly attributable to $88 million, after-tax of additional restructuring and asset impairments charges over 2002.

Net earnings in 2003 included a charge of $8 million for asset retirement obligations, resulting from the adoption of SFAS No. 143. The net loss of $605 million in 2002 was driven by the adoption of SFAS No. 142, which resulted in a $773 million charge for impairment losses. As discussed above, each of those charges was reflected as a Cumulative Effect of Accounting Change.

SIX MONTHS 2003 VERSUS SIX MONTHS 2002 – BY BUSINESS SEGMENT

Coatings

Net sales from Coatings were $1,064 million, an increase of 14% from net sales of $933 million in 2002 primarily due to favorable foreign currency, the results of our 2002 Ferro powder coatings acquisition and improved selling prices. Sales from Architectural and Functional Coatings increased 9% from the prior year, driven primarily by the impact of favorable foreign currency and selling price improvement. As compared to the prior year, strong first quarter demand for Do-It-Yourself paint can sales was significantly offset by lower demand in the second quarter of 2003 due largely to the poor, rainy weather conditions in many portions of the United States which significantly delayed the start of the exterior painting season. Demand improved, compared to the prior year, for light-weight paper coatings used by news magazines and catalog producers and for new products, including a new semi-gloss binder and our newest opaque polymer, Ropaque ULTRA. Powder Coatings sales increased 56% over the prior year primarily due to sales from our September 2002 acquisition of Ferro’s European powder coatings business and favorable foreign currency. This business continues to experience decreased demand in the North American industrial sector primarily a result of the general economic downturn. Sales from Automotive Coatings increased 3% from the prior period primarily due to favorable foreign currency. Demand remained flat reflecting the reduction of auto builds.

Earnings from continuing operations decreased $75 million to $43 million in the 2003 from $118 million in 2002. The decline from the prior period was driven primarily by $66 million, after-tax, of restructuring and asset impairment charges. The write-down of certain finite-lived intangible assets associated with the Lamineer product line of Powder Coatings as well as restructuring charges associated with profit improvement initiatives in several areas of Coatings were recorded in 2003. Compared to the prior year, the impact of favorable foreign currency and improved selling prices partially offset significantly increased raw material and energy costs.

Adhesives and Sealants

In the six months of 2003, net sales from Adhesives and Sealants were $318 million, an increase of 6% from net sales of $300 million in 2002, primarily driven by the impact of favorable foreign currency which more than offset lower demand in the North American and European regions. Our Latin America and Asia-Pacific regions reported sales growth in markets for the pressure-sensitive adhesives and transportation.

Earnings from continuing operations were $12 million in 2003, compared to a loss of $5 million in 2002. The earnings increase is primarily due to fewer costs in 2003 directly associated with restructuring activities and costs incurred to implement prior year initiatives. Earnings in 2003 included $3 million, after-tax for restructuring and asset impairment charges associated with our European profit improvement initiatives announced in June 2003. Earnings in 2002 included $6 million, after-tax associated with the closure of our Amersfoort manufacturing plant and additional costs associated with the implementation of our 2001 profit improvement initiatives.

Electronic Materials

In the six months of 2003, net sales from Electronic Materials were $509 million, an increase of 7% from prior period net sales of $476 million. Approximately half of this increase is attributable to the impact of favorable foreign currency. The remaining increase is largely due to increased sales in the first quarter of 2003 versus the first quarter of 2002. The first quarter 2003 results reflected the slightly improved external environment for electronics compared to a relatively weak first quarter in 2002.

Earnings from continuing operations were $41 million for 2003, an increase of 21% from prior period earnings due largely to the higher sales in the first quarter of 2003.

Performance Chemicals

In the six months of 2003, net sales from Performance Chemicals were $683 million, an increase of 12% from prior period net sales of $612 million.

Sales from Plastics Additives increased 20% from the prior period primarily due to the results of our December 2002 acquisition of the Kureha plastic additives business and the impact of favorable foreign currency and selling price improvements. Sales from Consumer and Industrial Specialties increased 11% over the prior period due to favorable foreign currency and greater demand in Asia-Pacific and Latin America for polyacrylic acid dispersants, as well as the Sea-NineTM biocide used in marine paint. Net sales from Process Chemicals (formed by combining the Inorganic and Specialty Solutions and Ion Exchange Resins businesses) remained flat over the second quarter of 2002 as gains from favorable foreign currency offset lower demand.

Performance Chemicals reported earnings from continuing operations of $14 million, compared to $41 million in the prior period. The decrease in earnings was driven by $23 million, after-tax of additional restructuring and asset impairment charges compared to 2002.

Earnings in 2003 included $28 million, after-tax, primarily for the impairment of finite-lived intangible assets associated with the Specialty Magnesia product line and restructuring charges associated with our 2003 European and other smaller profit improvement initiatives.

Earnings in 2002 included $5 million, after-tax of restructuring and asset impairments associated with the closure of our Robecchetto, Italy plant that serviced both Plastics Additives and Consumer and Industrial Specialties.

Salt

In the six months of 2003, net sales from Salt were $418 million, an increase of 19% from prior period net sales of $350 million. The growth from 2002 was primarily driven by higher ice-control volume resulting from the impact of the severe and late winter weather in the Northeast and East Central portions of the United States as well as early replenishments of ice-control stockpiles. Sales from non-ice control products also increased over 2002 levels.

Earnings from continuing operations were $32 million for 2003 compared to $25 million from the prior period reflecting the increased sales.

Monomers

In the six months of 2003, net sales from Monomers were $544 million, an increase of 20% from prior period net sales of $454 million which includes intercompany sales. Approximately half of the increase is attributable to sales to third parties. The improved sales reflect the impact of pricing changes made to recover higher raw material and energy costs.

Earnings from continuing operations were $14 million for the current period compared to $36 million in the prior period. The decrease was driven by significantly increased raw material and energy costs which were not fully offset by increased selling prices as well as residual expenses incurred during the first quarter of 2003 from the outages at our Deer Park, Texas plant in December 2002. Other contributing factors include unfavorable premiums for the purchase of supplemental methyl methacrylate from third parties and first quarter routine maintenance shut down.

Corporate

Corporate reported a loss from continuing operations of $77 million in the first six months of 2003 compared to $78 million in the prior period. Lower interest costs and favorable returns on assets set aside to fund non-qualified pension obligations were offset by increased employee costs, such as qualified pension costs and stock based compensation.

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

During the six months ended June 30, 2003, cash and short-term debt decreased by $53 million and $54 million, respectively. Total borrowings were $3,032 million and $3,052 million at June 30, 2003 and December 31, 2002, respectively. The carrying value of our long-term debt increased to $2,906 million at June 30, 2003 from $2,872 million at December 31, 2002. The increase in long-term debt is primarily due to the strengthening of the Euro during 2003 which increased translated values of our 400 million in Euro-denominated notes which mature in March 2007.

Increasing cash flow from operations is an important objective of management. Operating activities generated $282 million during the six months ended June 30, 2003, $83 million less than the $365 million generated in the prior period. The decrease in cash from operating activities is primarily the result of increased customer receivables and other working capital items during the current year on higher sales. On a sequential basis, sales increased 10% in the first half of 2003 as compared to 6% in the prior period. We normally expect accounts receivable to increase during such periods of sales increases as customer accounts are not normally collected for 64 days on average. Management is focusing on reducing the number of days customer accounts remain outstanding.

During the first six months of 2003 cash from operating activities exceeded by $27 million amounts needed to fund capital asset additions and dividends:

	Six Months Ended
	June 30,

(in millions)	2003	2002

Cash provided by operating activities	$282	$365
Capital asset spending	162	155
Dividends	93	88

2003 capital asset additions include $26 million expended to implement our enterprise resource planning (ERP) system, $16 million less than was spent during the prior-year period for this ongoing implementation and $7 million to complete our Mumbai, India plant which began production in July. We anticipate capital expenditures in 2003 to be approximately $370 million, of which approximately $45 million will be used for the ongoing implementation of ERP. The remainder will be used for capital projects at existing plants. During the first six months of 2003, dividend payments increased by 6%, or $5 million, to $93 million from 2002 payments of $88 million. On July 21, 2003, our Board of Directors approved a quarterly dividend of $.22 per common share payable on September 1, 2003 to stockholders of record on August 8, 2003, a 5% increase from the prior quarter. During the remainder of 2003, we anticipate utilizing cash from operations to acquire capital assets, pay dividends, and further increase cash balances or reduce debt levels. Cash is being accumulated to retire our $451 million of 6.95% notes which mature in July of 2004.

Cash used by investing activities was $183 million for the six months ended June 30, 2003, $20 million less than the $203 million used for investing activities during the same period in 2002. The decrease in cash used can be primarily attributed to a decrease in cash outflows for acquisitions and divestitures of $57 million, driven mostly by a one-time additional tax payment made in 2002 associated with the divestiture and sale of our Agricultural

Chemicals business in June of 2001. Included in cash used in investing activities in 2003 is $33 million expended to settle foreign exchange forward and currency collar contracts used to hedge our investments in Euro and yen-based operating units. During the same period, the dollar book value of all non U.S. dollar operating units increased by $63 million, net of the hedging expenditures. Additional information regarding our hedging activities is summarized in the accompanying Notes to Consolidated Financial Statements.

Net cash used in financing activities was $152 million for the six months ended June 30, 2003, as compared to $31 million for the same period in 2002, an increase of $121 million. During the 2002 period, the Company was a net borrower of $58 million, while, during 2003, the Company was a net payer of debt, reducing short-term obligations by $59 million. On February 27, 2002, we issued 20 billion yen-denominated (approximately $149 million at issuance) 30-year 3.50% coupon notes due 2032, with interest payable semiannually on March 29th and September 29th. The maturity date is March 29, 2032, callable annually after March 2012. The proceeds from the issuance of these notes were used for general corporate purposes. No new long-term debt was issued during 2003.

Our short-term, primary source of liquidity will be existing cash balances, cash flows from operations and, if necessary, commercial paper and/or bank borrowings. We maintain an unused credit facility with a syndicated group of banks of $500 million, committed until 2004. The commitment of this facility is not contingent upon our credit rating. Management believes that our financial resources will adequately meet our business requirements during the next twelve months, including planned expenditures for the improvement or expansion of our manufacturing capacity, working capital requirements and the dividend program.

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

Despite the fall in the value of plan assets in retirement plans at year-end 2002, the U.S. ERISA-qualified pension plans, which represent approximately 82% of pension plan assets, do not require additional cash funding in 2003. Funding requirements beyond 2003 will depend on asset returns and interest rates used to value plan liabilities which are dictated by external market conditions. Management is evaluating additional funding of the U.S. plans and will consider such action if U.S. long-term interest rates remain at the historically low levels prevailing during 2003, or if 2003 asset returns fall below the 8.5% assumed returns. For the smaller international plans, we expect to contribute approximately $13 million to meet funding needs in 2003. Provided there is no further decline of the global capital markets, we would expect this annual level of funding to be sufficient to meet our non-U.S. plan needs.

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

Wood-Ridge Site

In Wood-Ridge, New Jersey, Morton and Velsicol Chemical Corporation (Velsicol) have been held jointly and severally liable for the cost of remediation of environmental problems associated with a mercury processing plant (Site) subsequently acquired by a Morton predecessor. As of the date we acquired Morton, Morton disclosed and accrued for certain ongoing studies related to the Site. Additional data gathering has delayed completion of these studies. In our allocation of the purchase price of Morton, we accrued for additional study costs and additional remediation costs based on the ongoing studies.

Our exposure at the Site will depend in part on the results of attempts to obtain contributions from others believed to share responsibility. A cost recovery action against certain parties is pending in federal court. This action has been stayed pending future regulatory developments and the appeal of a summary judgment ruling in favor of one of the defendants. Settlements have been reached with minor defendants for small amounts.

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

In addition, we paid $225,000 for the EPA to develop a workplan for a separate study of contamination in Berry’s Creek, which runs near the Site, and of the surrounding wetlands. In October 2002, the EPA requested information relating to sources of contamination in Berry’s Creek; we understand this request was sent to over ninety potentially responsible parties. The estimated costs of any resulting remediation of Berry’s Creek were not considered in the allocation of the Morton purchase price. There is much uncertainty as to what will be required to address Berry’s Creek, but cleanup costs could be very high and our share of these costs could be material to the results of our operations, cash flows and consolidated financial position.

Moss Point

During 1996, the EPA notified Morton of possible irregularities in water discharge monitoring reports filed by its Moss Point, Mississippi plant in early 1995. Morton investigated and identified other environmental issues at the plant. Although at the date of acquisition Morton had accrued for some remediation and legal costs, we revised these accruals as part of the allocation of the purchase price of Morton based on our discussions with the authorities and on the information available as of June 30, 2000. In 2000, we reached agreement with the EPA, the Department of Justice and the State of Mississippi, resolving these historical environmental issues. The agreement received court approval in early 2001. The accruals established for this matter were sufficient to cover the costs of the settlement. In December 2001, we closed the chemicals portion of the Moss Point facility and are in the process of closing the remaining Electronic Materials portion as part of the sale of the dry film business. In December 2002, a complaint was filed in Mississippi on behalf of over 700 plaintiffs against Morton International, Rohm and Haas, Joseph Magazzu and the Mississippi Department of Environmental Quality alleging personal injury and property damage caused by environmental contamination. Similar complaints were filed in March 2003 in Mississippi on behalf of additional plaintiffs. At this time, we see no basis for these claims and we will defend these cases vigorously.

Houston Plant

Our Houston plant is an approximately 900 acre facility located in Deer Park, Texas. The Texas Commission on Environmental Quality (TCEQ) issued a Resource Conservation and Recovery Act (RCRA) Part B Permit and a Compliance Plan calling for a RCRA Facility Investigation for certain Solid Waste Management Units (SWMU’s) and remediation of other units. Pursuant to the Compliance Plan and subsequent investigations, the facility continues to operate groundwater recovery systems at two units, has investigated and continues to monitor one unit, has submitted a Corrective Measures Study for another unit, and has submitted the Affected Property Assessment Report (APAR) concluding that no further action is required for four units. Final approval of the Corrective Measures Study and the APAR is pending TCEQ’s approval.

Paterson

We closed the former Morton plant at Paterson, New Jersey in December 2001, and are currently undertaking remediation of the site under New Jersey’s Industrial Site Recovery Act. Investigation of contamination of shallow soils and groundwater is nearly complete, with further investigation of deeper groundwater ongoing. Remediation systems for product and shallow groundwater recovery are in operation, and soil remediation measures are undergoing evaluation. Implementation of soil remediation measures is expected to begin in late 2003. An accrual was recorded for known remediation activities in September 2000, and revised in September 2002, to address information obtained during the ongoing site investigation.

Ringwood Plant

Following investigation after a railcar spill in 1984, a groundwater recovery system was voluntarily implemented at our Ringwood, Illinois facility. We expect to implement an upgrade to the existing system in early 2004. The ongoing groundwater remediation is being managed under the Illinois Environmental Protection Agency Voluntary Cleanup Program.

Goose Farm

Waste from the Trenton, New Jersey facility of a Morton predecessor was disposed of at the Goose Farm site, located southeast of Trenton. In 1993, Morton began a soil flushing and groundwater pump and treat system to address groundwater contamination at Goose Farm. In combination with operation and maintenance activity, this effort is projected to continue through at least 2010.

Groundwater Treatment and Monitoring

Major remediation for certain sites, such as Kramer, Whitmoyer and Woodlands, has been completed. We are continuing groundwater remediation and monitoring programs. Reserves for these costs have been established.

Other Environmental Matters

The amount charged to earnings pre-tax for environmental remediation was $4 million and $5 million for the three months ended June 30, 2003 and 2002, respectively, and $7 million and $5 million for the six months ended June 30, 2003 and 2002, respectively. The reserves for remediation were $124 million and $123 million at June 30, 2003 and December 31, 2002, respectively, and are recorded as liabilities (current and long-term) in the Consolidated Balance Sheets. These reserves include amounts resulting from the allocation of the purchase price of Morton. We are pursuing lawsuits over insurance coverage for certain environmental liabilities. It is our practice to reflect environmental insurance recoveries in results of operations for the quarter in which the litigation is resolved through settlement or other appropriate legal processes. Resolutions typically resolve coverage for both past and future environmental spending. We settled with several of our insurance carriers and recorded earnings pre-tax of approximately $17 million for the three and six months ended June 30, 2002.

In addition to accrued environmental liabilities, we have reasonably possible loss contingencies related to environmental matters of approximately $70 million at June 30, 2003 and December 31, 2002. We have reserved for the costs we believe are probable and estimable and other costs which have not met the definition of probable have been included in our disclosure of reasonably possible loss contingencies. Further, we have identified other sites, including our larger manufacturing facilities, where additional future environmental remediation may be required, but these loss contingencies cannot reasonably be estimated at this time. These matters involve significant unresolved issues, including the number of parties found liable at each site and their ability to pay, the outcome of negotiations with regulatory authorities, the alternative methods of remediation and the range of costs associated with those alternatives. We believe that these matters, when ultimately resolved, which may be over an extended period of time, will not have a material adverse effect on our consolidated financial position or consolidated cash flows, but could have a material adverse effect on consolidated results of operations or cash flows in any given period.

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

In addition, the Company has been served with seven private civil antitrust actions in U.S. District Court for the Eastern District of Pennsylvania and one in State Court in Ohio. These actions have been brought against Rohm and Haas and other producers of plastics additives products by purchasers of these products and seek civil damages as a result of alleged violations of the antitrust laws. The named plaintiffs in each of these actions are seeking to sue on behalf of all similarly situated direct purchasers of plastics additives products. Federal law provides that persons who have been injured by violations of Federal antitrust law may recover three times their actual damages plus attorneys fees. Ohio state antitrust law provides for double damage indemnity. We do not believe these cases have merit and will defend them vigorously.

There has been increased publicity about asbestos liabilities faced by manufacturing companies. In the past, virtually all companies with manufacturing facilities had asbestos on their premises. As a result of the bankruptcy of asbestos producers, plaintiffs’ attorneys are increasing their focus on peripheral defendants, including the Company, which had asbestos on its premises. Historically, these premises cases have been dismissed or settled for minimal amounts because of the minimal likelihood of exposure at our facilities. As the asbestos producers are bankrupted, the demands against peripheral players like Rohm and Haas with manufacturing facilities in the United States are increasing. We have reserved amounts for premises asbestos cases that we currently believe are probable and estimable; we cannot reasonably estimate what our asbestos costs will be if the current situation deteriorates and there is no tort reform.

There are also pending lawsuits filed against Morton related to employee exposure to asbestos at a manufacturing facility in Weeks Island, Louisiana with additional lawsuits expected. We expect that most of these cases will be dismissed because they are barred under worker’s compensation laws; however, cases involving asbestos-caused malignancies may not be barred under Louisiana law. Subsequent to the Morton acquisition, we commissioned medical studies to estimate possible future claims and recorded accruals based on the results. Morton has also been sued in connection with the former Friction Division of the former Thiokol Corporation, which merged with Morton in 1982. Settlement amounts to date have been minimal and many cases have closed with no payment. We estimate that all costs associated with future claims, including defense costs, will be well below our insurance limits.

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

Indemnifications

In connection with the divestiture of several of our operating businesses, we have agreed to retain, and/or indemnify the purchaser against certain liabilities of the divested business, including liabilities relating to defective products sold by the business or environmental contamination arising or taxes accrued prior to the date of the sale. Our indemnification obligations with respect to these liabilities may be indefinite as to duration and may or may not be subject to a deductible, minimum claim amount or cap. As such, it is not possible for us to predict the likelihood that a claim will be made or to make a reasonable estimate of the maximum potential loss or range of loss. No Company assets are held as collateral for these indemnifications and no specific liabilities have been established for such guarantees.

NEW ACCOUNTING PRONOUNCEMENTS

Asset Retirement Obligations

Effective January 1, 2003, we adopted Statement of Financial Accounting Standard (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” This statement requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The liability is measured at discounted fair value and is adjusted to its present value in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying value of the related long-lived assets and depreciated over the asset’s useful life. Our asset retirement obligations are primarily associated with the following: (1) the capping of certain wells, which are used in the manufacturing of products in our Salt segment, at the completion of their useful lives; and (2) the contractual requirement to remove or dismantle certain assets constructed on leased premises at the end of the lease term.

The adoption of SFAS No. 143 resulted in a transition charge of $11 million ($8 million after-tax), reported as a Cumulative Effect of Accounting Change in the Consolidated Statement of Operations for the three months ended March 31, 2003. At January 1, 2003, we recognized a liability of $14 million representing total asset retirement obligations, which is included in Other Liabilities in the Consolidated Balance Sheet. Additionally, the carrying values of the related long-lived assets were increased by $3 million, net of accumulated depreciation.

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

Debt Extinguishment and Lease Accounting

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement amends SFAS No. 13, “Accounting for Leases,” and other existing authoritative pronouncements in order to make various technical corrections, clarify meanings, or describe their applicability under changed conditions and also limits the classification of debt extinguishments as extraordinary items. SFAS No. 145 is effective for years beginning after May 15, 2002. We adopted this statement effective January 1, 2003. For the three and six months ended June 30, 2002, we recorded losses on early extinguishment of debt of $2 million ($1 million after-tax) and $9 million ($6 million after-tax), respectively as an extraordinary item. In accordance with this statement, we have now reclassified the $2 million and $9 million pre-tax loss from extraordinary to continuing operations.

Guarantor’s Accounting

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure requirements about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements were effective for financial statement periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on our financial statements.

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. The statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the methods used to calculate reported results. While SFAS No. 148 does not require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The transition guidance and annual and interim disclosure provisions of SFAS No. 148 were effective for fiscal years ending after December 15, 2002. We adopted the annual disclosure provisions as of December 31, 2002.

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

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires that a variable interest be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 will not have a material impact on our financial statements.

Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” to improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. The statement amends and clarifies financial accounting reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The statement clarifies: 1) under what circumstances a contract with an initial net investment meets the characteristic of a derivative; 2) when a derivative contains a financing component; and 3) amends the definition of an “underlying.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial statements.

Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement requires that financial instruments within its scope be classified as a liability (or an asset in some circumstances). Under previous guidance these instruments were allowed to be accounted for as equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 will not have a material impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK

Management’s discussion of market risk is incorporated herein by reference to Item 7a of the Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 17, 2003.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures for financial reporting to give reasonable assurance that information required to be disclosed in the Company’s reports submitted under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

As of June 30, 2003, our Chairman of the Board and Chief Executive Officer and our Vice President and Chief Financial Officer, together with management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 ( c ) and 15d- 14 ( c ) of the Exchange Act. Based on that evaluation, our Chairman of the Board and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

b) Changes in Internal Controls over Financial Reporting

As previously disclosed, the Company is currently in the process of implementing an Enterprise Resource Planning (ERP) system globally. The implementation is phased and planned to be complete in 2004. In addition, the Company has and will undertake restructuring initiatives that may result in the realignment of job responsibilities and the elimination of positions. These events are changing how transactions are processed and/or the functional areas or locations responsible for the transaction processing. As a result, where appropriate, we are changing the design and operation of our internal control structure. We believe we are taking the necessary steps to monitor and maintain appropriate internal controls during this period of change.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information related to Legal Proceedings, see Note 7: Contingent Liabilities, Guarantees and Commitments in the accompanying Notes to Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company’s 85th annual meeting of stockholders was held on May 5, 2003, in Philadelphia, Pennsylvania.

(b)	The following is a tabulation of the results of voting by security holders for the election of directors:

Nominees	Votes For	Votes Withheld

William J. Avery	204,352,403	3,418,543
J. Michael Fitzpatrick	204,237,746	3,533,200
Earl G. Graves	204,206,829	3,564,118
Raj L. Gupta	203,548,145	4,222,802
David W. Haas	204,462,718	3,308,229
Thomas W. Haas	204,425,081	3,345,866
James A. Henderson	204,403,682	3,367,264
Richard L. Keyser	204,514,182	3,256,764
John H. McArthur	204,357,483	3,399,063
Jorge P. Montoya	200,204,965	6,526,285
Sandra O. Moose	202,810,329	4,960,618
Gilbert S. Omenn	204,505,362	3,265,584
Ronaldo H. Schmitz	202,677,140	5,093,807
Marna C. Whittington	202,708,644	5,062,302

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

(31.1)	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

(31.2)	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

(32)	Certification Furnished Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports filed or furnished on Form 8-K during the quarter ended June 30, 2003:

On April 28, 2003, we furnished a Current Report on Form 8-K that included a press release issued on April 28, 2003, announcing the first quarter 2003 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 12, 2003	ROHM AND HAAS COMPANY
(Registrant)

JACQUES M. CROISETIERE
VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER