Form 10-Q
period 2003-09-30
ROHM & HAAS CO
filed 2003-11-12
CIK 84792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 1-3507

ROHM AND HAAS COMPANY

(Exact name of registrant as specified in its charter)

DELAWARE	23-1028370

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 INDEPENDENCE MALL WEST, PHILADELPHIA, PENNSYLVANIA	19106

(Address of principal executive offices)	(Zip Code)

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

Common stock outstanding at October 31, 2003: 222,661,662 shares

ROHM AND HAAS COMPANY AND SUBSIDIARIES
FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002
Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002
Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Rohm and Haas Company and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(unaudited)
(in millions, except per share amounts)	2003	2002	2003	2002

Net sales	$1,591	$1,454	$4,774	$4,292
Cost of goods sold	1,124	1,003	3,397	2,921

Gross profit	467	451	1,377	1,371

Selling and administrative expense	209	220	649	645
Research and development expense	57	71	178	199
Interest expense	31	32	94	99
Amortization of finite-lived intangibles	16	17	50	51
Share of affiliate earnings, net	4	5	12	10
Provision for restructuring and asset impairments	5	–	156	16
Loss on early extinguishment of debt	–	–	–	9
Other (income) expense, net	5	3	3	(4)

Earnings from continuing operations before income taxes and cumulative effect of accounting change	148	113	259	366
Income tax expense	48	36	80	118

Earnings from continuing operations before cumulative effect of accounting change	$100	$77	$179	$248

Discontinued operations:
Loss on disposal of discontinued line of business, net of $2 and $4 of income taxes in 2002	–	(4)	–	(7)

Earnings before cumulative effect of accounting change	$100	$73	$179	$241

Cumulative effect of accounting change, net of $3 and $57 of income taxes in 2003 and 2002, respectively	–	–	(8)	(773)

Net earnings (loss)	$100	$73	$171	$(532)

Basic earnings (loss) per share (in dollars):
From continuing operations	$0.45	$0.35	$0.81	$1.12
Loss on disposal of discontinued line of business	–	(0.02)	–	(0.03)
Cumulative effect of accounting change	–	–	(0.04)	(3.50)

Net earnings (loss) per share	$0.45	$0.33	$0.77	$(2.41)

Diluted earnings (loss) per share (in dollars):
From continuing operations	$0.45	$0.35	$0.81	$1.12
Loss on disposal of discontinued line of business	–	(0.02)	–	(0.03)
Cumulative effect of accounting change	–	–	(0.04)	(3.49)

Net earnings (loss) per share	$0.45	$0.33	$0.77	$(2.40)

Common dividends per share	$0.22	$0.21	$0.64	$0.61
Weighted average common shares outstanding - basic	221.6	221.1	221.3	220.9
Weighted average common shares outstanding - diluted	222.6	222.1	222.0	221.9

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
(unaudited)
(in millions)	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$171	$(532)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Loss on disposal of discontinued line of business, net of income taxes	–	7
Gain on disposal of assets	(5)	–
Provision for restructuring and asset impairments	156	16
Depreciation	304	292
Amortization of finite-lived intangibles	50	51
Cumulative effect of accounting change, net of income taxes	8	773
Changes in assets and liabilities, net of acquisitions and divestitures:
(Decrease) in deferred income taxes	(62)	(57)
Increase in accounts receivable	(126)	(23)
Increase in inventories	(24)	(19)
(Increase) decrease in prepaid expenses and other assets	(39)	24
(Decrease) in accounts payable and accrued liabilities	(81)	(31)
Increase in federal, foreign and other income taxes payable	56	54
Decrease in other, net	123	91

Net cash provided by operating activities	531	646

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from/payments for divested businesses	17	(20)
Acquisitions of businesses and affiliates	(19)	(85)
Proceeds from the sale of land, buildings and equipment	17	–
Additions to land, buildings and equipment	(231)	(261)
Proceeds from/payments for hedge of net investment in foreign subsidiaries	(46)	(12)

Net cash used in investing activities	(262)	(378)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	–	153
Repayments of long-term debt	(38)	(126)
Net change in short-term borrowings	(51)	1
Payment of dividends	(142)	(135)
Other, net	–	(1)

Net cash used in financing activities	(231)	(108)

Net increase in cash and cash equivalents	38	160
Cash and cash equivalents at beginning of period	295	92

Cash and cash equivalents at end of period	$333	$252

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Balance Sheets

(unaudited)	September 30,	December 31,
(in millions, except share data)	2003	2002

Assets
Cash and cash equivalents	$333	$295
Receivables, net	1,282	1,184
Inventories	789	765
Prepaid expenses and other current assets	368	299

Total current assets	2,772	2,543
Land, buildings and equipment, net of accumulated depreciation	2,932	2,954
Goodwill, net of accumulated amortization	1,613	1,617
Other intangible assets, net of accumulated amortization	1,743	1,861
Other assets	637	731

Total assets	$9,697	$9,706

Liabilities
Short-term obligations	$563	$180
Trade and other payables	424	481
Accrued liabilities	683	682
Income taxes payable	302	302

Total current liabilities	1,972	1,645
Long-term debt	2,446	2,872
Employee benefits	656	650
Deferred income taxes	1,132	1,162
Other liabilities	261	247

Total liabilities	6,467	6,576

Minority interest	13	11

Commitments and contingencies (Note 7)

Stockholders’ Equity
Preferred stock: no shares issued	–	–
Common stock: shares issued - 242,078,367	605	605
Additional paid-in capital	1,980	1,971
Retained earnings	1,026	994

	3,611	3,570
Treasury stock, at cost (20,345,792 and 20,946,818 shares, respectively)	(193)	(200)
ESOP shares	(102)	(107)
Accumulated other comprehensive loss	(99)	(144)

Total stockholders’ equity	3,217	3,119

Total liabilities and stockholders’ equity	$9,697	$9,706

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

Effective January 1, 2003, we adopted Statement of Financial Accounting Standard (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” This statement requires us to recognize the fair value of a liability for an asset retirement obligation during the period in which it is incurred. The corresponding asset retirement costs are capitalized as part of the carrying value of the related long-lived assets and depreciated over the asset’s useful life. Changes in the liability balance due to the passage of time are measured by applying an interest method of allocation to the liability amount at the beginning of the period. This amount is recognized as an increase to the liability balance and as an operating expense in our Consolidated Statements of Operations. Revisions to the timing or the amount of the original estimate of undiscounted cash flows, are recognized as an increase or decrease in the carrying amount of the liability and the related asset retirement costs capitalized as part of the underlying long-lived asset.

Our asset retirement obligations are primarily associated with the following: (1) the capping of certain brine and gas wells used by our Salt segment for the production of various products; and (2) the contractual requirement to remove or dismantle certain leasehold improvements at the end of the lease term.

The adoption of SFAS No. 143 resulted in a transition charge of $11 million ($8 million after-tax), reported as a Cumulative Effect of Accounting Change in the Consolidated Statement of Operations for the three months ended March 31, 2003. At January 1, 2003, we recognized a liability of $14 million representing total asset retirement obligations, which is included in Other Liabilities in the Consolidated Balance Sheet. Additionally, the carrying values of the related long-lived assets were increased by $3 million, net of accumulated depreciation. There have been no significant changes to these balances during the nine months ended September 30, 2003.

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

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement amends SFAS No. 13, “Accounting for Leases,” and other existing authoritative pronouncements in order to make various technical corrections, clarify meanings, or describe their applicability under changed conditions and also limits the classification of debt extinguishments as extraordinary items. We adopted this statement effective January 1, 2003. For the nine months ended September 30, 2002, we recorded losses on early extinguishment of debt of $9 million ($6 million after-tax) as an extraordinary item. In accordance with this statement, we have now reclassified the $9 million pre-tax loss from extraordinary to continuing operations.

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

Effective January 1, 2003, we prospectively adopted the fair value method of recording stock-based compensation as defined in SFAS No. 123. As a result, in 2003 we began to expense the fair value of stock options that were awarded to employees after January 1, 2003. Prior to 2003, we did not recognize compensation expense for stock options. We expect the impact of adoption, under the prospective method, to increase stock-based compensation expense in 2003 by approximately $.01 per share, after-tax. Under the prospective method, the initial year impact is roughly one-third (based on our vesting policy) of the total estimated fair value of the 2003 grants. The annual impact of adopting this pronouncement will increase expense in subsequent years until a full “run rate” of expense is achieved. Results for prior years have not been restated.

Additionally, in 2003, we made changes to our overall compensation program and increased the number of restricted stock grants awarded to employees. During the nine months ended September 30, 2003, we issued approximately 1.1 million shares of restricted stock and restricted stock units to employees at a weighted average grant date fair value of $28.55 per share. In accordance with SFAS No. 123, compensation expense will be recognized over the vesting period, which is typically five years.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in millions, except per share amounts)	2003	2002	2003	2002

Net earnings (loss), as reported	$100	$73	$171	$(532)
Add: Stock-based employee compensation expense included in reported net earnings (loss), after-tax	2	1	5	2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, after-tax	(7)	(6)	(19)	(16)

Pro forma net earnings (loss)	$95	$68	$157	$(546)

Net earnings (loss) per share:
Basic, as reported	$.45	$.33	$.77	$(2.41)

Basic, pro forma	$.43	$.31	$.71	$(2.47)

Diluted, as reported	$.45	$.33	$.77	$(2.40)

Diluted, pro forma	$.43	$.31	$.71	$(2.46)

•	Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires that a variable interest be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. On February 1, 2003, we adopted FIN 46 for variable interest entities created after January 31, 2003 and it did not have a material impact on our financial statements. In October 2003, the FASB deferred FIN 46 until the first fiscal year or interim period ending after December 15, 2003 for entities acquired before February 1, 2003. The FASB continues to clarify this standard and as such, we continue to assess if the adoption of this statement will have a material impact.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement requires that financial instruments within its scope be classified as a liability (or an asset in some circumstances). Under previous guidance these instruments were allowed to be accounted for as equity. With the exception of two provisions, SFAS No. 150 was effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. On October 29, 2003, the FASB deferred the provisions of paragraphs 9 and 10 as they apply to mandatorily redeemable noncontrolling interests. As such, and in accordance with the deferral, we will continue to assess the impact of these provisions as the FASB finalizes this statement.

NOTE 3: SEGMENT INFORMATION

We operate six business segments: Coatings, Adhesives and Sealants, Electronic Materials, Performance Chemicals, Salt and Monomers as described below. The Coatings, Electronic Materials and Performance Chemicals business segments aggregate operating segments.

•	Coatings

This segment is comprised of three businesses: Architectural and Functional Coatings; Powder Coatings; and Automotive Coatings. Architectural and Functional Coatings produces acrylic emulsions and additives that are used to make industrial and decorative coatings, varnishes and specialty finishes. This business also provides similar technology for use in the paper industry, graphic arts applications, leather garments, fiber-filled materials and textile finishes. Automotive Coatings formulates paints for the plastic interior and exterior components of cars and trucks. Powder Coatings produces a comprehensive line of thermoset and thermoplastic powder coatings used on everything from lawn and garden tools to patio furniture, backyard grills and industrial shelving.

•	Adhesives and Sealants

This segment provides fully formulated adhesives, components of adhesives and other products, based on a wide range of technologies, used to make carton sealing tapes, pressure-sensitive labels, flexible packaging, automotive components and other specialty laminates.

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

This segment includes the sales and operating results of Plastics Additives, Process Chemicals (which was formed in 2003 by combining Inorganic and Specialty Solutions and Ion Exchange Resins), Consumer and Industrial Specialties and other smaller business groups. These businesses provide products that serve a diverse set of markets, from consumer products, to additives used to manufacture plastic and vinyl products, to water treatment and purification processes for food and pharmaceutical markets, to newsprint processing.

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

Net Sales by Business Segment and Region

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in millions)	2003	2002 (1)	2003	2002 (1)

Business Segment
Coatings	$559	$489	$1,623	$1,422
Adhesives and Sealants	156	146	474	446
Electronic Materials	273	262	782	738
Performance Chemicals	352	318	1,035	930
Salt	148	139	566	489
Monomers	315	266	859	720
Elimination of Intersegment Sales	(212)	(166)	(565)	(453)

Total	$1,591	$1,454	$4,774	$4,292

Customer Location
North America	$828	$826	$2,549	$2,504
Europe	433	347	1,296	1,000
Asia-Pacific	277	230	781	639
Latin America	53	51	148	149

Total	$1,591	$1,454	$4,774	$4,292

Earnings from Continuing Operations by Business Segment (2,5)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in millions)	2003	2002 (1,4)	2003	2002 (1,4)

Business Segment
Coatings	$55	$48	$98	$166
Adhesives and Sealants	-	3	12	(2)
Electronic Materials	27	26	68	60
Performance Chemicals	25	20	39	61
Salt	3	4	35	29
Monomers	33	22	47	58
Corporate (3)	(43)	(46)	(120)	(124)

Total	$100	$77	$179	$248

(1)	Reclassified to conform to current year presentation.
(2)	Presented before cumulative effect of accounting change.
(3)	Corporate includes items such as corporate governance costs, the unallocated portion of shared services, interest income and expense, environmental remediation expense, insurance recoveries and certain balance sheet currency translation gains and losses for our U.S. dollar functional foreign subsidiaries.
(4)	In accordance with SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” 2002 earnings from continuing operations now reflect losses on early extinguishment of debt, previously reported below continuing operations as extraordinary items. These losses are reflected within the Corporate business segment.
(5)	Earnings from continuing operations were taxed using our overall consolidated effective tax rate.

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

As a result of our SFAS No. 142 transitional impairment test, a non-cash charge of $830 million ($773 million after-tax), was reflected in the results for 2002. The charge from adoption was reported as a Cumulative Effect of Accounting Change in the Consolidated Statement of Operations. Of the impairment, $668 million pertained to goodwill and $162 million ($105 million after-tax) related to indefinite-lived intangible assets within the Salt segment. The after-tax charge is as follows: Coatings - $42 million; Electronic Materials - $281 million; Performance Chemicals - $230 million; and Salt - $220 million. The impairment charges were primarily the result of the economic downturn over the previous two years affecting growth assumptions in certain key markets. In addition, customer consolidation in some areas led to downward pressure on pricing and volume.

Annual Impairment Review

In accordance with the provisions of SFAS No. 142, we are required to perform, at a reporting unit level, an annual recoverability review of goodwill and indefinite-lived intangible assets. We completed our annual recoverability review as of May 31, 2003 and determined that goodwill and indefinite-lived intangible assets were fully recoverable as of this date. We utilized discounted cash flow analyses for purposes of performing this test.

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2003, by business segment, are as follows:

		Adhesives	Electronic	Performance
(in millions)	Coatings	and Sealants	Materials	Chemicals	Monomers	Salt	Total

Balance as of January 1, 2003	$305	$462	$318	$156	$18	$358	$1,617
Goodwill related to acquisitions	5	-	11	-	-	-	16
Settlement of purchase accounting contingencies (including taxes)	(7)	(9)	(5)	(5)	-	(7)	(33)
Currency effects	6	5	-	2	-	-	13

Balance as of September 30, 2003	$309	$458	$324	$153	$18	$351	$1,613

Other Intangible Assets

Indefinite–lived Intangible Assets

The following table provides information regarding our indefinite-lived intangible assets as of September 30, 2003:

(in millions)	Salt (2)

Tradename	$298
Strategic location (1)	58

Total	$356

(1)	Strategic location is a specific customer-related asset that recognizes the intangible value of our supply source in relation to a customer’s location.
(2)	Certain of our indefinite-lived intangible assets are denominated in foreign currencies and are translated using the appropriate U.S. dollar exchange rate.

Finite-lived Intangible Assets

The following table provides information regarding our finite-lived intangible assets:

	At September 30, 2003			At December 31, 2002

	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
(in millions)	amount	amortization	Net	amount	amortization	Net

Customer list	$970	$(106)	$864	$986	$(95)	$891
Tradename	158	(21)	137	177	(22)	155
Developed technology	390	(96)	294	458	(95)	363
Patents, license agreements and other	171	(79)	92	142	(50)	92

Total	$1,689	$(302)	$1,387	$1,763	$(262)	$1,501

In June 2003, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we recognized a $102 million impairment charge, of which $95 million was recorded to adjust the carrying value of certain finite-lived intangible assets to their fair values. The charge consisted of $80 million related to the Lamineer product line of the Powder Coatings business in the Coatings segment and $15 million associated with our Specialty Magnesia product line in the Performance Chemicals segment. The charge was recorded as a Provision for Restructuring and Asset Impairments in the Consolidated Statement of Operations. See Note 6: Provision for Restructuring and Asset Impairments of this interim report for the period ended September 30, 2003 for additional information on the impairments.

Amortization expense for finite-lived intangible assets was $16 million and $17 million for the three months ended September 30, 2003 and 2002, respectively and $50 million and $51 million for the nine months ended September 30, 2003 and 2002, respectively. The estimated future amortization expense during the next five years is $65 million in 2004, $61 million in 2005, $59 million in 2006, $59 million in 2007 and $59 million in 2008.

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

During the nine months ended September 30, 2003, we increased our ownership in Rodel at an additional cost of $11 million, retaining a 99% ownership. The additional cost was recorded as goodwill. Rodel is a leader in precision polishing technology serving the semiconductor, memory disk and glass polishing industries.

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

In December 2002, we acquired the global plastics additives business of our joint venture partner, Kureha Chemical for approximately $57 million. Included in the acquisition were the commercial operations throughout the Asia-Pacific region and other areas along with the manufacturing facilities and laboratories in Singapore, as well as technical service laboratories in Beijing. Additionally, we gained full control of manufacturing sites in Singapore and Grangemouth, Scotland, which were sites previously part of the joint venture. The acquisition effectively terminated our joint ventures with Kureha Chemical. The purchase price allocation was finalized during 2003.

NOTE 6: PROVISION FOR RESTRUCTURING AND ASSET IMPAIRMENTS

2003 Restructuring Activities and Asset Impairments

We recorded restructuring provisions and asset impairments of $5 million for the three months ended September 30, 2003 and $156 million and $16 million, respectively, for the nine months ended September 30, 2003 and 2002, as detailed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in millions)	2003	2002	2003	2002

Severance and employee benefits	$5	$-	$67	$7
Asset impairments, net of proceeds	-	-	89	9

Total	$5	$-	$156	$16

Provision for Restructuring and Asset Impairment by Business Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Pre-tax
(in millions)	2003	2002	2003	2002

Business Segment
Coatings	$-	$-	$102	$-
Adhesives and Sealants	-	-	4	9
Electronic Materials	-	-	(1)	-
Performance Chemicals	2	-	45	8
Salt	-	-	-	-
Monomers	-	-	2	-
Corporate	3	-	4	(1)

Total	$5	$-	$156	$16

Severance and other employee benefits

In September 2003, we recognized $5 million of severance and employee benefit charges related to restructuring initiatives. Of the total, approximately $2 million pertains to changes in estimates to provisions for previously implemented restructuring initiatives and $1 million pertains to pension plan settlement losses. The remaining $2 million in severance is attributable to smaller reduction in force efforts in several of our businesses.

In June 2003, we recognized severance and employee benefit charges of $44 million, affecting 440 positions in total, related to restructuring initiatives. Of the total, $22 million pertains to a European restructuring initiative announced in June and $16 million pertains to changes in estimates to provisions associated with North American restructuring activities initiated in prior periods primarily due to pension plan settlement losses. The remaining $6 million in severance is attributable to smaller reduction in force efforts in several of our businesses affecting approximately 120 employees in North America. The European restructuring initiative was designed to address business and infrastructure issues in all businesses and functional areas in 12 countries. More specifically, the program was focused on the number of offices required to cost-effectively leverage our presence in the region and the organizational changes brought about with the implementation of our Enterprise Resource Planning system. The primary costs to implement this initiative are associated with the net reduction of approximately 320 employees. Incremental costs associated with these streamlining activities will be expensed as incurred throughout the implementation process, which for all initiatives, is expected to be completed within one year from the date of implementation.

The balance as of September 30, 2003, recorded for severance and employee benefits, was included in Accrued Liabilities in the Consolidated Balance Sheet. As of September 30, 2003, 35 positions of 440 identified have been eliminated. All initiatives will be complete within one year from the date of implementation. A summary of the June 2003 initiative is presented below:

			Balance
	Balance		September 30,
(in millions)	June 30, 2003	Payments	2003

Severance and employee benefits	$44	$(16)	$28

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

The balance as of September 30, 2003, recorded for severance and employee benefits, was included in Accrued Liabilities in the Consolidated Balance Sheet. As of September 30, 2003, 118 positions of 340 identified have been eliminated. All initiatives will be materially complete within one year from the date of implementation. A summary of the March 2003 initiative is presented below:

			Balance
	Balance		September 30,
(in millions)	March 31, 2003	Payments	2003

Severance and employee benefits	$18	$(4)	$14

Other Asset impairments

In June 2003 we adjusted the carrying value of certain finite-lived intangible and net fixed assets to their fair value, and accordingly recognized a $102 million charge for asset impairments. This impairment charge consisted of $95 million of finite-lived intangible assets and $7 million of net fixed assets. Fair values were estimated based upon forecasted cash flows discounted to present value.

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

In the nine months ended September 30, 2003, $14 million was recorded as a change to the original charge primarily for settlement losses on pension obligations as individual pension liabilities were settled from the pension plan and changes to estimates for the cost of early retirement enhancements.

Where applicable, we recognize pension settlement gains or losses at the time an employee’s individual liability is settled within the pension plan.

As of September 30, 2003, $11 million was included in Accrued Liabilities in the Consolidated Balance Sheet. A roll forward of activity is presented below.

			Balance		Balance
	2002 Beginning		December 31,		September 30,
(in millions)	Balance	Payments	2002	Payments	2003

Severance and employee benefits	$31	$(2)	$29	$(19)	$10
Contract and lease termination and other costs	2	(1)	1	–	1

Total	$33	$(3)	$30	$(19)	$11

	Affected	Positions	Remaining to be
2002 Repositioning	positions	eliminated	eliminated

Number of employees	410	324	86

NOTE 7: CONTINGENT LIABILITIES, GUARANTEES AND COMMITMENTS

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

Wood-Ridge Site

In Wood-Ridge, New Jersey, Morton and Velsicol Chemical Corporation (Velsicol) have been held jointly and severally liable for the cost of remediation of environmental problems associated with a mercury processing plant (Site) acquired by a Morton predecessor. As of the date we acquired Morton, Morton disclosed and accrued for certain ongoing studies related to the Site. Additional data gathering has delayed completion of these studies. In our allocation of the purchase price of Morton, we accrued for additional study costs and additional remediation costs based on the ongoing studies.

Our exposure at the Site will depend in part on the results of attempts to obtain contributions from others believed to share responsibility. A cost recovery action against certain parties was brought in federal court. This action was voluntarily dismissed without prejudice against all but one defendant pending future regulatory developments and our appeal of a summary judgment ruling in favor of that defendant. The U.S. Court of Appeals for the Third Circuit has now ruled in our favor in this case, overturning the summary judgment ruling.

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

Moss Point

During 1996, the EPA notified Morton of possible irregularities in water discharge monitoring reports filed by its Moss Point, Mississippi plant in early 1995. Morton investigated and identified other environmental issues at the plant. Although at the date of acquisition Morton had accrued for some remediation and legal costs, we revised these accruals as part of the allocation of the purchase price of Morton based on our discussions with the authorities and on the information available as of June 30, 2000. In 2000, we reached agreement with the EPA, the Department of Justice and the State of Mississippi, resolving these historical environmental issues. The agreement received court approval in early 2001. The accruals established for this matter were sufficient to cover the costs of the settlement. In December 2001, we closed the chemicals portion of the Moss Point facility and are in the process of closing the remaining Electronic Materials portion as part of the sale of the dry film business. In December 2002, a complaint was filed in Mississippi on behalf of over 700 plaintiffs against Morton International, Rohm and Haas, Joseph Magazzu, a former Morton employee, and the Mississippi Department of Environmental Quality alleging personal injury and property damage caused by environmental contamination. Similar complaints were filed in March 2003 in Mississippi on behalf of additional plaintiffs. At this time, we see no basis for these claims and we will defend these cases vigorously.

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

Company Manufacturing Facilities

We also have accruals for corrective action programs under governmental environmental laws at several of our manufacturing sites. The more significant of these accruals have been recorded at the following sites: Bristol, Pennsylvania; Houston, Texas; Ringwood, Illinois; and Mozzanica, Italy.

Other Environmental Matters

The amount charged to earnings pre-tax for environmental remediation and related charges was $15 million and $22 million for the three months ended September 30, 2003 and 2002, respectively, and $22 million and $27 million for the nine months ended September 30, 2003 and 2002, respectively. The reserves for remediation were $135 million and $123 million at September 30, 2003 and December 31, 2002, respectively, and are recorded as liabilities (current and long-term) in the Consolidated Balance Sheets. These reserves include amounts resulting from the allocation of the purchase price of Morton. We are pursuing lawsuits over insurance coverage for certain environmental liabilities. It is our practice to reflect environmental insurance recoveries in results of operations for the quarter in which the litigation is resolved through settlement or other appropriate legal processes. Resolutions typically resolve coverage for both past and future environmental spending. We settled with several of our insurance carriers and recorded earnings pre-tax of approximately $9 million for the nine months ended September 30, 2003 and $16 million and $33 million for the three and nine months ended September 30, 2002, respectively.

In addition to accrued environmental liabilities, we have reasonably possible loss contingencies related to environmental matters of approximately $87 million and $70 million at September 30, 2003 and December 31, 2002, respectively. We have reserved for the costs we believe are probable and estimable and other costs which have not met the definition of probable have been included in our disclosure of reasonably possible loss contingencies. Further, we have identified other sites, including our larger manufacturing facilities, where additional future environmental remediation may be required, but these loss contingencies cannot reasonably be estimated at this time. These matters involve significant unresolved issues, including the number of parties found liable at each site and their ability to pay, the outcome of negotiations with regulatory authorities, the alternative methods of remediation and the range of costs associated with those alternatives. We believe that these matters, when ultimately resolved, which may be over an extended period of time, will not have a material adverse effect on our consolidated financial position or consolidated cash flows, but could have a material adverse effect on consolidated results of operations or cash flows in any given period.

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

NOTE 8: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We use financial instruments, under established policies, to manage market risk arising out of changing foreign exchange rates, interest rates and commodity prices, which have a material impact on our earnings, cash flows and fair values of assets and liabilities. We do not use derivative instruments for trading or speculative purposes. Our policies prohibit us from entering leveraged derivative instruments and instruments the values of which are not available from independent third parties. We manage counter-party risk by diversifying trading among major financial institutions with investment grade credit ratings and by limiting our dependence upon each institution consistent with our assessment of credit quality. Additional information can be found in our Annual Report filed on Form 10-K with the SEC.

Currency Hedges

During the three and nine months ended September 30, 2003, overall strengthening of foreign currencies increased the translated U.S. dollar values of our Net Earnings from, and net investments in, countries where our businesses generate foreign currency cash flows. At the same time, the aggregate fair value of our currency-related financial instruments decreased. These decreases were consistent with our hedging objectives which are designed to mitigate currency-induced volatility in reported results. The reductions in value of our financial instruments and resulting losses are discussed below. The favorable impact of foreign currency on earnings for the three and nine months ended September 30, 2003 is presented after deducting hedging costs. The net positive impact on Other Comprehensive Income of increases in the dollar value of our investments in non-U.S. operating units including these hedging results are summarized below.

We enter into foreign exchange option and forward contracts in order to reduce the risk and variability in the Company’s operating results from foreign-currency-denominated cash flows. These contracts are designated as cash flow hedges covering portions of our twelve month forecast cash flows. The U.S. dollar equivalent of the notional value of these contracts was $228 million at September 30, 2003 and $186 million at September 30, 2002. These contracts mature when the underlying cash flows being hedged are forecast to be realized. Since the option and forward contracts are considered highly effective hedges, their cash value less their cost will be reflected in earnings at maturity. All contracts are marked-to-market each quarter with changes in fair value prior to maturity recorded in Accumulated Other Comprehensive Income (Loss).

During the three and nine month periods ended September 30, 2003, these contracts declined in value resulting in a $1 million and $6 million loss, after-tax, respectively. For the same periods ended September 30, 2002, an immaterial loss and a $5 million loss were reflected in Accumulated Other Comprehensive Income (Loss). For the three and nine month periods ended September 30, 2003, a $2 million and a $6 million after-tax loss were recorded in earnings related to foreign currency cash flow hedging contracts which matured during the respective periods. At September 30, 2002, the amount recorded in earnings related to cash flow hedges, which matured during the respective periods, was a $1 million loss for the three and nine months. Changing market conditions will impact the actual amounts charged or credited to earnings during the following twelve-month periods.

We contract with counter-parties to buy and sell foreign currency to offset the impact of exchange rate changes on recognized assets and liabilities denominated in non-functional currencies, including inter-company loans. These contracts generally require exchange of one foreign currency for another at a fixed rate at a future date. These contracts are designated as foreign currency fair value hedges with maturities generally less than twelve months. The carrying amounts of these contracts are adjusted to their market values at each balance sheet date and their related gains or losses are recorded in Other Income, net. For the three and nine month periods ended September 30, 2003, the amounts reflected in earnings for foreign currency fair value hedges were a $1 million gain and a $3 million gain after-tax, respectively. Total foreign currency fair value hedges outstanding at September 30, 2003 and 2002 were $651 million and $283 million, respectively.

We utilize foreign exchange forward and currency collar contracts together with non-dollar borrowings to hedge the foreign currency exposures of our net investments in foreign operating units in Europe and Japan. These derivative instruments and non-dollar borrowings are designated as hedges of net investments. Accordingly, the effective portions of foreign exchange gains or losses on these hedges are recorded as part of the Cumulative Translation Adjustment, which is part of Accumulated Other Comprehensive Income (Loss). At September 30, 2003 and 2002, $101 million and $18 million in after-tax losses, respectively, were recorded in Cumulative Translation Adjustment representing the effective portions of foreign exchange losses on these hedges. Of those amounts, $55 million and $27 million in after-tax losses at September 30, 2003 and 2002 were related to short-term Euro and long-term Yen borrowings and the remainder were related to exchange forward and currency collar contracts in these currencies. Included in Other Comprehensive Income (see Note 10) as Cumulative Translation Adjustment for the nine month period ended September 30, 2003 and 2002, were gains of $48 million and $45 million, net of hedge losses, respectively. The reconciliation within Cumulative Translation Adjustment is provided as follows:

	2003			2002

		Foreign			Foreign
		Currency			Currency
	Hedges of	Impact	Cumulative	Hedges of	Impact	Cumulative
Gains/(Losses)	Net	on Net	Translation	Net	on Net	Translation
(in millions)	Investment	Investment	Adjustment	Investment	Investment	Adjustment
Balance at December	$(49)	$(19)	$(68)	$38	$(158)	$(120)
Changes in fair value	(52)	100	48	(56)	101	45

Balance at September	$(101)	$81	$(20)	$(18)	$(57)	$(75)

The amounts that are considered ineffective on these net investment hedges were recorded in interest expense. While the ineffective amounts were immaterial for the three and nine month period ended September 30, 2003, interest expense was increased by $1 million for the nine month period ended September 30, 2002.

In September 2003 we reduced net investment hedges outstanding in order to balance the company’s net debt among currencies and interest rates. Total derivative and non-functional currency liabilities designated as hedges of net investments outstanding at September 30, 2003 were $548 million compared to $879 million outstanding at September 30, 2002.

Commodity Hedges

We use commodity swap, option and collar contracts to reduce the effects of changing raw material prices. These contracts are designated and accounted for as cash flow hedges. Included in Accumulated Other Comprehensive Income (Loss) at September 30, 2003 and 2002 is a $1 million after-tax loss and a $2 million gain, which represents the market value changes in those outstanding commodity swap, option, and collar contracts.

These contracts are considered highly effective as hedges and will mature consistent with our purchases of the underlying commodities during the following eighteen month period. The actual amounts to be charged to earnings when these contracts mature will depend upon spot market prices when these contracts mature. For the three months ended September 30, 2003 and 2002, a $1 million loss and $1 million after-tax gain, respectively, was recorded in earnings with respect to commodity swap, option and collar contracts maturing during the same periods. For the nine months ended September 30, 2003 and 2002, the amounts reflected in earnings were a $5 million and $1 million after-tax gain, respectively. The gains and losses were recorded as components of Costs of Goods Sold with the related tax effect recorded in tax expense. The notional value of commodity hedges outstanding at September 30, 2003 and 2002 were $44 million and $43 million, respectively.

Interest Rate Hedges

We use interest swap agreements to maintain a desired level of floating rate debt. In 2001, we entered into interest rate swap agreements with a notional value of $950 million, which converted the fixed rate components of the $450 million notes due July 15, 2004 and the $500 million due July 15, 2009 to a floating rate based on three-month LIBOR. Of these swap agreements, the $500 million notional value contracts maturing in 2009 and $75 million maturing in 2004 contain a credit clause where each counter-party has a right to settle at market price if the other party is downgraded below investment grade. These interest swap agreements are designated and accounted for as fair value hedges. The changes in fair values of interest rate swap agreements are marked to market through income together with the offsetting changes in fair value of the underlying notes using the short cut method of measuring effectiveness. As a result, the carrying amounts of these notes increased by $88 million at September 30, 2003 as compared to $94 million at December 31, 2002 while the fair value of swaps was reported as Other Assets in the same amount. The swap agreements reduced interest expense by $11 million and $9 million during the three months ended September 30, 2003, and 2002, respectively, and $31 million and $27 million for the nine months ended September 30, 2003 and 2002, respectively.

To maintain our floating rate debt at desired levels, during October 2003 we entered into interest rate swap agreements with a notional value of 200 million Euro which converted the fixed rate components of our 400 million Euro notes due March 9, 2007 to a floating rate based on six-month EURIBOR. Of these swap agreements, 50 million Euro notional value contracts contain credit clauses where each counter-party has a right to settle at market price if the other party is downgraded below investment grade.

As of September 30, 2003 and 2002, we maintained hedge positions of immaterial amounts that were effective as hedges from an economic perspective but did not qualify for hedge accounting under SFAS No. 133, as amended. Such hedges consisted primarily of emerging market foreign currency option and forward contracts, and have been marked to market through income, with an immaterial impact on earnings.

Period changes, net of applicable income taxes, within Accumulated Other Comprehensive Income (Loss) and Net Earnings, due to the use of derivative and non-derivative instruments qualifying as hedges, are reconciled as follows:

Periods in 2003

	Currency		Hedges	Fair
	Cash Flow	Commodity	Of Net	Value
	Hedges	Hedges	Investment	Hedges	Total
(in millions)
Within Accumulated Other Comprehensive Income/(Loss):
Balance at December 31, 2002	$(4)	$2	$(49)		$(51)
Changes in fair value	(5)	5	(38)		(38)
Reclassification to earnings, net	4	(6)	–		(2)

Balance at June 30, 2003	(5)	1	(87)		(91)
Changes in fair value	(1)	(3)	(14)		(18)
Reclassification to earnings, net	2	1	–		3

Balance at September 30, 2003	$(4)	$(1)	$(101)		$(106)

Within Net Earnings – Income/(Loss):
Reclassification from Accumulated Other Comprehensive Income (Loss)	$(4)	$6	$–	$–	$2
Interest rate hedges				14	14
Foreign currency fair hedges	–	–	–	2	2

Earnings impact through June 30, 2003	(4)	6	–	16	18
Reclassification from Accumulated Other Comprehensive Income (Loss)	(2)	(1)	–	–	(3)
Interest rate hedges				7	7
Foreign currency fair hedges	–	–	–	1	1

Earnings impact through September 30, 2003	$(6)	$5	$–	$24	$23

Periods in 2002

	Currency		Hedges	Fair
	Cash Flow	Commodity	Of Net	Value
	Hedges	Hedges	Investment	Hedges	Total
(in millions)
Within Accumulated Other Comprehensive Income/(Loss):
Balance at December 31, 2001	$3	$(4)	$38		$37
Changes in fair value	(5)	5	(59)		(59)
Reclassification to earnings, net	(1)	–	–		(1)

Balance at June 30, 2002	(3)	1	(21)		(23)
Changes in fair value	–	2	3		5
Reclassification to earnings, net	1	(1)	–		–

Balance at September 30, 2002	$(2)	$2	$(18)		$(18)

Within Net Earnings – Income/(Loss):
Reclassification from Accumulated Other Comprehensive Income (Loss)	$1	$–	$–	$–	$1
Interest rate hedges				11	11
Foreign currency fair hedges	–	–	–	1	1

Earnings impact through June 30, 2002	1	–	–	12	13
Reclassification from Accumulated Other Comprehensive Income (Loss)	(1)	1	–	–	–
Interest rate hedges				6	6
Foreign currency fair hedges	–	–	–	4	4

Earnings impact through September 30, 2002	$–	$1	$–	$22	$23

NOTE 9: INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2003	2002
(in millions)
Finished products and work in-process	$623	$591
Raw materials	121	133
Supplies	45	41

Total	$789	$765

NOTE 10: COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002
(in millions)
Net earnings (loss)	$100	$73	$171	$(532)
Other comprehensive income (loss):
Cumulative translation adjustment	8	(14)	48	45
Current period changes in fair value of derivative instruments qualifying as hedges, net of $2, $1 $2 and $1 of income taxes, respectively	(4)	2	(4)	2
Reclassification to earnings, net of $2, $0, $1 and $1 of income taxes, respectively	3	–	1	(1)

Comprehensive income (loss)	$107	$61	$216	$(486)

NOTE 11: EARNINGS PER SHARE

The difference in common shares outstanding used in the calculation of basic and diluted earnings (loss) per common share is primarily due to the effect of stock options as reflected in the reconciliation that follows:

	Three Months Ended September 30,			Nine Months Ended September 30,

(in millions, except per	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

2003
Earnings from continuing operations before cumulative effect of accounting change (Basic)	$100	221.6	$.45	$179	221.3	$.81
Dilutive effect of options (a)	–	1.0		–	.7

Earnings from continuing operations before cumulative effect of accounting change (Diluted)	$100	222.6	$.45	$179	222.0	$.81
2002
Earnings from continuing operations before cumulative effect of accounting change (Basic)	$77	221.1	$.35	$248	220.9	$1.12
Dilutive effect of options (a)	–	1.0		–	1.0

Earnings from continuing operations before cumulative effect of accounting change (Diluted)	$77	222.1	$.35	$248	221.9	$1.12

(a)	For the three months ended September 30, 2003 and 2002, 5.5 million shares and 5.4 million shares, respectively, attributable to stock options were excluded from the calculation of diluted earnings per share as the exercise price of the stock options was greater than the average market price. For the nine months ended September 30, 2003 and 2002, 7.9 million shares and 5.4 million shares, respectively, attributable to stock options were excluded from the calculation of diluted earnings per share as the exercise price of the stock options was greater than the average market price.

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

Within the following discussion, unless otherwise stated, “three month period” and “nine month period” refers to the three and nine months ended September 30, 2003 and “prior period” refers to comparisons with the corresponding period in the previous year, unless otherwise stated.

Earnings from continuing operations before cumulative effect of accounting change are abbreviated as “Earnings from continuing operations” within the MD&A and Notes to Consolidated Financial Statements.

Significant Items Affecting the Results of Operations

Overview

We are a global specialty materials company that brings technology and innovation to the market that enhances the performance of end-use consumer products made by our customers. Our products are sold primarily for use in the personal care, grocery, home and construction markets and the electronics industry.

In the third quarter of 2003, we reported sales of $1,591 million, a 9% increase over the third quarter of 2002, resulting from the impact of favorable foreign currency, the contribution of recent acquisitions and higher selling prices. Despite improvements in the overall economic environment and the consumer-related sector, the industrial sectors continued to lag the general economic recovery.

Gross profit margin was 29%, compared with 31% in the same period in 2002, as favorable currencies failed to offset the impact of higher raw material, energy and manufacturing costs. Selling and administrative expenses decreased 5% on a year-on-year basis, reflecting continued control over discretionary spending. Research and development spending was down 20% over the same period in 2002, largely the result of discontinuing a gene regulation research program late last year, the absence of restructuring related costs and the write-off of purchased in-process research and development in 2002 from our acquisition of the Ferro powder coatings business.

We reported earnings from continuing operations in the third quarter of 2003 of $100 million, or $.45 per share, as compared to third quarter 2002 earnings from continuing operations of $77 million or $.35 per share.

Asset Retirement Obligations

Effective January 1, 2003, we adopted Statement of Financial Accounting Standard (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” This statement requires us to recognize the fair value of a liability for an asset retirement obligation during the period in which it is incurred. The corresponding asset retirement costs are capitalized as part of the carrying value of the related long-lived assets and depreciated over the asset’s useful life. Changes in the liability balance due to the passage of time are measured by applying an interest method of allocation to the liability amount at the beginning of the period. This amount is recognized as an increase to the liability balance and as an operating expense in our Consolidated Statements of Operations. Revisions to the timing or the amount of the original estimate of undiscounted cash flows, are recognized as an increase or decrease in the carrying amount of the liability and the related asset retirement costs capitalized as part of the underlying long-lived asset.

Our asset retirement obligations are primarily associated with the following: (1) the capping of certain brine and gas wells used by our Salt segment for the production of various products; and (2) the contractual requirement to remove or dismantle certain leasehold improvements at the end of the lease term.

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

Additionally, the carrying values of the related long-lived assets were increased by $3 million, net of accumulated depreciation. There have been no significant changes to these balances during the nine months ended September 30, 2003.

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

Long-lived assets, such as land, buildings, equipment and other intangible assets, are depreciated over their estimated useful lives. These assets are reviewed for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever changes in circumstances indicate the carrying value may not be recoverable. Such circumstances would include items, such as a significant decrease in the market price of a long-lived asset, a significant adverse change in the manner the asset is being used or in its physical condition or a history of operating or cash flow losses associated with the use of the asset. When such events or changes occur, we estimate the future cash flows expected to result from the use and, if applicable, the eventual disposition of the assets. The key variables that we must estimate include assumptions regarding future sales volume, prices and other economic factors. Significant management judgment is involved in estimating these variables, and they include inherent uncertainties since they are frequently forecasting future events. If, as a result of this analysis, assets are considered impaired, they are written down to the appropriate fair value.

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

	Weighted-	Estimated	Combined
	average	return on	increase/ (decrease)
(in millions)	discount rate	plan assets	pension expense

50 basis point increase	$(2)	$(8)	$(10)
50 basis point decrease	$3	$8	$11

Forward-Looking Information

This document contains forward-looking information so that investors will have a better understanding of our future prospects and make informed investment decisions. Forward-looking statements within the context of the Private Securities Litigation Reform Act of 1995 include statements anticipating future growth in sales, earnings, earnings before interest, taxes, depreciation and amortization and cash flows. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” and similar language to describe prospects for future operations or financial condition identify such forward-looking statements. Forward-looking statements are based on management’s assessment of current trends and circumstances, which may be susceptible to uncertainty, change or any other unforeseen development. Results could differ materially depending on such factors as change in business climate, economic and competitive uncertainties, the cost of raw materials and natural gas, as well as other energy sources and the ability to achieve price increases to offset such cost increases, foreign exchange rates, interest rates, acquisitions or divestitures, risks in developing new products and technologies, the impact of new accounting standards, assessments for asset impairments, the impact of tax and other legislation and regulation in the jurisdictions in which we operate, changes in business strategies, or the unanticipated costs of complying with environmental and safety regulations. As appropriate, additional factors are described in our 2002 Annual Report filed on Form 10-K with the SEC on March 17, 2003. We are under no obligation to update or alter our forward-looking statements, as a result of new information, future events or otherwise.

THIRD QUARTER 2003 VERSUS THIRD QUARTER 2002 - CONSOLIDATED

Net Sales and Operating Margins

In the third quarter of 2003, we reported consolidated net sales of $1,591 million, an increase of 9% or $137 million, from prior period net sales of $1,454 million. Major components of the increase included: the impact of favorable foreign currency representing 4%; acquisitions, net of divestitures 3%; and increased selling prices 2%.

Net sales from our Coatings, Performance Chemicals and Electronic Materials segments accounted for 84% or $115 million of the increase from 2002. The impact of favorable foreign currencies accounted for 40% of this increase. The remaining increase was driven by:

•	Coatings - the September 2002 acquisition of the Ferro powder coatings business and improved selling prices.

•	Performance Chemicals - the December 2002 acquisition of Kureha.

•	Electronic Materials - higher demand for advanced technology product lines in Microelectronics as well as lead-free products and advanced packaging in Electronic and Industrial Finishes.

Sales from Adhesives and Sealants, Salt and Monomers accounted for the remaining increase of 16% or $22 million of the increase in consolidated net sales.

Our gross profit for the third quarter of 2003 was $467 million, an increase of 4% from $451 million in the third quarter of 2002 due largely to the increase in sales noted above. Gross profit margin decreased to 29% in 2003 from 31% in 2002 due to increased raw material, energy and manufacturing costs which were only partially offset by the impact of favorable foreign currency, selling price improvements and the absence of demolition and dismantlement costs associated with the 2001 restructuring activities that were recognized in 2002.

We anticipate raw material and energy costs to significantly exceed 2002 levels this year; however, it is difficult to predict the extent and duration of the higher prices. To support our operations, we purchase approximately 2.8 billion pounds of petrochemical-based raw materials globally. The single largest of these raw materials is propylene. We are making efforts to mitigate the impact of escalating raw material and energy costs, primarily by exercising control over discretionary spending, utilizing swap, option and collar contracts and increasing selling prices. However, we anticipate raw material and energy costs to continue to negatively impact gross margins for the full year 2003.

Selling, Administrative and Research Expenses

Selling, administrative and research expenses (SAR) for the third quarter of 2003 were $266 million, a 9% decline from $291 million in the third quarter of 2002. Selling and administrative expense decreased from the prior period by $11 million primarily due to: 1) continued control over discretionary spending; 2) the favorable impact of previous restructuring initiatives; and 3) the absence in 2003 of costs incurred in 2002 directly associated with previous restructuring initiatives and the write-off of bad debt expense. The benefit of these items more than offset the impact of unfavorable foreign currency and higher employee-related costs in 2003 as compared to 2002.

Research and development expenses decreased from the prior period by $14 million due to: 1) the discontinuation of our gene regulation research program in late 2002, which was donated to a leading university early in 2003; 2) the absence of costs in 2003 that were directly associated with previous restructuring initiatives, primarily the shutdown of our Bristol Technical Center in September of 2002; 3) the write-off of purchased in-process research and development in 2002 from our acquisition of the Ferro powder coatings business; and 4) improved cost controls and the benefits earned from earlier restructuring efforts. SAR expenses decreased to 17% of net sales for the three months of 2003 versus 20% in 2002.

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

Interest Expense

Interest expense for the current quarter was $31 million, a 3% decline from $32 million in the prior period, primarily due to lower debt levels. Higher interest expense on non-U.S. denominated debt was offset by the effect of lower U.S. interest rates.

Amortization of Finite-lived Intangible Assets

Amortization of finite-lived intangible assets for the current quarter was $16 million, a 6% decline from $17 million in the prior period. The decrease is due to a lower asset base as compared to 2002, resulting primarily from the June 2003 impairment of $95 million of certain finite-lived intangible assets.

Share of Affiliate Earnings, net

In the third quarter of 2003, affiliate net earnings decreased to $4 million from $5 million in the third quarter of 2002. The decrease was primarily due to the 2002 acquisition of Kureha’s plastics additives business which terminated our previous joint venture arrangement.

Provision for Restructuring and Asset Impairments

In the three months ended September 30, 2003, we recognized a charge of $5 million for restructuring and asset impairments. Of the total, approximately $2 million pertains to changes in estimates to provisions for previously implemented restructuring initiatives and $1 million pertains to pension plan settlement losses. The remaining $2 million in severance is attributable to smaller reduction in force efforts in several of our businesses.

In general, the Company continues to analyze other productivity initiatives, including organizational restructuring, plant closures and manufacturing footprint redesign to improve financial performance. If approved by executive management, future initiatives could result in significant restructuring and asset impairment charges.

Other (Income) Expense, net

In the three months ended September 30, 2003, net other expense increased to $5 million from $3 million in the prior period, largely due to an increase in foreign exchange losses which were offset by fewer miscellaneous expenses and increased royalty income.

Effective Tax Rate

In the three months ended September 30, 2003, we recorded a provision for income tax expense of $48 million. An average effective tax rate of 32% was applied to earnings of $148 million and $113 million for the three months ended September 30, 2003 and 2002, respectively.

Net Earnings (Loss)

In the three months ended September 30, 2003, we reported net earnings of $100 million compared to $73 million in the prior period. We reported earnings per diluted share of $.45 in 2003 compared to $.33 in the prior period. The change from 2002 was driven by the favorable impact of foreign currency, control over discretionary spending and improved selling prices, partially offset by increased raw material, energy and manufacturing costs.

THIRD QUARTER 2003 VERSUS THIRD QUARTER 2002 – BY BUSINESS SEGMENT

Net Sales by Business Segment and Region

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002 (1)	2003	2002 (1)
(in millions)
Business Segment
Coatings	$559	$489	$1,623	$1,422
Adhesives and Sealants	156	146	474	446
Electronic Materials	273	262	782	738
Performance Chemicals	352	318	1,035	930
Salt	148	139	566	489
Monomers	315	266	859	720
Elimination of Intersegment Sales	(212)	(166)	(565)	(453)

Total	$1,591	$1,454	$4,774	$4,292

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002 (1)	2003	2002 (1)
(in millions)
Customer Location
North America	$828	$826	$2,549	$2,504
Europe	433	347	1,296	1,000
Asia-Pacific	277	230	781	639
Latin America	53	51	148	149

Total	$1,591	$1,454	$4,774	$4,292

Earnings from Continuing Operations by Business Segment (2,5)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002 (1,4)	2003	2002 (1,4)
(in millions)
Business Segment
Coatings	$55	$48	$98	$166
Adhesives and Sealants	-	3	12	(2)
Electronic Materials	27	26	68	60
Performance Chemicals	25	20	39	61
Salt	3	4	35	29
Monomers	33	22	47	58
Corporate (3)	(43)	(46)	(120)	(124)

Total	$100	$77	$179	$248

Provision for Restructuring and Asset Impairment by Business Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Pre-tax	2003	2002	2003	2002
(in millions)
Business Segment
Coatings	$-	$-	$102	$-
Adhesives and Sealants	-	-	4	9
Electronic Materials	-	-	(1)	-
Performance Chemicals	2	-	45	8
Salt	-	-	-	-
Monomers	-	-	2	-
Corporate	3	-	4	(1)

Total	$5	$-	$156	$16

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

After-tax	2003	2002	2003	2002
(in millions)
Business Segment
Coatings	$-	$-	$66	$-
Adhesives and Sealants	-	-	3	6
Electronic Materials	-	-	(1)	-
Performance Chemicals	1	-	29	5
Salt	-	-	-	-
Monomers	-	-	1	-
Corporate	2	-	3	(1)

Total	$3	$-	$101	$10

(1)	Reclassified to conform to current year presentation.
(2)	Presented before cumulative effect of accounting change.
(3)	Corporate includes items such as corporate governance costs, the unallocated portion of shared services, interest income and expense, environmental remediation expense, insurance recoveries and certain balance sheet currency translation gains and losses for our U.S. dollar functional foreign subsidiaries.
(4)	In accordance with SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” 2002 earnings from continuing operations now reflect losses on early extinguishment of debt, previously reported below continuing operations as extraordinary items. These losses are reflected within the Corporate business segment.
(5)	Earnings from continuing operations were taxed using our overall consolidated effective tax rate.

Coatings

Net sales from Coatings were $559 million, an increase of 14% from net sales of $489 million in 2002, primarily driven by the impact of favorable foreign currency, the results of our Ferro European powder coatings acquisition and improved selling prices. Sales from Architectural and Functional Coatings increased 11% over the prior year due to favorable foreign currency and improved selling prices. Powder Coatings sales increased 60% over the prior year driven primarily by sales from our acquisition of Ferro’s European powder coatings business which was acquired in September of 2002 as well as the impact of favorable foreign currency. Sales from Automotive Coatings decreased 14% from the prior period year, reflecting lower demand from major domestic automobile manufacturers.

Earnings from continuing operations increased 15% to $55 million in 2003 compared to $48 million in 2002. The increase from the prior period is driven by selling price improvements, the impact of favorable foreign currency and improved internal cost controls offsetting increased raw material and energy costs.

Adhesives and Sealants

In the third quarter of 2003, net sales from Adhesives and Sealants were $156 million, an increase of 7% from net sales of $146 million in 2002, primarily driven by the impact of favorable foreign currency and selling price improvements which more than offset lower demand in the two largest regions, North America and Europe.

In the three months ended September 30, 2003, Adhesives and Sealants reported break-even earnings as compared to $3 million from the prior period, reflecting lower demand in higher margin businesses and unfavorable manufacturing costs as a result of the lower volumes. The higher manufacturing costs were partially offset by fewer expenses in 2003 directly associated with restructuring activities and cost savings resulting from the streamlined manufacturing network and other business repositioning efforts that were undertaken in the past two years.

Electronic Materials

In the third quarter of 2003, net sales from Electronic Materials were $273 million, an increase of 4% from net sales of $262 million in 2002. Sales increased in all businesses with volume, improved product mix and the impact of favorable foreign currency offsetting slightly unfavorable selling prices. Sales from the Printed Wiring Board business increased 2% over the prior year driven by growth in the North American and Asia-Pacific regions. Sales from Microelectronics increased 4% as compared to 2002. Lower volumes were offset by growth in our higher margin, advanced technology product lines, including our deep ultra-violet photoresists, anti-reflective coatings and chemical mechanical planarization products. Electronic and Industrial Finishing sales increased 8% from the prior period resulting from higher demand for advanced packaging lines in Europe and Japan and share gains in the lead-free market in Europe.

Earnings from continuing operations increased 4% to $27 million for 2003, as compared to $26 million in 2002, primarily led by growth in the advanced technology product lines and improved cost controls from prior period initiatives, which offset slightly lower selling prices.

Performance Chemicals

In the third quarter of 2003, net sales from Performance Chemicals were $352 million, an increase of 11% from prior period net sales of $318 million, driven by the impact of favorable foreign currency, acquisitions and selling price improvements offset slightly by unfavorable demand.

Sales from Plastics Additives increased 23% from the prior period primarily driven by the addition of our 2002 acquisition of the Kureha plastics additives business along with the impact of favorable foreign currency and selling price improvements. Sales from Consumer and Industrial Specialties increased 7% over the prior period due to the impact of favorable foreign currency, improved demand in the polyacrylic acid dispersants business in Europe and Asia-Pacific, as well as strong biocide demand in Asia-Pacific. Net sales from Process Chemicals (formed by combining the Inorganic and Specialty Solutions and Ion Exchange Resins businesses) were comparable to the third quarter of 2002 as the impact of favorable foreign currency and selling price improvements offset lower demand.

Earnings from continuing operations increased 25% to $25 million this quarter, compared to $20 million in the prior period. The increase in earnings was driven by the impact of favorable foreign currency, improved selling prices and one-time gains from land sales which were offset by the increased raw material, energy and operating costs.

Salt

In the third quarter of 2003, net sales from Salt were $148 million, an increase of 6% from prior period net sales of $139 million. The growth from 2002 is primarily driven by the impact of favorable foreign currency and improved pricing for non-ice control products.

Earnings from continuing operations declined 25% to $3 million for 2003 compared to $4 million from the prior period reflecting increased natural gas costs and the impact of an unexpected production outage at our Weeks Island facility. Selling price improvements only partially offset these higher manufacturing costs.

Monomers

In the third quarter of 2003, net sales from Monomers were $315 million, an increase of 18% from prior period net sales of $266 million, including intercompany sales. The total increase can be attributed to improved pricing implemented to offset high raw material and energy costs.

Earnings from continuing operations increased 50% to $33 million for the current period compared to $22 million in the prior period reflecting the smooth operations at the Houston plant and the improved pricing.

Corporate

Corporate reported a loss from continuing operations of $43 million in the third quarter, representing a 7% improvement over the prior period.

Lower shared service spending, resulting from prior period restructuring initiatives, favorable returns on non-qualified pension assets and fewer restructuring related charges more than offset increased pension costs as compared to the third quarter of 2002.

In the current quarter, we incurred $15 million of additional waste site remediation expense for our company owned non-Superfund sites and company facilities. Additionally, we recognized $8 million, pre-tax for insurance settlements finalized during the quarter. The net impact of these two items is $7 million, pre-tax and consistent with the prior period.

NINE MONTHS 2003 VERSUS NINE MONTHS 2002 - CONSOLIDATED

Net Sales and Operating Margins

In the nine months of 2003, we reported consolidated net sales of $4,774 million, an increase of 11% or $482 million, from prior period net sales of $4,292 million. Major components of the increase included: the impact of favorable foreign currency representing 5%; acquisitions, net of divestitures 3%; improved selling prices 2%; and favorable volume and mix 1%.

The growth from 2002 reflects increased sales, primarily in Coatings, Performance Chemicals and Salt. The increase in Coatings was driven by the impact of our September 2002 Ferro powder coatings acquisition, the impact of favorable foreign currency and selling price improvements. Sales in Performance Chemicals increased due to the impact of favorable foreign currency, our December 2002 acquisition of the Kureha plastics additives business and improved selling prices. Salt sales increased over the prior period from higher ice control volume due to the severe and late winter weather in the Northeast and East Central portions of the United States in early 2003 as well as the impact of favorable foreign currency.

Our gross profit for the nine months of 2003 was $1,377 million, a slight increase from $1,371 million in the prior period. Gross profit margin decreased to 29% from 32% in 2002 primarily due to increased raw material, energy and manufacturing costs, relative to sales. The impact of favorable foreign currency, recent acquisitions and improved selling prices only partially offset the higher raw material and energy costs.

Selling, Administrative and Research Expenses

Selling, administrative and research (SAR) expenses decreased 2%, or $17 million, to $827 million from $844 million in the same period of 2002. Selling and administrative costs increased 1% over 2002 primarily due to pension expense in the current year versus a net credit during the same time in 2002.

Research and development costs decreased from the prior period by $21 million due to: 1) the discontinuation of our gene regulation research program in late 2002, which was donated to a leading university; 2) the absence of one-time costs in 2003 directly associated with previous restructuring initiatives, primarily the shutdown of our Bristol Technical Center in September of 2002; 3) the write-off of purchased in-process research and development in 2002 from our acquisition of the Ferro powder coatings business; and 4) improved cost controls and the benefits earned from earlier restructuring efforts. SAR expenses decreased to 17% of net sales for the nine months of 2003 versus 20% in 2002.

Interest Expense

Interest expense for the nine months ended September 30, 2003 was $94 million, a 5% decline from $99 million in the prior period, primarily due to lower debt levels. Higher interest expense on non-U.S. denominated debt was offset by the effect of lower U.S. interest rates.

Amortization of Finite-lived Intangible Assets

Amortization of intangible assets for the nine months ended September 30, 2003 and 2002 was $50 million and $51 million, respectively. The decrease is due to a lower asset base as compared to 2002, resulting primarily from the June 2003 impairment of $95 million of certain finite-lived intangible assets.

Share of Affiliate Earnings, net

In the nine months of 2003, affiliate net earnings increased to $12 million from $10 million in the nine months of 2002. The increase was driven primarily by additional earnings for two of our Asian-Pacific region joint ventures in our Coatings and Electronic Materials business segments which offset the decrease from our terminated joint venture arrangement with Kureha.

Provision for Restructuring and Asset Impairments

In the nine months ended September 30, 2003, we recognized $156 million of restructuring and asset impairment charges, an increase of $140 million over 2002.

In the three months ended September 30, 2003, we recognized a charge of $5 million for restructuring and asset impairments. Of the total, approximately $2 million pertains to changes in estimates to provisions for previously implemented restructuring initiatives and $1 million pertains to pension plan settlement losses. The remaining $2 million in severance is attributable to smaller reduction in force efforts in several of our businesses.

In the three months ended June 30, 2003, we recognized a charge of $146 million for restructuring and asset impairments. This charge was comprised of a provision for severance and employee benefit charges of $44 million and asset impairment charges of $102 million to adjust the carrying value of certain finite-lived intangible and net fixed assets to their fair value. Of the total provision for severance and employee benefits, $22 million pertained to a European restructuring initiative announced in June and $16 million pertained to changes in estimates to provisions associated with North American restructuring activities initiated in prior periods, primarily due to pension plan settlement losses. The remaining $6 million was attributable to smaller reductions in force efforts in several of our businesses. Of the total asset impairment charge, approximately $80 million related to the Lamineer product line of the Powder Coatings business in the Coatings segment, resulting from a sustained down turn in the office furniture market. The remaining charge consisted primarily of a $22 million impairment of assets associated with our Specialty Magnesia product line in the Performance Chemicals segment, resulting from internal and external changes in this business. The anticipated annual cost savings from these efforts is approximately $41 million, primarily through a consolidation of certain operations and elimination of redundant resources.

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

In the second quarter of 2002, we recognized a $17 million restructuring and asset impairment charge for the full closure of two European plants, Robecchetto and Amersfoort, partially offset by a gain of $1 million relating to the 2001 repositioning initiatives. The gain was comprised of a $3 million charge, pre-tax, from changes in estimates to restructuring liabilities and a gain of $4 million, pre-tax, from the recognition of settlement gains recorded for employees terminated from our pension plans.

Loss on Early Extinguishment of Debt

In the nine months ended September 30, 2002, we recognized losses on early extinguishment of debt of $9 million pre-tax. In 2002, these losses were reported as extraordinary, below continuing operations. In accordance with SFAS No. 145, these losses were reclassified to continuing operations to conform to the current year presentation.

Other (Income) Expense, net

In 2003 net other expense increased to $3 million from $4 million of net other income in the prior period largely due to foreign currency hedging costs.

Effective Tax Rate

In the nine months ended September 30, 2003, we recorded a provision for income tax of $80 million. The effective tax rate on earnings excluding restructuring was 32.5% or $135 million, which was offset by a benefit of $55 million of tax on restructuring and asset impairments, with an effective rate of approximately 35.1%.

The effective rate on earnings excluding restructuring for the nine months ended September 30, 2002 was 32.3% which is relatively consistent with 2003.

Cumulative Effect of Accounting Change

The adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations,” was a required change in accounting principle and the cumulative effect of adopting this standard as of January 1, 2003 resulted in a non-cash, after-tax charge of $8 million in the first quarter of 2003. Additional information can be found in Note 2: New Accounting Pronouncements of this interim report for the period ended September 30, 2003.

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

Net Earnings (Loss)

In the nine months ended September 30, 2003, we reported net earnings of $171 million, or $.77 per diluted share, compared to a net loss in the prior period of $532 million, or ($2.40) in the prior period.

Earnings from continuing operations were $179 million in the nine months of 2003 compared to $248 million in the prior period. The decrease in 2003 is attributable to $91 million after-tax of additional restructuring and asset impairments charges over 2002 as well as increased raw material, energy and manufacturing costs partially offset by the impact of favorable foreign currency, control over discretionary spending and improved selling prices.

Net earnings in 2003 included a charge of $8 million for asset retirement obligations, resulting from the adoption of SFAS No. 143. The net loss of $532 million in 2002 was driven by the adoption of SFAS No. 142, which resulted in a $773 million charge for impairment losses. As discussed above, each of those charges was reflected as a Cumulative Effect of Accounting Change.

NINE MONTHS 2003 VERSUS NINE MONTHS 2002 – BY BUSINESS SEGMENT

Coatings

Net sales from Coatings were $1,623 million, an increase of 14% from net sales of $1,422 million in 2002 primarily due to the impact of favorable foreign currency, the results of our 2002 Ferro powder coatings acquisition and improved selling prices. Sales from Architectural and Functional Coatings increased 10% from the prior year, driven primarily by the impact of favorable foreign currency, selling price improvements and increased volume. As compared to the prior year, Do-It-Yourself paint can sales increased despite significant volume shortfalls in the second quarter of 2003 due largely to the poor, rainy weather conditions in many portions of the United States which significantly delayed the start of the exterior painting season. Demand improved, compared to the prior year, for light-weight paper coatings used by news magazines and catalog producers and for new products, including a new semi-gloss binder and our newest opaque polymer, Ropaque ULTRA. Powder Coatings sales increased 57% over the prior year primarily due to sales from our September 2002 acquisition of Ferro’s European powder coatings business and favorable foreign currency. Sales from Automotive Coatings decreased 3% from the prior period primarily reflecting lower demand from major domestic automobile manufacturers.

Earnings from continuing operations decreased $68 million to $98 million in 2003 from $166 million in 2002. The decline from the prior period was driven primarily by $66 million, after-tax of restructuring and asset impairment charges. The write-down of certain finite-lived intangible assets associated with the Lamineer product line of Powder Coatings as well as restructuring charges associated with profit improvement initiatives in several areas of Coatings were recorded in 2003. Compared to the prior year, the impact of favorable foreign currency and improved selling prices, partially offset significantly increased raw material and energy costs.

Adhesives and Sealants

In the nine months of 2003, net sales from Adhesives and Sealants were $474 million, an increase of 6% from net sales of $446 million in 2002, primarily driven by the impact of favorable foreign currency and modest selling price improvements which more than offset lower demand in the North American and European regions. Our Latin America and Asia-Pacific regions reported sales growth in markets for the pressure-sensitive adhesives and transportation.

Earnings from continuing operations were $12 million in 2003, compared to a loss of $2 million in 2002. The earnings increase is primarily due to fewer costs in 2003 directly associated with restructuring activities and costs incurred to implement prior year initiatives. Earnings in 2003 included $3 million, after-tax for restructuring and asset impairment charges associated with our European profit improvement initiatives announced in June 2003. Earnings in 2002 included $6 million, after-tax of restructuring and asset impairments and $13 million, after-tax of one-time costs directly associated with implementing these initiatives.

Electronic Materials

In the nine months of 2003, net sales from Electronic Materials were $782 million, an increase of 6% from prior period net sales of $738 million. This increase is attributable to the favorable volume and product mix and the impact of favorable foreign currency. The growth is largely in our higher margin advanced technology product lines, including our deep ultra-violet photoresists, anti-reflective coatings and chemical mechanical planarization products.

Earnings from continuing operations were $68 million for 2003, compared to $60 million in the prior period due largely to the higher sales in 2003 and the impact of favorable foreign currency.

Performance Chemicals

In the nine months of 2003, net sales from Performance Chemicals were $1,035 million, an increase of 11% from prior period net sales of $930 million.

Sales from Plastics Additives increased 21% from the prior period primarily due to the results of our 2002 acquisition of the Kureha plastic additives business and the impact of favorable foreign currency and selling price improvements. Sales from Consumer and Industrial Specialties increased 9% over the prior period due to favorable foreign currency and greater demand in Asia-Pacific and Latin America for polyacrylic acid dispersants, as well as the Sea-NineTM biocide used in marine paint. Net sales from Process Chemicals (formed by combining the Inorganic and Specialty Solutions and Ion Exchange Resins businesses) remained flat over 2002 as gains from favorable foreign currency offset lower demand.

Performance Chemicals reported earnings from continuing operations of $39 million, compared to $61 million in the prior period. The decrease in earnings for 2003 was driven by $24 million, after-tax of additional restructuring and asset impairment charges compared to 2002.

Earnings in 2003 included $29 million, after-tax, primarily for the impairment of finite-lived intangible assets associated with the Specialty Magnesia product line and restructuring charges associated with our 2003 European and other smaller profit improvement initiatives.

Earnings in 2002 included $5 million, after-tax of restructuring and asset impairments associated with the closure of our Robecchetto, Italy plant that serviced both Plastics Additives and Consumer and Industrial Specialties.

Salt

In the nine months of 2003, net sales from Salt were $566 million, an increase of 16% from prior period net sales of $489 million. The growth from 2002 was primarily driven by higher ice control volume resulting from the impact of the severe and late winter weather in the Northeast and East Central portions of the United States in early 2003 as well as the impact of favorable foreign currency.

Earnings from continuing operations were $35 million for 2003 compared to $29 million from the prior period reflecting the increased sales which offset the additional costs for natural gas and the impact of the production outage at our Weeks Island facility.

Monomers

In the nine months of 2003, net sales from Monomers were $859 million, an increase of 19% from prior period net sales of $720 million which includes intercompany sales. Of the total increase, 10% is attributable to sales to third parties. The improved sales reflect the impact of pricing changes made to recover higher raw material and energy costs.

Earnings from continuing operations were $47 million for the current period compared to $58 million in the prior period. The decrease was driven by significantly increased raw material and energy costs which were not fully offset by increased selling prices as well as residual expenses incurred during the first quarter of 2003 from the outages at our Deer Park, Texas plant in December 2002. Other contributing factors include unfavorable premiums for the purchase of supplemental methyl methacrylate from third parties and first quarter routine maintenance shut down.

Corporate

Corporate reported a loss from continuing operations of $120 million in the first nine months of 2003 compared to $124 million in the prior period. Lower interest costs and favorable returns on assets set aside to fund non-qualified pension obligations were offset by increased employee costs, such as qualified pension costs and stock based compensation.

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

A summary of our cash balance in relation to our debt positions is provided below:

			Increase/
(in millions)	September 30, 2003	December 31, 2002	(Decrease)

Short-term obligations	$563	$180	$383	(a)
Long-term debt	2,446	2,872	(426)	(a),	(b)

Total debt	$3,009	$3,052	$(43)

Cash	$333	$295	$38

Notes:

(a)  Our $451 million 6.95% notes due July 15, 2004 were reclassified to short-term in July 2003
(b)  The translated values of our Euro-denominated and Yen-denominated notes increased by the strengthening of those currencies in 2003

Increasing cash flow from operations is an important objective of management. Operating activities generated $531 million during the nine months ended September 30, 2003, $115 million less than the $646 million generated in the prior period. The decrease in cash from operating activities is primarily the result of increased customer receivables from higher sales as compared to the prior period as well as changes in other working capital accounts. Sales increased 10% as compared to the sequential nine month period. We normally expect accounts receivable to increase during such periods of sales increases as customer accounts are not normally collected for 65 days on average. Management is focusing on reducing the number of days customer accounts remain outstanding.

During the first nine months of 2003 and 2002, cash provided by operating activities exceeded amounts needed to fund capital asset additions and dividends by $158 million and $250 million, respectively:

	Nine Months Ended
	September 30,

	2003	2002
(in millions)
Cash provided by operating activities	$531	$646
Capital asset spending	231	261
Dividends	142	135

Capital asset additions in 2003 include: 1) $46 million expended to implement our enterprise resource planning (ERP) system, $22 million less than the prior-year period for this ongoing implementation; and 2) $8 million to complete our Mumbai, India plant which began production in July. We anticipate capital expenditures in 2003 to be approximately $360 million, of which approximately $60 million will be used for the ongoing implementation of ERP. The remainder will be used for capital projects at existing plants. During the first nine months of 2003, dividend payments increased by 5%, or $7 million, to $142 million from 2002 payments of $135 million. On September 25, 2003, our Board of Directors approved a quarterly dividend of $.22 per common share payable on December 1, 2003 to stockholders of record on November 7, 2003. During the remainder of 2003, we anticipate utilizing cash from operations to acquire capital assets, pay dividends, and further increase cash balances or reduce debt levels. Cash is being accumulated to retire our $451 million of 6.95% notes which mature in July of 2004.

Cash used in investing activities was $262 million for the nine months ended September 30, 2003, $116 million less than the $378 million used for investing activities during the same period in 2002. The decrease in cash used can be primarily attributed to a decrease in cash outflows for acquisitions, net of divestitures of $103 million, driven mostly by a one-time additional tax payment made in 2002 associated with the divestiture and sale of our Agricultural Chemicals business in June of 2001. Included in cash used in investing activities in 2003 is $46 million expended to settle foreign exchange forward and currency collar contracts used to hedge our investments in Euro and yen-based operating units. During the same period, the dollar book value of all non U.S. dollar operating units increased by $48 million, net of the hedging expenditures. Additional information regarding our hedging activities is summarized in the accompanying Notes to Consolidated Financial Statements.

Net cash used in financing activities was $231 million for the nine months ended September 30, 2003, as compared to $108 million for the same period in 2002, an increase of $123 million. During the 2002 period, the Company was a net borrower of $28 million, while during 2003, the Company was a net payer of debt, reducing short-term obligations by $51 million. On February 27, 2002, we issued 20 billion yen-denominated (approximately $149 million at issuance) 30-year 3.50% coupon notes due 2032, with interest payable semiannually on March 29th and September 29th. The maturity date is March 29, 2032, callable annually after March 2012. The proceeds from the issuance of these notes were used for general corporate purposes. No new long-term debt was issued during 2003.

Our short-term, primary source of liquidity will be existing cash balances, cash flows from operations and, if necessary, commercial paper and/or bank borrowings. In October 2003, we entered into a revolving credit facility with a syndicated group of banks of $500 million, committed until 2006. The commitment of this facility is not contingent upon our credit rating.

This facility replaces the previous $500 million credit facility which was to mature in 2004 and remained unused as of September 30, 2003. Management believes that our financial resources will adequately meet our business requirements during the next twelve months, including planned expenditures for the improvement or expansion of our manufacturing capacity, working capital requirements and the dividend program.

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

Despite the fall in the value of plan assets in retirement plans at year-end 2002, the U.S. ERISA-qualified pension plans, which represent approximately 82% of pension plan assets, do not require additional cash funding in 2003. Funding requirements beyond 2003 will depend on asset returns and interest rates used to value plan liabilities which are dictated by external market conditions. Management is evaluating additional funding of the U.S. plans and will consider such action if U.S. long-term interest rates remain at the historically low levels reached during 2003, or if 2003 asset returns fall below the 8.5% assumed returns. For the smaller international plans, we expect to contribute approximately $13 million to meet funding needs in 2003. Provided there is no further decline of the global capital markets, we would expect this annual level of funding to be sufficient to meet our non-U.S. plan needs.

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

Wood-Ridge Site

In Wood-Ridge, New Jersey, Morton and Velsicol Chemical Corporation (Velsicol) have been held jointly and severally liable for the cost of remediation of environmental problems associated with a mercury processing plant (Site) acquired by a Morton predecessor. As of the date we acquired Morton, Morton disclosed and accrued for certain ongoing studies related to the Site. Additional data gathering has delayed completion of these studies. In our allocation of the purchase price of Morton, we accrued for additional study costs and additional remediation costs based on the ongoing studies.

Our exposure at the Site will depend in part on the results of attempts to obtain contributions from others believed to share responsibility. A cost recovery action against certain parties was brought in federal court. This action was voluntarily dismissed without prejudice against all but one defendant pending future regulatory developments and our appeal of a summary judgment ruling in favor of that defendant. The U.S. Court of Appeals for the Third Circuit has now ruled in our favor in this case, overturning the summary judgment ruling.

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

Moss Point

During 1996, the EPA notified Morton of possible irregularities in water discharge monitoring reports filed by its Moss Point, Mississippi plant in early 1995. Morton investigated and identified other environmental issues at the plant. Although at the date of acquisition Morton had accrued for some remediation and legal costs, we revised these accruals as part of the allocation of the purchase price of Morton based on our discussions with the authorities and on the information available as of June 30, 2000. In 2000, we reached agreement with the EPA, the Department of Justice and the State of Mississippi, resolving these historical environmental issues. The agreement received court approval in early 2001. The accruals established for this matter were sufficient to cover the costs of the settlement. In December 2001, we closed the chemicals portion of the Moss Point facility and are in the process of closing the remaining Electronic Materials portion as part of the sale of the dry film business. In December 2002, a complaint was filed in Mississippi on behalf of over 700 plaintiffs against Morton International, Rohm and Haas, Joseph Magazzu, a former Morton employee, and the Mississippi Department of Environmental Quality alleging personal injury and property damage caused by environmental contamination. Similar complaints were filed in March 2003 in Mississippi on behalf of additional plaintiffs. At this time, we see no basis for these claims and we will defend these cases vigorously.

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

Company Manufacturing Facilities

We also have accruals for corrective action programs under governmental environmental laws at several of our manufacturing sites. The more significant of these accruals have been recorded at the following sites: Bristol, Pennsylvania; Houston, Texas; Ringwood, Illinois; and Mozzanica, Italy.

Other Environmental Matters

The amount charged to earnings pre-tax for environmental remediation and related charges was $15 million and $22 million for the three months ended September 30, 2003 and 2002, respectively, and $22 million and $27 million for the nine months ended September 30, 2003 and 2002, respectively. The reserves for remediation were $135 million and $123 million at September 30, 2003 and December 31, 2002, respectively, and are recorded as liabilities (current and long-term) in the Consolidated Balance Sheets. These reserves include amounts resulting from the allocation of the purchase price of Morton. We are pursuing lawsuits over insurance coverage for certain environmental liabilities. It is our practice to reflect environmental insurance recoveries in results of operations for the quarter in which the litigation is resolved through settlement or other appropriate legal processes. Resolutions typically resolve coverage for both past and future environmental spending. We settled with several of our insurance carriers and recorded earnings pre-tax of approximately $9 million for the nine months ended September 30, 2003 and $16 million and $33 million for the three and nine months ended September 30, 2002, respectively.

In addition to accrued environmental liabilities, we have reasonably possible loss contingencies related to environmental matters of approximately $87 million and $70 million at September 30, 2003 and December 31, 2002, respectively. We have reserved for the costs we believe are probable and estimable and other costs which have not met the definition of probable have been included in our disclosure of reasonably possible loss contingencies. Further, we have identified other sites, including our larger manufacturing facilities, where additional future environmental remediation may be required, but these loss contingencies cannot reasonably be estimated at this time. These matters involve significant unresolved issues, including the number of parties found liable at each site and their ability to pay, the outcome of negotiations with regulatory authorities, the alternative methods of remediation and the range of costs associated with those alternatives. We believe that these matters, when ultimately resolved, which may be over an extended period of time, will not have a material adverse effect on our consolidated financial position or consolidated cash flows, but could have a material adverse effect on consolidated results of operations or cash flows in any given period.

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

NEW ACCOUNTING PRONOUNCEMENTS

Asset Retirement Obligations

Effective January 1, 2003, we adopted Statement of Financial Accounting Standard (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” This statement requires us to recognize the fair value of a liability for an asset retirement obligation during the period in which it is incurred. The corresponding asset retirement costs are capitalized as part of the carrying value of the related long-lived assets and depreciated over the asset’s useful life. Changes in the liability balance due to the passage of time are measured by applying an interest method of allocation to the liability amount at the beginning of the period. This amount is recognized as an increase to the liability balance and as an operating expense in our Consolidated Statements of Operations. Revisions to the timing or the amount of the original estimate of undiscounted cash flows, are recognized as an increase or decrease in the carrying amount of the liability and the related asset retirement costs capitalized as part of the underlying long-lived asset.

Our asset retirement obligations are primarily associated with the following: (1) the capping of certain brine and gas wells used by our Salt segment for the production of various products; and (2) the contractual requirement to remove or dismantle certain leasehold improvements at the end of the lease term.

The adoption of SFAS No. 143 resulted in a transition charge of $11 million ($8 million after-tax), reported as a Cumulative Effect of Accounting Change in the Consolidated Statement of Operations for the three months ended March 31, 2003. At January 1, 2003, we recognized a liability of $14 million representing total asset retirement obligations, which is included in Other Liabilities in the Consolidated Balance Sheet. Additionally, the carrying values of the related long-lived assets were increased by $3 million, net of accumulated depreciation. There have been no significant changes to these balances during the nine months ended September 30, 2003.

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

Debt Extinguishment and Lease Accounting

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement amends SFAS No. 13, “Accounting for Leases,” and other existing authoritative pronouncements in order to make various technical corrections, clarify meanings, or describe their applicability under changed conditions and also limits the classification of debt extinguishments as extraordinary items. We adopted this statement effective January 1, 2003. For the nine months ended September 30, 2002, we recorded losses on early extinguishment of debt of $9 million ($6 million after-tax) as an extraordinary item. In accordance with this statement, we have now reclassified the $9 million pre-tax loss from extraordinary to continuing operations.

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

Effective January 1, 2003, we prospectively adopted the fair value method of recording stock-based compensation as defined in SFAS No. 123. As a result, in 2003 we began to expense the fair value of stock options that were awarded to employees after January 1, 2003. Prior to 2003, we did not recognize compensation expense for stock options. We expect the impact of adoption, under the prospective method, to increase stock-based compensation expense in 2003 by approximately $.01 per share, after-tax. Under the prospective method, the initial year impact is roughly one-third (based on our vesting policy) of the total estimated fair value of the 2003 grants. The annual impact of adopting this pronouncement will increase expense in subsequent years until a full “run rate” of expense is achieved. Results for prior years have not been restated.

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires that a variable interest be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. On February 1, 2003, we adopted FIN 46 for variable interest entities created after January 31, 2003 and it did not have a material impact on our financial statements.

In October 2003, the FASB deferred FIN 46 until the first fiscal year or interim period ending after December 15, 2003 for entities acquired before February 1, 2003. The FASB continues to clarify this standard and as such, we continue to assess if the adoption of this statement will have a material impact.

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

Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement requires that financial instruments within its scope be classified as a liability (or an asset in some circumstances). Under previous guidance these instruments were allowed to be accounted for as equity. With the exception of two provisions, SFAS No. 150 was effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. On October 29, 2003, the FASB deferred the provisions of paragraphs 9 and 10 as they apply to mandatorily redeemable noncontrolling interests. As such, and in accordance with the deferral, we will continue to assess the impact of these provisions as the FASB finalizes this statement.

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

As of September 30, 2003, our Chairman of the Board and Chief Executive Officer and our Vice President and Chief Financial Officer, together with management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 ( c ) and 15d- 14 ( c ) of the Exchange Act. Based on that evaluation, our Chairman of the Board and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

(31.1)	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

(31.2)	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

(32)	Certification Furnished Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports filed or furnished on Form 8-K during the quarter ended September 30, 2003:

On July 28, 2003, we furnished a Current Report on Form 8-K that included a press release issued on July 28, 2003, announcing the second quarter 2003 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 12, 2003	ROHM AND HAAS COMPANY
(Registrant)

JACQUES M. CROISETIERE
VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER