Form 10-K
period 2003-12-31
ROHM & HAAS CO
filed 2004-03-08
CIK 84792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from                      to
Commission file number 1-3507

ROHM AND HAAS COMPANY

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	23-1028370 (I.R.S. Employer Identification No.)

100 INDEPENDENCE MALL WEST, PHILADELPHIA, PA (Address of principal executive offices)	19106 (Zip Code)

Registrant’s telephone number, including area code: 215-592-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered

Common Stock of $2.50 par value	New York Stock Exchange

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

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2003 was: $4,800,405,357.

The number of shares outstanding of the registrant’s common stock as of February 27, 2004 was: 223,553,834.

DOCUMENTS INCORPORATED BY REFERENCE

Part III- Definitive Proxy Statement to be filed with the Securities and Exchange Commission, except the Report on Executive Compensation, Graph titled “Cumulative Total Return to Shareholders” and Audit Committee Report included therein.

PART I

Item 1. Business

Who Are We?

Rohm and Haas Company was incorporated in 1917 under the laws of the State of Delaware. Our shares are traded on the New York Stock Exchange under the symbol “ROH.”

We are a global specialty materials company that began over 90 years ago when a chemist and a businessman decided to form a partnership to make a unique chemical product for the leather industry. That once tiny firm, now known as Rohm and Haas Company, reported sales of $6.4 billion in 2003 on a portfolio of global businesses including specialty chemicals, electronic materials and salt. Today, we leverage science and technology in many different areas to design materials and processes that enable our customers’ products to work. We serve many different market places, the largest of which include: construction and building; electronics; household products and personal care; packaging; food and retail; and automotive. To serve these markets, we operate over 100 manufacturing and 30 research facilities in 27 countries with approximately 17,300 employees. Our geographic reach continues to expand with 53% of our sales in North America, 27% in Europe, 17% in Asia-Pacific and 3% in Latin America.

Yet, despite the remarkable changes our company has undergone since it was founded by Otto Röhm, the scientist, and Otto Haas, the businessman, Rohm and Haas remains remarkably true to the original vision of its founders: to be a high quality supplier of specialty materials that improve the quality of life. Over five years ago, we began to diversify our portfolio of product offerings to enhance our specialty chemical business by acquiring Morton International’s Chemical and Salt businesses, and complementing our Electronics Materials business through the acquisitions of LeaRonal and Rodel. With the acquisition of these and other important businesses in the past five years, we have doubled our sales, balanced our portfolio seasonally, expanded our geographic reach and product opportunities to meet market demand and enhanced our cash generating abilities.

Our specialty chemical, electronic materials and salt businesses will be discussed in more detail later in this section.

What is Our Focus?

In 2003, our focus was and will continue to be in 2004:

•	Organic Growth;

•	Cash Generation; and

•	Corporate Governance.

Organic Growth

To increase sales in our existing segments, we are focused on:

•	Marketing excellence - focusing our energies on the fastest growing market segments; cultivating our name recognition in the marketplace and differentiating ourselves from our competitors;

•	Innovation - continually striving to bring new products to the marketplace; modifying our portfolio as needed to meet the changing marketplace, while leveraging our world class acrylic and electronic materials technologies;

•	Geographic reach - leveraging our geographic footprint to take advantage of market demand; and

•	Growth through efficiency - leveraging technology in all forms, including our Enterprise Resource Planning system, and information technology systems to control costs and gain operational efficiencies.

Cash Generation

We will use our ability to generate cash flow from operating activities and our strong cash position to maintain flexibility in our balance sheet, while continuing the company’s long history of increasing dividend payments.

Corporate Governance

Our company was built and continues to rely on a strong foundation of core values. We believe that these values are the bedrock of our success. We strive to operate at the highest levels of integrity and ethics and in support of this, require that all salaried employees, as well as the members of our Board of Directors, receive compliance training and annually certify their compliance with our internal Code of Business Conduct and Ethics. We have identified the following as our core values:

•	Ethical behavior;

•	Integrity in our business interactions – with customers, suppliers and each other; and

•	Trust – trust that we will do what we promise to do.

Our Board of Directors has invested substantial time in examining our business practices with regard to the norms of institutional integrity. Our Board is comprised of 14 Directors, of whom 12 are non-employees. Our Audit, Nominating and Compensation committees of the Board are all composed entirely of independent directors.

What Businesses Do We Operate?

Our portfolio of businesses is strong, seasonally diverse and well positioned overall for future growth. The table below summarizes our six reporting segments and sales recorded in 2003:

               Rohm and Haas Company

(dollars in millions)	2003	%	2002	%

Coatings	$2,135	33%	$1,866	33%
Adhesives and Sealants	632	10%	592	10%
Electronic Materials	1,079	17%	987	17%
Performance Chemicals	1,382	22%	1,217	21%
Salt	801	12%	706	12%
Monomers	1,152	18%	970	17%
Elimination of Intersegment Sales	(760)	(12%)	(611)	(10%)

Total Sales	$6,421	100%	$5,727	100%

     COATINGS

     Coatings is our largest reportable segment and is comprised of three businesses:

(dollars in millions)	2003 Sales	%	2002 Sales	%
Architectural and Functional Coatings	$1,704	80%	$1,531	82%
Powder Coatings	324	15%	226	12%
Automotive Coatings	107	5%	109	6%

Total Sales	$2,135	100%	$1,866	100%

Products from our Coatings businesses are sold globally, with approximately 60% of sales in North America, 25% in Europe, 10% in Asia-Pacific and 5% in Latin America. Sales for all three of these businesses fluctuate depending on the season and are sensitive to fluctuating raw material costs.

Architectural and Functional Coatings is the largest of the businesses in the Coatings segment. In 1953, we pioneered the acrylic waterborne chemistry that has evolved into our current high quality, technologically advanced product offerings of binders and additives for acrylic paint. Our technology improves the durability, tint retention, adhesion, stain resistance and opacity of paint. Our customer base includes well known, high quality paint suppliers. In addition to the architectural and decorative coatings markets, this segment also offers products that serve a wide variety of coatings to: industrial markets for use on metal, wood and in traffic paint; the building industry for use in roofing materials, insulation and cement markets; and consumer markets for use in paper, textiles and non-woven fibers, graphic arts and leather markets.

Powder Coatings produces a comprehensive line of powder coatings that are sprayed onto consumer and industrial products and parts in a solid form. During the powder coating process, tiny particles receive an electrostatic charge as they pass through the sprayer, which causes them to stick to the product. The product is later baked in an oven, where the particles melt onto the product to form the final coating. Powder coatings are more cost-effective than liquid coatings and provide similar or enhanced benefits, including increased durability such as temperature and wear resistance. Our powder coatings are used on a wide variety of products, ranging from door handles to patio and deck furniture, to windshield wipers, televisions and industrial shelving.

Automotive Coatings formulates and manufactures decorative and functional coatings for plastic automotive parts such as bumper covers and interior and exterior trim of cars and trucks.

Business	Markets		Products			End Uses

Architectural and Functional	•	Building and construction	•	An array of	•	House paints
	•	Home improvement		versatile acrylic	•	Traffic paints
	•	Paper		emulsion polymers and	•	Metal coatings
	•	Graphic arts		other technologies	•	Coated papers
	•	Apparel	•	A range of	•	Printing inks
	•	Home and office		additives, such as	•	Non-woven fibers
		goods		thickeners, extenders	•	Textile finishes
	•	Transportation		and opacifiers	•	Insulation
					•	Leather

Powder	•	Home and office	•	Epoxy, polyester,	•	Architectural
		goods		silicone and acrylic		aluminum
	•	Recreation		powder coatings	•	Shelving
	•	Lawn and garden	•	Lamineer – a low	•	Tables and chairs
	•	Transportation		temperature curing	•	Office furniture
	•	Building and		coating	•	Cabinetry
		construction			•	Machinery
					•	Gas grills

Automotive	•	Transportation	•	Solvent and water-based coatings for exterior and interior plastic parts	• •	Cars Trucks

ADHESIVES and SEALANTS

Our Adhesives & Sealants segment was formed in 1999 from a combination of Morton adhesives and Rohm and Haas adhesives:

2003 Sales	2002 Sales

(dollars in millions)
$632	$592

The Adhesives and Sealants business provides a vast array of value adding products derived from a broad range of technologies including our world class acrylic technology. Our products are supported with market recognized best-in-class end-use applications know-how. Products from our Adhesives and Sealants business are sold globally, with approximately 40% in North America, 45% in Europe, 10% in Asia Pacific and 5% in Latin America.

The packaging adhesives sold in this segment are designed to deliver unique attributes for the flexible packaging market. Our customer base includes the companies who convert films, foils and papers used by the food and consumer goods industries in packaging their products. Our solvent-based, solventless and water-borne laminating adhesives enhance the adhesion between the multiple layers of materials commonly found in a variety of products such as candy bar wrappers, plastic food packaging, multi-wall bags for pet foods, and container board. Our coatings products are usually applied to protect or enhance the image of printed surfaces or to enhance the barrier properties for applications such as cheese packaging. Our heat seal adhesives are typically used in applications such as sealing yogurt containers and our cold seal adhesives are generally used in applications such as sealing of candy bar wrappers. Also included in this segment are flexible laminating adhesives for industrial applications and products supplied to companies who manufacture synthetic leather.

The pressure sensitive and construction adhesives deliver the end-use properties required by our customers who in turn manufacture tapes, labels and a variety of other products. Other end-uses for our products include medical adhesives, protective films and caulks for the construction industry. All of these products are built from our unique capabilities in acrylic emulsions technologies.

Our transportation adhesives are tailored to the unique needs of the automotive industry with adhesives for rubber-to-metal bonding applications such as engine vibration dampening, structural adhesives for panel laminating, and adhesives used in interior trim applications, including headliners used to pad the interior roof of cars and trucks.

Business	Markets		Products		End Uses

Adhesives and Sealants	•	Packaging	•	Formulated adhesives	•	Flexible packaging
	•	Automotive	•	Acrylic emulsion polymers	•	Pressure-sensitive tapes and labels
	•	Construction	•	Primer, barrier and top-coat coatings products	•	Carton sealing packaging and masking tapes
	•	Graphic arts			•	Anti-vibration components
	•	Food			•	Caulks and sealants
	•	Consumer goods			•	Laminated panels
	•	Medical			•	Synthetic leather

ELECTRONIC MATERIALS

This segment is comprised of three businesses:

(dollars in millions)	2003 Sales	%	2002 Sales	%
Printed Wiring Board	$301	28%	$288	29%
Electronic and Industrial Finishes	164	15%	146	15%
Microelectronics	614	57%	553	56%

Total Sales	$1,079	100%	$987	100%

Our Electronic Materials businesses are focused on inventing new materials that make electronic devices faster, smaller, more powerful and less expensive for the consumer. We offer fully compatible, leading-edge chemistry used to make the semiconductor chips and printed wiring boards found in today’s most sophisticated electronic devices. Our products are sold globally, with approximately 50% of sales in Asia-Pacific, 30% in North America and 20% in Europe.

The Printed Wiring Board business develops and delivers the technology, materials and fabrication services for increasingly powerful, high-density printed wiring boards in computers, cell phones, automobiles and many other electronic devices today. We are a leading global supplier of specialty chemicals and materials used in the fabrication of printed circuit boards. We are focused on the development of technologies such as metallization, liquid and dry film photoresist for imaging and embedded passives.

Metallization is considered by most to be the “heart” of the printed circuit board. It constitutes the physical connectivity as well as the current flow medium through which all electrical signals are routed in the board. As technology and functionality continue to evolve in electronics, the need to establish reliable connectivity is becoming more and more crucial. In response to this dynamic in the industry, we continue to lead with advanced technology metallization solutions designed to deliver the cutting edge in capability and reliability to today’s demanding printed circuit board architectures.

Our imaging products provide capability for electronic circuit patterning, three-dimensional structuring, selective metal plating and etching, and protective soldermask coatings. Our product offerings cover the full range of application needs, from laser direct imaging to ultra fine-line resolution to high volume production.

Printed Circuit Board designers face formidable challenges of supporting increased functionality in decreasing form factors for high-speed circuits. Embedded passive technology can open up valuable space on the board surface while also improving the electrical performance and reliability of high density, high-speed designs. We have developed a thin-film, high sheet resistivity resistor material under the trade name InSite™ in response to this market need.

Our Electronic and Industrial Finishing business develops and delivers innovative materials and processes that boost the performance of a diverse range of electronic, optoelectronic and industrial packaging and finishing applications. We supply integrated coating processes critical for interconnection, EMI shielding, corrosion resistant, and decorative applications.

Microelectronics develops and supplies integrated products and technologies on a global basis enabling our customers to drive leading edge semiconductor design to boost performance of semiconductor devices powered by smaller and faster chips. This business also develops and delivers materials used for chemical mechanical polishing (CMP), the process used to create the flawless surfaces required to make faster and more powerful integrated circuits and electronic substrates.

Our pad and slurry technology platforms for CMP are based on strong fundamentals, critical raw materials, top talent and state of the art laboratories and tools. As one of the pioneers in polishing technology, our industry experience has tuned our problem-solving capability so we can respond quickly and effectively to customer needs. Our products, which include polishing pads, pad conditioners, polishing slurries and reactive chemical solutions, are used in the fabrication of almost every type of electronic chip made today.

Business	Markets		Products		End Uses

Printed Wiring Board	•	Electronic devices	•	Enabling technology	•	Cellular phones
	•	Communication		for all aspects of the	•	Personal computers
	•	Computers		manufacture of printed	•	Cars and trucks
	•	Transportation		wiring boards;	•	Home appliances
	•	Recreation	•	Products such as:	•	Office equipment
				photoresists, solder	•	Electronic games
mask, electroless and
electrolytic copper

Electronic and	•	Electronic devices	•	Materials and	•	Cellular phones
Industrial Finishes	•	Communication		technology for	•	Personal computers
	•	Computers		integrated circuit	•	Cars and trucks
	•	Transportation		packaging, connectors	•	Home appliances
	•	Plating or		and industrial	•	Office equipment
		plastic/EMI		finishing	•	Electronic games
	•	Connector finishing			•	Steel and metal finishing

Microelectronics	•	Electronics and	•	Essential technology	•	Cellular phones
		communication devices		for creating state-of-the-art	• •	Personal computers Car and truck
	•	Transportation		integrated circuits:	•	Home appliances
	•	Home and office goods		photo resists, developers, removers,	• •	Office equipment Electronic games
	•	Recreation		anti-reflective
coatings, chemical
mechanical
planarization
(CMP) pads and slurries

Note: In 2004, the Electronic Materials business units will be identified in all of our financial reports under the following names: The Printed Wiring Board business will be referred to as Circuit Board Technologies; Electronic and Industrial Finishing will be called Packaging and Finishing Technologies, and the Microelectronics business will be reported under the name Semiconductor Technologies. These changes are in line with changes the business has made in their positioning in the marketplace to better align their names with their technologies and unify their branding under the Rohm and Haas Electronic Materials name. We will continue to report the Electronic Materials segment earnings under the existing name.

PERFORMANCE CHEMICALS

This segment includes the sales and operating results of Plastics Additives, Process Chemicals (which was formed in 2003 by combining Inorganic and Specialty Solutions and Ion Exchange Resins), Consumer and Industrial Specialties and other smaller business groups.

(dollars in millions)	2003 Sales	%	2002 Sales	%
Plastics Additives	$535	39%	$430	35%
Process Chemicals	378	27%	375	31%
Consumer and Industrial Specialties	428	31%	388	32%
Other	41	3%	24	2%

Total Sales	$1,382	100%	$1,217	100%

Regionally, about 40% of our products are sold in each of the North American and European regions, 15% in Asia-Pacific and about 5% in Latin America. These businesses provide products that serve a diverse set of markets, from consumer products, to additives used to manufacture plastic and vinyl products, to water treatment and purification processes for food and pharmaceutical markets, to newsprint processing and are best described individually by the table below:

Business	Markets			Products	End Uses

Plastics Additives	•	Building and	•	A wide range of additives that	•	PVC pipe
		construction		impart desired properties into	•	Vinyl siding
	•	Packaging		the end plastic or help processing	•	Wall systems
	•	Home and office goods		machinery run more efficiently	•	Vinyl windows
	•	Transportation		(acrylic-based impact modifiers	•	Fencing and decks
				and processing aids, tin-based	•	Plastic packaging
				stabilizers and lubricants)	•	Interior auto parts
					•	Appliances and
business machines

Process Chemicals	•	Paper	•	Sodium borohydride and	•	Newspaper
	•	Industrial processing		related technologies	•	Corrosion inhibitors
	•	Lubricants	•	Salt-forming bases	•	Pharmaceutical processes
	•	Fuels	•	Anion and cation ion	•	Dyes
	•	Water processing		exchange resins	•	Soft drinks and juices
	•	Food processing	•	Adsorbents	•	Ultra pure water
	•	Electronics			•	Catalysis
	•	Bioprocessing			•	Electricity
	•	Chemical processing				production

Consumer and	•	Household products	•	Antimicrobials, dispersants,	•	Laundry and
Industrial	•	Personal care		acrylic emulsions and a range		dishwasher detergents
Specialties	•	Industrial processing		of other technologies	•	Shampoos and
	•	Building and				conditioners
		construction			•	Floor polishes
					•	Paints

SALT

With the acquisition of Morton Salt in 1999, we obtained the rights to some of the most recognized consumer brand names and product symbols in the United States and in Canada. Our well recognized “little salt girl” is the trademark of Morton Salt and one of our most valuable intangible assets. We also acquired the leading brand in Canada, Windsor Salt.

2003 Sales	2002 Sales

(dollars in millions)
$801	$706

Salt, the heart of all products sold by this segment, is produced through vacuum pan production, solar evaporation or mining. Even though the consumer salt business is best known, this segment extends well beyond table and specialty salts and includes salt used for water conditioning, ice control, food processing, chemical/industrial and agricultural use. Highway ice control sales are driven by the effects of winter weather. This seasonality has balanced our total portfolio of businesses, nicely complementing stronger sales in the Spring and Summer from many of our Coatings businesses.

Business	Markets		Products		End Uses

Salt	•	Consumer	•	Salt	•	Table salt
	•	Food processing			•	Home and industrial water conditioning salt
	•	Industrial processing			•	Ice control salt (highway de-icing and consumer)
	•	Chemical processing			•	Chemical/industrial processing salt
	•	Water Conditioning			•	Animal feed salt
					•	Industrial food processing

MONOMERS

This segment produces methyl methacrylate, acrylic acid and associated esters as well as specialty monomer products. Monomers serve as the building block for many of our acrylic technologies in our other business segments and are also sold externally for applications such as superabsorbent polymers and acrylic sheet.

(dollars in millions)	2003 Sales	2002 Sales

Total Sales	$1,152	$970
Less: Intersegment Sales	(760)	(611)

Total External Sales	$392	$359

Business	Markets		Products		End Uses

Monomers	•	Building and	•	Methyl methacrylate	•	Adhesives
		construction	•	Acrylic acid	•	Paints and coatings
	•	Personal care	•	Associated esters	•	Floor polishes
	•	Automotive	•	Specialty monomers	•	Hair sprays
	•	Packaging			•	Super absorbent products

Raw Materials

We use a broad range of raw materials across our operations, and the raw materials used vary widely among many of our businesses. In most cases, these raw materials are purchased from multiple sources under short- and long-term supply contracts. For 2004, we expect the supply of petrochemicals to be adequate to meet our demand. If the overall supply for certain raw materials becomes limited, obtaining alternative suppliers and the quantities we require could be difficult.

Our Coatings, Adhesives and Sealants, Performance Chemicals and Monomer operations use a variety of commodity chemicals as raw materials. We purchase over 3.0 billion pounds of petrochemical-based raw materials globally for these businesses. The largest of these raw materials include: acetone, ammonia, butanol, ethanol, methanol, propylene, styrene and vinyl acetate monomer. We also purchase approximately 25 million mmbtu’s of natural gas for use in our manufacturing operations. Petrochemical-based raw material prices have been volatile and can fluctuate significantly over relatively short periods of time. Raw material price changes had, in 2003, and may continue to have in 2004, a material impact on our consolidated results of operations. Additionally, availability of these materials can also vary due to seasonality, supplier capacity and customer demand.

Our Salt segment relies on rock salt and brine well reserves. Refer to Item 2. Properties, for more information.

Competition and Seasonality

We experience vigorous competition in each of our segments. Our competitors include many large, multinational chemical firms based in Europe, Asia and the United States as well as a number of regional and local competitors. In some cases, we compete against firms that produce commodity chemicals, purchased by us as raw materials to make our products. However, we do not believe this places us at any significant competitive disadvantage. Most of our products are specialty chemicals which are sold to customers who demand a high level of customer service and technical expertise from us and our sales force. Our Salt segment is most affected by weather-related sales of highway ice-control salt. To a much lesser extent, sales in the Coatings segment destined for the architectural paint market are affected by weather in various regions.

Environmental

A discussion of environmental related factors can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference to Note 25: Contingent Liabilities, Guarantees and Commitments in the accompanying Notes to Consolidated Financial Statements.

Research and Development

We believe that one of the keys to our success is product innovation. We are committed to ongoing investment in research and development as a way to differentiate our existing products, while bringing new technologies and innovative, high value products to market. We believe that our many intellectual properties are of substantial value in the manufacturing, marketing and application of our various products. Though we are not dependent, to a material extent, upon any one trademark, patent or license, certain of our businesses may be so dependent.

As such, we allocate a significant amount of our operating budget to research and development. With the exception of 2003, historically we have increased our annual spend from year to year. In 2003 however, total spending decreased from $260 million in 2002 to $238 million in 2003. The decrease was primarily driven by: 1) the discontinuation of our gene regulation research program in late 2002, which was donated to the University of Pittsburgh in 2003; 2) the absence of one-time costs in 2003 directly associated with previous restructuring initiatives, primarily the shutdown of our Bristol Technical Center in September 2002; and 3) improved cost controls and the benefits earned from earlier restructuring efforts. Our 2001 spend was $230 million. In 2004, we expect to spend approximately $250 million. Approximately two-thirds of our research and development efforts are currently focused in the Electronic Materials and Coatings segments.

Our principal research and development laboratories for our chemicals businesses are located in Spring House, Pennsylvania. A list of our technical and research centers throughout the world can be found in Item 2. Properties.

Where Can You Find More Information About Rohm and Haas Company?

Corporate Office:
100 Independence Mall West
Philadelphia, Pennsylvania 19106-2399

Phone Numbers:
Main line: (215) 592-3000
Investors line: 1-800-ROH-0466

website: www.rohmhaas.com (intended to be an inactive textual reference only)

Copies of our corporate governance policies, charters of the Board of Directors and the Board committees and our Code of Business Conduct and Ethics can be obtained free of charge by accessing the Governance section of our website or by writing to the address listed below:

www.rohmhaas.com/governance (intended to be an inactive textual reference only)

Address:
Rohm and Haas Company
Public Relations Department
100 Independence Mall West
Philadelphia, PA USA 19106-2399

Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with the U.S. Securities and Exchange Commission (SEC) can be obtained free of charge by accessing the Investors page on our website or by writing to the address listed below:

website: www.rohmhaas.com (intended to be an inactive textual reference only)

Address:
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

Item 2. Properties

We operate over 100 manufacturing facilities, mines and salt evaporation facilities and 30 research facilities in 27 countries. The facilities and the segment for which they are productive are detailed in the tables below:

Manufacturing Locations

Argentina:	Zarate(1)	United States
Australia:	Geelong(1)	Arizona:	Glendale(5);
Bahamas:	Inagua(5)	California:	Hayward(1); La Mirada(1); Long Beach(5); Newark(5); Sunnyvale(3)
Brazil:	Jacarei(1,2,4)	Delaware:	Newark(3)
Canada:	Anjou(5); Clarkson(5); Goderich(5); Iles-De-La-Madeleine(5); Lindbergh(5); Ojibway(5); Pugwash(5); Regina/Belle Plaine(5); West Hill(1); Windsor(5)	Florida: Illinois: Indiana: Kansas: Kentucky: Louisiana: Massachusetts:	Cape Canaveral(5) Elk Grove(2); Elston Dock(5); Kankakee(1); Kilbourn(4); Lansing(1); Ringwood(1,2) Warsaw(1) Hutchinson(5) Louisville(1,4) Weeks Island(5) Marlborough(3); North Andover(3)
China:	Beijing(1); Dongguan(3); Hong Kong(3); Shanghai(1,4)	Michigan: Minneapolis:	Detroit(5); Manistee(4,5) St. Paul(5)
Colombia:	Barranquilla(1)	Missouri:	St. Louis(5)
France:	Chauny(4); Lauterbourg(1,4); Semoy(1,2); Villers-Saint-Paul(4)	Mississippi: New Jersey: New York: North Carolina:	Moss Point(3) Perth Amboy(5) Freeport(3); Silver Springs(5) Charlotte(1)
Germany:	Bremen(2); Strullendorf(1,2); Arnsberg(1)	Ohio: Pennsylvania: Tennessee:	Cincinnati(4); Fairport(5); Rittman(5); West Alexandria(2) Bristol(1); Philadelphia(4); Reading(1) Knoxville(1,4)
India:	Taloja(1,2)	Texas:	Bayport(4,6); Deer Park(4,6); Grand Saline(5); Lone Star(1)
Indonesia:	Cilegon(1)	Utah:	Grantsville(5)
Italy:	Castronno(3,4); Mozzanica(1); Mozzate(2); Parona(2); Romano d’Ezzelino(1)	Virginia: Washington:	Blacksburg(3); Wytheville(1) Elma(4)
Japan:	Nagoya(1,4); Sasakami(3); Soma(4);
Mexico:	Apizaco(1,4); Toluca(2)
Netherlands:	Delfzijl(4)
New Zealand:	Auckland(1)
Philippines:	Las Pinas(1)
Singapore:	Singapore(4); Tuas(2,3)
South Africa:	New Germany(1)
South Korea:	Seoul(3)
Spain:	Castellon(1); Tudela(1)
Sweden:	Landskrona(1)
Switzerland:	Buchs(4); Littau/Lucerne(3)
Taiwan:	Min-Hsiung(1,4); Taoyuan Hsien(3)
Thailand:	Maptaphut(1,4)
United Kingdom:	Aldridge(1); Buxton(3);
Coventry(3); Dewsbury(1);
Grangemouth(4); Jarrow(4);
Warrington(3)

Research and Technical Facilities

United States
Australia:	Geelong(1)	Arizona:	Phoenix(3)
Brazil:	Jacarei(1,2,4)	California:	Sunnyvale(3)
China:	Hong Kong(3); Shanghai(1,4)	Delaware:	Newark(3)
France:	Valbonne(1,2,4)	Georgia:	Norcross(3)
Germany:	Arnsberg(1)	Illinois:	Elgin(2,5); Lansing(1)
Italy:	Romano d’Ezzelino(1)	Massachusetts:	Marlborough(3); North Andover(3); Woburn(4)
Japan:	Ohmiya(3); Saitama(3)	Michigan:	Rochester Hills(1)
Singapore:	Singapore(2,4)	New York:	Freeport(3)
Spain:	Castellon(1)	North Carolina:	Charlotte(1)
Switzerland:	Buchs(4); Lucerne(3)	Ohio:	Cincinnati(4); West Alexandria(2)
United Kingdom:	Coventry(3)	Pennsylvania:	Reading(1); Spring House(1,2,4,6)
		Texas:	Deer Park(4,6)
		Virginia:	Blacksburg(3)

(1)	Coatings
(2)	Adhesives and Sealants
(3)	Electronic Materials
(4)	Performance Chemicals
(5)	Salt, including mines and evaporation facilities
(6)	Monomers

Our manufacturing operations generally ran well throughout 2003. We consider our facilities to be generally well maintained and suitably equipped to meet the production requirements of each of our business segments.

Our rock salt and brine well reserves vary, but all salt production locations have sufficient reserves to satisfy anticipated production requirements for the foreseeable future. Salt reserves for solar evaporation facilities are regarded as unlimited. With respect to the Salt segment, total salt production in 2003 was approximately 12.6 million tons.

Safety was a key focus as well, and significant improvement was made throughout the year. The overall corporate safety record improved from a rate of 1.2 injuries for every 200,000 hours worked in 2002, to 1.0 injuries on a comparable basis in 2003.

Item 3. Legal Proceedings

A discussion of legal proceedings is incorporated herein by reference to Note 25: Contingent Liabilities, Guarantees and Commitments in the accompanying Notes to Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the New York Stock Exchange under the symbol “ROH.” On February  27, 2004, there were 9,037 registered shareholders of our common stock. Below is a summary of the New York Stock Exchange Composite high and low prices of Rohm and Haas Company’s stock as well as the cash dividend paid per share for each quarter of 2003 and 2002. On February 27, 2004, the last sales price of our common stock was $39.75.

			Cash
Period	High	Low	Dividend

2003
1st Quarter	$34.26	$26.26	$0.21
2nd Quarter	$34.12	$29.10	$0.21
3rd Quarter	$37.34	$29.83	$0.22
4th Quarter	$43.05	$33.38	$0.22
2002
1st Quarter	$42.60	$32.10	$0.20
2nd Quarter	$42.30	$35.52	$0.20
3rd Quarter	$41.90	$30.19	$0.21
4th Quarter	$36.45	$30.43	$0.21

Item 6. Selected Financial Data

The following sets forth selected consolidated financial data for the years presented below as derived from our historical financial statements.

Five-Year Summary of Selected Financial Data
(in millions, except per share, stockholders and employees)

	For the Year Ended December 31,

	2003	2002	2001	2000	1999
See notes		(2)	(1,2,3)	(1,3)	(1,3)

Summary of Operations
Net sales	$6,421	$5,727	$5,666	$6,349	$4,840
Gross profit	1,915	1,817	1,658	2,007	1,701
Earnings (loss) from continuing operations before income taxes and cumulative effect of accounting change	415	308	(66)	488	375
Earnings (loss) from continuing operations before cumulative effect of accounting change	288	210	(71)	296	193

Discontinued operations:
Income from discontinued line of business, net of income taxes	—	—	40	58	56
Gain (loss) on disposal of discontinued line of business, net of income taxes	—	(7)	428	—	—

Cumulative effect of accounting change, net of income taxes	(8)	(773)	(2)	—	—

Net earnings (loss)	$280	$(570)	$395	$354	$249

As a % of Sales
Gross profit	29.8%	31.7%	29.3%	31.6%	35.1%
Selling and administrative expense	13.9%	15.3%	15.2%	14.7%	15.9%
Research and development expense	3.7%	4.5%	4.1%	3.5%	3.6%
Per Common Share Data and Other Share Information
Earnings (loss) from continuing operations before cumulative effect of accounting change:
Basic	$1.30	$.95	$(.32)	$1.34	$.99
Diluted	$1.30	$.95	$(.32)	$1.34	$.98
Cash dividends per common share	$.86	$.82	$.80	$.78	$.74
Common stock price:
High	$43.05	$42.60	$38.70	$49.44	$49.25
Low	$26.26	$30.19	$24.90	$24.38	$28.13
Year-end close	$42.71	$32.48	$34.63	$36.31	$40.69
Weighted average number of common shares outstanding – basic	221.5	220.9	220.2	219.5	192.6
Weighted average number of common shares outstanding – diluted	222.4	221.9	220.2	220.5	195.7

	2003	2002	2001	2000	1999
See notes		(2)	(1,2,3)	(1,3)	(1,3)

Net Cash Flow Data
Net cash provided by continuing operations	$999	$975	$660	$714	$719
Net cash provided by discontinued operations	—	—	44	66	97
Net cash provided by operating activities	999	975	704	780	816
Net cash provided (used) by investing activities	(368)	(555)	312	(327)	(3,717)
Net cash provided (used) by financing activities	(730)	(217)	(1,016)	(418)	2,942
Additions to land, buildings and equipment	339	407	401	391	323
Depreciation from continuing operations	411	388	406	446	360
Cash dividends paid	191	181	176	171	141
Cash used for acquisitions of businesses and affiliates	21	149	144	390	3,394
Proceeds from divested businesses	23	23	834	—	—
Balance Sheet Data
Land, buildings and equipment, gross	7,688	7,246	6,607	6,699	6,349
Total assets	9,445	9,584	10,378	11,252	11,256
Current portion of long-term debt	10	48	11	11	104
Other short-term borrowings	97	132	167	545	827
Long-term debt	2,468	2,872	2,748	3,218	3,122
Total debt	2,575	3,052	2,926	3,774	4,053
Stockholders’ equity	3,357	3,119	3,841	3,653	3,475
Number of registered stockholders	9,106	9,140	9,234	9,226	9,462
Number of employees	17,245	17,611	18,210	20,248	21,512

(1)	Reclassified to conform to current year presentation, primarily as a result of discontinued operations.

(2)	In accordance with SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” 2002 and 2001 earnings from continuing operations now reflect losses from early extinguishment of debt, which were previously reported below continuing operations as extraordinary items.

(3)	Prior year amounts include amortization of goodwill and indefinite-lived intangibles. In accordance with the adoption of SFAS No. 142, effective January 1, 2002, we ceased amortization of goodwill and indefinite-lived intangibles.

Also see 2003, 2002 and 2001 Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following commentary should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements for the years ended December 31, 2003, 2002 and 2001. The phrase: “Earnings (loss) from continuing operations before cumulative effect of accounting change” is abbreviated as “Earnings (loss) from continuing operations” within the following Management’s Discussion and Analysis of Financial Condition, Results of Operations and Notes to Consolidated Financial Statements.

We are a global specialty materials company that brings technology and innovation to the market that enhances the performance of end-use consumer products made by our customers. Our Salt business is one of the most recognizable brand names in the world. Our products are sold primarily for use in the construction and building; electronics; household products and personal care; packaging; food and retail; and automotive markets. We operate six business segments: Coatings, Adhesives and Sealants, Electronic Materials, Performance Chemicals, Salt and Monomers.

2003 – A Year in Review

Our performance this year was a substantial improvement over 2002 and reflects our continued emphasis on growth through new product introduction, our strong global presence, and the efficiency improvements we have been implementing throughout the organization. Other significant items affecting the results of our 2003 operations include:

•	the impact of foreign currency translation;

•	escalating raw material and energy prices; and

•	restructuring and asset impairment charges.

In 2003, we reported sales of $6,421 million, a 12% increase over 2002. About one-third of this increase is from organic growth through improved demand and higher selling prices in our Coatings, Electronic Materials, Salt and Performance Chemicals segments. The remainder of the increase in sales was due to the impact of favorable foreign currency, primarily from the strengthening of the Euro versus the U.S. dollar as well as the contribution of our recent acquisitions.

Gross profit margin was 30%, compared with 32% in 2002, due to the impact of higher raw material and energy costs. Selling, administrative and research expenses were relatively consistent with the prior year as our continuing focus on efficiency improvements largely offset the inflationary impact of employee related expenses.

We reported earnings from continuing operations in 2003 of $288 million, or $1.30 per share, as compared to 2002 earnings from continuing operations of $210 million or $0.95 per share.

Significant Items Affecting the Results of Operations

2002

Impairment of Goodwill and Indefinite-Lived Intangible Assets

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with this statement, we ceased amortization of goodwill and intangible assets deemed to have indefinite lives. As a result of our impairment testing in connection with the adoption of SFAS No. 142, a non-cash charge of $830 million ($773 million after-tax), was reflected in the 2002 results as a cumulative effect of accounting change. The impairment charges impacted the majority of our reportable segments as follows: Coatings - $42 million; Electronic Materials - $281 million; Performance Chemicals - $230 million and Salt - $220 million. The impairment charges were primarily the result of the economic downturn over the past two years affecting growth assumptions in certain key markets. In addition, customer consolidation in some areas had led to downward pressure on pricing and volume.

2001

Sale of the Agricultural Chemicals Business

In June 2001, we completed the sale of our Agricultural Chemicals business to Dow AgroSciences LLC, a wholly-owned subsidiary of the Dow Chemical Company, for approximately $1 billion. We reported the operating results of this business as discontinued operations in accordance with APB Opinion No. 30 “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. Management considers an accounting estimate to be critical to the preparation of our financial statements if:

•	the estimate is complex in nature or requires a high degree of judgment; and

•	if different estimates and assumptions were used, the result could have a material impact to the consolidated financial statements.

Management has discussed the development and selection of our critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors. Those estimates critical to the preparation of our consolidated financial statements are listed below.

Litigation and Environmental Reserves

We are involved in litigation in the ordinary course of business including personal injury, property damage and environmental litigation. Additionally, we are involved in environmental remediation and spend significant amounts for both company-owned and third party locations. In accordance with GAAP, we are required to assess these matters to: 1) determine if a liability is probable; and 2) record such a liability when the financial exposure can be reasonably estimated. The determination and estimation of these liabilities are critical to the preparation of our financial statements.

In reviewing such matters, we consider a broad range of information, including the claims, demands, settlement offers received from a governmental authority or private party, estimates performed by independent third parties, identification of other responsible parties and an assessment of their ability to contribute and our prior experience, to determine if a liability is probable and if the value is estimable. If both of these conditions are met we record a liability. If we believe that no best estimate exists, we accrue the minimum in a range of possible losses as we are required to do under GAAP. If we determine a liability to be only reasonably possible, we consider the same information to estimate the possible exposure and disclose the potential liability.

Our most significant reserves have been established for remediation and restoration costs associated with environmental damage. As of December 31, 2003, we recorded $127 million for environmental remediation. We conduct studies and site surveys to determine the extent of environmental damage and necessary remediation. With the expertise of our environmental engineers and legal counsel we determine our best estimates for remediation and restoration costs. These estimates are based on forecasts of future costs for remediation and change periodically as additional and better information becomes available. Changes to assumptions and considerations used to calculate remediation reserves could materially affect our results of operations. If we determine that the scope of remediation is broader than originally planned, discover new contamination, discover previously unknown sites or become subject to related personal injury or property damage claims, our estimates and assumptions could materially change.

We believe the current assumptions and other considerations used to estimate reserves for both our environmental and other legal liabilities are appropriate. These estimates are based in large part on information currently available and the current laws and regulations governing these matters. If additional information becomes available or there are changes to the laws or regulations or actual experience differs from the assumptions and considerations used in estimating our reserves, the resulting change could have a material impact on the consolidated results of our operations and statement of position.

Income Taxes

The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.

In the determination of our current year tax provision, we assume that all foreign earnings are remitted to the United States and since, upon remittance, such earnings are taxable, we provide federal income taxes on income from our foreign subsidiaries. In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. We record accruals for the estimated outcomes of these audits. Since significant judgment is required to assess the future tax consequences of events that have been recognized in our financial statements or tax returns, we consider such estimates to be critical to the preparation of our financial statements.

We believe that the current assumptions and other considerations used to estimate the current year effective and deferred tax positions are appropriate. However, if the actual outcome of future tax consequences differs from our estimates and assumptions, the resulting change to the provision for income taxes could have a material adverse impact on the consolidated results of operations and statement of position. A 1% change in the effective tax rate would change the current year income tax expense by $6 million.

Restructuring

When appropriate, we record charges relating to efforts to strategically reposition our manufacturing footprint and support service functions. In the past three years, we recorded $96 million, $17 million and $61 million in 2003, 2002 and 2001, respectively, for severance and other employee benefits within the provision for restructuring and asset impairments in the Consolidated Statements of Operations.

Reserves are established for such initiatives by calculating our best estimate of employee termination costs utilizing detailed restructuring plans approved by management. Reserve calculations are based upon various factors including an employee’s length of service, contract provisions, salary level and health care benefit choices. We believe the estimates and assumptions used to calculate these restructuring provisions are appropriate, and although significant changes are not anticipated, actual costs could differ from the assumptions and considerations used in estimating reserves. The resulting change could have a material impact on the consolidated results of operations and statement of position.

Long-Lived Assets

Our long-lived assets include land, buildings, equipment, long-term investments, goodwill, indefinite-lived intangible assets and other intangible assets. Long-lived assets, other than investments, goodwill and indefinite-lived intangible assets, are depreciated over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying value may not be recoverable. Such circumstances would include a significant decrease in the market price of a long-lived asset, a significant adverse change in the manner in which the asset is being used or in its physical condition or a history of operating or cash flow losses associated with the use of the asset. In addition, changes in the expected useful life of these long-lived assets may also be an impairment indicator. As a result, future decisions to change our manufacturing footprint or exit certain businesses could result in material impairment charges.

When such events or changes occur, we estimate the future cash flows expected to result from the use and, if applicable, the eventual disposition of the assets. The key variables that we must estimate include assumptions regarding sales volume, selling prices, raw material prices, labor and other employee benefit costs, capital additions and other economic factors. These variables require significant management judgment and include inherent uncertainties since they are forecasting future events. For this reason, we consider our estimates to be critical in the preparation of our consolidated results of operations. If such assets are considered impaired, they are written down to fair value as appropriate.

Goodwill and indefinite-lived intangible assets are reviewed annually or sooner if changes in circumstances indicate the carrying value may not be recoverable. To test for recoverability, we typically utilize discounted estimated future cash flows to measure fair value for each reporting unit. This calculation is highly sensitive to both the estimated future cash flows of each reporting unit and the discount rate assumed in these calculations. These components are discussed below:

Estimated future cash flows

The key variables that we must estimate to determine future cash flows include assumptions for sales volume, selling prices, raw material prices, labor and other employee benefit costs, capital additions and other economic factors. Significant management judgment is involved in estimating these variables, and they include inherent uncertainties since they are forecasting future events. For example, unanticipated changes in competition, customer sourcing requirements and product maturity would all have a significant impact on these estimates.

Discount rate

We employ a Weighted Average Cost of Capital (WACC) approach to determining our discount rate for goodwill recoverability testing. Our WACC calculation includes factors such as the risk free rate of return, cost of debt and expected equity premiums. The factors in this calculation are largely external to our company and therefore beyond our control. The average WACC used in our annual test of goodwill recoverability was 9.1% and 10.1% in 2003 and 2002, respectively. The decrease in WACC was due largely to the decline in the yield on long-term treasuries which we use to determine the risk free rate of return. A 1% change in the WACC will result in an approximate 15% change in the computed fair value of our reporting units.

We believe the current assumptions and other considerations used in the above estimates are reasonable and appropriate. Since inception of the annual goodwill recoverability testing in 2002, our Automotive Coatings, Powder Coatings, Adhesives and Sealants, Printed Wiring Board, and Process Chemicals reporting units have historically had fair values only slightly in excess of the book value of their net assets. Accordingly, even a small adverse change in the estimated future cash flows for these reporting units or increases in the WACC could result in the fair value of these reporting units falling below the book value of their net assets. This could result in material goodwill impairment charges when assets are appraised and implied goodwill values are compared to carrying values.

The fair values of our long-term investments are dependant on the financial performance and solvency of the entities in which we invest, as well as volatility inherent in their external markets. In assessing potential impairment for these investments, we will consider these factors as well as the forecasted financial performance of its investment entities. If these forecasts are not met, we may have to record additional impairment charges.

Pension and Other Employee Benefits

Certain assumptions are used to measure plan obligations and related assets of company-sponsored defined benefit pension plans, post-retirement benefits, post-employment benefits (e.g. medical, disability) and other employee liabilities. Plan obligations and annual expense calculations are based on a number of key assumptions. These assumptions include the weighted-average discount rate at which obligations can be effectively settled, the anticipated rate of future increases in compensation levels, the expected long-term rate of return on assets and increases or trends in health care costs. We typically use actuaries to assist us in preparing these calculations and determining these assumptions. These assumptions involve inherent uncertainties, which may not be controllable by management, and as a result, adjustments to expense may be required in future periods. We believe that the current assumptions and other considerations used to estimate plan obligations and annual expense are appropriate. However, if the actual outcome differs from our estimates and assumptions, the resulting change could have a material adverse impact on the consolidated results of operations and statement of position. The weighted-average discount rate and the estimated return on U.S. plan assets, which constitute the majority of our plan assets, used in our determination of pension expense are as follows:

	2003	2002	2001

Weighted-average discount rate	6.67%	7.25%	7.50%
Estimated return on plan assets	8.50%	8.50%	8.90%

The following illustrates the impact on pension expense of a 50 basis point increase or decrease from the assumptions used at December 31, 2003.

	Weighted-	Estimated	Combined
	average	return on	increase/ (decrease)
(in millions)	discount rate	plan assets	pension expense

50 basis point increase	$(5)	$(7)	$(12)
50 basis point decrease	$5	$7	$12

Business Segments at December 31, 2003

We operate six business segments, as presented below. Additional information regarding the markets these segments serve can be found in Item 1: Business.

		Adhesives
		and	Electronic	Performance			Segment
(in millions)	Coatings	Sealants	Materials	Chemicals	Salt	Monomers	Elims	Total

North America
2003	$1,245	$232	$322	$542	$801	$261	$—	$3,403
2002 (1)	1,184	237	332	551	706	282	—	3,292
2001 (1)	1,141	272	360	542	749	300	—	3,364

Europe
2003	$590	$291	$199	$521	$—	$120	$—	$1,721
2002 (1)	415	260	187	432	—	71	—	1,365
2001 (1)	363	294	205	425	—	51	—	1,338

Asia-Pacific
2003	$211	$67	$558	$250	$—	$3	$—	$1,089
2002 (1)	177	56	468	167	—	—	—	868
2001 (1)	161	52	377	168	—	—	—	758

Latin America
2003	$89	$42	$—	$69	$—	$8	$—	$208
2002 (1)	90	39	—	67	—	6	—	202
2001 (1)	88	43	—	69	—	6	—	206

Segment Elims
2003	$—	$—	$—	$—	$—	$760	$(760)	$—
2002 (1)	—	—	—	—	—	611	(611)	—
2001 (1)	—	—	—	—	—	589	(589)	—

Total
2003	$2,135	$632	$1,079	$1,382	$801	$1,152	$(760)	$6,421
2002 (1)	$1,866	$592	$987	$1,217	$706	$970	$(611)	$5,727
2001 (1)	$1,753	$661	$942	$1,204	$749	$946	$(589)	$5,666

(1)	Reclassified to conform to current year presentation.

Summary of 2001-2003 Results by Business Segment

(in millions)	2003	2002	2001

Net Sales
Coatings	$2,135	$1,866	$1,753
Adhesives and Sealants	632	592	661
Electronic Materials	1,079	987	942
Performance Chemicals	1,382	1,217	1,204
Salt	801	706	749
Monomers	1,152	970	946
Elimination of Intersegment Sales	(760)	(611)	(589)

Total	$6,421	$5,727	$5,666

(in millions)	2003	2002(1)	2001(1)

Earnings (Loss) from Continuing Operations Before Cumulative Effect of Accounting Change
Coatings	$133	$187	$112
Adhesives and Sealants	8	(3)	(71)
Electronic Materials	97	—	1
Performance Chemicals	52	46	10
Salt	54	47	13
Monomers	81	72	41
Corporate	(137)	(139)	(177)

Total	$288	$210	$(71)

(1)	Reclassified to conform to current year presentation. In accordance with the SFAS No. 145, “Rescission of FASB Statements No. 4, 44 , and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” 2002 and 2001 earnings from continuing operations now reflect losses on early extinguishment of debt, previously reported below continuing operations as extraordinary items. The losses are reflected within Corporate business segment.

Consolidated Results of Operations for the Year Ended December 31, 2003, as Compared to the Year Ended December 31, 2002

Net Sales and Operating Margins

In 2003, our consolidated net sales were $6,421 million, an increase of 12% or $694 million, from 2002 net sales of $5,727 million. Major components of the increase included: the impact of favorable foreign currency representing 5%; increased volume and improved selling prices 4%; with acquisitions, net of divestitures, representing the majority of the remaining 3%.

Our Coatings, Performance Chemicals, Salt and Electronic Materials segments performed well in 2003, accounting for 89% or $621 million of the total increase over 2002 results. The impact of favorable foreign currencies on the results of these segments accounted for 39% of this increase. Other factors contributing to the improvement are reported as follows:

•	Coatings - the September 2002 acquisition of the Ferro Corporation’s European powder coatings business and improved selling prices;

•	Performance Chemicals - the December 2002 acquisition of the Kureha plastics additives business and improved selling prices;

•	Salt - higher ice-control volume resulting from the impact of the severe winter weather in 2003; and

•	Electronic Materials - higher demand for advanced technology product lines in Microelectronics and advanced packaging in Electronic and Industrial Finishes.

Net sales from Adhesives and Sealants and Monomers accounted for the remaining increase of 11%, or $73 million, of the total increase in consolidated net sales and are more fully described in the segment section below.

Gross profit for 2003 was $1,915 million, an increase of 5% from $1,817 million in 2002 on higher sales. Gross profit margin decreased in 2003 to 30% from 32% in 2002 as the impact of significantly higher raw material and energy costs were only partially offset by selling price increases.

Gains from insurance settlements were material in both 2003 and 2002 results. We recorded income of $58 million and $76 million in 2003 and 2002, respectively. Although we have recorded significant gains from insurance settlements in the past two years, we cannot expect to receive like amounts in future settlements.

In 2004, we anticipate raw material and natural gas prices to significantly exceed 2003 levels; however, it is difficult to predict the extent and duration of higher prices. To support our operations, we purchase over 3.0 billion pounds of petrochemical-based raw materials globally. The single largest of these raw materials is propylene at approximately 1.2 billion pounds annually. We are making efforts to mitigate the impact of escalating raw material and energy costs primarily by exercising control over discretionary spending, utilizing swap, option and collar contracts and increasing selling prices. However, we anticipate the gap between raw material and selling prices to increase at least in the short term, negatively impacting gross margin in 2004. Additionally, we anticipate higher expenses for employee related benefits, such as pension expense, in 2004.

Selling and Administrative Expenses

In 2003, selling and administrative expenses increased 1%, or $12 million, to $891 million from $879 million in 2002. We are beginning to see the favorable impact from recent restructuring efforts with lower salary and administrative costs as compared to 2002. However, the addition of full year results from our 2002 acquisitions, along with the unfavorable impact of foreign currency, primarily due to the strengthening of the Euro versus the U.S. dollar on European expenses, outweighed these cost reductions.

We believe that our cost savings initiatives will continue to reduce certain administrative costs as we improve efficiencies. However, we anticipate higher employee-related costs in 2004 as a result of: 1) an increase in pension costs due to a combination of the decline in the discount rate and amortization of prior unrecognized asset losses; 2) normal salary increases; 3) the increasing rate of health care costs; and 4) increased stock-based compensation expense for stock option and restricted stock grants.

Research and Development Expense

We spent $238 million on research and development costs in 2003, a decrease of $22 million from 2002 spending of $260 million. The decrease was driven by: 1) the discontinuation of our gene regulation research program in late 2002, which was donated to the University of Pittsburgh in 2003; 2) the absence of one-time costs in 2003 directly associated with previous restructuring initiatives, primarily the shutdown of our Bristol Technical Center in September 2002; and 3) improved cost controls and the benefits earned from earlier restructuring efforts. We have budgeted for research and development expense to increase slightly in 2004.

Interest Expense

Interest expense for 2003 was $126 million, a 5% reduction from $132 million in 2002, primarily due to lower U.S. interest rates. Higher interest expense due to the unfavorable impact of foreign currency on our non-U.S. denominated debt was offset by the effect of lower U.S. interest rates.

In December 2003, we retired $451 million of our 6.95% debt. We expect interest expense to decrease by approximately 5% in 2004 as a result of this retirement. Included in the 5% reduction is a slight increase in interest expense as capitalized interest associated with our Enterprise Resource Planning implementation begins to be amortized when those assets are placed in service.

Amortization of Finite-Lived Intangible Assets

Amortization of intangible assets for 2003 was $67 million, a 3% decrease from $69 million in 2002. The decrease is due to a lower asset base as compared to 2002, resulting primarily from the December 2002 impairment of $121 million and the June 2003 impairment of $80 million of certain finite-lived intangible assets associated with our Printed Wiring Board and Powder Coatings businesses, respectively.

Share of Affiliate Net Earnings

In 2003, we recorded affiliate net earnings of $15 million, remaining flat with 2002.

Provision for Restructuring and Asset Impairments

In 2003, we recognized $196 million of restructuring and asset impairment charges, an increase of $19 million over 2002 expense of $177 million.

(in millions)	2003	2002	2001

Severance and employee benefits	96	17	61
Other, including contract lease termination penalties	4	2	11
Asset impairments, net of gains on sales	96	158	248

Amount charged to earnings	$196	$177	$320

2003

Severance and Employee Benefits

In 2003, we recognized $96 million of severance and associated employee benefit expense, of which $82 million, affecting 1,460 positions in total pertained to current year initiatives. The 2003 initiatives included: $22 million pertaining to a European restructuring initiative which commenced in the second quarter; $25 million associated with the elimination of positions primarily in our North American support services, such as logistics, human resources, procurement and information technology announced in the fourth quarter; and $35 million associated with several smaller reduction in force efforts in all of our businesses throughout the year. In most cases, separated employees were offered early termination benefits. The charge is based on actual amounts paid to employees as well as amounts expected to be paid upon termination. All of these initiatives were designed to address business and infrastructure inefficiencies, reduce redundant costs and reposition our workforce to capitalize on the enhancements made possible by the implementation of our Enterprise Resource Planning system.

Included in the $96 million charge, is $14 million of expense, comprised of a $2 million reversal of charges recorded in 2003 for current year initiatives and $16 million of expense pertaining to prior year initiatives. Changes in estimates are recorded as actual costs are compared to original estimates and reserves are adjusted as expenses are finalized. The changes to prior year initiatives mostly include settlement losses on pension obligations as individual pension liabilities were settled from the pension plan. We recognize pension settlement gains or losses at the time an employee’s individual liability is settled within the pension plan.

As of December 31, 2003, 337 positions of the 1,460 identified have been eliminated. All initiatives will be materially complete within 18 months from the date of implementation. The balance at December 31, 2003, recorded for these severance and employee benefits, was $65 million and included in accrued liabilities in the Consolidated Balance Sheet.

Asset Impairments

In 2003, we recognized $96 million, net of asset impairment charges. Of the total, $116 million was recognized as asset impairment charges recorded to adjust the carrying value of certain assets to their fair value, which was calculated using cash flow analyses. The largest impairment of approximately $80 million of finite-lived intangible assets related to the Lamineer product line of the Powder Coatings business in the Coatings segment. The remaining charge consisted primarily of $15 million of finite-lived intangible assets and $7 million of net fixed assets associated with our Specialty Magnesia product line in the Performance Chemicals segment, which was acquired from Morton, and $14 million of other building and equipment impairments. Gains on sales of previously impaired assets offset the total impairment charge by $20 million.

2002

In 2002, we recognized $177 million for restructuring and asset impairments. This charge is comprised of $158 million for the impairment of certain long-lived assets, $31 million for costs associated with workforce reductions initiated in 2002 and $2 million for contract lease termination penalties. Offsetting this charge was $14 million of income resulting from pension settlement gains associated with individuals terminated from our pension plans and changes to estimates, both of which were in connection with our 2001 repositioning.

Of the total 2002 charges, the $158 million of asset impairments was recorded to reduce the carrying value of certain identified assets to their fair values, which were calculated using cash flow analyses. The assumptions used in the calculations were consistent with our internal planning process. The largest single asset write-down was $121 million, recorded to write-down certain long-lived intangible and fixed assets of the Printed Wiring Board business in the Electronic Materials segment. The remaining $37 million of non-cash charges, recorded during 2002, related largely to the closure of two European plants and other building and equipment impairments.

In a continued effort to streamline operational efficiencies, approximately $31 million of expense was recognized for costs associated with the closure of the European plants and a general reduction in force of over 200 positions throughout various functions of our organization. In most cases, separated employees were offered early termination benefits. The charge was based on actual amounts paid to employees as well as amounts expected to be paid upon termination. The anticipated annual costs savings from the general reduction in force efforts is approximately $25 million, primarily in compensation expense.

In general, we continue to analyze other efficiency initiatives, including plant closures, manufacturing footprint redesign and organizational restructuring brought about by the implementation of our Enterprise Resource Planning system. If approved by management, significant future initiatives could result in material restructuring and asset impairment charges. We believe that it is possible that additional restructuring activities will be approved during 2004 and could result in restructuring and asset impairment charges. We are currently not able to estimate the impact of these charges although they could be material.

Other Income, net

In 2003, net other income increased to $7 million from $5 million in 2002. This increase was primarily driven by foreign exchange gains recognized on net monetary assets which increased in value with the strengthening of the Euro and Yen.

Effective Tax Rate

In 2003, we recorded a provision for income tax expense of $127 million. The effective tax rate on earnings was 31%. Our total tax expense recorded in 2003 included a benefit of $70 million for restructuring and asset impairment charges. The effective rate on earnings in 2002 was 32%, relatively consistent with 2003.

Cumulative Effect of Accounting Change

The adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations,” was a required change in accounting principle and the cumulative effect of adopting this standard as of January 1, 2003 resulted in a non-cash, after-tax charge of $8 million in the first quarter of 2003. Refer to “New Accounting Pronouncements” for additional information.

The adoption of SFAS No. 142 “Goodwill and Other Intangible Assets, net,” was a required change in accounting principle and the cumulative effect of adopting this standard as of January 1, 2002 resulted in a non-cash, after-tax charge of $773 million effective in the first quarter of 2002.

Net Earnings (Loss)

In 2003, we reported net earnings of $280 million, or $1.26 per diluted share compared to a net loss of $570 million, or a loss per diluted share of $2.57.

Earnings from continuing operations were $288 million in 2003 compared to $210 million in 2002. The increase in 2003 is attributable to the impact of favorable foreign currency, control over discretionary spending and improved demand and selling prices partially offset by $10 million after-tax of additional restructuring and asset impairments charges over 2002 as well as increased raw material, energy and manufacturing costs.

Net earnings in 2003 included a charge of $8 million for asset retirement obligations, resulting from the adoption of SFAS No. 143. The net loss of $570 million in 2002 was driven by the adoption of SFAS No. 142, which resulted in a $773 million charge for impairment losses. As discussed above, each of those charges was reflected as a cumulative effect of accounting change.

Results of Operations for the Year Ended December 31, 2003, as Compared to the Year Ended December 31, 2002 – By Business Segment

Coatings

In 2003, net sales from our Coatings segment were $2,135 million, an increase of 14% from net sales of $1,866 million in 2002. In 2003, our Coatings segment realized benefits primarily due to the impact of the full year of results from our 2002 Ferro powder coatings acquisition, greater demand, favorable foreign currency and improved selling prices. Earnings from continuing operations were $133 million for 2003, as compared to $187 million in 2002. Compared to the prior year, the impact of favorable foreign currency and improved selling prices, partially offset significantly increased raw material and energy costs.

Sales from Architectural and Functional Coatings increased 11% from the prior year, driven primarily by the impact of favorable foreign currency, selling price improvements and increased volume. As compared to the prior year, sales to the “do-it-yourself” paint market increased despite the slow start of the exterior painting season. Demand improved, compared to the prior year, for light-weight paper coatings used by news magazines and catalog producers and for new products, including a new semi-gloss binder and our newest opaque polymer, Ropaque ULTRA™. We continue to see sales growth in all regions, except Latin America. Powder Coatings sales increased 43% over the prior year primarily due to a full year of sales from our September 2002 acquisition of Ferro’s European powder coatings business, organic growth in Europe and favorable foreign currency. Sales from Automotive Coatings decreased 2% from the prior period primarily reflecting lower demand from major domestic automobile manufacturers.

Earnings from continuing operations decreased $54 million from 2002. The decline from the prior period was driven primarily by $67 million, after-tax of restructuring and asset impairment charges. The write-down of certain finite-lived intangible assets associated with the Lamineer product line of Powder Coatings as well as restructuring charges associated with profit improvement initiatives in several of the Coatings businesses were recorded in 2003. The impact of favorable foreign currency and improved selling prices only partially offset significantly increased raw material and energy costs in 2003.

Adhesives and Sealants

In 2003, net sales from Adhesives and Sealants were $632 million, an increase of 7% from net sales of $592 million in 2002, primarily driven by the impact of favorable foreign currency. Overall, demand was lower in 2003 than 2002, primarily in the North American and European regions. Although we experienced growth in our North American and European caulk market, other chemistries, including our structural and label adhesives failed to improve over the prior year. Our Latin America and Asia-Pacific regions reported sales growth in markets for packaging adhesives, tapes and bonding.

Earnings from continuing operations were $8 million in 2003, compared to a loss of $3 million in 2002. The earnings increase is primarily due to fewer costs in 2003 directly associated with restructuring activities and costs incurred to implement prior year initiatives and the impact of favorable foreign currency. Earnings in 2003 included $3 million, after-tax for restructuring and asset impairment charges associated with our European profit improvement initiatives announced in June 2003. Earnings in 2002 included $4 million, after-tax of restructuring and asset impairments and $18 million, after-tax of one-time costs directly associated with implementing these initiatives.

We are concerned with the recent financial performance of the Adhesives and Sealants business, which is performing below its potential in the marketplace and below our expectations of 6% to 8% net earnings margins. As a result, we are currently developing a comprehensive plan to improve results through a combination of lowering fixed costs, stabilizing production, and driving volume growth in the high margin product lines. We expect this business to improve its profitability in 2004. These future improvement plans could contain aspects which could result in material restructuring and asset impairment charges. If we are unable to achieve the expected margins for this business, it would adversely impact the discounted estimated future cash flows for this segment which are used to test the recoverability of goodwill. This could result in material goodwill impairment charges if the fair value falls below the book value of Adhesives and Sealants’ net assets.

Electronic Materials

Electronic Materials reported a strong performance in 2003 as compared to 2002, on increased demand across all businesses, with sales in Asia-Pacific leading the regional perspective. In 2003, net sales were $1,079 million, an increase of 9% from prior year net sales of $987 million.

Sales from our Printed Wiring Board business increased 5% from 2002 as circuit board manufacturers increased production to keep pace with consumer demand. Electronic and Industrial Finishing sales grew 12% over 2002 with increased demand for the advanced finishing technology for both electronic and industrial applications. Sales in Microelectronics increased 11%, resulting from a recovery in the semi-conductor market and acceptance of our higher margin advanced technology product lines, including our deep ultra-violet photoresists, anti-reflective coatings and chemical mechanical planarization pads and slurries.

In 2003, Electronic Materials reported earnings from continuing operations of $97 million as compared to no earnings in 2002 largely due to higher sales in 2003 and the impact of favorable foreign currency. Included in the results for 2002 was a $83 million, after-tax impairment charge recognized primarily for some of the intangible and fixed assets in the Printed Wiring Board business.

Performance Chemicals

In 2003, net sales from Performance Chemicals were $1,382 million, an increase of 14% from prior year net sales of $1,217 million.

Sales from Plastics Additives increased 24% from the prior period primarily due to the results of our 2002 acquisition of the Kureha plastics additives business, the impact of favorable foreign currency and selling price improvements. Sales from Consumer and Industrial Specialties increased 10% over the prior period due to favorable foreign currency and greater demand in Asia-Pacific and Latin America for polyacrylic acid dispersants and our Sea-Nine™ biocide that is used in marine paint. Net sales from Process Chemicals (formed by combining the Inorganic and Specialty Solutions and Ion Exchange Resins businesses) remained flat over 2002 as gains from favorable foreign currency offset lower demand.

Performance Chemicals reported earnings from continuing operations of $52 million, compared to $46 million in the prior year primarily due to the impact of favorable foreign currency, volume and selling price improvements which offset the higher raw material and energy costs.

Earnings in 2003 included a $33 million, after-tax charge primarily for the impairment of finite-lived intangible assets associated with the Specialty Magnesia product line and restructuring charges associated with our 2003 European and other smaller profit improvement initiatives. Earnings in 2002 included $15 million, after-tax of restructuring and asset impairments.

Several businesses within Performance Chemicals are analyzing efficiency and profit improvement initiatives. If approved by management, these initiatives could result in material restructuring and asset impairment charges.

Salt

Our Salt segment performed well in 2003, benefiting from higher demand for ice control salt during the 2002-2003 severe winter season. In 2003, net sales from Salt were $801 million, an increase of 13% from prior year net sales of $706 million. The growth from 2002 was primarily driven by higher ice control volume resulting from the impact of the severe and late winter weather in the Northeast and East Central portions of the United States in early 2003 as well as the impact of favorable foreign currency.

Earnings from continuing operations were $54 million for 2003 compared to $47 million from the prior year reflecting the increased sales, which were tempered by higher costs, as compared to 2002, for natural gas, distribution of bulk ice control and non ice-control products and packaging materials.

Monomers

In 2003, net sales from Monomers were $1,152 million, an increase of 19% from prior year net sales of $970 million, including intercompany sales. Sales to our business segments were $760 million and $611 million in 2003 and 2002, respectively. The improved sales reflect the impact of pricing changes made to recover higher raw material and energy costs and the impact of favorable foreign currency.

Earnings from continuing operations were $81 million for the current year compared to $72 million in the prior year. The increase was driven by the increased selling prices and smooth plant operations at our Deer Park, Texas facility which offset the increased raw material and energy costs.

Corporate

Corporate reported a loss from continuing operations in 2003 of $137 million, compared to a loss of $139 million in 2002. Lower interest costs and favorable returns on assets set aside to fund non-qualified pension obligations were offset by increased restructuring charges and employee costs, such as qualified pension costs and stock based compensation. Included in 2002, is $49 million after-tax of favorable insurance settlements as compared to $40 million after-tax in 2003.

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

The growth from 2001 reflected strong sales in our Coatings segment, particularly for products in the home improvement and automotive markets. Sales in our Electronic Materials segment also increased as the market for these products began to recover and demand for advanced technology product lines increased. These increases were partially offset by lower sales in the Adhesives and Sealants segment, due to the lack of sales in the current year from the divested liquid Polysulfide business, which was exited at the end of 2001.

Our gross profit for 2002 was $1,817 million, an increase of 10% from $1,658 million in 2001. Our gross profit margin increased to 32% from 29% in 2001 primarily due to favorable volumes, product mix and raw material costs in 2002, offset by lower selling prices and the impact of exited businesses, net of acquisitions.

In 2002, we recognized approximately $50 million of additional costs for demolition, dismantlement and employee relocation over 2001 levels associated with the implementation of our 2001 repositioning efforts. However, insurance settlements of $76 million recognized in 2002 more than offset the impact of these increased costs.

Selling, Administrative and Research (SAR) Expenses

In 2002, SAR expenses increased 4%, or $48 million, to $1,139 million from $1,091 million in 2001 primarily due to higher levels of research and development spending. Consistent with our commitment to continue investing in research and development as a way of differentiating our existing products, while bringing new highly-valued products to market, 2002 spending increased 13% from 2001. The remaining increase was due to higher selling and administrative expense from increased health care costs and normal wage increases. Our SAR expenses were 20% of net sales for 2002 compared to 19% in 2001.

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

Of the total 2002 charges, $158 million was comprised of asset impairments recorded to reduce the carrying value of certain identified assets to their fair values, which were calculated using cash flow analyses. The largest, single asset write-down was $121 million, recorded to write-down certain long-lived intangible and fixed assets of the Printed Wiring Board business in the Electronic Materials segment. The remaining $37 million of non-cash charges, recorded during 2002, related largely to the closure of two European plants and other building and equipment impairments.

In a continued effort to streamline operational efficiencies, approximately $20 million of expense was recognized for costs associated with a general reduction in force of over 200 positions throughout various functions of our organization. In most cases, separated employees were offered early termination benefits. The charge was based on actual amounts paid to employees as well as amounts expected to be paid upon termination. The anticipated annual costs savings from these efforts is approximately $25 million, primarily in compensation expense.

In 2001, we recognized a $330 million restructuring and asset impairment charge that enabled several of our businesses to respond to structural changes in the global marketplace. The largest component related to the partial closure of certain manufacturing and research facilities across all business groups and included exit costs related to the liquid polysulfide business in Adhesives and Sealants and part of the dyes business in Performance Chemicals. Approximately 75% of the assets impaired were in the North American region. The charge included severance benefits for employees affected by plant closings, capacity reductions and various personnel in corporate, administrative and shared service functions. About 1,600 positions were expected to be affected by the restructuring efforts.

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

Effective Tax Rate

The effective tax rate for earnings from continuing operations of $210 million for the year ended December 31, 2002 was 32%. The loss in 2001 from continuing operations reflected a 9% effective tax rate. The 2001 rate was affected by two items: non-deductible restructuring expense; and non-deductible amortization expense. The effective tax rate on continuing operations in 2001 was 39%.

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

Net earnings of $395 million in 2001 largely resulted from the $428 million gain on sale of the Agricultural Chemicals business. Net earnings were negatively impacted by $226 million, after-tax, by the provision for restructuring and asset impairments relating to the 2001 repositioning initiatives.

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

Corporate

Corporate reported a loss from continuing operations in 2002 of $139 million, compared to a loss of $177 million as reported and a loss of $171 million on a pro forma basis in 2001. The decrease is primarily attributed to charges incurred in 2001 in connection with our repositioning efforts. In addition, the decrease is due to a reduction of $50 million after-tax in interest expense and $49 million after-tax of favorable insurance settlements, compared to $5 million of net expense for remediation related costs offset by insurance settlements in the prior year. This decrease was partially tempered by a reduction in pension credits of approximately $25 million after-tax compared to 2001, due to transition assets which were fully amortized as of December 31, 2001 and diminished economic returns from pension assets.

Liquidity, Capital Resources and Other Financial Data

We ended 2003, with $196 million in cash and $2,575 million in debt compared with $295 million and $3,052 million, respectively in 2002. In December of 2003, we retired $451 million of our 6.95% debt that was due in July of 2004. This early retirement was consistent with our objectives to reduce debt and was enabled by our strong December cash position.

A summary of our cash balance in relation to our debt is provided below:

	December 31,	December 31,
(in millions)	2003	2002

Short-term obligations	$107	$180
Long-term debt	2,468	2,872

Total debt	$2,575	$3,052

Cash	$196	$295

Increasing cash flow from operations through earnings and working capital management has been, and will continue to be, an important objective in 2004. Operating activities generated $999 million during the year ended December 31, 2003, $24 million more than the $975 million generated in 2002. The increase in cash from operating activities is primarily the result of increased earnings and sales as compared to 2002 as well as improved working capital management. Sales increased 12% over 2002 and collections were accelerated by one day to 63 days on average during 2003. Days cost of sales in ending inventory also improved by three days to 67 days during 2003. Overall, all movement in working capital resulted in a reduction of $43 million in net working capital on a higher level of sales. We continue to focus on reducing the number of days customer accounts remain outstanding and increasing inventory turnover.

During the years ended December 31, 2003, 2002 and 2001, cash provided by operating activities exceeded amounts needed to fund capital asset additions and dividends by $469 million, $387 million and $127 million, respectively as presented below:

(in millions)	2003	2002	2001

Cash provided by operating activities	$999	$975	$704
Capital asset spending	339	407	401
Dividends	191	181	176

Capital asset additions in 2003 include $59 million expended to implement our enterprise resource planning (ERP) system, $24 million less than the prior year for this ongoing implementation. We anticipate capital expenditures in 2004 to be approximately $350 million, of which approximately $20 million will be used for the ongoing implementation of ERP. The remainder will be used for capital projects at existing plants and facilities.

In 2003, we increased our dividend payouts by 6%, or $10 million, to $191 million from 2002 payments of $181 million. On February 2, 2004, our Board of Directors approved a quarterly dividend of $.22 per common share payable on March 1, 2004 to stockholders of record on February 13, 2004. In 2004, we anticipate utilizing cash from operations to acquire capital assets, pay dividends, and further increase cash balances.

Cash used by investing activities was $368 million for the year ended December 31, 2003, $187 million less than the $555 million used for investing activities during 2002. The decrease in cash used can be primarily attributed to a decrease in cash outflows for acquisitions, net of divestitures of $128 million, driven mostly by an additional tax payment made in 2002 associated with the divestiture and sale of our Agricultural Chemicals business in June of 2001. Included in cash used in investing activities in 2003 is $49 million expended to settle foreign exchange forward and currency collar contracts used to hedge our investments in Euro and yen-based operating units. During the same period, the dollar book value of all non U.S. dollar operating units increased by $80 million, net of hedging expenditures. Additional information regarding our hedging activities is summarized in the accompanying Notes to Consolidated Financial Statements.

Net cash used in financing activities was $730 million for the year ended December 31, 2003, as compared to $217 million in 2002, an increase of $513 million. During 2003, the company was a net payer of debt, reducing obligations by $549 million as compared to $30 million in 2002. On February 27, 2002, we issued 20 billion yen-denominated (approximately $149 million at issuance) 30-year 3.50% coupon notes due 2032, with interest payable semiannually on March 29th and September 29th. The maturity date is March 29, 2032, callable annually after March 2012. The proceeds from the issuance of these notes were used for general corporate purposes. No new long-term debt was issued during 2003.

Our primary source of short-term liquidity will be existing cash balances, cash flows from operations and, if necessary, commercial paper and/or bank borrowings. In October 2003, we entered into a $500 million revolving credit facility with a syndicated group of banks. This facility is committed until 2006 and is not contingent upon our credit rating. This unused facility replaces the previous $500 million credit facility which was to expire in 2004. Management believes that our financial resources will adequately meet our business requirements during the next twelve months, including planned expenditures for the improvement or expansion of our manufacturing capacity, working capital requirements and the dividend program.

On November 6, 2002, Standard and Poor’s Rating Services (Standard and Poor’s) announced that it lowered its ratings on our long-term corporate credit and senior unsecured debt to BBB+ from A-. At the same time, Standard and Poor’s affirmed its A-2 rating for our short-term corporate credit and commercial paper. Shortly thereafter, Moody’s Investors Services affirmed its A3 long-term rating. The downgrade by Standard and Poor’s did not have a material impact on our annual results of operations or cash flows. Both agencies have maintained stable outlooks for those respective ratings.

Despite the fall in the value of plan assets in retirement plans at year-end 2002, the U.S. ERISA-qualified pension plans, which represent approximately 80% of our pension plan assets, do not require additional cash funding in 2004. Funding requirements beyond 2004 will depend on asset returns and interest rates used to value plan liabilities which are dictated by external market conditions. Management is evaluating additional funding of the U.S. plans and will consider such action if U.S. long-term interest rates remain at the historically low levels prevailing during 2004, or if 2004 asset returns fall below the 8.5% assumed returns. For the smaller international plans, we expect to contribute approximately $15 million to meet funding needs in 2004. Provided there is no further decline of the global capital markets, we would expect this annual level of funding to be sufficient to meet our non-U.S. plan needs.

Contractual Obligations

The following table provides contractual obligations and commitments for future payments:

	Payments due by period

(in millions)	Total	2004	2005-2006	2007-2008	2009 and beyond
Contractual obligations
Long-term debt, including current portion	$2,365	$10	$20	$540	$1,795
Operating leases	263	63	86	59	55
Purchase Obligations:
Raw material, energy and logistics (see notes 1 & 2)	3,329	1,167	1,402	686	74
Other (see note 3)	182	166	13	2	1
Other Long-Term Liabilities:
Asset retirement obligations	13	2	4	—	7

Total contractual cash obligations	$6,152	$1,408	$1,525	$1,287	$1,932

Notes:

(1)	For our requirements contracts, we have assumed that our existing business segments will require materials and services generally consistent with prior years. The amount of the obligation is based upon either projected requirements or historical spend.

(2)	Evergreen contracts are contracts that renew automatically until specifically cancelled by either party. We have assumed that our evergreen contracts will continue through 2005.

(3)	Other purchase obligations include capital engineering, human resource and maintenance service contracts.

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

Our exposure at the Site will depend in part on the results of attempts to obtain contributions from others believed to share responsibility. In 2001, Velsicol stopped paying its share of expenses. Velsicol’s indemnitor, Fruit of the Loom, Inc., has been reorganized under Chapter 11 bankruptcy and was discharged of its responsibility for this Site after a payment to us of approximately $1 million. In 2002, the bankruptcy court approved a government settlement entered into with Velsicol, Fruit of the Loom, and other parties, which created a fund to be used to respond to the Velsicol liabilities at several sites, including Wood-Ridge. Although Morton has contractual rights against Velsicol for payment of a share of remedial costs that are not affected by the government settlement, we believe Velsicol’s ability to pay is limited.

In addition, we paid $225,000 for the EPA to develop a work plan for a separate study of contamination in Berry’s Creek, which runs near the Site, and of the surrounding wetlands. In 2002, the EPA requested information relating to sources of contamination in Berry’s Creek; we understand this request was sent to over ninety potentially responsible parties. Today, there is much uncertainty as to what will be required to address Berry’s Creek, but cleanup costs could be very high and our share of these costs could be material to the results of our operations, cash flows and consolidated financial position.

Moss Point

During 1996, the EPA notified Morton of possible irregularities in water discharge monitoring reports filed by its Moss Point, Mississippi plant in early 1995. Morton investigated and identified other environmental issues at the plant. Although at the date of acquisition Morton had accrued for some remediation and legal costs, we revised these accruals as part of the allocation of the purchase price of Morton based on our discussions with the authorities and on the information available as of June 30, 2000. In 2000, we reached agreement with the EPA, the Department of Justice and the State of Mississippi, resolving these historical environmental issues. The agreement received court approval in early 2001. The accruals established for this matter were sufficient to cover the costs of the settlement. As a part of this agreement, 23 chemical facilities were subject to environmental audit by an independent consultant. Findings were provided to the government, but penalties, if any, associated with the findings have not yet been negotiated. In December 2001, we closed the chemicals portion of the Moss Point facility and are in the process of closing the remaining Electronic Materials portion as part of the sale of the dry film business. In December 2002, a complaint was filed in Mississippi on behalf of over 700 plaintiffs against Morton International, Rohm and Haas, Joseph Magazzu, a former Morton employee, and the Mississippi Department of Environmental Quality alleging personal injury and property damage caused by environmental contamination. Similar complaints were filed in March 2003 in Mississippi on behalf of additional plaintiffs. At this time, we see no basis for these claims and we will defend these cases vigorously.

Paterson

We closed the former Morton plant at Paterson, New Jersey in December 2001, and are currently undertaking remediation of the site under New Jersey’s Industrial Site Recovery Act. Investigation of contamination of shallow soils and groundwater is nearly complete, with further investigation of deeper groundwater ongoing. Remediation systems for product and shallow groundwater recovery are in operation. Removal of most of the contaminated soil is complete and further soil remediation measures are under design. An accrual was recorded for known remediation activities in September 2000, and revised in September 2002, to address information obtained during the ongoing site investigation.

Groundwater Treatment and Monitoring

Major remediation for certain sites, such as Kramer, Whitmoyer, Woodlands and Goose Farm has been completed. We are continuing groundwater remediation and monitoring programs. Reserves for these costs have been established.

Company Manufacturing Facilities

We also have accruals for corrective action programs under governmental environmental laws at several of our manufacturing sites. The more significant of these accruals have been recorded at the following sites: Bristol, Pennsylvania; Houston, Texas; Ringwood, Illinois; and Mozzanica, Italy.

Remediation Reserves, Reasonably Possible Amounts and Insurance Settlements

Our reserves for environmental remediation, as presented below, are recorded appropriately as current and long-term liabilities in the Consolidated Balance Sheets.

(in millions)	Balance	Note

December 31, 2001	$150
Amounts charged to earnings	3	(1)
Spending	(30)

December 31, 2002	123
Amounts charged to earnings	23
Spending	(19)

December 31, 2003	$127

Note:

(1)  Includes an adjustment to decrease the liability for our Whitmoyer site, based on a favorable settlement with GlaxoSmithKline in January 2003.

Our reserves represent those costs that we believe to be probable and reasonably estimable. Other costs, which have not met the definition of probable, but are reasonably estimable have been included in our disclosure of reasonably possible loss contingencies. In addition to accrued environmental liabilities, we have identified reasonably possible loss contingencies related to environmental matters of approximately $84 million and $70 million at December 31, 2003 and December 31, 2002, respectively.

Further, we have identified other sites, including our larger manufacturing facilities, where additional future environmental remediation may be required, but these loss contingencies cannot be reasonably estimated at this time. These matters involve significant unresolved issues, including the number of parties found liable at each site and their ability to pay, the outcome of negotiations with regulatory authorities, the alternative methods of remediation and the range of costs associated with those alternatives. We believe that these matters, when ultimately resolved, which may be over an extended period of time, will not have a material adverse effect on our consolidated financial position or consolidated cash flows, but could have a material adverse effect on consolidated results of operations or cash flows in any given period.

We have actively pursued lawsuits over insurance coverage for certain environmental liabilities. It is our practice to reflect environmental insurance recoveries in the results of operations for the quarter in which the litigation is resolved through settlement or other appropriate legal processes. These resolutions typically resolve coverage for both past and future environmental spending. We settled with several of our insurance carriers and recorded earnings pre-tax of approximately $58 million, $76 million and $13 million for the years ended December 31, 2003, 2002 and 2001, respectively. Although we have recorded significant gains from insurance settlements in the past two years, we cannot expect to receive like amounts in future settlements.

Other Environmental Matters

Capital spending for new environmental protection equipment was $18 million in 2003 versus $23 million in 2002 and $26 million in 2001. Spending for 2004 and 2005 is expected to be $21 million and $25 million, respectively. Capital expenditures in this category include projects whose primary purposes are pollution control and safety, as well as environmental aspects of projects in other categories that are intended primarily to improve operations or increase plant efficiency. We expect future capital spending for environmental protection equipment to be consistent with prior-year spending patterns. Capital spending does not include the cost of environmental remediation of waste disposal sites.

The cost of operating and maintaining environmental facilities was $105 million, $101 million and $129 million in 2003, 2002 and 2001 respectively, and was charged against current-year earnings.

Other Litigation

In February 2003, we were served with European Commission Decisions requiring submission to investigations in France and the United Kingdom, a search permit in Japan from the Japanese Fair Trade Commission, an order for the production of records and information in Canada and two grand jury records subpoenas in the United States all relating to a global antitrust investigation of the Plastics Additives industry. We also received a request for information from the Japanese Fair Trade Commission.

The Japanese Fair Trade Commission has initiated proceedings against named Japanese plastics additives producers but did not initiate action against Rohm and Haas. We do not expect further action in the Japanese investigation. We are cooperating fully with all governmental authorities.

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

There has been increased publicity about asbestos liabilities faced by manufacturing companies. In the past, many companies with manufacturing facilities had asbestos on their premises. As a result of the bankruptcy of asbestos producers, plaintiffs’ attorneys are increasing their focus on peripheral defendants, including the company, which had asbestos on its premises. Historically, these premises cases have been dismissed or settled for minimal amounts because of the minimal likelihood of exposure at our facilities. As the asbestos producers are bankrupted, the demands against companies with older manufacturing facilities of any type in the United States, such as the company, are increasing. We have reserved amounts for premises asbestos cases that we currently believe are probable and estimable; we cannot reasonably estimate what our asbestos costs will be if the current situation deteriorates and there is no tort reform.

There are also pending lawsuits filed against Morton related to employee exposure to asbestos at a manufacturing facility in Weeks Island, Louisiana with additional lawsuits expected. We expect that most of these cases will be dismissed because they are barred under worker’s compensation laws; however, cases involving asbestos-caused malignancies may not be barred under Louisiana law. Subsequent to the Morton acquisition, we commissioned medical studies to estimate possible future claims and recorded accruals based on the results. Morton has also been sued in connection with asbestos related matters in the former Friction Division of the former Thiokol Corporation, which merged with Morton in 1982. Settlement amounts to date have been minimal and many cases have closed with no payment. We estimate that all costs associated with future claims, including defense costs, will be well below our insurance limits.

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

Dividends

Total common stock dividends paid in 2003 were $.86 per share, compared to $.82 per share in 2002. Common stock dividends have been paid each year since 1927, and the payout has increased annually at a 10% compound annual growth rate since 1977.

Additions to Land, Building and Equipment

Capital additions were $339 million, $407 million and $401 million in 2003, 2002 and 2001, respectively.

The largest capital project in each of the last three years has been the implementation of Enterprise Resource Planning (ERP) system which we commenced in 2000. Capital additions for this ERP system were: $59 million, $83 million and $72 million in 2003, 2002 and 2001, respectively. Inception-to-date additions for this project were $242 million at December 31, 2003. As of February 2004, we had approximately 85% of the eventual users supported by the new system. By May 2004, we expect to have all our regions and businesses operating on this new platform except for Salt where we are not implementing this system. As of December 31, 2003, we have spent $278 million of the $300 million estimated for this project, and are on track both in terms of budget and timing to complete the implementation by May, 2004. Of the $300 million estimate for the project, approximately $240 million will be capitalized and $60 million expensed.

In addition to the ERP system, significant capital additions include costs for:

2003

(1)  expansions in our Houston, Texas and Villers-Saint-Paul, France plants for the Monomers and Consumer and Industrial Specialties businesses, respectively; (2) equipment purchases for our Electronic Materials segment; and (3) the completion of our Mumbai, India plant.

2002

(1)  the Adhesives and Sealants manufacturing footprint; (2) expansions in our Kankakee, Illinois plant for the Architectural and Functional Coatings business; and (3) the construction of our Mumbai, India plant.

2001

(1)  human resource/payroll system upgrades; and (2) streamlining of the methyl methacrylate facility in Deer Park, Texas.

Expenditures for the past three years, categorized by primary purpose of project, are presented below:

(in millions)	2003	2002	2001

Environmental, cost savings and infrastructure	$190	$195	$193
Capacity additions and new products	63	88	107
ERP infrastructure	59	83	72
Research facilities and equipment	9	21	12
Capitalized interest cost	18	20	17

Total	$339	$407	$401

Spending for environmental protection equipment is included in several of the categories in the table shown above, was $18 million in 2003, $23 million in 2002 and $26 million in 2001. Capital expenditures in 2004 are not expected to exceed depreciation expense.

Acquisitions and Divestitures

We made no significant acquisitions in 2003, but completed the following sale in 2003:

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

In December 2002, we acquired the global plastics additives business of our joint venture partner, Kureha Chemical, for approximately $57 million. Included in the acquisition are the commercial operations throughout the Asia-Pacific region and other areas along with the manufacturing facilities and laboratories in Singapore, as well as technical service laboratories in Beijing. Additionally, we gained full control of manufacturing sites in Singapore and Grangemouth, Scotland, which were sites previously part of the joint venture. The acquisition effectively terminates the joint ventures we had with Kureha Chemical. The purchase price allocation for this acquisition was finalized during 2003.

Working Capital

In 2003, we continued to focus on improving our working capital management. As compared to 2002 days sales outstanding improved by one day and days cost of sales in ending inventory improved by three days.

Details about two major components of working capital at the end of 2003 and 2002 are summarized below:

(in millions)	2003		2002

Inventories
Year-end balance	$821		$765
Annual turnover	5.7	x	5.3	x
Days cost of sales in ending inventory	67		70

Customer receivables
Year-end balance	$1,209		$1,078
Annual turnover	5.6	x	5.4	x
Days sales outstanding	63		64

Land, Building and Equipment, net
Investments in land, buildings and equipment, net is summarized below:

(in millions)	2003		2002

Year-end balance	$2,966		$2,954
Annual turnover	2.2	x	2.0	x

Notes:

•	Annual turnover figures are calculated by dividing annual sales (for customer receivables and land, buildings and equipment, net) or cost of goods sold (for inventories) by the average balance.

•	Days sales outstanding was calculated by dividing ending customer receivables, net by daily sales for the fourth quarter of both years presented.

•	Days cost of sales in ending inventory was calculated by dividing ending inventory by daily cost of sales for the fourth quarter of both years presented. In the fourth quarter of 2003, cost of sales included $49 million of gains from insurance settlements. In the fourth quarter of 2002, cost of sales included $63 million of gains from remediation related adjustments and insurance settlements and $31 million of costs for demolition, dismantlement and other costs associated with restructuring.

Asset Turnover equals sales divided by average year-end assets. Asset turnover was .7 in 2003, .6 in 2002 and .5 in 2001.

Information Systems

The upgrade and consolidation of our global ERP systems infrastructure is nearing completion. Areas of concentration for this system include, finance, human resources, customer relationship management, production scheduling, procurement, maintenance, sales and distribution. We have engaged a consulting firm to help implement the components of the new ERP system. By May 2004, we expect to have all regions and businesses operating on this new system, except for Salt, where we are not implementing this system.

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

Our asset retirement obligations are primarily associated with the following: 1) the capping of certain brine and gas wells used by our Salt segment for the production of various products; and 2) the contractual requirement to remove or dismantle certain leasehold improvements at the end of the lease term.

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

Debt Extinguishment and Lease Accounting

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement amends SFAS No. 13, “Accounting for Leases,” and other existing authoritative pronouncements in order to make various technical corrections, clarify meanings, or describe their applicability under changed conditions and also limits the classification of debt extinguishments as extraordinary items. We adopted this statement effective January 1, 2003. For the years ended December 31, 2002 and 2001, we recorded losses on early extinguishment of debt of $12 million ($8 million after-tax) and $2 million ($1 million after-tax), respectively as an extraordinary item. In accordance with this statement, we have now reclassified the $12 million and $2 million pre-tax loss from extraordinary to continuing operations.

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

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires that a variable interest be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. On February 1, 2003, we adopted FIN 46 for variable interest entities created after January 31, 2003 and it did not have a material impact on our financial statements. In December 2003, the FASB deferred the provisions of FIN 46 for all other variable interest entities until March 31, 2004. We believe that the adoption of this statement will not have a material impact.

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

Cautionary Statements

Any statements we make in our filings with the Securities and Exchange Commission, including this filing, or other communications (including press releases and analyst meetings and calls) that are not statements of historical fact are forward-looking statements. These statements include, without limitation, those relating to anticipated product plans, litigation and environmental matters, currency effects, profitability, and other commitments or goals. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These risks and uncertainties include, but are not limited to, the following:

•	Currencies and Economic Conditions

Approximately 53% of our sales are derived from outside the United States, a significant portion of which are denominated in foreign currencies. Also, significant production facilities are located outside of the United States. Our financial results therefore can be affected by changes in foreign currency rates. We use certain financial instruments to mitigate these effects, but we do not hedge our foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on our earnings, cash flows and fair values of assets and liabilities. Accordingly, reported sales, net earnings, cash flows and fair values have been and in the future may be affected by changes in foreign exchange rates. In addition, because of the extensive nature of our foreign business activities, financial results could be adversely affected by changes in worldwide economic conditions, changes in trade policies or tariffs, changes in interest rates, and political unrest.

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

We have established policies governing our use of derivative instruments. We do not use derivative instruments for trading or speculative purposes, nor are we a party to any leveraged derivative instruments or any instruments of which the fair market values are not available from independent third parties. We manage counter-party risk by entering into derivative contracts only with major financial institutions of investment grade credit rating and by limiting amount of exposure to each financial institution. The terms of certain derivative instruments contain a credit clause where each party has a right to settle at market if the other party is downgraded below investment grade. As of December 31, 2003, the fair market value of all such contracts was $55 million which is carried as an asset on our Consolidated Balance Sheet. All of these contracts were with investment grade financial institutions.

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

Sensitivity analysis is used as a primary tool in evaluating the effects of changes in foreign currency exchange rates, interest rates and commodity prices on our business operations. The analyses quantify the impact of potential changes in these rates and prices on our earnings, cash flows and fair values of assets and liabilities during the forecast period, most commonly within a one-year period. The range of changes used for the purpose of this analysis reflects our view of changes that are reasonably possible over the forecast period. Fair values are the present value of projected future cash flows based on market rates and chosen prices.

Foreign Exchange Rate Risk

Short-term exposures to changing foreign exchange rates are primarily due to operating cash flows denominated in foreign currencies and transactions denominated in non-functional currencies. Known and anticipated exposures are covered by using foreign exchange option, forward and swap contracts. Most significant foreign currency exposures are related to Germany, France, Italy, Netherlands, the United Kingdom, Sweden, Switzerland, Brazil, Mexico, Canada, Japan, Taiwan, China and Australia. We estimate that an instantaneous 10% appreciation or depreciation in all the currencies of these countries from their levels against the dollar as of December 31, 2003, with all other variables held constant, would increase or decrease by $24 million the fair value of foreign currency hedging contracts held at December 31, 2003. This estimate is based on market conditions as of December 31, 2003, without reflecting the effects of underlying anticipated transactions.

Our products are manufactured and sold in a number of locations around the world. We generate revenues and incur costs in a variety of European, Asian and Latin American currencies. Additionally, we finance operations outside of the United States in local currencies. Our diverse base of local currency costs, financings, and foreign exchange option, forward and swap contracts will partially counterbalance the impact of changing foreign currency exchange rates on revenues, earnings, cash flows and fair values of assets and liabilities. Nevertheless, when those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on earnings and cash flows in future periods.

Interest Rate Risk

We are exposed to changes in interest rates primarily due to our financing, investing and cash management activities, which include long- and short-term debt to maintain liquidity and fund business operations. Our current strategic policy is to maintain from 20% to 40% of floating rate debt. A 50 basis point increase in interest rates would reduce the fair value of interest rate sensitive liabilities including short- and long-term debt by $83 million, net of derivative contracts outstanding as of December 31, 2003. A 50 basis point decrease in interest rates will increase the fair value by $110 million. However, such changes in fair values would not have a material impact on our earnings per share or cash flows as the majority of our debt obligations at December 31, 2003 consisted of fixed rate instruments. A 50 basis point movement is equivalent to approximately 10% of the weighted average rate on our worldwide debt.

Commodity Price Risk

We purchase certain raw materials and energy sources such as natural gas, propylene, acetone, butanol and styrene under short- and long-term supply contracts. The purchase prices are generally determined based on prevailing market conditions. Changing raw material and energy prices have historically had material impacts on our earnings and cash flows in the past, and will likely continue to have significant impacts on earnings and cash flows in future periods. Commodity derivative instruments are used to reduce portions of commodity price risks. Assuming a 25% change in the underlying commodity price, the potential change in the fair value of commodity derivative contracts held at December 31, 2003 approximates $7 million.

Item 8. Financial Statements and Supplementary Data

Quarterly Results of Operations (unaudited)

2003 Quarterly Results

	1st	2nd	3rd	4th	Year
(in millions)	Quarter	Quarter	Quarter	Quarter	2003

Net sales	$1,613	$1,570	$1,591	$1,647	$6,421
Gross profit	449	461	467	538	1,915
Provision for restructuring and asset impairments	5	146	5	40	196
Earnings (loss) from continuing operations before cumulative effect of accounting change	82	(3)	100	109	288
Net earnings (loss)	74	(3)	100	109	280
Basic earnings (loss) per share, in dollars (3):
From continuing operations (2)	$.37	$(.02)	$.45	$.49	$1.30
Net earnings (loss)	.33	(.02)	.45	.49	1.26
Diluted earnings (loss) per share, in dollars (3):
From continuing operations (2)	$.37	$(.02)	$.45	$.49	$1.30
Net earnings (loss)	.33	(.02)	.45	.49	1.26
Cash dividends per common share, in dollars	$.21	$.21	$.22	$.22	$.86

Quarterly Results of Operations (unaudited)

2002 Quarterly Results

	1st	2nd	3rd	4th	Year
(in millions)	Quarter (1)	Quarter	Quarter	Quarter	2002

Net sales	$1,381	$1,457	$1,454	$1,435	$5,727
Gross profit	441	479	451	446	1,817
Provision for restructuring and asset impairments	(1)	17	—	161	177
Earnings (loss) from continuing operations before cumulative effect of accounting change (4)	79	92	77	(38)	210
Loss on disposal of discontinued line of business, net of income taxes	—	(3)	(4)	—	(7)
Net earnings (loss)	(694)	89	73	(38)	(570)
Basic earnings (loss) per share, in dollars (3):
From continuing operations (2)	$.36	$.41	$.35	$(.17)	$.95
Net earnings (loss)	(3.15)	.40	.33	(.17)	(2.58)
Diluted earnings (loss) per share, in dollars (3):
From continuing operations (2)	$.36	$.41	$.35	$(.17)	$.95
Net earnings (loss)	(3.13)	.40	.33	(.17)	(2.57)
Cash dividends per common share, in dollars	$.20	$.20	$.21	$.21	$.82

(1)	Amounts differ from those disclosed in the quarterly report filed on Form 10-Q for the quarter ended March 31, 2002 due to the adoption of SFAS No. 142, which resulted in a cumulative effect of accounting change of $773 million after-tax and a loss per basic share of $3.50 and a loss per diluted share of $3.49.

(2)	Before cumulative effect of accounting change.

(3)	Earnings (loss) per share for the year may not equal the sum of quarterly earnings (loss) per share due to changes in weighted average share calculations.

(4)	In accordance with the SFAS No. 145, “Rescission of FASB Statements No. 4, 44 , and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” 2002 earnings from continuing operations now reflect losses on early extinguishment of debt, previously reported below continuing operations as extraordinary items.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No reports on Form 8-K were filed during 2003 or 2002 relating to any disagreements with accountants on accounting and financial disclosures.

Item 9A. Controls and Procedures

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

As of December 31, 2003, our Chairman of the Board and Chief Executive Officer and our Vice President and Chief Financial Officer, together with management, conducted an evaluation of the effectiveness of the company’s disclosure controls and procedures pursuant to Rule 13a-14 ( c ) and 15d-14 ( c ) of the Exchange Act. Based on that evaluation, our Chairman of the Board and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Our Chief Executive Officer and Chief Financial Officer have signed their certifications as required by the Sarbanes-Oxley Act of 2002.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

The information called for by Item 10 of this Form 10-K report for the fiscal year ended December 31, 2003 has been omitted, except for the information presented below, since we will file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14(a) under the Securities Exchange Act of 1934.

DIRECTORS

William J. Avery, formerly Chairman, Chief Executive Officer and Director of Crown, Cork & Seal Company, Inc. 1990 until his retirement in 2001. Mr. Avery, 63, has been a director since 1997. Mr. Avery also is a director of the Lincoln Financial Group. (Committees: 1, 2, 4)

J. Michael Fitzpatrick, President and Chief Operating Officer, Rohm and Haas Company, 1999 to present; previously, Chief Technology Officer, Rohm and Haas Company, 1996 to 1998, Vice President, Rohm and Haas Company, 1993 to 1998. Dr. Fitzpatrick, 57, has been a director since 1999. Dr. Fitzpatrick also is a director of Carpenter Technology Corporation and McCormick & Company, Inc. (Committees: 2, 5)

Earl G. Graves, Sr., Chairman and Chief Executive Officer, Earl G. Graves, Ltd., 1972 to present; Publisher and Editor, Black Enterprise Magazine, 1970 to present; retired Chairman and Chief Executive Officer, Pepsi-Cola of Washington D.C., L.P.; Managing Director, Black Enterprise/Greenwich Street Corporate Growth Partners, L.P. Mr. Graves, 69, has been a director since 1984. Mr. Graves also is a director of Aetna, Inc.; AMR Corporation and its subsidiary, American Airlines, Inc.; DaimlerChrysler AG; and Federated Department Stores Inc. (Committees: 4, 5)

Raj L. Gupta, Chairman and Chief Executive Officer, Rohm and Haas Company, 1999 to present; previously, Vice Chairman, Rohm and Haas Company, 1999; Vice President and Regional Director of the Asia-Pacific Region, Rohm and Haas Company, 1993 to 1998. Mr. Gupta, 58, has been a director since 1999. Mr. Gupta also is a director of Agere Systems and The Vanguard Group. (Committees: 2 (chair))

David W. Haas, Chairman and Director, The William Penn Foundation, 1998 to present; previously, Vice-Chairman, The William Penn Foundation, 1996 to 1998. Mr. Haas, 48, has been a director since 1999. He is a cousin of Thomas W. Haas. (Committees: 4, 5)

Thomas W. Haas, Director and Corporate Officer, The William Penn Foundation; pilot and flight instructor. Mr. Haas, 48, has been a director since 1999. He is a cousin of David W. Haas. (Committees: 3, 4)

James A. Henderson, formerly Chairman, Chief Executive Officer and Director, Cummins Engine Company, Inc., 1995 until his retirement in 1999. Mr. Henderson, 69, has been a director since 1989. Mr. Henderson also is a director of International Paper Company; Nanophase Technologies Corporation; Ryerson Tull, Inc.; and SBC Communications, Inc. (Committees: 3 (Chair), 4)

Richard L. Keyser, Chairman of the Board and Chief Executive Officer, W.W. Grainger, Inc., 1997 to present. Mr. Keyser, 61, has been a director since 1999. Mr. Keyser also is a director of The Principal Financial Group. (Committees: 2, 3, 4)

John H. McArthur, Senior Advisor to the President, World Bank Group, 1996 to present; Dean Emeritus, Harvard Business School, Harvard University, 1995 to present; previously, Dean, Harvard Business School, Harvard University, retired 1995. Mr. McArthur, 70, has been a director since 1977. Mr. McArthur also is a director of AES Corporation; BCE, Inc.; BCE Emergis; Bell Canada; Cabot Corporation; GlaxoSmithKline Plc.; HCA Inc.; Koc Holdings, A.S.; and Telsat Canada. (Committees: 4, 5 (Chair)). Mr. McArthur has attained the age of 70 and in accordance with Rohm and Haas Company’s Corporate Governance Policies and Guidelines, will not stand for re-election to the Board.

Jorge P. Montoya, President, Global Snacks & Beverage, The Procter and Gamble Company and President, Procter and Gamble Latin America, 1999 to present; previously, Executive Vice President and President for Latin America, Procter and Gamble Company, 1995 to 1999. Mr. Montoya, 57, has been a director since 1996. (Committees: 3, 4)

Sandra O. Moose, President, Strategic Advisory Services, 2004; formerly Senior Vice President and Director, The Boston Consulting Group, Inc., 1989 until her retirement in 2003. Dr. Moose, 62, has been a director since 1981. Dr. Moose also is a director of CDC-NVEST Funds and Verizon Communications. (Committees: 1, 2, 4 (chair))

Gilbert S. Omenn, Professor of Internal Medicine, Human Genetics and Public Health, University of Michigan, 2002 to present; previously, Executive Vice President for Medical Affairs, University of Michigan, and Chief Executive Officer, The University of Michigan Health System, 1997 to 2002. Dr. Omenn, 62, has been a director since 1987. Dr. Omenn also is a director of Amgen, Inc. (Committees: 4, 5)

Ronaldo H. Schmitz, Member of the Executive Board, Deutsche Bank AG, 1991 until retirement in 2000. Dr. Schmitz, 65, has been a director since 1992. Dr. Schmitz also is a director of Cabot Corporation; GlaxoSmithKline Plc.; and the Legal and General Group Plc. (Committees: 1 (Chair), 4)

Marna C. Whittington, President and Chief Executive Officer, Nicholas-Applegate Capital Management, 2001 to present, and Chief Operating Officer, Allianz Dresdner Asset Management, 2002 to present; formerly, Chief Operating Officer, Morgan Stanley Investment Management, 1996 until her retirement in 2001. Dr. Whittington, 56, has been a director since 1989. Dr. Whittington also is a director of Federated Department Stores. (Committees: 1, 2, 4)

Committees:

1.	Audit

2.	Executive

3.	Executive Compensation

4.	Nominating

5.	Sustainable Development

EXECUTIVE OFFICERS

Our executive officers along with their present position, offices held and activities during the past five years, are presented below. All officers normally are elected annually and serve at the pleasure of the Board of Directors.

Alan E. Barton, 48, Vice-President, Business Group Director, Coatings, Business Unit Director, Architectural Functional Coatings, 2001 to present; Vice-President, Business Unit Director, Coatings, Performance Polymers, 1999 to 2001; Worldwide Business Director, Polymers and Resins, 1997 to 1999; Business Manager, North America, and Worldwide Business Director, Industrial Coatings, 1996 to 1997.

Pierre R. Brondeau, 46, Vice-President, Business Group Executive, Electronic Materials; President and Chief Executive Officer, Rohm and Haas Electronic Materials LLC and Regional Director, Europe, 2003 to present; Vice-President, Business Group Director, Electronic Materials, President and Chief Executive Officer, Shipley Company, LLC, 1999 to 2003; President and Chief Operating Officer, Shipley Company, LLC, 1998 to 1999; Vice-President, Operations and Technology, Shipley Company, LLC, 1997; Director, Research, Sales and Marketing, Shipley Company, LLC, 1995 to 1996.

Jacques M. Croisetiere, 50, Vice-President and Chief Financial Officer, 2003 to present; Vice-President, Business Unit Director, Inorganic Specialty Solutions, Regional Director, European, 2001 to 2003, Vice-President, Business Unit Director, Ion Exchange Resins, 1999 to 2001. Previously, Vice-President and General Manager, Plastics Additives, Biocides and Sealants, Morton International, Inc.,1998 to 1999; Vice-President, Finance and Administration, Automotive Safety Product Division, Morton International, Inc., 1996 to 1998.

J. Michael Fitzpatrick, 57, President, Chief Operating Officer and Director, 1999 to present; Vice-President, Chief Technology Officer, 1996 to 1998.

Joseph J. Forish, 51, Vice-President, Director of Human Resources, 1999 to present. Previously, Vice-President of Human Resources for a division of Bristol-Myers Squibb Corporation, 1989 to 1999.

Raj L. Gupta, 58, Chairman, Chief Executive Officer and Director, 1999 to present; Vice-Chairman, 1999; Vice-President and Regional Director, Asia-Pacific Region, 1993-1998.

Robert A. Lonergan, 58, Vice-President, General Counsel and Corporate Secretary, 2002 to present; Vice-President and General Counsel, 1999 to present. Previously, Senior Vice-President, General Counsel and Secretary, Pegasus Gold, Inc., 1995-1999.

Item 11. Executive Compensation

The information called for by Item 11 of this Form 10-K report for the fiscal year ended December 31, 2003, has been omitted since the Company will file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14(a) under the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The security ownership of certain beneficial owners and management is incorporated in this Form 10-K by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission.

Equity Compensation Plan Information

Securities authorized for issuance under equity compensation plans as of December 31, 2003:

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))
(in thousands)	(a)	(b)	(c)

Equity compensation plans approved by security holders	11,456	$34.18	8,171
Equity compensation plans not approved by security holders (1)	232	—	596

Total	11,688	$34.18	8,767

(1)  Includes shares available for issuance under: the 1997 Non-Employee Directors’ Stock Plan and the Rohm and Haas Company Non-Qualified Savings Plan. The material features of these plans are described in Note 23: Stock Compensation Plans of the accompanying Notes to Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions

Rohm and Haas Company has no related party transactions as defined by Item 404 of Regulation S-K.

Item 14. Principal Accountant Fees and Services

The information on principal accountant fees and services is incorporated in this Form 10-K by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed as part of this report:

1.	Financial Statements

The financial statements as set forth under Item 8 of this report on Form 10-K are incorporated herein

2.	Financial Statement Schedule

The following supplementary financial information is filed in this Form 10-K:

Page

Financial Statement Schedule

II - Valuation and qualifying accounts for the years 2003, 2002 and 2001	S-1

The schedules not included herein are omitted because they are not applicable or the required information is presented in the financial statements or related notes.

(b)	Reports on 8-K

On October 29, 2003, we furnished a Current Report on Form 8-K that included a press release issued on October 29, 2003, announcing the third quarter 2003 results.

(c)	Exhibit listing

EXHIBIT
NUMBER	DESCRIPTION

3.01	Certificate of Incorporation of Rohm and Haas Company (incorporated by reference to Exhibit 3 to Rohm and Haas Company’s report on Form 10-K/A filed March 29, 2001 (the “2000 10-K/A”))

3.02	Bylaws of Rohm and Haas Company (incorporated by reference from Exhibit 3 to Rohm and Haas Company’s report on Form 10-Q filed May 5, 2002)

4.01	Description of Rohm and Haas Common Stock (incorporated by reference to Item 5 of Rohm and Haas Company’s report on Form 10-Q filed September 30, 1996)

4.02	Indenture, dated as of June 1, 1990, between Morton International, Inc. and Continental Bank, National Association, as Trustee (incorporated by reference from Exhibit 4(c) to Morton International, Inc.’s Registration Statement on Form S-1 filed May 9, 1990)

4.03	Indenture, dated as of May 1, 1992, between Rohm and Haas Company and Wachovia Bank, N.A., successor in interest to CoreStates Bank, N.A. (formerly, The Philadelphia National Bank), as Trustee (incorporated by reference from Exhibit 4 to Rohm and Haas Company’s report on Form 10-K filed March 29, 1993)

4.04	First Supplemental Indenture, dated as of April 28, 1997, among Morton International, Inc., New Morton International, Inc., and First Trust, National Association, as Trustee (incorporated by reference from Exhibit 10.01 to New Morton International, Inc.’s current report on Form 8-K dated May 2, 1997)

4.05	Indenture, dated as of July 1, 1999, between Rohm and Haas Company and Chase Manhattan Trust Company, National Association, as Trustee (incorporated by reference from Exhibit 4.1 to Rohm and Haas Company’s Registration Statement on Form S-4 filed July 30, 1999)

4.06	Rights Agreement, dated as of October 26, 2000, between Rohm and Haas Company and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference from Exhibit 4 to Rohm and Haas Company’s Registration Statement on Form 8-A dated October 26, 2000)

4.07	Certificate of Designation of Series A Junior Participating Preferred Stock of Rohm and Haas Company dated October 31, 2000 (incorporated by reference from Exhibit 4 to the 2000 10-K/A)

10.01*	1997 Non-Employee Director’s Stock Plan (incorporated by reference from Exhibit 10.2 to Rohm and Haas Company’s report on Form 10-K filed March 21, 1997)

10.02*	Amended and Restated Rohm and Haas Stock Plan (incorporated by reference from Appendix C to Rohm and Haas Company’s Definitive Proxy Statement on Schedule 14A filed March 26, 2001)

10.03*	Form of Continuity Agreement, dated as of July 1, 2001, between Rohm and Haas Company and key executives (incorporated by reference from Exhibit 10 to Rohm and Haas Company’s report on Form 10-Q filed August 14, 2001)

10.04*	Rohm and Haas Company Non-Qualified Savings Plan, as Amended and Restated effective January 1, 2003

10.05*	2000 Rohm and Haas Company Long-Term Bonus Plan (incorporated by reference from Annex A to Rohm and Haas Company’s Definitive Proxy Statement on Schedule 14A filed March 27, 2000)

12.01	Statements regarding Computation of Ratios of Rohm and Haas Company

21.01	Subsidiaries of Rohm and Haas Company

23.01	Consent of PricewaterhouseCoopers LLP

31.01	Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.02	Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32.01	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The exhibit attached to this Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the Exchange Act) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

*Management contract or compensatory plan or arrangement filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

SHAREHOLDER INFORMATION

Stock Exchange Listing

Rohm and Haas stock trades on the New York Stock Exchange under the trading symbol “ROH.”

Transfer Agent and Registrar
EquiServe Trust Company, N.A.
P.O. Box 43010
Providence, RI 02940-3010

Annual Meeting of Shareholders

Rohm and Haas Company’s Annual Meeting of Shareholders will be held on May 3, 2004 at the Chemical Heritage Foundation, 315 Chestnut Street, Philadelphia, PA 19106. Formal notice of the meeting, the proxy statement and form of proxy will be mailed to current shareholders on or about March 22, 2004.

Independent Auditors
PricewaterhouseCoopers LLP
Two Commerce Square
2001 Market Street
Suite 1700
Philadelphia, PA USA 19103
(267) 330-3000

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Rohm and Haas Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Jacques M. Croisetiere

Jacques M. Croisetiere
Vice President and Chief Financial Officer

March 8, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 8, 2004 by the following persons on behalf of the registrant and in the capacities indicated.

Signature and Title	Signature and Title

/s/ Raj L. Gupta Raj L. Gupta Director, Chairman of the Board and Chief Executive Officer	/s/ Richard L. Keyser Richard L. Keyser Director

/s/ William J. Avery William J. Avery Director	/s/ John H. McArthur John H. McArthur Director

/s/ J. Michael Fitzpatrick J. Michael Fitzpatrick Director	/s/ Jorge P. Montoya Jorge P. Montoya Director

/s/ Earl G. Graves Earl G. Graves Director	/s/ Sandra O. Moose Sandra O. Moose Director

/s/ David W. Haas David W. Haas Director	/s/ Gilbert S. Omenn Gilbert S. Omenn Director

/s/ Thomas W. Haas Thomas W. Haas Director	/s/ Ronaldo H. Schmitz Ronaldo H. Schmitz Director

/s/ James A. Henderson James A. Henderson Director	/s/ Marna C. Whittington Marna C. Whittington Director

INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

Report of Independent Auditors
To the Board of Directors and Shareholders of Rohm and Haas Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Rohm and Haas Company and its subsidiaries at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index under Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company adopted a new financial accounting standard for goodwill during 2002.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 3, 2004

Rohm and Haas Company and Subsidiaries
Consolidated Statements of Operations

For the years ended December 31, (in millions, except per share amounts)	2003	2002	2001

Net sales	$6,421	$5,727	$5,666
Cost of goods sold	4,506	3,910	4,008

Gross profit	1,915	1,817	1,658
Selling and administrative expense	891	879	861
Research and development expense	238	260	230
Interest expense	126	132	182
Amortization of goodwill and other intangibles	67	69	156
Provision for restructuring and asset impairments	196	177	320
Loss on early extinguishment of debt	4	12	2
Share of affiliate earnings, net	15	15	12
Other income, net	7	5	15

Earnings (loss) from continuing operations before income taxes and cumulative effect of accounting change	415	308	(66)
Income taxes	127	98	5

Earnings (loss) from continuing operations before cumulative effect of accounting change	$288	$210	$(71)

Discontinued operations:
Income from discontinued line of business, net of $25 of income taxes in 2001	—	—	40
Gain (loss) on disposal of discontinued line of business, net of $5, $3 and $251 of income taxes in 2003, 2002 and 2001, respectively	—	(7)	428

Earnings before cumulative effect of accounting change	$288	$203	$397
Cumulative effect of accounting change, net of $3, $57 and $1 of income taxes in 2003, 2002 and 2001, respectively	(8)	(773)	(2)

Net earnings (loss)	$280	$(570)	$395

Basic earnings (loss) per share (in dollars):
From continuing operations	$1.30	$0.95	$(0.32)
From discontinued operations	—	(0.03)	2.12
Cumulative effect of accounting change	(0.04)	(3.50)	(0.01)

Net earnings (loss) per share	$1.26	$(2.58)	$1.79

Diluted earnings (loss) per share (in dollars):
From continuing operations	$1.30	$0.95	$(0.32)
From discontinued operations	—	(0.03)	2.12
Cumulative effect of accounting change	(0.04)	(3.49)	(0.01)

Net earnings (loss) per share	$1.26	$(2.57)	$1.79

Weighted average common shares outstanding - basic:	221.5	220.9	220.2
Weighted average common shares outstanding - diluted:	222.4	221.9	220.2

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Statements of Cash Flows

For the years ended December 31, (in millions)	2003	2002	2001

Cash Flows from Operating Activities
Net earnings (loss)	$280	$(570)	$395
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Income from discontinued line of business, net of income taxes	—	—	(40)
(Gain) loss on disposal of discontinued line of business, net of income taxes	—	7	(428)
Gain on disposal of assets	(5)	—	—
Provision for allowance for doubtful accounts	20	16	25
Provision for restructuring and asset impairments	196	177	320
Depreciation	411	388	406
Amortization of goodwill and other intangibles	67	69	156
Cumulative effect of accounting change, net of income taxes	8	773	2
Changes in assets and liabilities, net of acquisitions and divestitures:
(Decrease) in deferred income taxes	(59)	(57)	(87)
(Increase) decrease in accounts receivable	(104)	52	97
(Increase) decrease in inventories	(17)	(23)	141
(Increase) decrease in prepaid expenses and other assets	(39)	62	(29)
Increase (decrease) in accounts payable and accrued liabilities	64	74	(249)
Increase (decrease) in income taxes payable	78	73	(38)
Other, net	99	(66)	(11)

Net cash provided by continuing operations	999	975	660
Net cash provided by discontinued operations	—	—	44

Net cash provided by operating activities	999	975	704

Cash Flows from Investing Activities
Acquisitions of businesses and affiliates	(21)	(149)	(144)
Proceeds from divested businesses	23	23	834
Proceeds from the sale of land, buildings and equipment	18	—	5
Additions to land, buildings and equipment	(339)	(407)	(401)
Payments for/proceeds from hedge of net investment in foreign subsidiaries	(49)	(22)	18

Net cash provided (used) by investing activities	(368)	(555)	312

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	—	156	—
Repayments of long-term debt	(507)	(152)	(159)
Net change in short-term borrowings	(42)	(34)	(675)
Purchases of treasury shares	(1)	(1)	(1)
Payment of dividends	(191)	(181)	(176)
Other, net	11	(5)	(5)

Net cash used by financing activities	(730)	(217)	(1,016)

Net (decrease) increase in cash and cash equivalents	(99)	203	—
Cash and cash equivalents at the beginning of the year	295	92	92

Cash and cash equivalents at the end of the year	$196	$295	$92

Supplemental Cash Flow Information
Cash paid during the year for:
Interest, net of amounts capitalized	$143	$139	$199
Income taxes, net of refunds received	85	135	239

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Balance Sheets

December 31, (in millions, except share data)	2003	2002

Assets
Cash and cash equivalents	$196	$295
Receivables, net	1,309	1,160
Inventories	821	765
Prepaid expenses and other current assets	201	201

Total current assets	2,527	2,421
Land, buildings and equipment, net of accumulated depreciation	2,966	2,954
Investments in and advances to affiliates	161	170
Goodwill, net of accumulated amortization	1,593	1,617
Other intangible assets, net of accumulated amortization	1,734	1,861
Other assets	464	561

Total Assets	$9,445	$9,584

Liabilities and Stockholders’ Equity
Liabilities
Short-term obligations	$107	$180
Trade and other payables	609	481
Accrued liabilities	781	710
Income taxes payable	300	277

Total current liabilities	1,797	1,648
Long-term debt	2,468	2,872
Employee benefits	635	651
Deferred income taxes	937	1,065
Other liabilities	238	218

Total Liabilities	6,075	6,454

Minority interest	13	11

Commitments and contingencies (Note 25)
Stockholders’ Equity
Preferred stock; par value- $1.00; authorized- 25,000,000 shares;
issued- no shares	—	—
Common stock; par value- $2.50; authorized- 400,000,000 shares;
issued- 242,078,367 shares	605	605
Additional paid-in capital	2,002	1,971
Retained earnings	1,087	994

	3,694	3,570
Treasury stock at cost (2003- 19,624,911 shares;
2002- 20,946,818 shares)	(185)	(200)
ESOP shares (2003- 10,464,850; 2002- 11,100,462)	(100)	(107)
Accumulated other comprehensive loss	(52)	(144)

Total Stockholders’ Equity	3,357	3,119

Total Liabilities and Stockholders’ Equity	$9,445	$9,584

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2003, 2002 and 2001

						Accumulated
		Additional				Other	Total	Total
	Common	Paid-in	Retained	Treasury		Comprehensive	Stockholders’	Comprehensive
(in millions, except per share amounts)	Stock	Capital	Earnings	Stock	ESOP	Income (Loss)	Equity	Income (Loss)

2001
Balance January 1, 2001	$605	$1,956	$1,518	$214	$119	$(93)	$3,653
Net earnings			395					$395
Transition adjustment as of January 1, 2001(*)						6		6
Current period changes in fair value (*)						(2)		(2)
Reclassification to earnings, net (*)						(5)		(5)
Cumulative translation adjustment						(46)		(46)
Minimum pension liability, net of income taxes						(6)		(6)

Total comprehensive income								$342

Common dividends ($.80 per share)			(176)
Tax benefit on ESOP			5
Common stock issued:
Under bonus plan		5		(6)
From ESOP					(6)

Balance December 31, 2001	$605	$1,961	$1,742	$208	$113	$(146)	$3,841

2002
Net loss			(570)					$(570)
Current period changes in fair value (*)						5		5
Reclassification to earnings, net (*)						(6)		(6)
Cumulative translation adjustment						53		53
Minimum pension liability, net of income taxes						(50)		(50)

Total comprehensive loss								$(568)

Common dividends ($.82 per share)			(181)
Tax benefit on ESOP			3
Common stock issued:
Under bonus plan		10		(8)
From ESOP					(6)

Balance December 31, 2002	$605	$1,971	$994	$200	$107	$(144)	$3,119

2003
Net earnings			280					$280
Current period changes in fair value (*)						(5)		(5)
Reclassification to earnings, net (*)						4		4
Cumulative translation adjustment						80		80
Minimum pension liability, net of income taxes						13		13

Total comprehensive income								$372

Common dividends ($.86 per share)			(191)
Tax benefit on ESOP			4
Common stock issued:
Under bonus plan		31		(15)
From ESOP					(7)

Balance December 31, 2003	$605	$2,002	$1,087	$185	$100	$(52)	$3,357

See Notes to Consolidated Financial Statements

* See Note 5 in the Notes to Consolidated Financial Statements for changes within Accumulated Other Comprehensive Income (Loss), due to the use of derivative and non-derivative instruments qualifying as hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization and Summary of Significant Accounting Policies

Nature of Business

Rohm and Haas Company was incorporated in 1917 under the laws of the State of Delaware. Our shares are traded on the New York Stock Exchange under the symbol “ROH.” We are a leading specialty materials company that leverages science and technology in many different forms to design materials and processes that enable the products of our customers to work. We serve many different market places, the largest of which include: construction and building products; electronics; household products and personal care; packaging; food and retail; and automotive. To serve these markets, we operate over 100 manufacturing and 30 research facilities in 27 countries. We have approximately 17,300 employees working for us worldwide.

Use of Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). In accordance with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. Actual results could differ from these estimates if different assumptions are made or if different conditions exist.

Principles of Consolidation

Our consolidated financial statements include the accounts of our company and subsidiaries. We consolidate all entities in which we have a controlling ownership interest. We have no controlling ownership in significant entities that are not consolidated. We have no significant contractual requirements to fund losses of unconsolidated entities.

We use the equity method to account for our investments in companies in which we have the ability to exercise significant influence over operating and financial policies, generally 20-50% owned. Accordingly, our consolidated net earnings or loss include our share of the net earnings or loss of these companies.

We account for our investments in other companies that we do not control and for which we do not have the ability to exercise significant influence, which is generally less than 20%, under the cost method. In accordance with the cost method, the assets are recorded at cost or fair value, as appropriate. All significant intercompany accounts, transactions and unrealized profits and losses are eliminated appropriately in consolidation from our financial results.

Foreign Currency Translation

We translate foreign currency amounts into U.S. dollars in accordance with GAAP. The majority of our operating subsidiaries in regions other than Latin America use the local currency as their functional currency. We translate the assets and liabilities of those entities into U.S. dollars using the appropriate exchange rates. We translate revenues and expenses using the average exchange rates for the reporting period. Translation gains and losses are recorded in accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity.

For entities that continue to use the U.S. dollar as their functional currency, we translate land, buildings and equipment, accumulated depreciation, inventories, goodwill and intangibles, accumulated amortization and minority interest at their respective historical rates of exchange. We translate all other assets and liabilities using the appropriate exchange rates at the end of period. Revenue, cost of goods sold and operating expenses other than depreciation and amortization are translated using the average rates of exchange for the reporting period. Foreign exchange gains and losses, including recognition of open foreign exchange contracts, are charged or credited to income.

Revenue Recognition

We recognize revenue when the earnings process is complete. This occurs when products are shipped to the customer in accordance with the terms of the agreement, title and risk of loss have been transferred, collectibility is probable and pricing is fixed or determinable. Revenues from product sales are recorded net of applicable allowances.

The exception to this practice is for sales made under supplier-owned and managed inventory (SOMI) arrangements. We recognize revenue sold under SOMI arrangements when usage of inventory is reported by the customer, generally on a weekly or monthly basis.

Customer payments received in advance are recorded as deferred revenue and recognized into income upon completion of the earnings process.

We account for cash sales incentives as a reduction to revenue. Non-cash sales incentives, such as product samples are recorded as a charge to cost of goods sold at the time revenue is recorded.

Amounts billed to customers for shipping and handling fees are included in net sales and costs incurred by the company for the delivery of goods are classified as cost of goods sold in the Consolidated Statements of Operations.

Earnings (Loss) Per Share

In accordance with GAAP, we use the weighted-average number of shares outstanding to calculate basic earnings (loss) per share. Diluted earnings (loss) per share includes the dilutive effect of stock-based compensation, such as stock options and restricted stock.

Cash and Cash Equivalents

Cash and cash equivalents include cash, time deposits and readily marketable securities with original maturities of three months or less.

Inventories

Our inventories are stated at the lower of cost or market. Cost of domestic inventory is determined by the last-in, first-out (LIFO) method.

Land, Buildings and Equipment and Accumulated Depreciation

The value of our land, buildings and equipment is carried at cost. These assets are depreciated over their estimated useful lives on straight-line and accelerated methods. Maintenance and repair costs for these assets are charged to earnings as incurred. Replacements and betterment costs are capitalized. The cost and related accumulated depreciation of our assets are removed from the accounting records when they are retired or disposed.

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

Goodwill and Indefinite-Lived Intangible Assets

We consider this to be one of the critical accounting estimates used in the preparation of our consolidated financial statements. We believe the current assumptions and other considerations used to value goodwill and indefinite-lived intangible assets to be appropriate. However, if actual experience differs from the assumptions and considerations used in our analysis, the resulting change could have a material adverse impact on the consolidated results of operations and statement of position.

Prior to 2002, goodwill was amortized on a straight-line basis over periods not greater than 40 years. Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with this statement, as of the effective date we ceased amortization of goodwill and indefinite-lived intangibles and reclassified certain intangible assets, such as workforce, to goodwill. At a minimum, we review the carrying value of goodwill and indefinite-lived intangible assets annually for impairment. If the carrying value cannot support the estimated future cash flows, it is written down to the appropriate fair value.

As a result of our impairment testing in connection with the adoption of SFAS No. 142, a charge of $830 million ($773 million after-tax) was reflected in 2002. In 2003, the annual impairment review was completed as of May 31, 2003, without any additional impairments identified.

Impairment of Long-Lived Assets

We consider this to be one of the critical accounting estimates used in the preparation of our consolidated financial statements. We believe the current assumptions and other considerations used to evaluate the carrying value of long-lived assets to be appropriate. However, if actual experience differs from the assumptions and considerations used in estimating our reserves, the resulting change could have a material adverse impact on the consolidated results of operations and statement of position.

Our long-lived assets include land, buildings, equipment, long-term investments, goodwill, indefinite-lived intangible assets and other intangible assets. Long-lived assets, other than investments, goodwill and indefinite-lived intangible assets, are depreciated over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying value of the asset may not be recoverable. Such circumstances would include items, such as, a significant decrease in the market price of a long-lived asset, a significant adverse change in the manner the asset is being used or planned to be used or in its physical condition or a history of operating or cash flow losses associated with the use of the asset. In addition, changes in the expected useful life of these long-lived assets may also be an impairment indicator. When such events or changes occur, we estimate the fair value of the asset primarily from future cash flows expected to result from the use and, if applicable, the eventual disposition of the assets and compare that to the carrying value of the asset. If the carrying value is greater than the fair value, an impairment loss is recorded. In some circumstances the carrying value may be appropriate; however, the event that triggered the review of the asset may indicate a revision to the service life of the asset. In such cases, we will accelerate depreciation to match the revised useful life of the asset.

The key variables that we must estimate include assumptions regarding sales volume, selling prices, raw material prices, labor and other benefit costs, capital additions and other economic factors. These variables require significant management judgment and include inherent uncertainties since they are forecasting future events. If such assets are considered impaired, an impairment loss is recognized equal to the amount by which the asset’s carrying value exceeds its fair value.

The fair values of our long-term investments are dependent on the financial performance and solvency of the entities in which we invest, as well as volatility inherent in their external markets. In assessing potential impairment for these investments, we will consider these factors as well as the forecasted financial performance of the investment entities. If these forecasts are not met, we may have to record impairment charges.

Research and Development

We expense all research and development costs as incurred.

Litigation and Environmental Contingencies and Reserves

We consider this to be one of the critical accounting estimates used in the preparation of our consolidated financial statements. We believe the current assumptions and other considerations used to value legal and environmental reserves to be appropriate. However, if actual experience differs from the assumptions and considerations used in estimating our reserves, the resulting change could have a material adverse impact on the consolidated results of operations and statement of position.

We are involved in litigation in the ordinary course of business including personal injury, property damage and environmental litigation. Additionally, we are involved in environmental remediation and spend significant amounts for both company-owned and third party locations. We are required to assess these matters to determine if a liability exists. If we believe that a liability is probable and if the loss can be reasonably estimated, we will record a liability on an undiscounted basis. These estimates involve judgments we make after considering a broad range of information, including the claims, demands, settlement offers received from a governmental authority or private party, estimates performed by independent third parties, identification of other responsible parties and an assessment of their ability to contribute and our prior experience. If we believe that no best estimate exists, we accrue the minimum in a range of possible losses. We review these judgments on a quarterly basis and revise our accruals and disclosures as new facts become available. The accruals we record are estimates and may differ materially from the ultimate outcome if our judgment and estimates turn out to be inaccurate.

Income Taxes

We consider this to be one of the critical accounting estimates used in the preparation of our consolidated financial statements. We believe the current assumptions and other considerations used to determine our current year and deferred income tax provisions to be appropriate. However, if actual experience differs from the assumptions and considerations used, the resulting change could have a material adverse impact on the consolidated results of operations and statement of position.

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

Treasury Stock

Treasury stock consists of shares of Rohm and Haas stock that have been issued, but subsequently reacquired. We account for treasury stock purchases under the cost method. In accordance with the cost method, we account for the entire cost of acquiring shares of our stock as treasury stock, which is a contra equity account. When these shares are reissued, we use a LIFO method for determining cost. Proceeds in excess of cost are credited to additional paid-in capital.

Stock-Based Compensation

We have various stock-based compensation plans for directors, executives and employees, which are comprised primarily of restricted stock, restricted stock units and stock option grants. Prior to 2003, we accounted for these plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense was recognized prior to 2003 for stock options.

Effective January 1, 2003, we prospectively adopted the fair value method of recording stock-based compensation as defined in SFAS No. 123, “Accounting for Stock-Based Compensation.” As a result, we began to expense the fair value of stock options awarded to employees after January 1, 2003. The fair value is calculated using the Black-Scholes pricing model as of the grant date and is recorded as compensation expense over the appropriate vesting period, which is typically three years. We also calculate and record the fair value of our restricted stock awards in accordance with SFAS No. 123. Compensation expense is recognized over the vesting period, which is typically five years.

The disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” provide that pro forma net earnings (loss) and net earnings (loss) per share be presented as if the fair value based method had been applied to all awards granted to employees, not just awards granted after the date of adoption. Since we chose the prospective method of expensing stock options, the actual stock-based compensation expense recorded in 2003 is less than the amount calculated for this pro forma disclosure requirement.

(in millions, except per share amounts)	2003	2002	2001

Net earnings (loss), as reported	$280	$(570)	$395
Add: Stock-based employee compensation expense included in reported net earnings (loss), after-tax	7	2	2
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(26)	(23)	(11)

Pro forma net earnings (loss)	$261	$(591)	$386

Net earnings (loss) per share:
Basic, as reported	$1.26	$(2.58)	$1.79

Basic, pro forma	$1.18	$(2.68)	$1.75

Diluted, as reported	$1.26	$(2.57)	$1.79

Diluted, pro forma	$1.17	$(2.66)	$1.75

Accounting for Derivative Instruments and Hedging Activities

We use derivative and non-derivative instruments to manage market risk arising out of changes in interest rates, foreign exchange rates and commodity prices. These instruments are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which we adopted January 1, 2001.

The accounting standards require that all derivative instruments be reported on the balance sheet at their fair values. For derivative instruments designated as fair value hedges, changes in the fair value of the derivative instruments generally offset the changes in fair value of the hedged items in the Consolidated Statements of Operations. For derivative instruments designated as cash flow hedges to reduce the variability of future cash flows related to forecasted transactions, the effective portions of hedges are recorded in accumulated other comprehensive income (loss) until the hedged items are realized and recorded in earnings. When cash flow hedges are terminated early but the underlying hedged forecast transactions are likely to occur, related gains or losses are deferred in accumulated other comprehensive income until the hedged items occur. Any ineffective portions of the hedges are recognized in current period earnings.

Changes in the value of derivative or non-derivative instruments, which are designated as, and meet all of the criteria for, hedges of net investments are recorded in accumulated other comprehensive income (loss) based on changes measured on a spot-to-spot basis of exchange rates. Ineffective portions of net investment hedges are charged to earnings.

Changes in the fair values are immediately recorded in current period earnings if derivative instruments were not designated as hedges or fail to meet the criteria as effective hedges.

Cash flows resulting from our hedging activities are reported under operating activities in our Consolidated Statements of Cash Flows, except for cash flows from derivatives hedges of net investments in foreign subsidiaries, which are reported separately under investing activities.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

Note 2: Acquisitions and Dispositions of Assets

We completed the following significant divestiture activity in 2003:

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

We completed the following significant acquisitions and divestitures in 2001:

In 2001, we increased our ownership in Rodel from 90% to 99% at an additional cost of approximately $80 million. In the second quarter of 2000, we increased our ownership from 48% to approximately 90% at a cost of approximately $200 million. The financial statements reflect allocations of the purchase price amounts based on estimated fair values, and resulted in acquired goodwill of $110 million, which, until the adoption of SFAS No. 142, was amortized on a straight-line basis over 30 years. Prior to March 31, 2000, the investment had been accounted for under the equity method with our share of earnings reported as equity in affiliates. Since the second quarter of 2000, when we significantly increased our ownership interest, we have fully consolidated the results of Rodel’s operations.

On June 1, 2001, we completed the sale of our Agricultural Chemicals business (Ag) to DAS, a wholly-owned subsidiary of the Dow Chemical Company, for approximately $1 billion, subject to a purchase price adjustment. We recorded a gain on the sale in the amount of $679 million pre-tax ($428 million or $1.94 per share, after-tax) in 2001. In 2002, we reduced this gain by approximately $7 million after-tax due to additional working capital adjustments. In February 2003, all remaining working capital disputes with DAS were resolved through binding arbitration. No additional adjustment to the gain is expected. Under the terms of the agreement, the divestiture included fungicides, insecticides, herbicides, trademarks and license to all agricultural uses of the Rohm and Haas biotechnology assets, as well as the agricultural business-related manufacturing sites located in Brazil, Colombia, France and Italy, our share of the Nantong, China joint venture and our assets in Muscatine, Iowa.

The operating results of Ag for 2001 have been reported separately as discontinued operations in the Consolidated Statements of Operations.

Net sales and income from discontinued operations are as follows:

(in millions)	2001

Net sales	$230
Operating income	65
Income tax expense	25
Income from discontinued operations	40

Note 3: Provision for Restructuring and Asset Impairments

(in millions)	2003	2002	2001

Severance and employee benefits	96	17	61
Other, including contract lease termination penalties	4	2	11
Asset impairments, net of gains on sales	96	158	248

Amount changed to earnings	$196	$177	$320

2003

Severance and Employee Benefits

In 2003, we recognized $96 million of severance and associated employee benefit expense, of which $82 million, affecting 1,460 positions in total pertained to current year initiatives. The 2003 initiatives included: $22 million pertaining to a European restructuring initiative which commenced in the second quarter; $25 million associated with the elimination of positions primarily in our North American support services, such as logistics, human resources, procurement and information technology announced in the fourth quarter; and $35 million associated with several smaller reduction in force efforts in all of our businesses throughout the year. In most cases, separated employees were offered early termination benefits. The charge is based on actual amounts paid to employees as well as amounts expected to be paid upon termination. All of these initiatives were designed to address business and infrastructure inefficiencies, reduce redundant costs and reposition our workforce to capitalize on the enhancements made possible by the implementation of our Enterprise Resource Planning system.

Included in the $96 million charge, is $14 million of expense, comprised of a $2 million reversal of charges recorded in 2003 for current year initiatives and $16 million of expense pertaining to prior year initiatives. Changes in estimates are recorded as actual costs are compared to original estimates and reserves are adjusted as expenses are finalized. The changes to prior year initiatives mostly include settlement losses on pension obligations as individual pension liabilities were settled from the pension plan. We recognize pension settlement gains or losses at the time an employee’s individual liability is settled within the pension plan.

As of December 31, 2003, 337 positions of the 1,460 identified have been eliminated. All initiatives will be materially complete within 18 months from the date of implementation. The balance at December 31, 2003, recorded for severance and employee benefits, was included in accrued liabilities in the Consolidated Balance Sheet. A summary of the 2003 initiatives is presented below:

2003 Restructuring Initiatives

				Balance
	2003		Changes to	December 31,
	Expense	Payments	Estimates	2003
(in millions)
Severance and employee benefits	$82	$(15)	$(2)	$65
Contract and lease termination and other costs	2	(1)	—	1

Total	$84	$(16)	$(2)	$66

Asset Impairments

In 2003, we recognized $96 million, net of asset impairment charges. Of the total, $116 million was recognized as asset impairment charges recorded to adjust the carrying value of certain assets to their fair value, which was calculated using cash flow analyses. The largest impairment of approximately $80 million of finite-lived intangible assets related to the Lamineer product line of the Powder Coatings business in the Coatings segment. The remaining charge consisted primarily of $15 million of finite-lived intangible assets and $7 million of net fixed assets associated with our Specialty Magnesia product line in the Performance Chemicals segment, which was acquired from Morton, and $14 million of other building and equipment impairments. Gains on sales of previously impaired assets offset the total impairment charge by $20 million.

2002

Restructuring Expense

In 2002, we recognized $17 million of severance and associated employee benefit expense, of which $31 million pertained to initiatives launched in 2002, affecting 410 positions in total. These initiatives include: $11 million primarily for the closure of two European plants and smaller restructuring initiatives undertaken in several of our businesses. In addition, $20 million was associated with a general reduction in force of over 200 positions throughout various functions of our organization. In most cases, separated employees were offered early termination benefits. The charge was based on actual amounts paid to employees as well as amounts expected to be paid upon termination. Offsetting the 2002 charge was $14 million of income resulting from pension settlement gains associated with individuals terminated from our pension plans and changes to estimates, both of which were in connection with our 2001 repositioning.

As of December 31, 2003, 386 positions of the 410 identified have been eliminated. All initiatives were materially complete, with a majority of December separation expenses to be settled in January, 2004. The balance at December 31, 2003, recorded for severance and employee benefits, was included in accrued liabilities in the Consolidated Balance Sheet. A summary of the 2002 initiatives is presented below:

2002 Restructuring Initiatives

	2002		Balance		Changes to	Balance
	Expense	Payments	Dec. 31, 2002	Payments	Estimates	Dec. 31, 2003
(in millions)
Severance and employee benefit	$31	$(2)	$29	$(39)	$16	$6
Contract and lease termination and other costs	2	(1)	1	(2)	2	1

Total	$33	$(3)	$30	$(41)	$18	$7

Asset Impairments

Of the total 2002 charges, $158 million was non-cash in nature and comprised of asset impairments recorded to reduce the carrying value of certain identified assets to their fair values, which were calculated using cash flow analyses. The largest, single asset write-down was $121 million, recorded to write-down certain long-lived intangible and fixed assets of the Printed Wiring Board business in the Electronic Materials segment. The remaining $37 million of non-cash charges, recorded during 2002, related largely to the closure of two European plants and other building and equipment impairments.

Note 4: Other Income, Net

We recorded other income, net of $7 million, $5 million and $15 million during 2003, 2002 and 2001. The major categories of our other income, net are summarized in the following table:

(in millions)	2003	2002	2001

Royalty income	$19	$15	$13
Foreign exchange gains, net	(1)	3	10
Interest income	5	6	8
Other, net	(16)	(19)	(16)

Total	$7	$5	$15

Note 5: Financial Instruments

We use derivative and non-derivative financial instruments, under established policies, to manage market risk arising out of changing foreign exchange rates, interest rates and commodity prices, which have a material impact on our earnings, cash flows and fair values of assets and liabilities. We do not use derivative instruments for trading or speculative purposes. Our policies also prohibit us from entering into leveraged derivative instruments and instruments that cannot be valued by independent third parties. We manage counter-party risk by diversifying trading among major financial institutions with investment grade credit ratings and by limiting our dependence upon each institution consistent with our assessment of credit quality.

With the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended as of January 1, 2001, we recorded a $6 million after-tax cumulative income effect to accumulated other comprehensive income (loss) and a charge to net earnings of $2 million, to recognize at fair value all derivative instruments.

Currency Hedges

We enter into foreign exchange option and forward contracts in order to reduce the risk associated with variability in our operating results from foreign-currency-denominated cash flows. These contracts are designated as foreign currency cash flow hedges covering portions of our twelve month forecasted cash flows. The table below summarizes by currency the notional value of foreign currency cash flow hedging contracts in U.S. dollars outstanding at each balance sheet date:

(in millions)	2003	2002

Euro	$175	$146
Japanese yen	19	21
Australian dollar	10	7
Other	2	3

Total	$206	$177

These contracts mature when the underlying cash flows being hedged are forecasted to be realized. Because the option and forward contracts are considered highly effective hedges, the cash value less cost will be reflected in earnings at maturity. All contracts are marked-to-market at each balance sheet date with changes in fair value prior to maturity recorded in accumulated other comprehensive income (loss). For the years ended December 31, 2003 and 2002, these contracts decreased in value resulting in a $5 million and $4 million accumulated after-tax loss which is recorded in accumulated other comprehensive income (loss). For the years ended December 31, 2003 and 2002, an after-tax loss of $8 million and an after-tax gain of $4 million, respectively, were recorded in earnings related to foreign currency cash flow hedging contracts which matured during the respective periods. Changing market conditions will impact the actual amounts recorded to earnings during the following twelve-month periods. Both the effective and ineffective portions of cash flow hedges recorded in the Consolidated Statements of Operations are classified in other income, net.

Period changes, net of income tax, within accumulated other comprehensive income (loss), due to the use of foreign currency cash flow hedges, are reconciled as follows:

     Currency Cash Flow Hedges

	Within
	Accumulated Other	Within Net
	Comprehensive	Earnings
(in millions)	Income/(Loss)	Income/(Loss)

Balance as of January 1, 2002	$3
Changes in fair value	(3)
Reclassification to earnings, net	(4)	$4

Balance as of December 31, 2002	$(4)
Changes in fair value	(9)
Reclassification to earnings, net	8	$(8)

Balance as of December 31, 2003	$(5)

We contract with counter-parties to buy and sell foreign currency to offset the impact of exchange rate changes on recognized assets and liabilities denominated in non-functional currencies, including intercompany loans. These contracts generally require exchange of one foreign currency for another at a fixed rate at a future date. These contracts are designated as foreign currency fair value hedges with maturities generally less than twelve months. All contracts are marked-to-market at each balance sheet date with changes in fair value recorded in other income, net. For the years ended December 31, 2003 and 2002, after-tax gains of $13 million and $6 million, respectively, were recorded in earnings for foreign currency fair value hedges.

The following table sets forth the foreign currency fair value hedges outstanding at each balance sheet date:

(in millions - U.S. dollars)
Buy Currency	Sell Currency	2003	2002

U.S. dollar	Euro	$286	$94
Euro	U.S. dollar	108	100
Euro	Japanese yen	56	39
Swiss franc	Euro	46	28
Euro	Singapore dollar	39	—
Euro	Canadian dollar	32	51
Euro	British pound	31	65
British pound	Euro	28	12
U.S. dollar	Japanese yen	25	24
Japanese yen	Euro	15	—
Euro	Swedish krona	11	13
Japanese yen	Indian rupee	11	—
Euro	South African rand	6	—
Swedish krona	Euro	5	6
U.S. dollar	Brazilian real	—	10
Canadian dollar	Euro	—	6
Other	Other	5	9

Total		$704	$457

We utilize foreign exchange forward and currency collar contracts together with non-dollar borrowings to hedge the foreign currency exposures of our net investments in foreign operating units in Europe and Japan. These derivative instruments and non-dollar borrowings are designated as hedges of net investments. Accordingly, the effective portions of foreign exchange gains or losses on these hedges are recorded as part of the cumulative translation adjustment, which is part of accumulated other comprehensive income (loss). At December 31, 2003 and 2002, $122 million and $48 million in after-tax losses, respectively, were recorded in cumulative translation adjustment representing the effective portions of foreign exchange losses on these hedges. Of those amounts, $60 million and $39 million in after-tax losses at December 31, 2003 and 2002 were related to short-term Euro and long-term Japanese yen borrowings and the remainder were related to exchange forward and currency collar contracts in these currencies.

Total derivative and non-functional currency liabilities designated as hedges of net investments outstanding at December 31, 2003 were $517 million compared to $834 million outstanding at December 31, 2002. The following table sets forth the derivative and non-derivative positions designated as hedges of net investments outstanding at December 31, 2003 and 2002:

	2003		2002

(in millions)	Derivative	Non-derivative	Derivative	Non-derivative

Euro	$257	$—	$444	$158
Japanese yen	73	187	63	169

Total	$330	$187	$507	$327

Included in other comprehensive income as cumulative translation adjustment for the years ended December 31, 2003 and 2002 were gains of $80 million and $53 million, respectively, net of hedge losses. The reconciliation within cumulative translation adjustment is provided as follows:

Gains/(Losses)

		Foreign
		Currency
		Translation	Cumulative
	Hedges of Net	Impact on Net	Translation
(in millions)	Investment	Investment	Adjustment

Balance as of January 1, 2002	$38	$(158)	$(120)
Changes in fair value	(86)	139	53

Balance as of December 31, 2002	$(48)	$(19)	$(67)
Changes in fair value	(74)	154	80

Balance as of December 31, 2003	$(122)	$135	$13

The amounts that are considered ineffective on these net investment hedges were recorded in interest expense. Interest expense was decreased by $1 million for the year ended December 31, 2003 while increased by $1 million for 2002.

Commodity Hedges

We use commodity swap, option, and collar contracts to reduce the effects of changing raw material prices. These contracts are designated and accounted for as cash flow hedges. The following table sets forth the notional value of commodity hedges outstanding at December 31, 2003 and 2002:

(in millions)	2003	2002

Natural gas	$31	$30
Propylene	—	11
Ethylene	—	8

Total	$31	$49

Included in accumulated other comprehensive income (loss) at December 31, 2003 and 2002 is a $2 million after-tax gain, which represents the accumulated market value changes in those outstanding commodity swap, option, and collar contracts. These contracts are considered highly effective as hedges and will mature consistent with our purchases of the underlying commodities during the following twenty four month period. The actual amounts to be charged to earnings when these contracts mature will depend upon spot market prices when these contracts mature. For the years ended December 31, 2003 and 2002, $5 million and $3 million in gains, respectively, were recorded as components of costs of goods sold with the related tax effect recorded in tax expense with respect to those commodity swap, option and collar contracts maturing during the same periods.

Period changes, net of income tax, within accumulated other comprehensive income (loss), due to the use of commodity cash flow hedges, are reconciled as follows:

Commodity Cash Flow Hedges

	Within
	Accumulated Other
	Comprehensive	Within Net
(in millions)	Income/(Loss)	Earnings/(Loss)

Balance as of January 1, 2002	$(4)
Changes in fair value	8
Reclassification to earnings, net	(2)	$2

Balance as of December 31, 2002	$2
Changes in fair value	4
Reclassification to earnings, net	(4)	$4

Balance as of December 31, 2003	$2

Interest Rate Hedges

We use interest swap agreements to maintain a desired level of floating rate debt. In 2001, we entered into interest rate swap agreements with a notional value of $950 million, which converted the fixed rate components of the $451 million notes due July 15, 2004 and the $500 million notes due July 15, 2009 to a floating rate based on three-month LIBOR. During October 2003, we entered into additional interest rate swap agreements with notional value totaling 200 million Euro, which converted the fixed rate components of 400 million Euro notes due March 9, 2007 to a floating rate based on six-month EURIBOR.

During December 2003, we redeemed $451 million notes which were originally due on July 15, 2004 (see Note 17: Long-Term Debt and Other Financing Arrangements) and terminated the related interest rate swap agreements with a $450 million notional value. The $10 million cash received upon termination of these interest rate swap agreements was used to fund the premium required to redeem the notes.

The $500 million notional value interest rate swap agreements maturing in 2009 and 50 million Euro interest rate swap agreements maturing in 2007 contain credit clauses where each counter-party has a right to settle at market price if the other party is downgraded below investment grade. The interest rate swap agreements are designated and accounted for as fair value hedges. The changes in fair values of interest rate swap agreements are marked-to-market through income together with the offsetting changes in fair value of the underlying notes using the short cut method of measuring effectiveness. As a result, the carrying amounts of these notes increased in net by $55 million and $94 million at December 31, 2003 and 2002 while the fair value of swaps was reported as other assets in the same amount. The swap agreements reduced interest expense by $42 million and $36 million for the years ended December 31, 2003 and 2002, respectively.

As of December 31, 2003 and 2002, we maintained hedge positions of immaterial amounts that were effective as hedges from an economic perspective but did not qualify for hedge accounting under SFAS No. 133, as amended. Such hedges consisted primarily of emerging market foreign currency option and forward contracts, and have been marked-to-market through income, with an immaterial impact on earnings.

The fair value of financial instruments was estimated based on the following methods and assumptions:

Cash and cash equivalents, accounts receivable, accounts payable and notes payable — the carrying amount approximates fair value due to the short maturity of these instruments.

Short and long-term debt – quoted market prices for the same or similar issues at current rates offered to us for debt with the same or similar remaining maturities and terms.

Interest rate swap agreements – market prices of the same or similar agreements quoted as of the balance sheet date.

Foreign currency option contracts – Black-Scholes calculation using market data as of the balance sheet date.

Foreign currency forward and swap agreements – Application of market data as of the balance sheet date to contract terms.

Commodity swap, option and collar contracts – Counter-party quotes as of the balance sheet date.

The carrying amounts and fair values of material financial instruments at December 31, 2003 and 2002 are as follows:

Asset/(Liability)

	2003		2002

	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value

Short-term debt	$(107)	$(107)	$(180)	$(180)
Long-term debt	(2,468)	(2,791)	(2,872)	(3,310)
Interest rate swap agreements	55	55	94	94
Foreign currency options	1	1	3	3
Foreign exchange forward and swap contracts	(2)	(2)	(28)	(28)
Natural gas swap agreements	3	3	2	2
Natural gas option and collar agreements	1	1	1	1
Ethylene and propylene swap agreements	—	—	1	1

Note 6: Income Taxes

Earnings (loss) from continuing operations before income taxes and cumulative effect of accounting change earned within or outside the United States from continuing operations are shown below:

(in millions)	2003	2002	2001

United States
Parent and Subsidiaries	$205	$149	$(179)
Affiliates	1	4	3
Foreign
Subsidiaries	195	144	101
Affiliates	14	11	9

Earnings (loss) from continuing operations before income taxes and cumulative effect of accounting change	$415	$308	$(66)

The provision for income taxes from continuing operations before cumulative effect of accounting change is composed of:

(in millions)	2003	2002	2001

Income taxes on U.S. earnings
Federal:
Current	$121	$72	$31
Deferred	(69)	(34)	(69)

	52	38	(38)
State and other	4	5	3

Total taxes on U.S. earnings	56	43	(35)

Taxes on foreign earnings
Current	49	41	48
Deferred	22	14	(8)

Total taxes on foreign earnings	71	55	40

Total Income Taxes	$127	$98	$5

The provision for income taxes attributable to items other than continuing operations is shown below:

(in millions)	2003	2002	2001

Income from discontinued line of business	$—	$—	$25
Gain (loss) on disposal of discontinued line of business	(5)	(3)	251
Cumulative effect of accounting change	(3)	(57)	(1)

Deferred income taxes reflect temporary differences between the valuation of assets and liabilities for financial and tax reporting. Details at December 31, 2003 and 2002 were:

(in millions)	2003	2002

Deferred tax assets related to:
Compensation and benefit programs	$342	$314
Asset impairments and restructuring reserves	23	61
Accruals for waste disposal site remediation	22	30
All other	118	87

Total deferred tax assets	505	492

Deferred tax liabilities related to:
Intangible assets	573	626
Tax depreciation in excess of book depreciation	485	472
Pension	155	177
All other	134	143

Total deferred tax liabilities	1,347	1,418

Net deferred tax liability	$842	$926

Deferred taxes, which are classified into a net current and non-current balance by tax jurisdiction, are presented in the balance sheet as follows:

(in millions)	2003	2002

Prepaid expenses and other current assets	$95	$139
Deferred income taxes	937	1,065

Net deferred tax liability	$842	$926

The effective tax rate on pre-tax income differs from the U.S. statutory tax rate due to the following:

	2003	2002	2001

Statutory tax rate	35.0%	35.0%	(35.0)%
U.S. tax credits	(3.0)	(3.8)	(14.7)
Depletion	(1.3)	(1.8)	(9.8)
Non-deductible restructuring and asset impairments	(0.4)	0.6	33.0
Amortization of non-deductible goodwill	—	—	35.0
Other, net	0.3	1.9	0.9

Effective tax rate	30.6%	31.9%	9.4%

At December 31, 2003 and 2002, we provided deferred income taxes for the assumed repatriation of all unremitted foreign earnings.

Note 7: Segment Information

We operate six business segments: Coatings, Adhesives and Sealants, Electronic Materials, Performance Chemicals, Salt and Monomers as described below. The Coatings, Electronic Materials and Performance Chemicals business segments aggregate operating segments.

•	Coatings

This segment is comprised of three businesses: Architectural and Functional Coatings; Powder Coatings; and Automotive Coatings. Architectural and Functional Coatings produces acrylic emulsions and additives that are used to make industrial and decorative coatings, varnishes and specialty finishes. This segment also offers products that serve a wide variety of coatings to: industrial markets for use on metal, wood and in traffic paint; the building industry for use in roofing materials, insulation and cement markets; and consumer markets for use in paper, textiles and non-woven fibers, graphic arts and leather markets. Automotive Coatings formulates and manufactures decorative and functional coatings for plastic automotive parts such as bumper covers and interior and exterior trim of cars and trucks. Powder Coatings produces a comprehensive line of powder coatings that are sprayed onto consumer and industrial products and parts in a solid form. Our powder coatings are used on a wide variety of products, ranging from door handles to patio and deck furniture, to windshield wipers, televisions and industrial shelving.

•	Adhesives and Sealants

The Adhesives and Sealants segment provides a vast array of formulated, value adding products derived from a broad range of technologies including our world class acrylic technology. This segment offers various products including packaging adhesives, pressure sensitive and construction adhesives and transportation adhesives based on numerous chemistries and technologies.

•	Electronic Materials

This segment provides cutting-edge technology for use in telecommunications, consumer electronics and household appliances. The Printed Wiring Board business develops and delivers the technology, materials and fabrication services for increasingly powerful, high-density printed wiring boards in computers, cell phones, automobiles and many other electronic devices today. Our Electronic and Industrial Finishing business develops and delivers innovative materials and processes that boost the performance of a diverse range of electronic, optoelectronic and industrial packaging and finishing applications. Microelectronics develops and supplies integrated products and technologies on a global basis enabling our customers to drive leading edge semiconductor design to boost performance of semiconductor devices powered by smaller and faster chips. This business also develops and delivers materials used for chemical mechanical polishing (CMP), the process used to create the flawless surfaces required to make faster and more powerful integrated circuits and electronic substrates.

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

Some of the most recognized consumer brand names and product symbols are found here, including the leading brand of table salt in the United States – Morton Salt, with its little Umbrella Girl, and Windsor Salt, Canada’s leading brand. Even though the consumer salt business is best known, this segment extends well beyond this market and includes salt used for water conditioning, ice control, food processing, chemical/industrial use and agricultural use.

•	Monomers

This segment produces methyl methacrylate, acrylic acid and associated esters as well as specialty monomer products. Monomers serve as the building block for many of the acrylic technologies in our other business segments and are sold externally for applications such as superabsorbent polymers and acrylic sheet.

The table below presents net sales by business segment. Segment eliminations are presented for intercompany sales between segments.

(in millions)	2003	2002	2001

Coatings	$2,135	$1,866	$1,753
Adhesives and Sealants	632	592	661
Electronic Materials	1,079	987	942
Performance Chemicals	1,382	1,217	1,204
Salt	801	706	749
Monomers	1,152	970	946
Elimination of Intersegment Sales	(760)	(611)	(589)

Total	$6,421	$5,727	$5,666

The table below presents summarized financial information about our reportable segments:

				Perf.
2003	Coatings	A&S	EM	Chemicals	Salt	Monomers	Corporate (2)	Total

Earnings from continuing operations before cumulative effect of accounting change (3,4)	$133	$8	$97	$52	$54	$81	$(137)	$288
Share of affiliate earnings, net	8	2	5	—	—	—	—	15
Depreciation	82	35	46	90	71	61	26	411
Segment assets	1,823	1,156	1,590	1,483	1,653	739	1,001	9,445
Capital additions	54	16	38	40	27	67	97	339

				Perf.
2002	Coatings	A&S	EM	Chemicals	Salt	Monomers	Corporate (2)	Total

Earnings (loss) from continuing operations before cumulative effect of accounting change (3,4)	$187	$(3)	$—	$46	$47	$72	$(139)	$210
Share of affiliate earnings, net	7	2	5	1	—	—	—	15
Depreciation	81	30	43	84	68	69	13	388
Segment assets	1,834	1,138	1,555	1,463	1,660	650	1,284	9,584
Capital additions	57	37	67	29	30	35	152	407

				Perf.
2001 (1)	Coatings	A&S	EM	Chemicals	Salt	Monomers	Corporate (2)	Total

Earnings (loss) from continuing operations before cumulative effect of accounting change (3,4)	$112	$(71)	$1	$10	$13	$41	$(177)	$(71)
Share of affiliate earnings, net	6	2	4	—	—	—	—	12
Depreciation	88	31	41	77	69	83	17	406
Segment assets	1,938	1,081	1,886	1,697	1,956	702	1,118	10,378
Capital additions	57	25	70	45	29	47	128	401

(1)	Reclassified to conform to current year presentation.

(2)	Corporate includes items such as corporate governance costs, the unallocated portion of shared services, interest income and expense, environmental remediation expense, insurance recoveries and certain balance sheet currency translation gains and losses.

(3)	In accordance with SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” 2002 and 2001 earnings from continuing operations now reflect losses on early extinguishment of debt, previously reported below continuing operations as extraordinary items. These losses are reflected within the Corporate business segment.

(4)	Earnings from continuing operations were taxed using our overall consolidated effective tax rate.

The table below presents sales by geographic area. Sales are attributed to the United States and to all foreign countries combined based on customer location and not on the geographic location from which goods were shipped.

(in millions)	United States	Foreign	Consolidated

2003
Net sales	$3,029	$3,392	$6,421
2002
Net sales	$2,964	$2,763	$5,727
2001
Net sales	$3,049	$2,617	$5,666

Note 8: Pension Plans

Qualified Pension Plans

We sponsor and contribute to pension plans which provide defined benefits to domestic and non-U.S. employees. Pension benefits earned are generally based on years of service and compensation during active employment. The following disclosures include amounts for both the U.S. and significant foreign pension plans.

(in millions)	2003		2002		2001

	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Components of net periodic pension (expense) income:
Service cost	$(49)	$(14)	$(45)	$(12)	$(46)	$(11)
Interest cost	(91)	(23)	(91)	(19)	(92)	(17)
Expected return on plan assets	138	27	149	25	169	23
Amortization of net gain existing at adoption of SFAS No. 87	—	1	—	—	7	—
Other amortization, net	(3)	(1)	1	(2)	12	—

Net periodic pension (expense) income, excluding special items (1)	$(5)	$(10)	$14	$(8)	$50	$(5)

Transfer to fund retiree medical expenses	—	—	—	—	(29)	—
Settlement and curtailment (losses) gains	(10)	—	—	—	3	—
Special termination benefits	(17)	—	(33)	—	(30)	—

Special items (2)	$(27)	$—	$(33)	$—	$(56)	$—

Net periodic pension (expense) income	$(32)	$(10)	$(19)	$(8)	$(6)	$(5)

(1)	Amount represents traditional net periodic pension (expense) income components.

(2)	Due to the historical over funded status of the U.S. and certain foreign pension plans, we have utilized excess pension assets to fund retiree medical expenses, settlement and curtailment (losses) gains, and special termination benefits, which include severance and early retirement costs. Retiree and special termination benefits will no longer be paid out of the U.S. pension plan for employees with termination dates subsequent to December 30, 2002.

The pension benefit payments in all three years included payments related to voluntary early retirement incentives and a severance benefit program. Severance costs related to formal restructuring plans are discussed in Note 3: Provision for Restructuring and Asset Impairments. It is our policy to recognize settlement gains and losses at the time an employee’s pension liability is settled. Special termination benefits, which include severance and early retirement costs, are recognized when the termination is probable and the amount of the benefit is reasonably estimable.

The company’s global pension benefit obligation increased by $195 million in 2003 largely driven by lower discount rates used to calculate the net present value of plan liabilities and the negative impact of currency on converting non-U.S. plan obligations into U.S. dollars. The fair value of assets, largely due to the strong investment performance and to a lesser extent the favorable impact of currency on converting non-U.S. plan assets, increased by $258 million in 2003.

The impact of these movements had mixed results on the U.S. based and non-U.S. based plans. U.S. plans reported an improvement of $82 million in funded status as higher asset levels more than offset the growth in liabilities caused by lower discount rates. However, funded status for the non-U.S. plans continued to deteriorate, falling $19 million from a negative $104 million to $123 million as asset growth was not sufficient to offset both the net adverse currency impact caused by the weaker dollar and higher liabilities due to lower discount rates.

Plan activity and status as of and for the years ended December 31, was as follows:

(in millions)	2003		2002

	U.S.	Non-U.S.	U.S.	Non-U.S.

Change in pension benefit obligation:
Pension benefit obligation at beginning of year	$1,408	$383	$1,321	$313
Service cost, excluding expenses	44	14	40	12
Interest cost	91	23	91	19
Participant contributions	—	2	—	1
Amendments	—	—	2	1
Actuarial (gain) loss	71	24	81	25
Benefits paid	(108)	(21)	(69)	(17)
Reclassifications	—	16	—	2
Curtailments	—	(1)	—	—
Settlements	(38)	—	(91)	—
Special termination benefits	17	—	33	—
Foreign currency translation adjustment	—	61	—	27

Pension benefit obligation at end of year	$1,485	$501	$1,408	$383

Change in plan assets:
Fair value of plan assets at beginning of year	$1,289	$279	$1,638	$289
Actual return on plan assets	315	42	(182)	(30)
Employer contribution	—	22	—	14
Participant contributions	—	2	—	2
Reclassifications	—	9	—	—
Divestitures	—	(1)	—	—
Settlements	(38)	—	(91)	—
Benefits paid	(108)	(21)	(69)	(17)
Administrative expenses	(10)	—	(7)	—
Foreign currency translation adjustment	—	46	—	21

Fair value of plan assets at end of year	$1,448	$378	$1,289	$279

Funded status	$(37)	$(123)	$(119)	$(104)
Unrecognized transition asset	—	(2)	—	(2)
Unrecognized actuarial loss	285	135	397	105
Unrecognized prior service cost	17	6	20	5

Net amount recognized	$265	$16	$298	$4

Amounts recognized in the statement of financial position:
Prepaid pension cost	$265	$7	$298	$5
Accrued benefit liability	—	(54)	—	(56)
Intangible asset	—	5	—	5
Accumulated other comprehensive income	—	58	—	50

Net amount recognized	$265	$16	$298	$4

	2003		2002

(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.

Additional information:
Increase in minimum liability included in other comprehensive income	$—	$8	$—	$47
Accumulated Benefit Obligation	$1,218	$418	$1,158	$321
Plans for which accumulated benefit obligation exceeds assets:
Projected benefit obligation	$—	$(432)	$—	$(339)
Accumulated benefit obligation	—	(361)	—	(283)
Fair value of plan assets	—	309	—	231

Net assets of the pension trust, which primarily consist of common stocks and debt securities, were measured at market value. The plan asset allocation at December 31, 2003 and December 31, 2002, by asset category for U.S. plans is as follows:

	Percentage of Plan
	Assets

Asset Category	At December 31, 2003	At December 31, 2002

Equity securities	72%	67%
Debt securities	17	23
Real estate	6	8
Other	5	2

Total	100%	100%

Significant actuarial assumptions are as follows:

	2003		2002

	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans

Weighted-average assumptions used to determine net cost for the period January 1, - December 31,
Discount rate	6.67%	5.83%	7.25%	6.06%
Expected return on plan assets	8.50	7.42	8.50	7.58
Rate of compensation increase	4.00	3.93	4.00	3.95

Weighted-average assumptions used to determine benefit obligation for years ended December 31,
Discount rate	6.25%	5.73%	6.67%	5.83%
Rate of compensation increase	4.00	4.06	4.00	3.93

We do not expect to make any contributions to the U.S. qualified pension plans in 2004.

Nonqualified Pension Plans

We have noncontributory, unfunded pension plans which provide supplemental defined benefits primarily to U.S. employees whose benefits under the qualified pension plan are limited by the Employee Retirement Security Act of 1974 and the Internal Revenue Code.

We have a nonqualified trust, referred to as a “rabbi” trust, to fund benefit payments under this pension plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as corporate assets and are classified as other non-current assets. Assets held in trust at December 31, 2003 and 2002 totaled $53 million and $45 million, respectively.

(in millions)	2003	2002	2001

Components of net periodic pension (expense) income:
Service cost	$(1)	$(2)	$(2)
Interest cost	(9)	(9)	(10)
Other amortization, net	(4)	(4)	(5)

Net periodic pension (expense)/income	$(14)	$(15)	$(17)

Plan activity and status as of and for the years ended December 31, were as follows:

(in millions)	2003	2002

Change in pension benefit obligation:
Pension benefit obligation at beginning of year	$144	$146
Service cost, excluding expenses	1	2
Interest cost	9	9
Amendments	—	(3)
Actuarial (gain)/loss	(7)	3
Benefits paid	(15)	(13)

Pension benefit obligation at end of year	$132	$144

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	15	13
Benefits paid	(15)	(13)

Fair value of plan assets at end of year	$—	$—

Funded status	$(132)	$(144)
Unrecognized actuarial loss	46	57
Unrecognized prior service cost	2	3

Net amount recognized	$(84)	$(84)

Amounts recognized in the statement of financial position:
Accrued benefit liability	$(127)	$(130)
Intangible asset	2	3
Accumulated other comprehensive income	41	43

Net amount recognized	$(84)	$(84)

Increase in minimum liability included in other comprehensive income	$(2)	$5

Significant actuarial assumptions are as follows:

	2003	2002

Weighted-average assumptions used to determine net cost for the period January 1, - December 31,
Discount rate	6.67%	7.25%
Rate of compensation increase	4.00	4.00

Weighted-average assumptions used to determine benefit obligation for years ended December 31,
Discount rate	6.25%	6.67%
Rate of compensation increase	4.00	4.00

Nonqualified plan contributions, which equal payments, are expected to be approximately $10 million in 2004.

In 1997, we instituted a non-qualified savings plan for eligible employees in the United States. The purpose of the plan is to provide additional retirement savings benefits beyond the otherwise determined savings benefits provided by the Rohm and Haas Company Employee Stock Ownership and Savings Plan (the Savings Plan.) Each participant’s contributions are notionally invested in the same investment funds as the participant has elected for investment in his or her Savings Plan account. For most participants, we contribute a notional amount equal to 60% of the first 6% of the amount contributed by the participant. Our matching contributions are allocated to deferred stock units. At the time of distribution, each deferred stock unit is distributed as one share of Rohm and Haas company common stock. Employer contributions to this plan were $1 million in 2003 and in 2002, respectively.

Note 9: Employee Benefits

(in millions)	2003	2002

Postretirement health care and life insurance benefits	$406	$415
Unfunded supplemental pension plan (see Note 8)	112	116
Long-term disability benefit costs	32	27
Foreign pension liabilities	70	66
Other	15	27

Total	$635	$651

The accrued postretirement benefit cost, unfunded supplemental pension plan costs, and long-term disability benefit costs are recorded in accrued liabilities (current) and employee benefits (non-current) in the Consolidated Balance Sheets.

We provide health care and life insurance benefits under numerous plans for substantially all of our domestic retired employees, for which we are self-insured. Most retirees are required to contribute toward the cost of such coverage. We also provide health care and life insurance benefits to some non-U.S. retirees.

The status of the plans at year end was as follows:

(in millions)	2003	2002

Change in benefit obligation:
Benefit obligation at beginning of year	$480	$462
Service cost	5	7
Interest cost	29	32
Contributions	13	6
Amendments	—	(14)
Actuarial (gain) loss	(10)	38
Benefits paid	(57)	(52)
Curtailments	(2)	—
Foreign currency translation adjustment	6	1

Benefit obligation at end of year	464	480
Plan assets	—	—

Funded status	(464)	(480)
Unrecognized prior service cost	(17)	(19)
Unrecognized actuarial (gain) loss	29	38

Total (accrued) postretirement benefit obligation	$(452)	$(461)

Net periodic postretirement benefit cost includes the following components:

(in millions)	2003	2002	2001

Components of net periodic postretirement cost
Service cost	$4	$7	$7
Interest cost	29	32	32
Net amortization	(2)	(1)	(2)

Net periodic postretirement cost	$31	$38	$37

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law. Following the guidance of the Financial Accounting Standards Board, the company has elected to defer recognition of this Act at this time. The APBO and net periodic postretirement benefit cost do not reflect the effect of the Act on the plan. Specific authoritative guidance on the accounting for the federal subsidy is pending. Management does not believe that the Act will have a material impact on the company and it is not expected to require a change to previously reported information.

Significant actuarial assumptions used for the U.S. plans are as follows:

	2003	2002	2001

Weighted-average assumptions for year-end APBO
Discount rate	6.25%	6.67%	7.25%
Health care cost trend rate (current rate)	10.00%	11.00%	9.00%
Health care cost trend rate (ultimate rate)	5.00%	5.00%	5.00%
Health care cost trend rate (year ultimate rate reached)	2009	2009	2010

Weighted-average assumptions for annual expense
Discount rate	6.67%	7.25%	7.50%
Health care cost trend rate (current rate)	11.00%	9.00%	5.00%
Health care cost trend rate (ultimate rate)	5.00%	5.00%	5.00%
Health care cost trend rate (year ultimate rate reached)	2009	2010	2001

The U.S. benefit obligation as of December 31, 2003 is based on a health care cost trend rate of 10% declining annually in 1% increments to a long-term rate of 5%. Different discount rates and trend rates are used for non-U.S. plans, which account for approximately 8% of the total benefit obligation as of December 31, 2003. The U.S. plan generally limits the company’s per-capita cost to double the 1992 cost. Different cost limits apply to some groups of participants, and there are some retirees to whom the limits do not apply. The limits greatly reduce the impact of health care cost trend rates on the benefit obligation and expense.

A one-percentage-point change in assumed health care cost trend rates would have approximately the following effects:

	1-Percentage		1-Percentage
	Point Increase		Point Decrease

(in millions)	2003	2002	2003	2002

Effect on total of service and interest cost components	$1	$1	$(1)	$(1)
Effect on postretirement benefit obligation	10	15	(8)	(14)

Note 10: Receivables, net

(in millions)	2003	2002

Customers	$1,209	$1,078
Affiliates	19	18
Employees	3	6
Other	135	113

	1,366	1,215
Less: allowance for doubtful accounts	57	55

Total	$1,309	$1,160

Employee receivables are primarily comprised of relocation and education reimbursements for our employees.

Note 11: Inventories

(in millions)	2003	2002

Finished products and work in process	$642	$591
Raw materials	128	133
Supplies	51	41

Total	$821	$765

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) inventory method for domestic inventories, which approximates 50% of the total inventory balance. The excess of replacement cost over the value of inventories based upon the LIFO method was $53 million and $47 million at December 31, 2003 and 2002, respectively. Liquidation of prior years’ LIFO inventory layers did not materially affect cost of goods sold in 2003, 2002 or 2001.

Note 12: Prepaid Expenses and Other Current Assets

(in millions)	2003	2002

Deferred tax assets	$95	$139
Prepaid expenses	90	48
Notes receivable from third parties	5	5
Other current assets	11	9

Total	$201	$201

Note 13: Land, Buildings and Equipment, net

(in millions)	2003	2002

Land	$149	$142
Buildings and improvements	1,721	1,541
Machinery and equipment	5,286	4,926
Capitalized interest	310	292
Construction	222	345

	7,688	7,246
Less: accumulated depreciation	4,722	4,292

Total	$2,966	$2,954

The principal lives (in years) used in determining depreciation rates of various assets are: buildings and improvements (10-50); machinery and equipment (5-20); automobiles, trucks and tank cars (3-10); furniture and fixtures, laboratory equipment and other assets (5-10.) The life of capitalized software, included in machinery and equipment, is 5 years.

Gross book values of assets depreciated by accelerated methods totaled $726 million and $772 million at December 31, 2003 and 2002, respectively. Assets depreciated by the straight-line method totaled $6,591 million and $5,987 million at December 31, 2003 and 2002, respectively.

In 2003, 2002 and 2001 respectively, interest costs of $18 million, $20 million and $17 million were capitalized and added to the gross book value of land, buildings and equipment. Amortization of such capitalized costs included in depreciation expense was $15 million in 2003, $14 million in 2002 and $15 million in 2001.

Depreciation expense was $411 million, $388 million and $406 million in 2003, 2002 and 2001, respectively.

In 2002 and 2003, we implemented several restructuring initiatives throughout most of our businesses. Certain buildings and equipment were affected and written down to their fair values (see Note 3: Provision for Restructuring and Asset Impairments.)

Note 14: Goodwill and Other Intangible Assets, net

SFAS No. 142

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with this statement, as of January 1, 2002, we ceased amortization of goodwill and intangible assets deemed to have indefinite lives, and reclassified certain intangible assets to goodwill, net of deferred taxes. Under SFAS No. 142, goodwill and certain indefinite-lived intangible assets are no longer amortized but instead are reviewed for impairment on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Fair value is estimated based upon forecasted cash flows discounted to present value using an appropriate discount rate.

Upon adoption of SFAS No. 142, we were required to perform a transitional impairment test. As a result, we recorded in 2002 a transitional impairment charge of $830 million ($773 million after-tax.) The transitional impairment charge was reported as a cumulative effect of accounting change in the Consolidated Statement of Operations. The impairment consisted of a $668 million charge to goodwill and a $162 million ($105 million after-tax) charge to indefinite-lived intangible assets within the Salt segment. The after-tax charge was as follows: Coatings - $42 million; Electronic Materials - $281 million; Performance Chemicals - $230 million; and Salt - $220 million. The impairment charges were primarily the result of the economic downturn in the years leading up to 2002, which affected growth assumptions in certain key markets. In addition, customer consolidation in some areas has led to downward pressure on pricing and volume.

We completed our annual recoverability review as of May 31, 2003 and 2002 and determined that goodwill and indefinite-lived intangible assets were fully recoverable as of these dates.

Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2003, by business segment, are as follows:

		Adhesives	Electronic	Performance
(in millions)	Coatings	and Sealants	Materials	Chemicals	Monomers	Salt	Total

Balance as of January 1, 2003 (1)	$305	$462	$318	$156	$18	$358	$1,617
Goodwill related to acquisitions (2)	5	—	12	1	—	—	18
Currency effects (3)	10	7	—	7	—	—	24
Opening balance sheet adjustments (4)	(14)	(18)	(8)	(11)	—	(15)	(66)
Other (5)	2	3	(10)	2	—	3	—

Balance as of December 31, 2003	$308	$454	$312	$155	$18	$346	$1,593

(1)	Certain prior year balances have been reclassified to conform with the current year presentation.

(2)	Goodwill related to acquisitions is due to the following: Coatings – Ferro acquisition; Electronic Materials – Rodel acquisition; Performance Chemicals – Kureha acquisition. See Note 2: Acquisitions and Dispositions of Assets for further detail.

(3)	Certain of our goodwill amounts are denominated in foreign currencies and are translated using the appropriate U.S. dollar exchange rate.

(4)	Represents adjustments to opening balance sheet assets and liabilities due primarily to settlement of certain tax related matters.

(5)	Certain current year re-allocations have occurred to align goodwill with appropriate business unit.

Other Intangible Assets

SFAS No. 142 established two broad categories of intangible assets: definite-lived intangible assets which are subject to amortization and indefinite-lived intangible assets which are not subject to amortization.

Indefinite-lived Intangible Assets

In connection with the adoption of SFAS No. 142, effective January 1, 2002, we identified certain intangible assets with indefinite lives in our Salt segment. Amortization of these assets ceased effective January 1, 2002. As part of our SFAS No. 142 transitional impairment review of indefinite-lived intangible assets, we recognized an impairment loss of $162 million ($105 million after-tax.)

Finite-lived Intangible Assets

Finite-lived intangible assets are long-lived intangible assets, other than investments, goodwill and indefinite-lived intangible assets. They are amortized over their useful lives and are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

In June 2003, we recognized a $102 million, net impairment charge, of which $95 million was recorded to adjust the carrying value of certain finite-lived intangible assets to their fair values. Fair value was estimated based upon forecasted cash flows discounted to present value using an appropriate discount rate. The charge consisted of $80 million related to the Lamineer product line of the Powder Coatings business and $15 million associated with our Specialty Magnesia product line in the Performance Chemicals segment. The Lamineer charge was primarily the result of a sustained down turn in the office furniture market, while the $15 million Specialty Magnesia charge was primarily due to internal and external changes in the business. The charge was recorded as a provision for restructuring and asset impairments in the Consolidated Statement of Operations. See Note 3: Provision for Restructuring and Asset Impairments for additional information on the impairments.

In 2002, we recognized a $121 million, net impairment charge, of which $103 million was recorded to adjust the carrying value of certain finite-lived intangible assets to their fair values. Fair value was estimated based upon forecasted cash flows discounted to present value using an appropriate discount rate. The charge was due to a sustained downturn in the dry film photoresist product line of the Printed Wiring Board business. The charge was recorded as a provision for restructuring and asset impairments in the Consolidated Statement of Operations. See Note 3: Provision for Restructuring and Asset Impairments for additional information on the impairments.

The following table provides information regarding our intangible assets:

	At December 31, 2003			At December 31, 2002

	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
(in millions)	amount (2)	amortization	Net	amount	amortization	Net

Finite-lived Intangibles:
Customer list	$973	$(112)	$861	$986	$(95)	$891
Tradename	158	(22)	136	177	(22)	155
Developed technology	394	(102)	292	458	(95)	363
Patents, license agreements and other	171	(82)	89	142	(50)	92

	1,696	(318)	1,378	1,763	(262)	1,501
Indefinite-lived Intangibles:
Tradename	318	(20)	298	320	(20)	300
Strategic location (1)	62	(4)	58	64	(4)	60

	380	(24)	356	384	(24)	360

Total	$2,076	$(342)	$1,734	$2,147	$(286)	$1,861

(1)	Strategic location is a specific customer-related asset that recognizes the intangible value of our supply source in relation to a customer’s location.

(2)	Certain of our intangible assets are denominated in foreign currencies and are translated using the appropriate U.S. dollar exchange rate. During 2003, the total currency translation adjustment was $29 million and is included in gross carrying amount. In addition, $6 million of finite-lived intangibles were added during 2003 in connection with recent acquisitions.

Amortization expense for finite-lived intangible assets was $67 million for the year ended December 31, 2003 compared to $69 million in 2002 and $156 million for goodwill and intangible assets in 2001. Estimated future amortization expense during the next five years is $64 million in 2004, $60 million in 2005, $59 million in 2006, $59 million in 2007 and $59 million in 2008.

A reconciliation of reported earnings (loss) from continuing operations before cumulative effect of accounting change and reported net earnings (loss), as adjusted to reflect the adoption of SFAS No. 142 is as follows:

(in millions, except per share amounts)	For the years ended December 31,

	2003	2002	2001(1,2)

Reported earnings (loss) from continuing operations before cumulative effect of accounting change	$288	$210	$(71)
Add back: Amortization of goodwill and indefinite-lived intangibles	—	—	79

Adjusted earnings (loss) from continuing operations before cumulative effect of accounting change	$288	$210	$8

Reported net earnings (loss)	$280	$(570)	$395
Add back: Amortization of goodwill and indefinite-lived intangibles	—	—	79

Adjusted net earnings (loss)	$280	$(570)	$474

Reported basic earnings (loss) per share from continuing operations before cumulative effect of accounting change	$1.30	$.95	$(.32)
Add back: Amortization of goodwill and indefinite-lived intangibles	—	—	.36

Adjusted basic earnings (loss) per share from continuing operations before cumulative effect of accounting change	$1.30	$.95	$.04

Reported diluted earnings (loss) per share from continuing operations before cumulative effect of accounting change	$1.30	$.95	$(.32)
Add back: Amortization of goodwill and indefinite-lived intangibles	—	—	.35

Adjusted diluted earnings (loss) per share from continuing operations before cumulative effect of accounting change	$1.30	$.95	$.03

Reported basic earnings (loss) per share	$1.26	$(2.58)	$1.79
Add back: Amortization of goodwill and indefinite-lived intangibles	—	—	.36

Adjusted basic earnings (loss) per share	$1.26	$(2.58)	$2.15

Reported diluted earnings (loss) per share	$1.26	$(2.57)	$1.79
Add back: Amortization of goodwill and indefinite-lived intangibles	—	—	.35

Adjusted diluted earnings (loss) per share	$1.26	$(2.57)	$2.14

(1)	Reported diluted loss per share for 2001 was calculated using 220.2 million weighted average shares outstanding. There is no dilutive effect of stock options if we report a loss from continuing operations.

(2)	Adjusted diluted earnings per share for 2001 was calculated using 221.2 million weighted average shares outstanding, reflecting the effect of dilutive securities.

Note 15: Other Assets

(in millions)	2003	2002

Prepaid pension cost (see Note 8)	$272	$303
Rabbi trust assets (see Note 8)	53	45
Other employee benefit assets	11	15
Fair market value of interest rate swaps (see Note 5)	55	94
Other non-current assets	73	104

Total	$464	$561

Note 16: Short-Term Obligations

(in millions)	2003	2002

Other short-term borrowings	$97	$132
Current portion of long-term debt	10	48

Total	$107	$180

Generally, our short-term borrowings consist of bank loans with an original maturity of twelve months or less. As of December 31, 2003, we had uncommitted credit arrangements with financial institutions to provide local credit facilities to our foreign subsidiaries for working capital needs. At December 31, 2003 and 2002, $73 million and $109 million, respectively, was outstanding under such arrangements. The weighted-average interest rate of short-term borrowings was 5.2% and 3.4% at December 31, 2003 and 2002, respectively.

In October 2003, we terminated our revolving credit agreement due April 2004 and replaced it with a new facility. This new credit commitment of $500 million, which expires in 2006, carries various interest rates and fees and is maintained for general corporate purposes including support for any future issuance of commercial paper. The commitment was unused at December 31, 2003. No compensating balance is required for this revolving credit agreement.

During November 2003, we entered into a three-year receivables securitization agreement under which one of our operating subsidiaries in Japan sells a defined pool of trade accounts receivable without recourse to an unrelated third party financier who purchases and receives ownership interest and the risk of credit loss in those receivables. The transfers qualify for sales treatment under SFAS No. 140,“Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The utilized balance under the receivables securitization agreement, $4 million at December 31, 2003, is not included in debt on the Consolidated Balance Sheets but rather is reflected as a reduction of receivables. The maximum availability under the agreement is $17 million. We continue to retain collection and administrative responsibilities in the receivables. When the third party financier sells the receivables the associated discount is accounted for as a loss on the sale of receivables and has been included in other expense in the Consolidated Statements of Operations. This discount was immaterial in fiscal year 2003. Due to the short-term nature of the non-interest bearing receivables sold, changes to the key assumptions would not materially impact the recorded loss on the sale of receivables.

Note 17: Long-Term Debt and Other Financing Arrangements

The following table illustrates the carrying value of long-term debt included in the Consolidated Balance Sheets at December 31, 2003 and 2002.

	2003			2002

		Fair			Fair
		Market			Market
		Value			Value
(in millions)	Principal	Adjustments	Total	Principal	Adjustments	Total

7.85% debentures due 2029	$882	$—	$882	$882	$—	$882
7.40% notes due 2009	500	55	555	500	70	570
6.95% notes due 2004	—	—	—	451	24	475
6.0% notes due 2007 (denominated in Euro)	504	—	504	420	—	420
3.50% notes due 2032 (denominated in Yen)	187	—	187	169	—	169
9.65% debentures due 2020	145	21	166	145	22	167
9.80% notes due 2020	111	—	111	118	—	118
8.74% obligation due through 2012	26	—	26	28	—	28
9.50% notes due 2021 (callable 2002 at 104.75%)	—	—	—	—	—	—
1.55% notes due 2003 (denominated in Yen)	—	—	—	29	—	29
Other	10	37	47	18	44	62

	2,365	113	2,478	2,760	160	2,920
Less current portion			(10)			(48)

Total long-term debt			$2,468			$2,872

In December of 2003, we retired early the $451 million 6.95% notes due in July 2004. This debt retirement resulted in an after-tax charge of $2 million.

On February 27, 2002, we issued 20 billion yen-denominated 3.5% notes due 2032 with interest payable semi-annually every March 29th and September 29th. The notes are callable at par value annually after March 2012. Proceeds from the issuance were used for general corporate purposes.

During 2002, we retired approximately $76 million of the 7.85% debentures due 2029, $38 million of the 9.50% notes due 2021 and $15 million of the obligation due 2012. These debt retirements resulted in an after-tax charge of $8 million.

We use interest rate swap agreements to convert substantial portions of certain fixed rate notes into floating rates based on three-month LIBOR and six-month EURIBOR. Under GAAP, the LIBOR components of these notes are adjusted to fair market value while the swaps are recognized at fair market value in an offsetting amount as either an asset or liability. See Note 5: Financial Instruments for a more complete discussion of interest rate swap agreements. At December 31, 2003 and 2002, aggregate fair market value adjustments for these notes were $55 million and $94 million, respectively, and are included in other assets in the Consolidated Balance Sheets (see Note 15: Other Assets.)

The 9.65% debentures due 2020, previously issued by Morton, are credit-sensitive unsecured obligations of the company (Debentures.) The coupon interest rate on the Debentures is subject to adjustment upon changes in the debt rating of the Debentures as determined by Standard and Poor’s Corporation or Moody’s Investors Service. The 40 basis-point increase in the coupon rate of the Debentures resulting from the

November 2002 downgrade by Standard and Poor’s is not significant to us. Upon acquiring Morton, we recorded a fair market value adjustment on the Debentures, which is being amortized ratably over the remaining life of the Debentures.

Our revolving credit and other loan agreements require that earnings before interest, taxes, depreciation and amortization, excluding certain items, exceed 3.5 times consolidated interest expense on a rolling four-quarter basis. There are no restrictions on the payment of dividends.

During 2003, 2002 and 2001, we made interest payments, net of capitalized interest, of $143 million, $139 million and $199 million, respectively.

Aggregate debt maturities at December 31, 2003 were: $10 million in 2004, $10 million in 2005, $10 million in 2006, $532 million in 2007, $8 million in 2008 and $1,795 million thereafter.

Note 18: Accrued Liabilities

(in millions)	2003	2002

Salaries and wages	$158	$141
Interest	80	94
Sales incentive programs and other selling accruals	96	91
Taxes, other than income taxes	58	42
Employee benefits	88	79
Reserve for restructuring (see Note 3)	75	34
Insurance and legal	35	18
Reserve for environmental remediation (see Note 25)	30	26
Other	161	185

Total	$781	$710

Note 19: Other Liabilities

(in millions)	2003	2002

Reserves for environmental remediation (see Note 25)	$97	$97
Deferred revenue on supply contracts	54	63
Other	87	58

Total	$238	$218

Note 20: Earnings (Loss) Per Share

The reconciliation from basic to diluted earnings (loss) per share is as follows:

	Earnings
	(Loss)	Shares	Per Share
(in millions, except per share amounts)	(Numerator)	(Denominator)	Amount

2003
Net earnings available to shareholders	$280	221.5	$1.26
Dilutive effect of options(a)	—	.9

Diluted loss per share	$280	222.4	$1.26

2002
Net loss available to shareholders	$(570)	220.9	$(2.58)
Dilutive effect of options(a)	—	1.0

Diluted loss per share	$(570)	221.9	$(2.57)

2001
Net earnings available to shareholders	$395	220.2	$1.79
Dilutive effect of options(a)	—	—

Diluted earnings per share	$395	220.2	$1.79

(a)  For the year ended December 31, 2003, 5.5 million shares attributable to stock options were excluded from the calculation of diluted earnings per share as the exercise price of the stock options was greater than the average market price. For the year ended December 31, 2002, 5.4 million shares attributable to stock options were excluded from the calculation of diluted earnings per share as the exercise price of the stock options was greater than the average market price. For the year ended December 31, 2001, 8.0 million shares attributable to stock options were excluded from the calculation of diluted earnings per share given the loss from continuing operations.

Note 21: Stockholders’ Equity

Dividends paid on ESOP shares, used as a source of funds for meeting the ESOP financing obligation, were $13 million, $13 million and $14 million in 2003, 2002 and 2001, respectively. These dividends were recorded net of the related U.S. tax benefits. The number of ESOP shares not allocated to plan members at December 31, 2003 and 2002 were 10.5 million and 11.1 million, respectively.

We recorded compensation expense of $7 million in 2003, $6 million in 2002 and $6 million in 2001 for ESOP shares allocated to plan members. We expect to record annual compensation expense at approximately this level over the next 17 years as the remaining $100 million of ESOP shares are allocated. The allocation of shares from the ESOP is expected to fund a substantial portion of our future obligation to match employees savings plan contributions as the market price of Rohm and Haas stock appreciates.

We repurchased an insignificant number of shares in 2003, 2002 and 2001.

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

Note 22: Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

(in millions)	2003	2002	2001

Cumulative translation adjustments	$13	$(67)	$(120)
Minimum pension liability adjustments	(62)	(75)	(25)
Net gain (loss) on derivative instruments	(3)	(2)	(1)

Accumulated other comprehensive income (loss)	$(52)	$(144)	$(146)

Note 23: Stock Compensation Plans

We have various stock-based compensation plans for directors, executives and employees. The majority of our stock-based compensation grants through 2003 were made in restricted stock, restricted stock units and non-qualified stock options. Prior to 2003, we accounted for these plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense was recognized for stock options. Effective January 1, 2003, we prospectively adopted the fair value method of recording stock-based compensation as defined in SFAS No. 123, “Accounting for Stock-Based Compensation.” As a result, we began to expense the fair value of stock options that were awarded to employees after January 1, 2003. Total compensation expense recognized in the Consolidated Statement of Operations for stock options was $3 million in 2003.

All employee stock option and restricted stock awards are expensed over their respective vesting periods, which are typically three years for stock options and five years for restricted stock awards. The value of compensation expense is equal to the fair value on the date of grant. We calculate the fair value of stock options utilizing the Black-Scholes fair value model. The fair value of restricted stock awards is equal to the average of the high and low price of Rohm and Haas Company shares on the date of grant. Total compensation expense recognized for restricted stock awards was $8 million, $3 million and $3 million in 2003, 2002 and 2001, respectively.

1999 Stock Plan

Under this plan, as amended in 2001, we may grant as options or restricted stock up to 19 million shares of common stock with no more than 3 million of these shares granted to any employee as options over a five-year period. No more than 50% of the shares in this plan can be issued as restricted stock. Awards under this plan may be granted to our employees and directors. Options granted under this plan in 2003, 2002 and 2001 were granted at the fair market value on the date of grant and generally vest over three years expiring within 10 years of the grant date. Restricted stock awards issued in 2003 totaled 1,133,133 at a weighted average grant-date fair value of $28.62 per share. Stockholders are being asked to amend this plan at the 2004 Annual Meeting of Stockholders. Additional information is available in our 2004 Proxy Statement.

Non-Employee Directors’ Stock Plan of 1997

Under the 1997 Non-Employee Directors’ Stock Plan, directors receive half of their annual retainer in deferred stock. Each share of deferred stock represents the right to receive one share of our common stock upon leaving the board. Directors may also elect to defer all or part of their cash compensation into deferred stock. Annual compensation expense is recorded equal to the number of deferred stock shares awarded multiplied by the market value of our common stock on the date of award. Additionally, directors receive dividend equivalents on each share of deferred stock, payable in deferred stock, equal to the dividend paid on a share of common stock.

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

Restricted Stock Plan of 1992

Under this plan, executives were paid some or all of their bonuses in shares of restricted stock instead of cash. Most shares vested after five years. No grants were made from this plan after 1998 and no further grants can be made under this plan.

Fixed Stock Option Plans

We have granted stock options to key employees under our Stock Option Plans of 1984 and 1992. Options granted pursuant to the plans are priced at the fair market value of the common stock on the date of the grant. Options vested after one year and most expire 10 years from the date of grant. No further grants can be made under either plan.

A summary of our stock options as of December 31 is presented below:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(000s)	Price	(000s)	Price	(000s)	Price

Outstanding at beginning of year	11,586	$34.19	8,035	$30.60	5,696	$28.56
Granted	1,221	28.94	4,466	38.88	2,910	33.19
Forfeited	(302)	37.26	(222)	37.01	(117)	35.44
Exercised	(1,195)	27.03	(693)	21.80	(454)	20.37

Outstanding at end of year	11,310	34.30	11,586	34.19	8,035	30.60

Options exercisable at year end	6,744	33.65	5,470	30.64	4,612	27.75
Weighted-average fair value of options granted during the year	$ 8.11		$ 13.12		$ 10.74

The Black-Scholes option pricing model was used to estimate the fair value for each grant made under the Rohm and Haas plan during the year. The following are the weighted-average assumptions used for all shares granted in the years indicated:

	2003	2002	2001

Dividend yield	2.84%	2.06%	2.42%
Volatility	34.48	34.36	33.82
Risk-free interest rate	3.08	4.76	4.95
Expected life	6 years	6 years	6 years

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

	Options Outstanding		Options Exercisable

		Weighted-	Weighted-		Weighted-
Range	Number	Average	Average	Number	Average
Of	Outstanding	Remaining	Exercise	Exercisable	Exercise
Exercise Prices	(000s)	Life (Years)	Price	(000s)	Price

$17 to 25	723	1.9	$22.17	723	$22.17
$25 to 37	5,430	6.6	$31.14	3,390	$31.43
$37 to 45	5,157	7.7	$39.33	2,631	$39.67

	11,310			6,744

Note 24: Leases

We lease certain properties and equipment used in our operations, primarily under operating leases. Most lease agreements require minimum lease payments plus a contingent rental based on equipment usage and escalation factors. Total net rental expense incurred under operating leases amounted to $85 million in 2003, $75 million in 2002 and $73 million in 2001.

Total future minimum lease payments under the terms of non-cancelable operating leases are as follows:

(in millions)
2004	$63
2005	49
2006	37
2007	30
2008	29
Thereafter	55

Note 25: Contingent Liabilities, Guarantees and Commitments

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

Our exposure at the Site will depend in part on the results of attempts to obtain contributions from others believed to share responsibility. In 2001, Velsicol stopped paying its share of expenses. Velsicol’s indemnitor, Fruit of the Loom, Inc., has been reorganized under Chapter 11 bankruptcy and was discharged of its responsibility for this Site after a payment to us of approximately $1 million. In 2002, the bankruptcy court approved a government settlement entered into with Velsicol, Fruit of the Loom, and other parties, which created a fund to be used to respond to the Velsicol liabilities at several sites, including Wood-Ridge. Although Morton has contractual rights against Velsicol for payment of a share of remedial costs that are not affected by the government settlement, we believe Velsicol’s ability to pay is limited.

In addition, we paid $225,000 for the EPA to develop a work plan for a separate study of contamination in Berry’s Creek, which runs near the Site, and of the surrounding wetlands. In 2002, the EPA requested information relating to sources of contamination in Berry’s Creek; we understand this request was sent to over ninety potentially responsible parties. Today, there is much uncertainty as to what will be required to address Berry’s Creek, but cleanup costs could be very high and our share of these costs could be material to the results of our operations, cash flows and consolidated financial position.

Moss Point

During 1996, the EPA notified Morton of possible irregularities in water discharge monitoring reports filed by its Moss Point, Mississippi plant in early 1995. Morton investigated and identified other environmental issues at the plant. Although at the date of acquisition Morton had accrued for some remediation and legal costs, we revised these accruals as part of the allocation of the purchase price of Morton based on our discussions with the authorities and on the information available as of June 30, 2000. In 2000, we reached agreement with the EPA, the Department of Justice and the State of Mississippi, resolving these historical environmental issues. The agreement received court approval in early 2001. The accruals established for this matter were sufficient to cover the costs of the settlement. As a part of this agreement, 23 chemical facilities were subject to environmental audit by an independent consultant. Findings were provided to the government, but penalties, if any, associated with the findings have not yet been negotiated. In December 2001, we closed the chemicals portion of the Moss Point facility and are in the process of closing the remaining Electronic Materials portion as part of the sale of the dry film business. In December 2002, a complaint was filed in Mississippi on behalf of over 700 plaintiffs against Morton International, Rohm and Haas, Joseph Magazzu, a former Morton employee, and the Mississippi Department of Environmental Quality alleging personal injury and property damage caused by environmental contamination. Similar complaints were filed in March 2003 in Mississippi on behalf of additional plaintiffs. At this time, we see no basis for these claims and we will defend these cases vigorously.

Paterson

We closed the former Morton plant at Paterson, New Jersey in December 2001, and are currently undertaking remediation of the site under New Jersey’s Industrial Site Recovery Act. Investigation of contamination of shallow soils and groundwater is nearly complete, with further investigation of deeper groundwater ongoing. Remediation systems for product and shallow groundwater recovery are in operation. Removal of most of the contaminated soil is complete and further soil remediation measures are under design. An accrual was recorded for known remediation activities in September 2000, and revised in September 2002, to address information obtained during the ongoing site investigation.

Groundwater Treatment and Monitoring

Major remediation for certain sites, such as Kramer, Whitmoyer, Woodlands and Goose Farm has been completed. We are continuing groundwater remediation and monitoring programs. Reserves for these costs have been established.

Company Manufacturing Facilities

We also have accruals for corrective action programs under governmental environmental laws at several of our manufacturing sites. The more significant of these accruals have been recorded at the following sites: Bristol, Pennsylvania; Houston, Texas; Ringwood, Illinois; and Mozzanica, Italy.

Remediation Reserves, Reasonably Possible Amounts and Insurance Settlements

Our reserves for environmental remediation, as presented below, are recorded appropriately as current and long-term liabilities in the Consolidated Balance Sheets.

(in millions)	Balance	Note
December 31, 2001	$150
Amounts charged to earnings	3	(1)
Spending	(30)

December 31, 2002	123
Amounts charged to earnings	23
Spending	(19)

December 31, 2003	$127

Note:

(1)  Includes an adjustment to decrease the liability for our Whitmoyer site, based on a favorable settlement with GlaxoSmithKline in January 2003.

Our reserves represent those costs that we believe to be probable and reasonably estimable. Other costs, which have not met the definition of probable, but are reasonably estimable have been included in our disclosure of reasonably possible loss contingencies. In addition to accrued environmental liabilities, we have identified reasonably possible loss contingencies related to environmental matters of approximately $84 million and $70 million at December 31, 2003 and December 31, 2002, respectively.

Further, we have identified other sites, including our larger manufacturing facilities, where additional future environmental remediation may be required, but these loss contingencies cannot be reasonably estimated at this time. These matters involve significant unresolved issues, including the number of parties found liable at each site and their ability to pay, the outcome of negotiations with regulatory authorities, the alternative methods of remediation and the range of costs associated with those alternatives. We believe that these matters, when ultimately resolved, which may be over an extended period of time, will not have a material adverse effect on our consolidated financial position or consolidated cash flows, but could have a material adverse effect on consolidated results of operations or cash flows in any given period.

We have actively pursued lawsuits over insurance coverage for certain environmental liabilities. It is our practice to reflect environmental insurance recoveries in the results of operations for the quarter in which the litigation is resolved through settlement or other appropriate legal processes. These resolutions typically resolve coverage for both past and future environmental spending. We settled with several of our insurance carriers and recorded earnings pre-tax of approximately $58 million, $76 million and $13 million for the years ended December 31, 2003, 2002 and 2001, respectively. Although we have recorded significant gains from insurance settlements in the past two years, we cannot expect to receive like amounts in future settlements.

Other Environmental Matters

Capital spending for new environmental protection equipment was $18 million in 2003 versus $23 million in 2002 and $26 million in 2001. Spending for 2004 and 2005 is expected to be $21 million and $25 million, respectively. Capital expenditures in this category include projects whose primary purposes are pollution control and safety, as well as environmental aspects of projects in other categories that are intended primarily to improve operations or increase plant efficiency. We expect future capital spending for environmental protection equipment to be consistent with prior-year spending patterns. Capital spending does not include the cost of environmental remediation of waste disposal sites.

The cost of operating and maintaining environmental facilities was $105 million, $101 million and $129 million in 2003, 2002 and 2001 respectively, and was charged against current-year earnings.

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

We also received a request for information from the Japanese Fair Trade Commission. The Japanese Fair Trade Commission has initiated proceedings against named Japanese plastics additives producers but did not initiate action against Rohm and Haas. We do not expect further action in the Japanese investigation. We are cooperating fully with all governmental authorities.

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

There has been increased publicity about asbestos liabilities faced by manufacturing companies. In the past, many companies with manufacturing facilities had asbestos on their premises. As a result of the bankruptcy of asbestos producers, plaintiffs’ attorneys are increasing their focus on peripheral defendants, including the company, which had asbestos on its premises. Historically, these premises cases have been dismissed or settled for minimal amounts because of the minimal likelihood of exposure at our facilities. As the asbestos producers are bankrupted, the demands against companies with older manufacturing facilities of any type in the United States, such as the company, are increasing. We have reserved amounts for premises asbestos cases that we currently believe are probable and estimable; we cannot reasonably estimate what our asbestos costs will be if the current situation deteriorates and there is no tort reform.

There are also pending lawsuits filed against Morton related to employee exposure to asbestos at a manufacturing facility in Weeks Island, Louisiana with additional lawsuits expected. We expect that most of these cases will be dismissed because they are barred under worker’s compensation laws; however, cases involving asbestos-caused malignancies may not be barred under Louisiana law. Subsequent to the Morton acquisition, we commissioned medical studies to estimate possible future claims and recorded accruals based on the results. Morton has also been sued in connection with asbestos related matters in the former Friction Division of the former Thiokol Corporation, which merged with Morton in 1982. Settlement amounts to date have been minimal and many cases have closed with no payment. We estimate that all costs associated with future claims, including defense costs, will be well below our insurance limits.

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

Note 26: New Accounting Pronouncements

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

Our asset retirement obligations are primarily associated with the following: 1) the capping of certain brine and gas wells used by our Salt segment for the production of various products; and 2) the contractual requirement to remove or dismantle certain leasehold improvements at the end of the lease term.

The adoption of SFAS No. 143 resulted in a transition charge of $11 million ($8 million after-tax), reported as a cumulative effect of accounting change in the Consolidated Statement of Operations. At January 1, 2003, we recognized a liability of $14 million representing total asset retirement obligations, which is included in other liabilities in the Consolidated Balance Sheet. Additionally, the carrying values of the related long-lived assets were increased by $3 million, net of accumulated depreciation. Below is a reconciliation of total estimated retirement obligations from January 1, 2003 through December 31, 2003:

(in millions)
Balance as of January 1, 2003	$14
Liabilities settled	(2)
Accretion expense	1
Currency effects	1
Revisions in estimated cash flows	(1)

Balance as of December 31, 2003	$13

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

Debt Extinguishment and Lease Accounting

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement amends SFAS No. 13, “Accounting for Leases,” and other existing authoritative pronouncements in order to make various technical corrections, clarify meanings, or describe their applicability under changed conditions and also limits the classification of debt extinguishments as extraordinary items. We adopted this statement effective January 1, 2003. For the years ended December 31, 2002 and 2001, we recorded losses on early extinguishment of debt of $12 million ($8 million after-tax) and $2 million ($1 million after-tax), respectively as an extraordinary item. In accordance with this statement, we have now reclassified the $12 million and $2 million pre-tax loss from extraordinary to continuing operations.

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

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires that a variable interest be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. On February 1, 2003, we adopted FIN 46 for variable interest entities created after January 31, 2003 and it did not have a material impact on our financial statements. In December 2003, the FASB deferred the provisions of FIN 46 for all other variable interest entities until March 31, 2004. We believe that the adoption of this statement will not have a material impact.

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

Schedule II

ROHM AND HAAS COMPANY AND SUBSIDIARIES

Valuation and Qualifying Accounts

	2003	2002	2001

	(in millions)
Deducted from Accounts Receivable - Allowances for losses:
Balance at beginning of year	$55	$54	$43
Additions charged to earnings	20	16	25
Acquisitions	—	—	1
Charge-offs, net of recoveries	(18)	(15)	(15)

Balance at end of year	$57	$55	$54

S-1