Form 10-Q
period 2004-03-31
ROHM & HAAS CO
filed 2004-05-03
CIK 84792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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
Yes [X]   No[   ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [X]   No[   ].

Common stock outstanding at April 30, 2004: 224,124,478 shares

ROHM AND HAAS COMPANY & SUBSIDIARIES
FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003
Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003
Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003
Notes to Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Management's discussion of market risk is incorporated herein by reference to Item 7a of its Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 8, 2004.
Item 4.	Controls and Procedures
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 6.	Exhibits and Reports on Form 8-K
SIGNATURE(S)
CERTIFICATION PURSUANT OT RULE 13a-14a/15d-14(a)
CERTIFICATION PURSUANT OT RULE 13a-14a/15d-14(a)
CERTIFICATION FURNISHED PURSUANT TO 18 U.S.C.1350

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Rohm and Haas Company and Subsidiaries

Consolidated Statements of Operations

(in millions, except per share amounts)	Three Months Ended
(unaudited)	March 31,
	2004	2003
Net sales	$1,832	$1,613
Cost of goods sold	1,318	1,164

Gross profit	514	449
Selling and administrative expense	244	215
Research and development expense	64	61
Interest expense	30	32
Amortization of finite-lived intangibles	16	17
Share of affiliate earnings, net	5	3
Provision for restructuring and asset impairments	(2)	5
Other (income) expense, net	1	(1)

Earnings from continuing operations before income taxes and cumulative effect of accounting change	166	123
Income taxes	52	41

Earnings from continuing operations before cumulative effect of accounting change	$114	$82

Cumulative effect of accounting change, net of $3 of income taxes in 2003	—	(8)

Net earnings	$114	$74

Basic earnings (loss) per share (in dollars):
From continuing operations	$0.51	$0.37
Cumulative effect of accounting change	—	(0.04)

Net earnings per share	$0.51	$0.33

Diluted earnings (loss) per share (in dollars):
From continuing operations	$0.51	$0.37
Cumulative effect of accounting change	—	(0.04)

Net earnings per share	$0.51	$0.33

Common dividends per share	$0.22	$0.21
Weighted average common shares outstanding — basic	222.8	220.4
Weighted average common shares outstanding — diluted	223.8	220.9

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries

Consolidated Statements of Cash Flows

(in millions)	Three Months Ended
(unaudited)	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$114	$74
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	102	102
Amortization of finite-lived intangibles	16	17
Cumulative effect of accounting change, net of income taxes	—	8
Changes in assets and liabilities:
Deferred income taxes	(28)	(8)
Accounts receivable	(74)	(69)
Inventories	54	9
Prepaid expenses and other assets	21	(38)
Accounts payable and accrued liabilities	(201)	(72)
Federal, foreign and other income taxes payable	15	5
Other, net	9	53

Net cash provided by operating activities	28	81

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in restricted cash	(47)	—
Proceeds from the disposal of discontinued line of business	—	11
Acquisitions/divestitures of businesses and affiliates, net	—	(11)
Additions to land, buildings and equipment	(52)	(85)
Proceeds from/payments for hedge of net investment in foreign subsidiaries	(22)	(16)

Net cash used in investing activities	(121)	(101)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings	269	(23)
Payment of dividends	(49)	(46)
Other, net	—	(2)

Net cash provided by (used in) financing activities	220	(71)

Effect of exchange rate changes on cash and cash equivalents	(6)	6
Net increase (decrease) in cash and cash equivalents	121	(85)
Cash and cash equivalents at beginning of period	196	295

Cash and cash equivalents at end of period	$317	$210

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
(in millions, except share data)	2004	2003
	(unaudited)
Assets
Cash and cash equivalents	$317	$196
Restricted cash	47	—
Receivables, net	1,383	1,309
Inventories	765	821
Prepaid expenses and other current assets	195	201

Total current assets	2,707	2,527
Land, buildings and equipment, net of accumulated depreciation	2,910	2,966
Goodwill, net of accumulated amortization	1,600	1,593
Other intangible assets, net of accumulated amortization	1,716	1,734
Other assets	626	625

Total assets	$9,559	$9,445

Liabilities
Short-term obligations	$369	$107
Trade and other payables	517	609
Accrued liabilities	635	781
Federal, foreign and other income taxes payable	297	300

Total current liabilities	1,818	1,797
Long-term debt	2,475	2,468
Employee benefits	637	635
Deferred income taxes	945	937
Other liabilities	236	238

Total liabilities	6,111	6,075

Minority interest	13	13

Commitments and contingencies (Note 14)
Stockholders’ Equity
Preferred stock: no shares issued	—	—
Common stock: shares issued - 242,078,349	605	605
Additional paid-in capital	2,011	2,002
Retained earnings	1,153	1,087

	3,769	3,694
Treasury stock, at cost (19,139,346 and 19,624,911 shares, respectively)	(180)	(185)
ESOP shares	(98)	(100)
Accumulated other comprehensive loss	(56)	(52)

Total stockholders’ equity	3,435	3,357

Total liabilities and stockholders’ equity	$9,559	$9,445

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Rohm and Haas Company and its subsidiaries (the Company) have been prepared on a basis consistent with accounting principles generally accepted in the United States of America and are in accordance with the Securities and Exchange Commission (SEC) regulations for interim financial reporting. In the opinion of management, the financial statements reflect all adjustments, which are of a normal and recurring nature, which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Certain prior year amounts have been reclassified to conform to the current year presentation. These financial statements should be read in conjunction with the financial statements, accounting policies and the notes included in our Annual Report filed on Form 10-K with the SEC on March 8, 2004, for the year ended December 31, 2003.

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

•	Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.” FIN 46 requires the assets, liabilities, and results of operations of a variable interest entity (VIE) to be consolidated in the financial statements of the enterprise considered to be the primary beneficiary. The consolidation requirements apply immediately to variable interest entities created after January 31, 2003 and to VIE’s in which a company obtains an interest after that date. We have not created or obtained an interest in any VIE during 2003 and 2004. In addition, the interpretation becomes applicable on December 31, 2003, for special-purpose entities (SPEs) created prior to February 1, 2003. We have no SPEs. For non-SPEs in which a company holds a variable interest that it acquired before February 1, 2003, the FASB postponed the date on which the interpretation becomes applicable to March 31, 2004. The adoption of FIN 46 did not have a material impact on our financial statements.

We hold an interest in a joint venture, accounted for under the equity method of accounting, that is considered a VIE. The variable interest relates to a cost-plus arrangement between the joint venture and each joint venture partner. We have determined that Rohm and Haas is not the primary beneficiary and therefore have not consolidated the entity’s assets, liabilities, and results of operations in our consolidated financial statements. The entity provides manufacturing services to the company and the other joint venture partner, and has been in existence since 1999. As of March 31, 2004, our investment in the joint venture totals approximately $20 million, representing our maximum exposure to loss.

NOTE 3: SEGMENT INFORMATION

We operate six business segments: Coatings, Performance Chemicals, Monomers, Electronic Materials, Salt and Adhesives and Sealants as described below. The Coatings, Performance Chemicals and Electronic Materials business segments aggregate operating segments.

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

This segment includes the sales and operating results of Plastics Additives, Process Chemicals, Consumer and Industrial Specialties and other smaller business groups. These businesses provide products that serve a diverse set of markets, from consumer products, to additives used to manufacture plastic and vinyl products, to water treatment and purification processes for food and pharmaceutical markets, to newsprint processing.

•	Monomers

This segment produces methyl methacrylate, acrylic acid and associated esters as well as specialty monomer products. Monomers serve as the building block for many of the acrylic technologies in our other business segments and are sold externally for applications such as superabsorbent polymers and acrylic sheet.

•	Electronic Materials

This segment provides cutting-edge technology for use in telecommunications, consumer electronics and household appliances. The Circuit Board Technologies business develops and delivers the technology, materials and fabrication services for increasingly powerful, high-density printed wiring boards in computers, cell phones, automobiles and many other electronic devices today. Our Packaging and Finishing Technologies business develops and delivers innovative materials and processes that boost the performance of a diverse range of electronic, optoelectronic and industrial packaging and finishing applications. Semiconductor Technologies develops and supplies integrated products and technologies on a global basis enabling our customers to drive leading edge semiconductor design to boost performance of semiconductor devices powered by smaller and faster chips. This business also develops and delivers materials used for chemical mechanical polishing (CMP), the process used to create the flawless surfaces required to make faster and more powerful integrated circuits and electronic substrates.

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

The Adhesives and Sealants segment provides a vast array of formulated, value-adding products derived from a broad range of technologies including our world-class acrylic technology. This segment offers various products including packaging adhesives, pressure sensitive and construction adhesives and transportation adhesives based on numerous chemistries and technologies.

The table below presents net sales by business segment. Segment eliminations are presented for intercompany sales between segments.

     Net Sales by Business Segment and Region

	Three Months Ended
	March 31,
(in millions)	2004	2003
Business Segment
Coatings	$566	$501
Performance Chemicals	378	330
Monomers	298	242
Electronic Materials	302	253
Salt	284	281
Adhesives and Sealants	176	159
Elimination of Intersegment Sales	(172)	(153)

Total	$1,832	$1,613

Customer Location
North America	$975	$905
Europe	489	418
Asia-Pacific	307	244
Latin America	61	46

Total	$1,832	$1,613

     Earnings from Continuing Operations by Business Segment (1,3)

	Three Months Ended
	March 31,
(in millions)	2004	2003
Business Segment
Coatings	$56	$47
Performance Chemicals	32	16
Monomers	15	2
Electronic Materials	31	21
Salt	24	29
Adhesives and Sealants	13	10
Corporate (2)	(57)	(43)

Total	$114	$82

(1)	Presented before cumulative effect of accounting change.

(2)	Corporate includes items such as corporate governance costs, the unallocated portion of shared services, interest income and expense, environmental remediation expense, insurance recoveries and certain balance sheet currency translation gains and losses.

(3)	Earnings from continuing operations were taxed using our overall consolidated effective tax rate.

NOTE 4: PROVISION FOR RESTRUCTURING AND ASSET IMPAIRMENTS

The following restructuring and asset impairments were recorded for the three months ended March 31, 2004 and 2003, respectively as detailed below:

	Three Months Ended
	March 31,
(in millions)	2004	2003
Severance, employee benefits and other	$(2)	$18
Asset impairments, net of proceeds	—	(13)

Total	$(2)	$5

Provision for Restructuring and Asset Impairment by Business Segment

	Three Months Ended
	March 31,
Pre-Tax
(in millions)	2004	2003
Business Segment
Coatings	$—	$4
Performance Chemicals	—	5
Monomers	—	—
Electronic Materials	—	(3)
Salt	—	—
Adhesives and Sealants	(2)	(1)
Corporate	—	—

Total	$(2)	$5

2004

Severance and Employee Benefits

In the first quarter of 2004, we reversed $2 million in restructuring charges. This represents changes in estimates to reserves recorded for prior year initiatives. We record changes in estimates when actual costs are compared to the original estimates calculated to establish a reserve.

2003

Severance and Employee Benefits

In the first quarter of 2003, we recorded a charge of $5 million, which was comprised of: 1) $11 million of separation benefits associated with cost savings initiatives throughout several of our businesses; 2) asset impairment charges of $3 million; 3) gains of $5 million from the sales of idle plants; and 4) a net gain from the sale of our dry film business in March 2003, which includes a provision of $7 million for employee separation benefits and asset impairment charges of $3 million.

In 2003, including the charge of $5 million from the first quarter of 2003, we recognized $96 million of severance and associated employee benefit expense, of which $82 million, affecting 1,460 positions in total pertained to 2003 initiatives. The 2003 initiatives included: $22 million pertaining to a European restructuring initiative which commenced in the second quarter; $25 million associated with the elimination of positions primarily in our North American support services, such as logistics, human resources, procurement and information technology announced in the fourth quarter; and $35 million associated with several smaller reduction in force efforts in all of our businesses throughout the year. In most cases, separated employees were offered early termination benefits. The charge was based on actual amounts paid to employees as well as amounts expected to be paid upon termination. Included in the $96 million charge is $14 million of expense, comprised of a $2 million reversal of charges recorded in 2003 for 2003 initiatives and $16 million of expense pertaining to prior period initiatives.

As of March 31, 2004, 555 positions of the 1,460 identified have been eliminated. All initiatives will be materially complete within 18 months from the date of implementation. The balance at March 31, 2004, recorded for severance and employee benefits, was included in accrued liabilities in the Consolidated Balance Sheet. A summary of the 2003 initiatives is presented below:

     2003 Restructuring Initiatives

				Balance		Balance
	2003	Changes to		December 31,		March 31,
(in millions)	Expenses	Estimates	Payments	2003	Payments	2004
Severance and employee benefits	$82	$(2)	$(15)	$65	$(16)	$49
Contract and lease termination and other costs	2	—	(1)	1	—	1

Total	$84	$(2)	$(16)	$66	$(16)	$50

Asset Impairments

In 2003, we recognized $96 million, net of asset impairment charges. Of the total, $116 million was recognized as asset impairment charges recorded to adjust the carrying value of certain assets to their fair value, which was calculated using cash flow analyses. Gains on sales of previously impaired assets offset the total impairment charge by $20 million.

2002

Severance and Employee Benefits

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

As of March 31, 2004, 391 of the positions identified have been eliminated. All initiatives are materially complete.

NOTE 5: STOCK-BASED COMPENSATION

We have various stock-based compensation plans for directors, executives and employees. The majority of our stock-based compensation are made in restricted stock, restricted stock units and non-qualified stock options. Effective January 1, 2003, we prospectively adopted the fair value method of recording stock-based compensation as defined in SFAS No. 123, “Accounting for Stock-based Compensation.” As a result, in 2003 we began to expense the fair value of stock options that were awarded to employees after January 1, 2003. Prior to 2003, we accounted for stock options using the intrinsic method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense was recognized for stock options. Results for prior years have not been restated.

The disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which allowed us to adopt SFAS No. 123 prospectively, provide that pro forma net earnings and net earnings per share be presented as if the fair value based method had been applied to all awards granted to employees, not just awards granted after the date of adoption. Since we chose the prospective method of expensing stock options, the actual stock-based compensation expense recorded in 2003 and the first quarter of 2004 was less than the amount calculated for this pro forma disclosure requirement.

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2004	2003
Net earnings, as reported	$114	$74
Add: Stock-based employee compensation expense included in reported net earnings, after-tax	3	1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, after-tax	(7)	(6)

Pro forma net earnings	$110	$69

Net earnings per share:
Basic, as reported	$.51	$.33

Basic, pro forma	$.49	$.31

Diluted, as reported	$.51	$.33

Diluted, pro forma	$.49	$.31

NOTE 6: EARNINGS PER SHARE

The difference in common shares outstanding used in the calculation of basic and diluted earnings per common share is primarily due to the effect of stock options as reflected in the reconciliation that follows:

	Three Months Ended March 31,
	Earnings	Earnings	Per Share
(in millions, except per share amounts)	(Numerator)	(Denominator)	Amount
2004
Earnings from continuing operations before cumulative effect of accounting change (Basic)	$114	222.8	$.51
Dilutive effect of options (a)	—	1.0

Earnings from continuing operations before cumulative effect of accounting change (Diluted)	$114	223.8	$.51
2003
Earnings from continuing operations before cumulative effect of accounting change (Basic)	$82	220.4	$.37
Dilutive effect of options (a)	—	.5

Earnings from continuing operations before cumulative effect of accounting change (Diluted)	$82	220.9	$.37

(a)	For the three months ended March 31, 2004 and 2003, 1.7 million shares and 9.4 million shares, respectively, were excluded from the calculation of diluted earnings per share as the exercise price of the stock options was greater than the average market price.

NOTE 7: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

•	Currency Hedges

We enter into foreign exchange option and forward contracts in order to reduce the risk associated with variability in our operating results from foreign-currency-denominated cash flows. These contracts are designated as foreign currency cash flow hedges covering portions of our twelve-month forecasted cash flows. These contracts mature when the underlying cash flows being hedged are forecasted to be realized. Because the option and forward contracts are considered highly effective hedges, the cash value less cost will be reflected in earnings at maturity. All contracts are marked-to-market at each balance sheet date with changes in fair value prior to maturity recorded in accumulated other comprehensive income (loss). For the three months ended March 31, 2004, these contracts increased in value reducing the after-tax loss recorded in accumulated other comprehensive income (loss) from $5 million to $3 million. For the three months ended March 31, 2003, there were immaterial after-tax changes in these contracts resulting in no change to the $4 million loss recorded in accumulated other comprehensive income (loss). For the three months ended March 31, 2004 and 2003, an immaterial and $1 million after-tax loss, respectively, were recorded in earnings related to foreign currency cash flow hedging contracts, which matured during the respective periods. Changing market conditions will impact the actual amounts recorded to earnings during the following twelve-month periods.

Both the effective and ineffective portions of cash flow hedges recorded in the Consolidated Statements of Operations are classified in other income, net.

Period changes, net of income tax, within accumulated other comprehensive income (loss), due to the use of foreign currency cash flow hedges, are reconciled as follows:

Currency Cash Flow Hedges

	Within
	Accumulated
	Other	Within Net
	Comprehensive	Earnings
(in millions)	Income/(Loss)	Income/(Loss)
Balance as of January 1, 2004	$(5)
Changes in fair value	2
Reclassifications to earnings, net	—	$—

Balance as of March 31, 2004	$(3)

Balance as of January 1, 2003	$(4)
Changes in fair value	(1)
Reclassification to earnings, net	1	$(1)

Balance as of March 31, 2003	$(4)

We contract with counter-parties to buy and sell foreign currency to offset the impact of exchange rate changes on recognized assets and liabilities denominated in non-functional currencies, including intercompany loans. These contracts generally require exchange of one foreign currency for another at a fixed rate at a future date. These contracts are designated as foreign currency fair value hedges with maturities generally less than twelve months. All contracts are marked-to-market at each balance sheet date with changes in fair value recorded in other income, net. For the three months ended March 31, 2004 and 2003, an immaterial after-tax gain and an after-tax loss of $1 million, respectively, were recorded in earnings for foreign currency fair value hedges.

We utilize foreign exchange forward and currency collar contracts together with non-dollar borrowings to hedge the foreign currency exposures of our net investments in foreign operating units in Europe and Japan. These derivative instruments and non-dollar borrowings are designated as hedges of net investments. Accordingly, the effective portions of foreign exchange gains or losses on these hedges are recorded as part of the cumulative translation adjustment, which is part of accumulated other comprehensive income (loss). At March 31, 2004 and 2003, $118 million and $65 million in after-tax losses, respectively, were recorded in cumulative translation adjustment representing the effective portions of foreign exchange losses on these hedges. Of those amounts, $53 million and $43 million in after-tax losses at March 31, 2004 and 2003 were related to short-term Euro and long-term Japanese yen borrowings and the remainder was related to exchange forward and currency collar contracts in these currencies.

Total derivative and non-functional currency liabilities designated as hedges of net investments outstanding at March 31, 2004 were $264 million compared to $867 million outstanding at March 31, 2003. The following table sets forth the derivative and non-derivative positions designated as hedges of net investments outstanding at March 31, 2004 and 2003:

	2004		2003
(in millions)	Derivative	Non-derivative	Derivative	Non-derivative
Euro	$—	$—	$465	$166
Japanese yen	72	192	67	169

Total	$72	$192	$532	$335

Included in other comprehensive income as cumulative translation adjustment for the three months ended March 31, 2004 and 2003 were losses of $8 million and gains of $6 million, respectively, net of respective hedge gains and losses. The reconciliation within cumulative translation adjustment is provided as follows:

Gains/(Losses)

		Foreign
		Currency
		Translation	Cumulative
	Hedges of Net	Impact on Net	Translation
(in millions)	Investment	Investment	Adjustment
Balance as of January 1, 2004	$(122)	$135	$13
Changes in fair value	4	(12)	(8)

Balance as of March 31, 2004	$(118)	$123	$5

Balance as of January 1, 2003	$(48)	$(19)	$(67)
Changes in fair value	(17)	23	6

Balance as of March 31, 2003	$(65)	$4	$(61)

The amounts that are considered ineffective on these net investment hedges were recorded in interest expense. The impact on interest expense was immaterial for both the three months ended March 31, 2004 and 2003.

•	Commodity Hedges

We use commodity swap, option, and collar contracts to reduce the effects of changing raw material prices. These contracts are designated and accounted for as cash flow hedges. Included in accumulated other comprehensive income (loss) at March 31, 2004 and 2003 is a $2 million after-tax gain, which represents the accumulated market value changes in those outstanding commodity swap, option and collar contracts. These contracts are considered highly effective as hedges and will mature consistent with our purchases of the underlying commodities during the following twenty-four month period. The actual amounts to be charged to earnings will depend upon spot market prices when these contracts mature. For the three months ended March 31, 2004 and 2003, an immaterial amount and $4 million in gains, respectively, were recorded as components of costs of goods sold with the related tax effect recorded in tax expense with respect to those commodity swap, option and collar contracts maturing during the same periods.

Period changes, net of income tax, within accumulated other comprehensive income (loss), due to the use of commodity cash flow hedges, are reconciled as follows:

Commodity Cash Flow Hedges

	Within
	Accumulated
	Other
	Comprehensive	Within Net
(in millions)	Income/(Loss)	Earnings/(Loss)
Balance as of January 1, 2004	$2
Changes in fair value	—
Reclassification to earnings, net	—	$—

Balance as of March 31, 2004	$2

Balance as of January 1, 2003	$2
Changes in fair value	3
Reclassification to earnings, net	(3)	$3

Balance as of March 31, 2003	$2

•	Interest Rate Hedges

We use interest swap agreements to maintain a desired level of floating rate debt. In 2001, we entered into interest rate swap agreements with a notional value of $950 million, which converted the fixed rate components of the $451 million notes due July 15, 2004 and the $500 million notes due July 15, 2009 to a floating rate based on three-month LIBOR. During December 2003, we redeemed $451 million notes, which were originally due on July 15, 2004 and terminated the related interest rate swap agreements with a $450 million notional value. During October 2003, we entered into additional interest rate swap agreements with notional value totaling 200 million Euros, which converted the fixed rate components of 400 million Euro notes due March 9, 2007 to a floating rate based on six-month EURIBOR.

The $500 million notional value interest rate swap agreements maturing in 2009 and 50 million Euro interest rate swap agreements maturing in 2007 contain credit clauses where each counter-party has a right to settle at market price if the other party is downgraded below investment grade. The interest rate swap agreements are designated and accounted for as fair value hedges. The changes in fair values of interest rate swap agreements are marked-to-market through income together with the offsetting changes in fair value of the underlying notes using the short cut method of measuring effectiveness. As a result, the carrying amounts of these notes increased by $71 million and $91 million at March 31, 2004 and 2003 while the fair value of swaps was reported as other assets in the same amount. The swap agreements reduced interest expense by $7 million and $10 million for the three months ended March 31, 2004 and 2003, respectively.

As of March 31, 2004 and 2003, we maintained hedge positions of immaterial amounts that were effective as hedges from an economic perspective but did not qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Such hedges consisted primarily of emerging market foreign currency option and forward contracts, and have been marked-to-market through income, with an immaterial impact on earnings.

NOTE 8: COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

	Three Months Ended
	March 31,
(in millions)	2004	2003
Net earnings	$114	$74
Other comprehensive income (loss)
Cumulative translation adjustment	(8)	6
Current period changes in fair value of derivative instruments qualifying as hedges, net of $1 and $1 of income taxes, respectively	2	2
Reclassification to earnings, net $1 of income taxes	—	(2)
Minimum pension liability, net of $1 and $3 of income taxes, respectively	2	5

Comprehensive income	$110	$85

NOTE 9: PENSIONS AND OTHER POSTRETIREMENT BENEFITS

We sponsor and contribute to pension plans which provide defined benefits to domestic and non-U.S. employees. Pension benefits earned are generally based on years of service and compensation during active employment. The following disclosures include amounts for both the U.S. and significant foreign pension plans and other postretirement benefits.

Estimated Components of Net Periodic Cost

	Pension Benefits		Other Benefits
	Three Month Ended		Three Months Ended
	March 31,		March 31,
(in millions)	2004	2003	2004	2003
Service Cost	$17	$16	$1	$1
Interest Cost	33	30	7	7
Expected return on plan assets	(38)	(41)	—	—
Amortization of prior service cost	1	1	—	—
Amortization of net (gain) loss	3	1	—	—

Net periodic benefit cost	$16	$7	$8	$8

Employer Contributions

We previously disclosed in our Annual Report filed on Form 10-K for the year ended December 31, 2003 that we expected to contribute $15 million to our smaller international plans in 2004. As of March 31, 2004, approximately $4 million of contributions have been made.

NOTE 10: RESTRICTED CASH

At March 31, 2004, we classified $47 million as restricted cash. These funds were invested in marketable securities for one year, through a trust designed to financially assure state governments that we will meet environmental responsibilities with respect to plant operations. Such guarantees were previously satisfied through bank letters of credit.

NOTE 11: INVENTORIES

Inventories consist of the following:

(in millions)	March 31, 2004	December 31, 2003
Finished products and work in process	$606	$642
Raw materials	117	128
Supplies	42	51

Total	$765	$821

NOTE 12: GOODWILL

Annual Impairment Review

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to perform, at a reporting unit level, an annual recoverability review of goodwill and indefinite-lived intangible assets. Our annual recoverability review is May 31. In 2003, we determined that goodwill and indefinite-lived intangible assets were fully recoverable as of this date. We primarily utilized discounted cash flow analyses for purposes of performing this test.

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2004, by business segment, are as follows:

		Performance		Electronic		Adhesives
(in millions)	Coatings	Chemicals	Monomers	Materials	Salt	& Sealants	Total
Balance as of January 1, 2004	$308	$155	$18	$312	$346	$454	$1,593
Goodwill related to acquisitions (1)	—	—	10	1	—	—	11
Currency effects (2)	(1)	(2)	—	—	—	(1)	(4)

Balance as of March 31, 2004	$307	$153	$28	$313	$346	$453	$1,600

(1)	Goodwill related to acquisitions is due to the following: Monomers – contingent purchase price from a European Monomer acquisition; Electronic Materials – Rodel acquisition.

(2)	Certain goodwill amounts are denominated in foreign currencies and are translated using the appropriate U.S. dollar exchange rate.

NOTE 13: OTHER INTANGIBLE ASSETS

SFAS No. 142 established two broad categories of intangible assets: finite-lived intangible assets, which are subject to amortization, and indefinite-lived intangible assets, which are not subject to amortization.

Indefinite-lived Intangible Assets

We have certain intangible assets with indefinite lives pertaining to our Salt segment.

Finite-lived Intangible Assets

Finite-lived intangible assets are long-lived intangible assets, other than investments, goodwill and indefinite-lived intangible assets. They are amortized over their estimated useful lives.

The following table provides information regarding our intangible assets:

	At March 31, 2004			At December 31, 2003
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(in millions)	Amount (2)	Amortization	Net	Amount	Amortization	Net
Finite-lived Intangibles:
Customer list	$972	(118)	$854	$973	$(112)	$861
Tradename	158	(23)	135	158	(22)	136
Developed technology	393	(108)	285	394	(102)	292
Patents, license agreements and other	171	(85)	86	171	(82)	89

	$1,694	(334)	$1,360	$1,696	$(318)	$1,378
Indefinite-lived Intangibles
Tradename	318	(20)	298	318	(20)	298
Strategic location (1)	62	(4)	58	62	(4)	58

	380	(24)	356	380	(24)	356

Total	$2,074	$(358)	$1,716	$2,076	$(342)	$1,734

(1)	Strategic location is a specific customer-related asset that recognizes the intangible value of our supply source in relation to a customer’s location.

(2)	Certain of our intangible assets are denominated in foreign currencies and are translated using the appropriate U.S. dollar exchange rate. During the first quarter of 2004, the currency translation adjustment was ($2) million and is included in the gross carrying amount.

Amortization expense for finite-lived intangible assets was $16 million for the three months ended March 31, 2004 compared to $17 million in 2003. Estimated future amortization expense during the next five years is $60 million in 2005, $59 million in 2006, $59 million in 2007, $59 million in 2008 and $58 million in 2009.

NOTE 14: CONTINGENT LIABILITIES, GUARANTEES AND COMMITMENTS

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

•	Wood-Ridge Site

In Wood-Ridge, New Jersey, Morton International (Morton) and Velsicol Chemical Corporation (Velsicol) have been held jointly and severally liable for the cost of remediation of environmental problems associated with a mercury processing plant (Site) acquired by a Morton predecessor. As of the date we acquired Morton, Morton disclosed and accrued for certain ongoing studies related to the Site. Additional data gathering has delayed completion of these studies. In our allocation of the purchase price of Morton, we accrued for additional study costs and additional remediation costs based on the ongoing studies.

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

•	Moss Point

During 1996, the EPA notified Morton of possible irregularities in water discharge monitoring reports filed by its Moss Point, Mississippi plant in early 1995. Morton investigated and identified other environmental issues at the plant. Although at the date of acquisition Morton had accrued for some remediation and legal costs, we revised these accruals as part of the allocation of the purchase price of Morton based on our discussions with the authorities and on the information available as of June 30, 2000. In 2000, we reached agreement with the EPA, the Department of Justice and the State of Mississippi, resolving these historical environmental issues. The agreement received court approval in early 2001. The accruals established for this matter were sufficient to cover the costs of the settlement. As a part of this agreement, 23 chemical facilities were subject to environmental audit by an independent consultant. Findings were provided to the government, but penalties, if any, associated with the findings have not yet been negotiated. In December 2001, we closed the chemicals portion of the Moss Point facility and are in the process of closing the remaining Electronic Materials portion as part of the sale of the dry film business. In December 2002, a complaint was filed in Mississippi on behalf of over 700 plaintiffs against Morton International, Rohm and Haas, Joseph Magazzu, a former Morton employee, and the Mississippi Department of Environmental Quality alleging personal injury and property damage caused by environmental contamination. Similar complaints were filed in Mississippi in March 2003 and in March 2004 on behalf of additional plaintiffs. At this time, we see no basis for these claims and we will defend these cases vigorously.

•	Paterson

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

•	Groundwater Treatment and Monitoring

Major remediation for certain sites, such as Kramer, Whitmoyer, Woodlands and Goose Farm has been completed. We are continuing groundwater remediation and monitoring programs. Reserves for these costs have been established.

•	Company Manufacturing Facilities

We also have accruals for corrective action programs under governmental environmental laws at several of our manufacturing sites. The more significant of these accruals have been recorded at the following sites: Bristol, Pennsylvania; Houston, Texas; Ringwood, Illinois; and Mozzanica, Italy.

•	Remediation Reserves and Reasonably Possible Amounts

Our reserves for environmental remediation, as presented below, are recorded appropriately as current and long-term liabilities in the Consolidated Balance Sheets. The amounts charged to earnings pre-tax for environmental remediation and related charges were $11 million and $3 million for the three months ended March 31, 2004 and 2003, respectively. The reserves for remediation were $133 million and $127 million at March 31, 2004 and December 31, 2003, respectively, and are recorded as liabilities (current and long-term) in the Consolidated Balance Sheets.

Our reserves represent those costs that we believe to be probable and reasonably estimable. Other costs, which have not met the definition of probable, but are reasonably possible and estimable have been included in our disclosure of reasonably possible loss contingencies. In addition to accrued environmental liabilities, we have identified reasonably possible loss contingencies related to environmental matters of approximately $87 million and $84 million at March 31, 2004 and December 31, 2003, respectively.

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

Other Litigation

In February 2003, we were served with European Commission Decisions requiring submission to investigations in France and the United Kingdom, a search permit in Japan from the Japanese Fair Trade Commission, an order for the production of records and information in Canada and two grand jury records subpoenas in the United States all relating to a global antitrust investigation of the Plastics Additives industry. We subsequently received a request for additional information from the Japanese Fair Trade Commission. The Japanese Fair Trade Commission has initiated proceedings against named Japanese plastics additives producers but did not initiate action against Rohm and Haas. We do not expect further action in the Japanese investigation. We are cooperating fully with all governmental authorities.

In addition, the company has been served with seven private civil antitrust actions which have been consolidated in the U.S. District Court for the Eastern District of Pennsylvania and one in State Court in Ohio. These actions have been brought against Rohm and Haas and other producers of plastics additives products by purchasers of these products and seek civil damages as a result of alleged violations of the antitrust laws. The named plaintiffs in each of these actions are seeking to sue on behalf of all similarly situated purchasers of plastics additives products. Federal law provides that persons who have been injured by violations of Federal antitrust law may recover three times their actual damages plus attorneys fees. Ohio state antitrust law provides for double damage indemnity. We do not believe these cases have merit and will defend them vigorously.

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

The following commentary should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements for the year ended December 31, 2003 and Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in our 2003 Annual Report filed on Form 10-K with the Securities and Exchange Commission (SEC).

Within the following discussion, unless otherwise stated, “three month period” refers to the three months ended March 31, 2004 and “prior period” refers to comparisons with the corresponding period in the previous year, unless otherwise stated.

Earnings from continuing operations before cumulative effect of accounting change are abbreviated as “Earnings from continuing operations” within the MD&A and Notes to Consolidated Financial Statements.

Company Overview

We are a global specialty materials company that began over 90 years ago when a chemist and a businessman decided to form a partnership to make a unique chemical product for the leather industry. That once tiny firm, now known as Rohm and Haas Company, reported sales of $6.4 billion in 2003 on a portfolio of global businesses including specialty chemicals, electronic materials and salt. Today, we leverage science and technology in many different areas to design materials and processes that enable our customers’ products to work. We serve many different market places, the largest of which include: construction and building; electronics; household products and personal care; packaging; food and retail; and automotive. To serve these markets, we operate over 100 manufacturing and 30 research facilities in 27 countries with over 17,000 employees. Our geographic reach continues to expand with approximately 53% of our sales in North America, 27% in Europe, 17% in Asia-Pacific and 3% in Latin America.

Summary of Earnings

In the first quarter of 2004, we reported sales of $1,832 million, a 14% increase over the first quarter of 2003, resulting from favorable demand across most of our businesses, the impact of favorable foreign currency and selling price improvements.

Gross profit margin of 28% remained consistent with the first quarter of 2003. Higher raw material, energy and labor costs offset higher demand, the impact of favorable foreign currency on sales, selling price improvements and operational efficiencies. Selling and administrative expenses increased 13% on a year-on-year basis, reflecting higher employee-related expenses, consulting costs and the unfavorable impact of foreign currency on expenses due to the strengthening of foreign currencies versus the U.S. dollar. Research and development spending increased 5% over the same period in 2003 due to higher employee-related costs and spending consistent with our plan for 2004.

We reported earnings from continuing operations in the first quarter of 2004 of $114 million, or $.51 per share, as compared to first quarter 2003 earnings from continuing operations of $82 million or $.37 per share. The growth was primarily due to increased gross profit driven by higher sales. Net earnings were $114 million, or $0.51 per share, and $74 million, or $0.33 per share, for the first quarter of 2004 and 2003, respectively. Net earnings in 2003 included an after-tax charge of $8 million for asset retirement obligations resulting from the adoption of SFAS No. 143. This charge was reflected as a cumulative effect of accounting change.

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

In reviewing such matters, we consider a broad range of information, including the claims, demands, settlement offers received from a governmental authority or private party, estimates performed by independent third parties, identification of other responsible parties and an assessment of their ability to contribute and our prior experience, to determine if a liability is probable and if the value is estimable. If both of these conditions are met we record a liability. If we believe that no best estimate exists, we accrue the minimum in a range of possible losses, as we are required to do under GAAP. If we determine a liability to be only reasonably possible, we consider the same information to estimate the possible exposure and disclose the potential liability.

Our most significant reserves have been established for remediation and restoration costs associated with environmental damage. As of March 31, 2004, we recorded $133 million for environmental remediation. We conduct studies and site surveys to determine the extent of environmental damage and necessary remediation. With the expertise of our environmental engineers and legal counsel we determine our best estimates for remediation and restoration costs. These estimates are based on forecasts of future costs for remediation and change periodically as additional and better information becomes available. Changes to assumptions and considerations used to calculate remediation reserves could materially affect our results of operations. If we determine that the scope of remediation is broader than originally planned, discover new contamination, discover previously unknown sites or become subject to related personal injury or property damage claims, our estimates and assumptions could materially change.

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

In the determination of our current year tax provision, we assume that foreign earnings are remitted to the United States and since, upon remittance, such earnings are taxable, we provide federal income taxes on income from our foreign subsidiaries. In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. We record accruals for the estimated outcomes of these audits. Since significant judgment is required to assess the future tax consequences of events that have been recognized in our financial statements or tax returns, we consider such estimates to be critical to the preparation of our financial statements.

We believe that the current assumptions and other considerations used to estimate the current year effective and deferred tax positions are appropriate. However, if the actual outcome of future tax consequences differs from our estimates and assumptions, the resulting change to the provision for income taxes could have a material adverse impact on the consolidated results of operations and statement of position. A 1% change in the effective tax rate would change the income tax expense by $6 million.

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

•	Estimated future cash flows

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

•	Discount rate

We employ a Weighted Average Cost of Capital (WACC) approach to determining our discount rate for goodwill recoverability testing. Our WACC calculation includes factors such as the risk free rate of return, cost of debt and expected equity premiums. The factors in this calculation are largely external to our company and therefore beyond our control. The average WACC used in our annual test of goodwill recoverability in May 2003 was 9.1%. A 1% change in the WACC will result in an approximate 15% change in the computed fair value of our reporting units.

We believe the current assumptions and other considerations used in the above estimates are reasonable and appropriate. Since inception of the annual goodwill recoverability testing in 2002, our Automotive Coatings, Powder Coatings, Adhesives and Sealants, Circuit Board Technologies and certain Process Chemicals reporting units have historically had fair values only slightly in excess of the book value of their net assets. Accordingly, even a small adverse change in the estimated future cash flows for these reporting units or increases in the WACC could result in the fair value of these reporting units falling below the book value of their net assets. This could result in material goodwill impairment charges when assets are appraised and implied goodwill values are compared to carrying values.

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

	2004	2003
Weighted-average discount rate	6.25%	6.67%
Estimated return on plan assets	8.50%	8.50%

The following illustrates the impact on pension expense of a 50 basis point increase or decrease from the assumptions used at December 31, 2003.

	Weighted-	Estimated	Combined
	average	Return on	Increase/(decrease)
(in millions)	Discount rate	Plan assets	Pension expense
50 basis point increase	$(5)	$(7)	$(12)
50 basis point decrease	$5	$7	$12

Forward-Looking Information

This document contains forward-looking information so that investors will have a better understanding of our future prospects and make informed investment decisions. Forward-looking statements within the context of the Private Securities Litigation Reform Act of 1995 include statements anticipating future growth in sales, earnings, earnings before interest, taxes, depreciation and amortization and cash flows. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” and similar language to describe prospects for future operations or financial condition identify such forward-looking statements. Forward-looking statements are based on management’s assessment of current trends and circumstances, which may be susceptible to uncertainty, change or any other unforeseen development. Results could differ materially depending on such factors as change in business climate, economic and competitive uncertainties, the cost of raw materials, natural gas and other energy sources and the ability to achieve price increases to offset such cost increases, foreign exchange rates, interest rates, acquisitions or divestitures, risks in developing new products and technologies, the impact of new accounting standards, assessments for asset impairments, the impact of tax and other legislation and regulation in the jurisdictions in which we operate, changes in business strategies, or the unanticipated costs of complying with environmental and safety regulations. As appropriate, additional factors are described in our 2003 Annual Report filed on Form 10-K with the SEC on March 8, 2004. We are under no obligation to update or alter our forward-looking statements, as a result of new information, future events or otherwise.

FIRST QUARTER 2004 VERSUS FIRST QUARTER 2003 — CONSOLIDATED

Net Sales and Operating Margins

In the first quarter of 2004, we reported consolidated net sales of $1,832 million, an increase of 14% or $219 million from prior period net sales of $1,613 million. Major components of the increase included: greater demand across most of our businesses, the impact of favorable foreign currency and selling price improvements as presented below:

Sales Change for the First Quarter 2004

Volume	6%
Currency	6%
Selling price and other	2%

Total change	14%

Sales increased in all of our businesses, with the exception of Salt, which remained flat.

Our gross profit for the first quarter of 2004 was $514 million, an increase of 14% or $65 million from $449 million in the first quarter of 2003, on higher sales. Gross profit margin of 28% remained consistent with the first quarter of 2003. Higher raw material, energy and labor costs offset higher demand, the impact of favorable foreign currency, selling price improvements and operational efficiencies.

In 2004, we anticipate raw material and natural gas prices to significantly exceed 2003 levels; however, it is difficult to predict the extent and duration of higher prices. To support our operations, we purchase over 3.0 billion pounds of petrochemical-based raw materials globally. The single largest of these raw materials is propylene at approximately 1.2 billion pounds annually. We are currently experiencing some tightness in the supply of these petrochemical-based raw materials. We expect this tightness to persist into the third quarter of 2004. We are making efforts to mitigate the impact of escalating raw material and energy costs primarily by exercising control over discretionary spending, utilizing swap, option and collar contracts and increasing selling prices. However, we anticipate the gap between raw material and selling prices to increase at least in the short term, negatively impacting gross margin in 2004. Additionally, we anticipate higher expenses for employee-related benefits, such as pension expense, in 2004.

Selling and Administrative Expense

Selling and administrative expense increased 13% or $29 million to $244 million from $215 million in the first quarter of 2003. The increase was primarily due to: 1) higher employee-related costs, including increased pension expense, normal salary increases, the increasing rate of health care costs and higher stock-based compensation expense; 2) higher consulting fees for process reengineering efforts and internal control documentation as part of our Sarbanes-Oxley Act of 2002 initiative; and 3) the impact of unfavorable foreign currency primarily due to the strengthening of foreign currencies versus the U.S. dollar. The favorable impact of recent cost savings initiatives partially offset these increases.

Research and Development Expense

Research and development expenses for the first quarter of 2004 were $64 million, a 5% increase from $61 million in the first quarter of 2003 reflecting higher employee-related costs and spending consistent with our plan for 2004.

Interest Expense

Interest expense for the current quarter was $30 million, a 6% decline from $32 million in the prior period. This decrease was primarily driven by lower expense resulting from the retirement of $451 million of our 6.95% Notes in December 2003. The favorable impact of the debt retirement is partially offset by lower capitalized interest.

Amortization of Finite-lived Intangible Assets

Amortization of finite-lived intangible assets for the current quarter was $16 million, a 6% decline from $17 million in the prior period. The decrease is due to a lower asset base as compared to 2003, resulting primarily from the June 2003 impairment of $95 million of certain finite-lived intangible assets.

Share of Affiliate Earnings, net

In the first quarter of 2004, affiliate net earnings increased to $5 million from $3 million in the first quarter of 2003. The increase was primarily due to increased earnings for joint ventures in our Coatings and Electronic Materials segments.

Provision for Restructuring and Asset Impairments

In the first quarter of 2004, we reversed $2 million in restructuring charges for changes in estimates to provisions established for prior period initiatives. We did not record any new restructuring and asset impairment charges in this quarter.

This compares to a charge of $5 million recorded in the first quarter of 2003 which was comprised of: 1) $11 million of separation benefits associated with cost savings initiatives throughout several of our businesses; 2) asset impairment charges of $3 million; 3) gains of $5 million from the sales of idle plants; and 4) a net gain from the sale of our dry film business in March 2003, which includes a provision of $7 million for employee separation benefits and asset impairment charges of $3 million.

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

Other (Income) Expense, net

In the three months ended March 31, 2004, net other expense increased to $1 million from $1 million of net other income in the first quarter of 2003. The expense from the first quarter of 2004 was largely due to an increase in foreign exchange losses, which were partially offset by increased miscellaneous income.

Effective Tax Rate

We recorded a provision for income tax expense of $52 million for the first quarter of 2004 reflecting an effective tax rate of 31.3%. The decrease in the effective rate from 33.5% in 2003 was due to lower taxes on foreign earnings.

Cumulative Effect of Accounting Change

The adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations,” was a required change in accounting principle and the cumulative effect of adopting this standard as of January 1, 2003 resulted in a non-cash, after-tax charge of $8 million in the first quarter of 2003.

Net Earnings

In the three months ended March 31, 2004, we reported earnings from continuing operations of $114 million, or $.51 per share, as compared to first quarter 2003 earnings from continuing operations of $82 million or $.37 per share. The growth was primarily due to increased gross profit driven by higher sales. Net earnings were $114 million, or $0.51 per share, and $74 million, or $0.33 per share, for the first quarter of 2004 and 2003, respectively. Net earnings in 2003 included an after-tax charge of $8 million for asset retirement obligations resulting from the adoption of SFAS No. 143. This charge was reflected as a cumulative effect of accounting change.

FIRST QUARTER 2004 VERSUS FIRST QUARTER 2003 – BY BUSINESS SEGMENT

     Net Sales by Business Segment and Region

	Three Months Ended
	March 31,
(in millions)	2004	2003
Business Segment
Coatings	$566	$501
Performance Chemicals	378	330
Monomers	298	242
Electronic Materials	302	253
Salt	284	281
Adhesives and Sealants	176	159
Elimination of Intersegment Sales	(172)	(153)

Total	$1,832	$1,613

Customer Location
North America	$975	$905
Europe	489	418
Asia-Pacific	307	244
Latin America	61	46

Total	$1,832	1,613

     Earnings from Continuing Operations by Business Segment (1,3)

	Three Months Ended
	March 31,
(in millions)	2004	2003
Business Segment
Coatings	$56	$47
Performance Chemicals	32	16
Monomers	15	2
Electronic Materials	31	21
Salt	24	29
Adhesives and Sealants	13	10
Corporate (2)	(57)	(43)

Total	$114	$82

(1)	Presented before cumulative effect of accounting change.

(2)	Corporate includes items such as corporate governance costs, the unallocated portion of shared services, interest income and expense, environmental remediation expense, insurance recoveries and certain balance sheet currency translation gains and losses.

(3)	Earnings from continuing operations were taxed using our overall consolidated effective tax rate.

     Provision for Restructuring and Asset Impairment by Business Segment

     Pre-Tax

	Three Months Ended
	March 31,
(in millions)	2004	2003
Business Segment
Coatings	$—	$4
Performance Chemicals	—	5
Monomers	—	—
Electronic Materials	—	(3)
Salt	—	—
Adhesives and Sealants	(2)	(1)
Corporate	—	—

Total	$(2)	$5

     After-Tax

	Three Months Ended
	March 31,
(in millions)	2004	2003
Business Segment
Coatings	$—	$3
Performance Chemicals	—	3
Monomers	—	—
Electronic Materials	—	(2)
Salt	—	—
Adhesives and Sealants	(1)	—
Corporate	—	—

Total	$(1)	$4

Coatings

Net sales from Coatings were $566 million, an increase of 13% or $65 million from net sales of $501 million in 2003, primarily driven by the impact of favorable foreign currency and higher demand in certain businesses. Sales from Architectural and Functional Coatings, which account for the majority of total Coatings sales, increased 14% over the prior year due to favorable foreign currency and greater demand mostly in North America for paint can sales, which serve the “do-it-yourself” paint market. Demand also improved compared to the prior period in Asia-Pacific for our coatings products sold to the industrial, leather and paper markets on improving economic conditions in the region. Powder Coatings sales increased 10% and Automotive Coatings sales increased 4% from the prior period, primarily due to the impact of favorable foreign currency.

Earnings from continuing operations increased 19% or $9 million to $56 million in 2004 compared to $47 million in 2003. The increase from the prior period is driven by increased demand, selling price improvements and the impact of favorable foreign currency, which more than offset higher raw material, energy and employee-related costs.

Performance Chemicals

In the first quarter of 2004, net sales from Performance Chemicals were $378 million, an increase of 15% or $48 million from prior period net sales of $330 million driven by higher demand across most businesses and the impact of favorable foreign currency. Sales from Plastics Additives increased 19% from the prior period mostly driven by higher demand in North America, new product introductions in Europe and the impact of favorable foreign currency. Sales from Consumer and Industrial Specialties increased 15% over the prior period. About half of the increase was due to higher demand in North America for biocides used in wood preservation, detergent dispersants in Asia-Pacific and North America and rheology modifiers used for personal care applications. The impact of favorable foreign currency accounted for the remaining increase. Net sales from Process Chemicals increased 5%, mostly due to the impact of favorable foreign currency.

Earnings from continuing operations increased 100% or $16 million to $32 million this quarter, compared to $16 million in the prior period. The increase in earnings was driven by higher demand, the impact of favorable foreign currency and improved selling prices, which more than offset higher raw material, energy and employee-related costs.

Several businesses within Performance Chemicals are analyzing efficiency and profit improvement initiatives. If approved by management, these initiatives could result in material restructuring and asset impairment charges.

Monomers

In the first quarter of 2004, net sales from Monomers were $298 million, an increase of 23% from prior period net sales of $242 million. Net sales figures for Monomers include sales to our downstream monomer-consuming businesses. Sales to external customers increased 42% to $126 million in the first quarter of 2004 from $89 million in the prior period. This increase can be attributed to higher demand, improved pricing implemented to offset high raw material and energy costs and the impact of favorable foreign currency.

	Three Months Ended
	March 31,
(in millions)	2004	2003
Total Sales	$298	$242
Elimination of Intersegment Sales	(172)	(153)

Third Party Sales	$126	$89

Earnings from continuing operations of $15 million for the first quarter of 2003 increased $13 million from the prior period, reflecting favorable operations and the improved pricing.

Electronic Materials

In the first quarter of 2004, net sales from Electronic Materials were $302 million, a 19% increase from net sales of $253 million in 2003. Sales increased in all businesses with volume, improved product mix and the impact of favorable foreign currency offsetting normal selling price declines. Sales of advanced technology products, such as deep ultra-violet photoresists, anti-reflective coatings and chemical mechanical planarization pads and slurries increased 22% from the prior period. Sales from Circuit Board Technologies increased 16% over the prior year driven by growth in Asia-Pacific and North America. Sales from Semiconductor Technologies increased 17% as compared to 2003 on recovery of market conditions. Sales from Packaging and Finishing Technologies increased 30% from the prior period as demand for electronic and industrial applications continues to grow in all regions.

Earnings from continuing operations increased 48% to $31 million in 2004, as compared to $21 million in 2003, primarily led by growth in the advanced technology product lines, better cost controls and increased plant utilization, which slightly offset lower selling prices and higher employee-related costs.

Salt

In the first quarter of 2004, net sales from Salt were $284 million, relatively flat compared with prior period net sales of $281 million. Demand for our water conditioning products drove an 8% increase over the prior period for non-ice control sales. These gains along with the impact of favorable foreign currency and selling price improvements were offset by a 14% volume decline in ice control sales, reflecting a more normal level of sales as compared to near record sales from the harsh winter weather across much of North America in the first quarter of 2003.

Earnings from continuing operations declined 17% to $24 million in 2004 compared to $29 million in the prior period reflecting increased promotional expenses for new products and higher distribution, energy and employee-related costs as compared to the prior period.

Adhesives and Sealants

In the first quarter of 2004, net sales from Adhesives and Sealants were $176 million, an increase of 11% or $17 million from net sales of $159 million in 2003, primarily driven by the impact of favorable foreign currency, greater demand and selling price improvements. North American sales increased across most product lines, benefiting from improved economic conditions and significant share gain in the caulk market. Sales also improved in Asia-Pacific due to selling price improvements and increased demand for packaging adhesives, labels and tapes. Latin-American sales improved on higher demand for pressure sensitive adhesives and stronger economic conditions.

Earnings from continuing operations increased 30% to $13 million in 2004 compared to $10 million in 2003. The increase from the prior period is driven by increased demand, selling price improvements, cost savings from process efficiencies and the impact of favorable foreign currency, which more than offset higher raw material, energy and employee-related expenses.

We have been concerned with the financial performance of the Adhesives and Sealants business, which during the prior year performed below its potential in the marketplace and below our expectations of 6% to 8% net earnings margins. As a result, we are currently developing a comprehensive plan to improve results through a combination of lowering fixed costs, stabilizing production, and driving volume growth in the high margin product lines. We expect this business to improve its profitability in 2004. These future improvement plans could contain aspects which could result in material restructuring and asset impairment charges. If we are unable to achieve the expected margins for this business, it would adversely impact the discounted estimated future cash flows for this segment which are used to test the recoverability of goodwill. This could result in material goodwill impairment charges if the fair value falls below the book value of Adhesives and Sealants’ net assets.

Corporate

Corporate reported a loss from continuing operations of $57 million in the first quarter, representing a 33% increase over prior period expenses of $43 million. The increase was primarily due to foreign currency translation losses, environmental spending to increase reserves and consulting expenses due to business reengineering activities associated with our Enterprise Resource Planning system.

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

As of March 31, 2004, we had $364 million in cash, including restricted cash and $2,844 million in debt compared with $196 million and $2,575 million, respectively, at December 31, 2003.

A summary of our cash and debt balances at the beginning and end of the quarter is provided below:

	March 31,	December 31,
(in millions)	2004	2003
Short-term obligations	$369	$107
Long-term debt	2,475	2,468

Total debt	$2,844	$2,575

Cash and cash equivalents	$317	$196
Restricted cash	47	—

Total	$364	$196

Of the $262 million additional short-term debt outstanding, $149 million was related to a one-day excess cash position in Europe, a position which was eliminated on April 1, 2004; $25 million was used to fund higher cash balances; and the remaining $88 million was used for general working capital purposes including annual payments, such as, employee bonuses, interest on debt and property taxes. Cash from operating activities was $28 million, net of these seasonal uses, $53 million less than the $81 million generated in 2003. The decline in cash from operating activities compared to last year’s first quarter is due primarily to higher sales and earnings offset by increased cash payments for accounts payable. Maintaining strong cash flow from operations through earnings and working capital management has been, and will continue to be, an important objective in 2004.

	Three Months Ended March 31,
(in millions)	2004	2003
Cash provided by operating activities	$28	$81
Capital asset spending	52	85
Dividends	49	46

On March 1, 2004, we paid a quarterly dividend of $.22 per common share. During the remainder of 2004, we anticipate utilizing cash from operations to acquire capital assets, pay dividends, reduce short-term debt and further increase cash balances.

Cash used by investing activities was $121 million for the three months ended March 31, 2004, $20 million more than the $101 million used for investing activities during 2003. During the current quarter, we invested $47 million in marketable securities, considered restricted cash, through a trust designed to meet financial assurance requirements of U.S. state and local environmental agencies with respect to plant operations. We previously satisfied these requirements by purchasing bank letters of credit. This use of cash was offset by a decrease in cash outflows for capital expenditures of $33 million, driven by fewer late stage capital expansion projects across many of our businesses in the first quarter of 2004. During 2003, we completed several significant expansion projects, including Houston, Texas; Villers-Saint-Paul, France; and completion of the Mumbai, India Plant. In 2004, many of our capital expansion projects are in early stages and therefore capital spending, in the quarter, is lower. We expect our capital spending for the remaining quarters to increase as the capital spending on capital expansion projects increase. Included in cash used in investing activities in 2004 is $22 million expended to settle foreign exchange forward and currency collar contracts used to hedge our investments in Euro and yen-based operating units. Additional information regarding our hedging activities is summarized in the accompanying Notes to Consolidated Financial Statements.

Capital asset additions in 2003 include $13 million expended to implement our enterprise resource planning (ERP) system, $3 million less than the prior year for this ongoing implementation. We anticipate capital expenditures in 2004 to be approximately $350 million, of which approximately $20 million will be used for the ongoing implementation of ERP. The remainder will be used for capital projects at existing plants and facilities.

Net cash provided by financing activities was $220 million for the three months ended March 31, 2004. As mentioned previously, our net short-term debt increased due to a one-day excess cash position which was eliminated on April 1, 2004 and funding required to meet seasonal cash needs. In December of 2003, we retired $451 million of our 6.95% debt that was due in July of 2004. This early retirement was consistent with our objectives to reduce debt and was enabled by our strong December cash position. No new long-term debt was issued during 2004 or 2003.

Our primary source of short-term liquidity will be existing cash balances, cash flows from operations, commercial paper and/or bank borrowings. In October 2003, we entered into a $500 million revolving credit facility with a syndicated group of banks. This facility is committed until 2006 and is not contingent upon our credit rating. This unused facility replaces the previous $500 million credit facility, which was to expire in 2004. Management believes that our financial resources will adequately meet our business requirements during the next twelve months, including planned expenditures for the improvement or expansion of our manufacturing capacity, working capital requirements and the dividend program.

The U.S. ERISA-qualified pension plans, which represent approximately 80% of our pension plan assets, do not require funding in 2004 and current projections based on 2003 results do not expect funding in the next two years. However, the amount and the timing of funding are dependent on changes in the level of interest rates and the actual rate of return earned on plan assets. Funding will be accelerated if interest rate levels used to value liabilities decline or if assets fail to earn the assumed rate of return of 8.5%. For the smaller international plans, we expect to contribute approximately $15 million to meet funding needs in 2004. Provided there is no further decline of the global capital markets, we would expect this annual level of funding to be sufficient to meet our non-U.S. plan needs.

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

•	Wood-Ridge Site

In Wood-Ridge, New Jersey, Morton International (Morton) and Velsicol Chemical Corporation (Velsicol) have been held jointly and severally liable for the cost of remediation of environmental problems associated with a mercury processing plant (Site) acquired by a Morton predecessor. As of the date we acquired Morton, Morton disclosed and accrued for certain ongoing studies related to the Site. Additional data gathering has delayed completion of these studies. In our allocation of the purchase price of Morton, we accrued for additional study costs and additional remediation costs based on the ongoing studies.

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

•	Moss Point

During 1996, the EPA notified Morton of possible irregularities in water discharge monitoring reports filed by its Moss Point, Mississippi plant in early 1995. Morton investigated and identified other environmental issues at the plant. Although at the date of acquisition Morton had accrued for some remediation and legal costs, we revised these accruals as part of the allocation of the purchase price of Morton based on our discussions with the authorities and on the information available as of June 30, 2000. In 2000, we reached agreement with the EPA, the Department of Justice and the State of Mississippi, resolving these historical environmental issues. The agreement received court approval in early 2001. The accruals established for this matter were sufficient to cover the costs of the settlement. As a part of this agreement, 23 chemical facilities were subject to environmental audit by an independent consultant. Findings were provided to the government, but penalties, if any, associated with the findings have not yet been negotiated. In December 2001, we closed the chemicals portion of the Moss Point facility and are in the process of closing the remaining Electronic Materials portion as part of the sale of the dry film business. In December 2002, a complaint was filed in Mississippi on behalf of over 700 plaintiffs against Morton International, Rohm and Haas, Joseph Magazzu, a former Morton employee, and the Mississippi Department of Environmental Quality alleging personal injury and property damage caused by environmental contamination. Similar complaints were filed in Mississippi in March 2003 and in March 2004 on behalf of additional plaintiffs. At this time, we see no basis for these claims and we will defend these cases vigorously.

•	Paterson

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

•	Groundwater Treatment and Monitoring

Major remediation for certain sites, such as Kramer, Whitmoyer, Woodlands and Goose Farm has been completed. We are continuing groundwater remediation and monitoring programs. Reserves for these costs have been established.

•	Company Manufacturing Facilities

We also have accruals for corrective action programs under governmental environmental laws at several of our manufacturing sites. The more significant of these accruals have been recorded at the following sites: Bristol, Pennsylvania; Houston, Texas; Ringwood, Illinois; and Mozzanica, Italy.

•	Remediation Reserves and Reasonably Possible Amounts

Our reserves for environmental remediation, as presented below, are recorded appropriately as current and long-term liabilities in the Consolidated Balance Sheets. The amounts charged to earnings pre-tax for environmental remediation and related charges were $11 million and $3 million for the three months ended March 31, 2004 and 2003, respectively. The reserves for remediation were $133 million and $127 million at March 31, 2004 and December 31, 2003, respectively, and are recorded as liabilities (current and long-term) in the Consolidated Balance Sheets.

Our reserves represent those costs that we believe to be probable and reasonably estimable. Other costs, which have not met the definition of probable, but are reasonably possible and estimable, have been included in our disclosure of reasonably possible loss contingencies. In addition to accrued environmental liabilities, we have identified reasonably possible loss contingencies related to environmental matters of approximately $87 million and $84 million at March 31, 2004 and December 31, 2003, respectively.

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

Other Litigation

In February 2003, we were served with European Commission Decisions requiring submission to investigations in France and the United Kingdom, a search permit in Japan from the Japanese Fair Trade Commission, an order for the production of records and information in Canada and two grand jury records subpoenas in the United States all relating to a global antitrust investigation of the Plastics Additives industry. We subsequently received a request for additional information from the Japanese Fair Trade Commission. The Japanese Fair Trade Commission has initiated proceedings against named Japanese plastics additives producers but did not initiate action against Rohm and Haas. We do not expect further action in the Japanese investigation. We are cooperating fully with all governmental authorities.

In addition, the company has been served with seven private civil antitrust actions which have been consolidated in the U.S. District Court for the Eastern District of Pennsylvania and one in State Court in Ohio. These actions have been brought against Rohm and Haas and other producers of plastics additives products by purchasers of these products and seek civil damages as a result of alleged violations of the antitrust laws. The named plaintiffs in each of these actions are seeking to sue on behalf of all similarly situated purchasers of plastics additives products. Federal law provides that persons who have been injured by violations of Federal antitrust law may recover three times their actual damages plus attorneys fees. Ohio state antitrust law provides for double damage indemnity. We do not believe these cases have merit and will defend them vigorously.

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

In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.” FIN 46 requires the assets, liabilities, and results of operations of a variable interest entity (VIE) to be consolidated in the financial statements of the enterprise considered to be the primary beneficiary. The consolidation requirements apply immediately to variable interest entities created after January 31, 2003 and to VIE’s in which a company obtains an interest after that date. We have not created or obtained an interest in any VIE during 2003 and 2004. In addition, the interpretation becomes applicable on December 31, 2003, for special-purpose entities (SPEs) created prior to February 1, 2003. We have no SPEs. For non-SPEs in which a company holds a variable interest that it acquired before February 1, 2003, the FASB postponed the date on which the interpretation becomes applicable to March 31, 2004. The adoption of FIN 46 did not have a material impact on our financial statements.

We hold an interest in a joint venture, accounted for under the equity method of accounting, that is considered a VIE. The variable interest relates to a cost-plus arrangement between the joint venture and each joint venture partner. We have determined that Rohm and Haas is not the primary beneficiary and therefore have not consolidated the entity’s assets, liabilities, and results of operations in our consolidated financial statements. The entity provides manufacturing services to the company and the other joint venture partner, and has been in existence since 1999. As of March 31, 2004, our investment in the joint venture totals approximately $20 million, representing our maximum exposure to loss.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK

Management’s discussion of market risk is incorporated herein by reference to Item 7a of the Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 8, 2004.

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

As of March 31, 2004, our Chairman of the Board and Chief Executive Officer and our Vice President and Chief Financial Officer, together with management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 ( c ) and 15d- 14 ( c ) of the Exchange Act. Based on that evaluation, our Chairman of the Board and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Our Chief Executive Officer and Chief Financial Officer have signed their certifications as required by the Sarbanes-Oxley Act of 2002.

b)	Changes in Internal Controls over Financial Reporting

As previously disclosed, the Company is currently in the process of implementing an Enterprise Resource Planning (ERP) system globally. The implementation is phased and planned to be complete in 2004. In addition, the Company has and will undertake business reengineering and restructuring initiatives that may result in the realignment of job responsibilities and the elimination of positions. These events are changing how transactions are processed and/or the functional areas or locations responsible for the transaction processing. As a result, where appropriate, we are changing the design and operation of our internal control structure. We believe we are taking the necessary steps to monitor and maintain appropriate internal controls during this period of change.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information related to Legal Proceedings, see Note 14: Contingent Liabilities, Guarantees and Commitments in the accompanying Notes to Consolidated Financial Statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

(31.1)	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

(31.2)	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

(32)	Certification Furnished Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002. The exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the Exchange Act) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

b)	Reports filed or furnished on Form 8-K during the quarter ended March 31, 2004.

On February 4, 2004, we furnished a current report on Form 8-K that included a press release issued on February 4, 2004, announcing the fourth quarter 2003 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Jacques M. Croisetiere

Jacques M. Croisetiere
Vice President and Chief Financial Officer

DATE: May 3, 2004	ROHM AND HAAS COMPANY
(Registrant)