Form 10-Q
period 2004-06-30
ROHM & HAAS CO
filed 2004-08-03
CIK 84792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
Commission file number 1-3507

ROHM AND HAAS COMPANY

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	23-1028370 (I.R.S. Employer Identification No.)

100 INDEPENDENCE MALL WEST, PHILADELPHIA, PA (Address of principal executive offices) Registrant’s telephone number, including area code:	19106 (Zip Code) (215) 592-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [X] No [  ]

Common stock outstanding at July 30, 2004: 224,345,850 shares

ROHM AND HAAS COMPANY & SUBSIDIARIES
FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003
Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003
Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003
Notes to Consolidated Financial Statements
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
THREE YEAR CREDIT AGREEMENT
Certification Pursuant to Rule 13a-14(a)-15d-14(a).
Certification Pursuant to Rule 13a-14(a)-15d-14(a).
Certification Furnished Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Rohm and Haas Company and Subsidiaries
Consolidated Statements of Operations

(in millions, except per share amounts)	Three Months Ended		Six Months Ended
(unaudited)	June 30,		June 30,
	2004	2003	2004	2003
Net sales	$1,801	$1,570	$3,633	$3,183
Cost of goods sold	1,293	1,109	2,611	2,273

Gross profit	508	461	1,022	910

Selling and administrative expense	240	225	484	440
Research and development expense	64	60	128	121
Interest expense	33	31	63	63
Amortization of finite-lived intangibles	15	17	31	34
Share of affiliate earnings, net	5	5	10	8
Restructuring and asset impairments	(1)	146	(3)	151
Other (income) expense, net	(3)	(1)	(2)	(2)

Earnings (loss) before income taxes and cumulative effect of accounting change	165	(12)	331	111
Income taxes	47	(9)	99	32

Earnings (loss) before cumulative effect of accounting change	$118	$(3)	$232	$79

Cumulative effect of accounting change, net of $3 of income taxes in 2003	—	—	—	(8)

Net earnings (loss)	$118	$(3)	$232	$71

Basic earnings (loss) per share (in dollars):
Earnings (loss) before cumulative effect of accounting change	$0.53	$(0.02)	$1.04	$0.36
Cumulative effect of accounting change	—	—	—	(0.04)

Net earnings (loss) per share	$0.53	$(0.02)	$1.04	$0.32

Diluted earnings (loss) per share (in dollars):
Earnings (loss) before cumulative effect of accounting change	$0.52	$(0.02)	$1.03	$0.36
Cumulative effect of accounting change	—	—	—	(0.04)

Net earnings (loss) per share	$0.52	$(0.02)	$1.03	$.32

Common dividends per share	$0.25	$0.21	$0.47	$0.42
Weighted average common shares outstanding — basic	223.1	221.2	222.9	221.2
Weighted average common shares outstanding — diluted	224.4	221.2	224.3	221.8

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Statements of Cash Flows

(in millions)	Six Months Ended
(unaudited)	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$232	$71
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on disposal of assets	1	(11)
Restructuring and asset impairments	(3)	151
Depreciation	204	199
Amortization of finite-lived intangibles	31	34
Cumulative effect of accounting change, net of income taxes	—	8
Changes in assets and liabilities:
Deferred income taxes	(31)	4
Accounts receivable	(166)	(106)
Inventories	40	(30)
Prepaid expenses and other assets	10	(57)
Accounts payable and accrued liabilities	(75)	(47)
Federal, foreign and other income taxes payable	8	(28)
Other, net	7	72

Net cash provided by operating activities	258	260

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in restricted cash	(47)	—
Proceeds from divested business	—	16
Acquisitions/divestitures of businesses and affiliates, net	(1)	(11)
Proceeds from the sale of land, buildings and equipment	10	7
Additions to land, buildings and equipment	(108)	(162)
Proceeds from/payments for hedge of net investment in foreign subsidiaries	(21)	(33)

Net cash used in investing activities	(167)	(183)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings	(9)	(44)
Payment of dividends	(105)	(93)
Repayments of long-term debt	(4)	(16)
Proceeds from termination of interest rate swap	43	—
Proceeds from exercise of stock options	19	4

Net cash provided by (used in) financing activities	(56)	(149)

Effect of exchange rate changes on cash and cash equivalents	—	19
Net increase (decrease) in cash and cash equivalents	35	(53)
Cash and cash equivalents at beginning of period	196	295

Cash and cash equivalents at end of period	$231	$242

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Balance Sheets

(in millions, except share data)	June 30,	December 31,
(unaudited)	2004	2003
Assets
Cash and cash equivalents	$231	$196
Restricted cash	47	—
Receivables, net	1,464	1,309
Inventories	774	821
Prepaid expenses and other current assets	202	201

Total current assets	2,718	2,527
Land, buildings and equipment, net of accumulated depreciation	2,808	2,941
Goodwill, net of accumulated amortization	1,651	1,653
Other intangible assets, net of accumulated amortization	1,700	1,734
Other assets	554	625

Total assets	$9,431	$9,480

Liabilities
Short-term obligations	$96	$107
Trade and other payables	522	609
Accrued liabilities	794	825
Federal, foreign and other income taxes payable	298	300

Total current liabilities	1,710	1,841
Long-term debt	2,427	2,468
Employee benefits	630	635
Deferred income taxes	908	928
Other liabilities	230	238

Total liabilities	5,905	6,110

Minority interest	14	13

Commitments and contingencies (Note 14)
Stockholders’ Equity
Preferred stock: no shares issued	—	—
Common stock: shares issued - 242,078,349	605	605
Additional paid-in capital	2,026	2,002
Retained earnings	1,215	1,087

	3,846	3,694
Treasury stock, at cost (18,793,360 and 19,624,911 shares, respectively)	(176)	(185)
ESOP shares	(98)	(100)
Accumulated other comprehensive loss	(60)	(52)

Total stockholders’ equity	3,512	3,357

Total liabilities and stockholders’ equity	$9,431	$9,480

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

During the second quarter of 2004, we identified several prior period entries pertaining to the accounting for the acquisition of Morton International that were incorrectly classified on our balance sheet. We corrected the classification of these entries during the second quarter of 2004 and reclassified prior period balances for all periods presented. The net impact of this reclassification was a $60 million increase to goodwill. We concluded that these reclassifications had an immaterial effect on both the current year and prior year financial statements, including the annual goodwill impairment review required by SFAS No. 142, “Goodwill and Other Intangible Assets.”

NOTE 2: New Accounting Pronouncements

➢	Variable Interest Entities

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

We hold an interest in a joint venture, accounted for under the equity method of accounting, that is considered a VIE. The variable interest relates to a cost-plus arrangement between the joint venture and each joint venture partner. We have determined that Rohm and Haas is not the primary beneficiary and therefore have not consolidated the entity’s assets, liabilities, and results of operations in our consolidated financial statements. The entity provides manufacturing services to the company and the other joint venture partner, and has been in existence since 1999. As of June 30, 2004, our investment in the joint venture totals approximately $29 million, representing our maximum exposure to loss.

NOTE 3: Segment Information

We operate six business segments: Coatings, Performance Chemicals, Monomers, Electronic Materials, Salt and Adhesives and Sealants as described below. The Coatings, Performance Chemicals and Electronic Materials business segments aggregate operating segments.

➢	Coatings

This segment is comprised of three businesses: Architectural and Functional Coatings, Powder Coatings, and Automotive Coatings. Architectural and Functional Coatings produces acrylic emulsions and additives that are used to make industrial and decorative coatings, varnishes and specialty finishes. This segment also offers products that serve a wide variety of coatings to: industrial markets for use on metal, wood and in traffic paint; the building industry for use in roofing materials, insulation and cement markets; and consumer markets for use in paper, textiles and non-woven fibers, graphic arts and leather markets. Powder Coatings produces a comprehensive line of powder coatings that are sprayed onto consumer and industrial products and parts in a solid form. Our powder coatings are used on a wide variety of products, ranging from door handles to patio and deck furniture, to windshield wipers, televisions and industrial shelving. Automotive Coatings formulates and manufactures decorative and functional coatings for plastic automotive parts such as bumper covers and interior and exterior trim of cars and trucks.

➢	Performance Chemicals

This segment includes the sales and operating results of Plastics Additives, Process Chemicals, Consumer and Industrial Specialties and other smaller businesses. These businesses provide products that serve a diverse set of markets, from consumer products, to additives used to manufacture plastic and vinyl products, to water treatment and purification processes for food and pharmaceutical markets, to newsprint processing.

➢	Monomers

This segment produces methyl methacrylate, acrylic acid and associated esters as well as specialty monomer products. Monomers serve as the building block for many of the acrylic technologies in our other business segments and are sold externally for applications such as super absorbent polymers and acrylic sheet.

➢	Electronic Materials

This segment is comprised of three businesses: Circuit Board Technologies, Packaging and Finishing Technologies, and Semiconductor Technologies. Electronic Materials provides cutting-edge technology for use in telecommunications, consumer electronics and household appliances. The Circuit Board Technologies business develops and delivers the technology, materials and fabrication services for increasingly powerful, high-density printed wiring boards in computers, cell phones, automobiles and many other electronic devices today. Our Packaging and Finishing Technologies business develops and delivers innovative materials and processes that boost the performance of a diverse range of electronic, optoelectronic and industrial packaging and finishing applications. Semiconductor Technologies develops and supplies integrated products and technologies on a global basis enabling our customers to drive leading edge semiconductor design to boost performance of semiconductor devices powered by a smaller and faster chips. This business also develops and delivers materials used for chemical mechanical polishing (CMP), the process used to create the flawless surfaces required to make faster and more powerful integrated circuits and electronic substrates.

➢	Salt

Some of the most recognized consumer brand names and product symbols are found here, including the leading brand of table salt in the United States – Morton Salt, with its little Umbrella Girl, and Windsor Salt, Canada’s leading brand. Even though the consumer salt business is best known, this segment extends well beyond this market and includes salt used for water conditioning, ice control, food processing, and industrial and agricultural applications.

➢	Adhesives and Sealants

The Adhesives and Sealants segment provides an array of formulated, value-adding products derived from a broad range of technologies including our world-class acrylic technology. This segment offers various products including packaging adhesives, pressure sensitive and construction adhesives and transportation adhesives based on numerous chemistries and technologies.

The table below presents net sales by business segment. Segment eliminations are presented for intercompany sales between segments.

Net Sales by Business Segment and Region

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2004	2003	2004	2003
Business Segment
Coatings	$642	$563	$1,208	$1,064
Performance Chemicals	398	353	776	683
Monomers	346	302	644	544
Electronic Materials	319	256	621	509
Salt	138	137	422	418
Adhesives and Sealants	174	159	350	318
Elimination of Intersegment Sales	(216)	(200)	(388)	(353)

Total	$1,801	$1,570	$3,633	$3,183

Customer Location
North America	$909	$816	$1,884	$1,721
Europe	489	445	978	863
Asia-Pacific	338	260	645	504
Latin America	65	49	126	95

Total	$1,801	$1,570	$3,633	$3,183

Net Earnings (Loss) by Business Segment (1, 3)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2004	2003	2004	2003
Business Segment
Coatings	$66	$(4)	$122	$43
Performance Chemicals	34	(2)	66	14
Monomers	24	12	39	14
Electronic Materials	37	20	68	41
Salt	—	3	24	32
Adhesives and Sealants	9	2	22	12
Corporate (2)	(52)	(34)	(109)	(77)

Total	$118	$(3)	$232	$79

(1)	Presented before cumulative effect of accounting change.

(2)	Corporate includes certain corporate governance costs, the unallocated portion of shared services, interest income and expense, environmental remediation expense, insurance recoveries and certain balance sheet currency translation gains and losses.

(3)	Net Earnings were tax effected using our overall consolidated effective tax rate.

NOTE 4: Restructuring and Asset Impairments

The following net restructuring and asset impairment charges were recorded for the three and six months ended June 30, 2004 and 2003, respectively, as detailed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2004	2003	2004	2003
Severance, employee benefits and other, net	$2	$44	$—	$62
Asset impairments, net of gains	(3)	102	(3)	89

Total	$(1)	$146	$(3)	$151

Provision for Restructuring and Asset Impairment by Business Segment

	Three Months Ended		Six Months Ended
Pre-Tax	June 30,		June 30,
(in millions)	2004	2003	2004	2003
Business Segment
Coatings	$1	$98	$1	$102
Performance Chemicals	4	38	4	43
Monomers	—	2	—	2
Electronic Materials	(3)	2	(3)	(1)
Salt	—	—	—	—
Adhesives and Sealants	1	5	(1)	4
Corporate	(4)	1	(4)	1

Total	$(1)	$146	$(3)	$151

2004

Severance and Employee Benefits

During 2004, we recorded a charge of $11 million for severance and employee separation benefits, affecting 220 positions. This charge is primarily associated with the reorganization of our Louisville plant in our Plastic Additives business, but also included several smaller reductions in force efforts in other businesses. Offsetting this charge was $11 million of changes in estimates to reserves recorded for prior year initiatives. This change in estimate is largely related to a reduction in the design and scope of our previously announced North American support services restructuring, as certain business model transformation opportunities did not generate the anticipated process improvements.

Asset Impairment

We recorded a net gain of $3 million from the sale of a property related to facilities previously impaired.

2004 Restructuring Initiatives

				Balance
	2004	Changes to		June 30
(in millions)	Expenses	Estimates	Payments	2004
Severance and employee benefits	$11	$—	$—	$11

Total	$11	$—	$—	$11

2003

Severance and Employee Benefits

In 2003, we recognized $96 million of severance and associated employee benefit expense, of which $82 million, affecting 1,460 positions in total, was relative to 2003 initiatives. The 2003 initiatives included: $22 million pertaining to a European restructuring initiative; $25 million associated with the elimination of positions primarily in our North American support services, such as logistics, human resources, procurement and information technology; and $35 million associated with several smaller reduction in force efforts in all of our businesses. In most cases, separated employees were offered early termination benefits. The charge was based on actual amounts paid to employees as well as amounts expected to be paid upon termination. Included in the $96 million charge is $14 million of expense, comprised of a $2 million reversal of charges recorded in 2003 for 2003 initiatives and $16 million of expense pertaining to prior period initiatives.

As of June 30, 2004, 722 positions of the 1,460 initially identified have been eliminated. In 2004, we reduced the total number of positions to be affected by these initiatives by 250 positions. This reduction is primarily a result of the change in scope of the North American support services restructuring. All initiatives will be materially complete within 18 months from the date of implementation.

The balance at June 30, 2004, recorded for severance and employee benefits, was included in accrued liabilities in the Consolidated Balance Sheet. A summary of the 2003 initiatives is presented below:

2003 Restructuring Initiatives

				Balance			Balance
	2003	Changes to		Dec. 31	Changes to		June 30,
(in millions)	Expenses	Estimates	Payments	2003	Estimates	Payments	2004
Severence and employee benefits	$82	$(2)	$(15)	$65	$(8)	$(24)	$33
Contract and lease termination and other costs	2	—	(1)	1	—	(1)	—

Total	$84	$(2)	$(16)	$66	$(8)	$(25)	$33

Asset Impairments

In 2003, we recognized $96 million of net asset impairment charges. Of the total, $116 million was recognized as asset impairment charges recorded to adjust the carrying value of certain assets to their fair value, which was calculated using cash flow analyses. Gains on sales of previously impaired assets offset the total impairment charge by $20 million.

NOTE 5: Stock-Based Compensation

We have various stock-based compensation plans for directors, executives and employees. The majority of our stock-based compensation is made in restricted stock, restricted stock units and non-qualified stock options. Effective January 1, 2003, we prospectively adopted the fair value method of recording stock-based compensation as defined in SFAS No. 123, “Accounting for Stock-based Compensation.” As a result, in 2003 we began to expense the fair value of stock options that were awarded to employees after January 1, 2003. Prior to 2003, we accounted for stock options using the intrinsic method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this method, no compensation expense was recognized for stock options awarded prior to 2003.

The Disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which allowed us to adopt SFAS No. 123 prospectively, provide that the pro forma net earnings and net earnings per share be presented as if the fair value based method had been applied to all awards granted to employees, not just awards granted after the date of adoption. Since we chose the prospective method of expensing stock options, the actual stock-based compensation expense recorded in 2003 and the first half of 2004 was less than the amount calculated for this pro forma requirement.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2004	2003	2004	2003
Net earnings (loss), as reported	$118	$(3)	$232	$71
Add: Stock-based employee compensation expense included in reported net earnings, after-tax	4	2	7	3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, after-tax	(7)	(7)	(14)	(12)

Pro forma net earnings (loss)	$115	$(8)	$225	$62

Net earnings (loss) per share:
Basic, as reported	$.53	$(.02)	$1.04	$.32

Basic, pro forma	$.52	$(.04)	$1.01	$.28

Diluted, as reported	$.52	$(.02)	$1.03	$.32

Diluted, pro forma	$.51	$(.04)	$1.00	$.28

NOTE 6: Earnings (loss) Per Share

The difference in common shares outstanding used in the calculation of basic and diluted earnings (loss) per common share is primarily due to the effect of stock options and non-vested restricted stock as reflected in the reconciliations that follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	Earnings (loss)	Earnings	Per Share	Earnings	Earnings	Per Share
(in millions, except per share amount)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
2004
Earnings before cumulative effect of accounting change (Basic)	$118	223.1	$.53	$232	222.9	$1.04
Dilutive effect of options (a)	—	1.3	(.01)	—	1.4	(.01)

Earnings before cumulative effect of accounting change (Diluted)	118	224.4	.52	232	224.3	1.03
2003
Earnings (loss) before cumulative effect of accounting change (Basic)	$(3)	221.2	$(.02)	$79	221.2	$.36
Dilutive effect of options (a)	—	—	—	—	.6	—

Earnings (loss) before cumulative effect of accounting change (Diluted)	$(3)	221.2	$(.02)	$79	221.8	$.36

(a)	For the three months ended June 30, 2004 and 2003, 11.7 million shares and 12.4 million shares, respectively, were excluded from the calculation of diluted earnings per share as the exercise price of the stock options was greater than the average market price. For the six months ended June 30, 2004 and 2003, 11.6 million shares and 9.0 million shares, respectively, were excluded from the calculation of diluted earnings per share, as the exercise price of the stock options was greater than the average market price.

NOTE 7: Derivative Instruments and Hedging Activities

We use derivative and non-derivative financial instruments, under established policies, to manage market risk arising out of changing foreign exchange rates, interest rates and commodity prices, which have a material impact on our earnings, cash flows and fair values of assets and liabilities. We do not use derivative instruments for trading or speculative purposes. Our policies prohibit us from entering into leveraged derivative instruments and instruments that cannot be valued by independent third parties. We manage counter-party risk by diversifying trading among major financial institutions with investment grade credit ratings and by limiting our dependence upon each institution consistent with our assessment of credit quality. Additional information can be found in our Annual Report filed on Form 10-K with the SEC.

➢	Currency Hedges

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

During the past three years we have hedged our foreign-currency-denominated cash flows primarily by purchasing twelve-month options to sell underlying currencies at the spot rate in effect at the time of purchase. This approach to hedging establishes floors for the dollar value of future cash flows while allowing full appreciation as the dollar weakens. During much of this period the U.S. dollar, and the value of these option contracts, decreased in value while the underlying cash flows appreciated in dollars terms. Consequently, losses representing the decrease in value of outstanding options have accumulated in other comprehensive income. For the three months ended June 30, 2004, these contracts increased in value reducing the after-tax loss recorded in accumulated other comprehensive income (loss) from $3 million to $2 million. For the three months ended June 30, 2003, these contracts decreased in value increasing the after-tax loss recorded in accumulated other comprehensive income (loss) from $4 million to $5 million.

When options mature, the premiums paid are reclassified against earnings from accumulated other comprehensive income. For both the three months ended June 30, 2004 and 2003, $2 million in after tax losses were recorded against earnings related to foreign currency cash flow hedging contracts which matured during the respective periods. These losses represented the difference between the premium paid and the value of the options. For the six months ended June 30, 2004, these contracts increased in value reducing the after-tax loss recorded in accumulated other comprehensive income (loss) from $5 million to $2 million. For the six months ended June 30, 2003, these contracts decreased in value increasing the after-tax loss recorded in accumulated other comprehensive income (loss) from $4 million to $5 million. For the six months ended June 30, 2004 and 2003, a $2 million after tax loss and $3 million after-tax loss, respectively, were recorded against earnings related to foreign currency cash flow hedging contracts which matured during the respective periods. These losses represented the difference between the premium paid and the value of the options.

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

Period changes, net of income tax, within accumulated other comprehensive income (loss), due to the use of foreign currency cash flow hedges, are reconciled as follows:

Currency Cash Flow Hedges

	Within
	Accumulated
	Other	Within Net
	Comprehensive	Earnings
(in millions)	Income/(Loss)	Income/(Loss)
Balance as of January 1, 2004	$(5)
Changes in fair value	2
Reclassifications to earnings, net	—	$—

Balance as of March 31, 2004	$(3)
Changes in fair value	(1)
Reclassifications to earnings, net	2	$(2)

Balance as of June 30, 2004	$(2)

Balance as of January 1, 2003	$(4)
Changes in fair value	(1)
Reclassification to earnings, net	1	$(1)

Balance as of March 31, 2003	$(4)
Changes in fair value	(3)
Reclassification to earnings, net	2	$(2)

Balance as of June 30, 2003	$(5)

We contract with counter-parties to buy and sell foreign currency to offset the impact of exchange rate changes on recognized assets and liabilities denominated in non-functional currencies, including intercompany loans. These contracts generally require exchange of one foreign currency for another at a fixed rate at a future date. These contracts are designated as foreign currency fair value hedges with maturities generally less than twelve months. All contracts are marked-to-market at each balance sheet date with changes in fair value recorded in other income, net. For the three months ended June 30, 2004 and 2003, a $1 million and $2 million after-tax gain, respectively, were recorded in earnings for foreign currency fair value hedges. For the six months ended June 30, 2004, an after-tax gain of $1 million was recorded in earnings for foreign currency fair value hedges.

We utilize foreign exchange forward and currency collar contracts together with non-dollar borrowings to hedge the foreign currency exposures of our net investments in foreign operating units in Europe and Japan. These derivative instruments and non-dollar borrowings are designated as hedges of net investments. Accordingly, the effective portions of foreign exchange gains or losses on these hedges are recorded as part of the cumulative translation adjustment, which is part of accumulated other comprehensive income (loss). At June 30, 2004 and 2003, $109 million and $87 million in after-tax losses, respectively, were recorded in cumulative translation adjustment representing the effective portions of foreign exchange losses on these hedges. Of those amounts, $46 million and $47 million in after-tax losses at June 30, 2004 and 2003, were related to short-term euro and long-term Japanese yen borrowings and the remainder was related to exchange forward and currency collar contracts in these currencies.

Total derivative and non-functional currency liabilities designated as hedges of net investments outstanding at June 30, 2004 were $373 million compared to $895 million outstanding at June 30, 2003. The following table sets forth the derivative and non-derivative positions designated as hedges of net investments outstanding at June 30, 2004 and 2003:

	2004		2003
(in millions)	Derivative	Non-derivative	Derivative	Non-derivative
Euro	$119	$—	$492	$170
Japanese yen	71	183	66	167

Total	$190	$183	$558	$337

Included in other comprehensive income as cumulative translation adjustment for the three months ended June 30, 2004 and 2003, were losses of $5 million and gains of $29 million, respectively, net of respective hedge gains and losses. Included in other comprehensive income as cumulative translation adjustment for the six months ended June 30, 2004 and 2003, were losses of $13 million and gains of $35 million, respectively, net of respective hedge gains and losses. The reconciliation within cumulative translation adjustment is provided as follows:

Gains/(Losses)

		Foreign
		Currency
		Translation	Cumulative
	Hedges of Net	Impact on Net	Translation
(in millions)	Investment	Investment	Adjustment
Balance as of January 1, 2004	$(122)	$135	$13
Changes in fair value	4	(12)	(8)

Balance as of March 31, 2004	$(118)	$123	$5
Changes in fair value	9	(14)	(5)

Balance as of June 30, 2004	$(109)	$109	$—

Balance as of January 1, 2003	$(48)	$(19)	$(67)
Changes in fair value	(17)	23	6

Balance as of March 31, 2003	$(65)	$4	$(61)
Changes in fair value	(22)	51	29

Balance as of June 30, 2003	$(87)	$55	$(32)

The amounts that are considered ineffective on these net investment hedges were recorded in interest expense. The impact on interest expense was immaterial for both the three and six months ended June 30, 2004 and 2003.

➢	Commodity Hedges

We use commodity swap, option, and collar contracts to reduce the effects of changing raw material prices. These contracts are designated and accounted for as cash flow hedges. Included in accumulated other comprehensive income (loss) at June 30, 2004 and 2003, is a $2 million and $1 million after-tax gain, respectively, which represents the accumulated market value changes in those outstanding commodity swap, option and collar contracts. These contracts are considered highly effective as hedges and will mature consistent with our purchases of the underlying commodities during the following twenty-four month period. The actual amounts to be charged to earnings will depend upon spot market prices when these contracts mature. For those commodity contracts that matured during the three months ended June 30, 2004 and 2003, a $ 1 million gain was recorded for each period in cost of goods sold with the related tax effect recorded in tax expense. For the six months ended June 30, 2004 and 2003, a $1 million loss and $4 million gain, respectively, were recorded as components of costs of goods sold with the related tax effect recorded in tax expense with respect to those commodity swap, option and collar contracts maturing during the same periods.

Period changes, net of income tax, within accumulated other comprehensive income (loss), due to the use of commodity cash flow hedges, are reconciled as follows:

Commodity Cash Flow Hedges

	Within
	Accumulated Other Comprehensive	Within Net
(in millions)	Income/(Loss)	Earnings/(Loss)
Balance as of January 1, 2004	$2
Changes in fair value	—
Reclassification to earnings, net	—	$—

Balance as of March 31, 2004	$2
Changes in fair value	1
Reclassification to earnings, net	(1)	$1

Balance as of June 30, 2004	$2

Balance as of January 1, 2003	$2
Changes in fair value	3
Reclassification to earnings, net	(3)	$3

Balance as of March 31, 2003	$2
Changes in fair value	—
Reclassification to earnings, net	(1)	$1

Balance as of June 30, 2003	$1

➢	Interest Rate Hedges

We use interest rate swap agreements to maintain a desired level of floating rate debt. In 2001, we entered into interest rate swap agreements with a notional value of $950 million, which converted the fixed rate components of $451 million notes due July 15, 2004 and the $500 million notes due July 15, 2009 to a floating rate based on three-month LIBOR. During December 2003, we redeemed the $451 million notes early, and terminated the related interest rate swap agreements with a $450 million notional value. During May 2004, we terminated the $500 million notional value interest rate swap agreements and received $43 million. These proceeds will be amortized as a reduction to interest expense over the remaining life of the $500 million notes. During October 2003 and May 2004, we entered into interest rate swap agreements with a notional value totaling €400 million, which convert the fixed rate components of €400 million notes due March 9, 2007 to a floating rate based on six-month EURIBOR.

The interest rate swap agreements are designated and accounted for as fair value hedges. The changes in fair value of interest rate swap agreements are marked-to-market through income together with the offsetting changes in fair value of the underlying notes using the short cut method of measuring effectiveness. As a result, the carrying amount of these notes was increased by an immaterial amount at June 30, 2004 and $55 million at December 31, 2003, while the fair value of the swap agreements was reported as other assets in the same amount. The swap agreements reduced interest expense by $4 million and $10 million for the three months ended June 30, 2004 and 2003, respectively, and $11 million and $20 million for the six months ended June 30, 2004 and 2003, respectively.

The €400 million interest rate swap agreements maturing in 2007 contain credit clauses where each counter-party has a right to settle at market price if the other party is downgraded below investment grade.

As of June 30, 2004 and 2003, we maintained hedge positions of immaterial amounts that were effective as hedges from an economic perspective but did not qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Such hedges consisted primarily of emerging market foreign currency option and forward contracts, and have been marked-to-market through income, with an immaterial impact on earnings.

NOTE 8: Comprehensive Income (Loss)

     The components of comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2004	2003	2004	2003
Net earnings (loss)	$118	$(3)	$232	$71
Other comprehensive income (loss):
Cumulative translation adjustment	(5)	29	(13)	35
Current period changes in fair value of derivative instruments qualifying as hedges, net of $0, ($2), $1, and ($1) of income taxes, respectively	—	(3)	2	(1)
Reclassification to earnings, net $1, $1, $1 and ($1) of income taxes, respectively	1	1	1	(1)
Minimum pension liability, net of $0, $0, $1 and $3 of income taxes, respectively	—	—	2	5

	$114	$24	$224	$109

NOTE 9: Pensions and Other Post-retirement Benefits

We sponsor and contribute to pension plans that provide defined benefits to domestic and non-U.S. employees. Pension benefits earned are generally based on years of service and compensation during active employment. The following disclosures include amounts for both the U.S. and significant foreign pension plans and other post-retirement benefits.

Estimated Components of Net Periodic Cost

	Pension Benefits				Other Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(in millions)	2004	2003	2004	2003	2004	2003	2004	2003
Service cost	$19	$16	$36	$32	$1	$1	$2	$2
Interest cost	31	30	64	62	6	7	14	14
Expected return on plan assets	(40)	(41)	(78)	(83)	—	—	—	—
Amortization of prior service cost	1	1	2	2	—	—	(1)	(1)
Amortization of net loss	4	1	7	2	—	—	—	—

Net periodic benefit cost	$15	$7	$31	$15	$7	$8	$15	$15

Employer Contributions

We previously disclosed in our Annual Report filed on Form 10-K for the year ended December 31, 2003, that we expected to contribute $15 million to our smaller international plans in 2004. As of June 30, 2004, approximately $8 million of contributions have been made.

NOTE 10: Restricted Cash

At June 30, 2004, we classified $47 million as restricted cash. These funds were invested in cash equivalents for one year, through a trust designed to financially assure state governments that we will meet environmental responsibilities with respect to plant operations. Such guarantees were previously satisfied through bank letters of credit.

NOTE 11: Inventories

Inventories consist of the following:

	June 30,	Dec. 31,
(in millions)	2004	2003
Finished products and work in-process	$616	$642
Raw materials	121	128
Supplies	37	51

Total	$774	$821

NOTE 12: Goodwill

Annual Impairment Review

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to perform, at a reporting unit level, an annual impairment review of goodwill and indefinite-lived intangible assets. Our annual impairment review is as of May 31. During the second quarter of 2004, we completed our 2004 review and determined that goodwill and indefinite-lived intangible assets were fully recoverable as of this date. For purpose of this review, we primarily utilized discounted cash flow analysis for estimating the fair value of the reporting units.

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2004, by business segment, are as follows:

		Performance		Electronic		Adhesives
(in millions)	Coatings	Chemicals	Monomers	Materials	Salt	& Sealants	Total
Balance as of Jan. 1, 2004 (1)	$320	$167	$18	$319	$361	$468	$1,653
Goodwill related to acquisitions (2)			10	1			11
Currency effects (3)	(2)	(2)	—	—	—	(1)	(5)
Opening Balance Sheet Adjustments (4)	(1)	(1)	—	(3)	(2)	(1)	(8)

Balance as of June 30, 2004	$317	$164	$28	$317	$359	$466	$1,651

(1)	Certain prior year balances have been reclassified to conform with the current year presentation

(2)	Goodwill related to acquisitions is due to the following: Monomers – contingent purchase price from a European Monomer acquisition; Electronic Materials – Rodel acquisition.

(3)	Certain goodwill amounts are denominated in foreign currencies and are translated using the appropriate U.S. dollar exchange rate.

(4)	Amounts represent adjustments to opening balance sheet assets and liabilities due primarily to settlement of certain tax related matters

NOTE 13: Other Intangible Assets

SFAS No. 142 established two broad categories of intangible assets: finite-lived intangible assets, which are subject to amortization and indefinite-lived intangible assets, which are not subject to amortization.

Indefinite-lived Intangible Assets

In connection with the adoption of SFAS No. 142, effective January 1, 2002, we identified certain intangible assets with indefinite lives pertaining to our Salt segment.

Finite-lived Intangible Assets

Finite-lived intangible assets are long-lived intangible assets, other than investments, goodwill and indefinite-lived intangible assets. They are amortized over their estimated useful lives and are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The following table provides information regarding our intangible assets:

	At June 30, 2004			At December 31, 2003
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(in millions)	Amount (2)	Amortization	Net	Amount	Amortization	Net
Finite-lived Intangibles:
Customer list	$971	$(123)	$848	$973	$(112)	$861
Tradename	158	(24)	134	158	(22)	136
Developed technology	393	(112)	281	394	(102)	292
Patents, license agreements and other	171	(90)	81	171	(82)	89

	$1,693	$(349)	$1,344	$1,696	$(318)	$1,378
Indefinite-lived Intangibles:
Tradename	318	(20)	298	318	(20)	298
Strategic location (1)	62	(4)	58	62	(4)	58

	380	(24)	356	380	(24)	356

Total	$2,073	$(373)	$1,700	$2,076	$(342)	$1,734

(1)	Strategic location is a specific customer-related asset that recognizes the intangible value of our supply source in relation to a customer’s location.

(2)	Certain of our intangible assets are denominated in foreign currencies and are translated using the appropriate U.S. dollar exchange rate. During the six months ended June 30, 2004, the currency translation adjustment was $3 million and is included in the gross carrying amount.

Amortization expense for finite-lived intangible assets was $15 million and $17 million for the three months ended June 30, 2004 and 2003, respectively, and $31 million and $34 million for the six months ended June 30, 2004 and 2003, respectively. Estimated future amortization expense during the next five years is $60 million in 2005, $59 million in 2006, $59 million in 2007, $59 million in 2008 and $58 million in 2009.

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

➢	Wood-Ridge Site

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

➢	Moss Point

During 1996, the EPA notified Morton of possible irregularities in water discharge monitoring reports filed by its Moss Point, Mississippi plant in early 1995. Morton investigated and identified other environmental issues at the plant. Although at the date of acquisition Morton had accrued for some remediation and legal costs, we revised these accruals as part of the allocation of the purchase price of Morton based on our discussions with the authorities and on the information available as of June 30, 2000. In 2000, we reached agreement with the EPA, the Department of Justice and the State of Mississippi, resolving these historical environmental issues. The agreement received court approval in early 2001. The accruals established for this matter were sufficient to cover the costs of the settlement. As a part of this agreement, 23 chemical facilities were subject to environmental audit by an independent consultant. Findings were provided to the government, but penalties, associated with the findings have not yet been negotiated. In December 2001, we closed the chemicals portion of the Moss Point facility and are in the process of closing the remaining Electronic Materials portion as part of the sale of the dry film business. In December 2002, a complaint was filed in Mississippi on behalf of over 700 plaintiffs against Morton International, Rohm and Haas, Joseph Magazzu, a former Morton employee, and the Mississippi Department of Environmental Quality alleging personal injury and property damage caused by environmental contamination. Since then, similar complaints were filed in Mississippi on behalf of additional plaintiffs and the number of plaintiffs now total approximately 2,500. These are individual plaintiffs since Mississippi procedural rules do not permit class actions. We do not believe these claims have merit and we will defend against them vigorously.

➢	Paterson

We closed the former Morton plant at Paterson, New Jersey in December 2001, and are currently undertaking remediation of the site under New Jersey’s Industrial Site Recovery Act. Investigation of contamination of shallow soils and groundwater is nearly complete, with further investigation of deeper groundwater ongoing. Remediation systems for product and shallow groundwater recovery are in operation. Removal of most of the contaminated soil is complete and further soil remediation measures are under design. We are in negotiations with the United States Department of Justice to resolve claims under the Clean Air Act relating to a 1998 explosion at this location.

➢	Groundwater Treatment and Monitoring

Major remediation for certain sites, such as Kramer, Whitmoyer, Woodlands and Goose Farm has been completed. We are continuing groundwater remediation and monitoring programs. Reserves for these costs have been established.

➢	Company Manufacturing Facilities

We also have accruals for corrective action programs under governmental environmental laws at several of our manufacturing sites. The more significant of these accruals have been recorded at the following sites: Bristol, Pennsylvania; Houston, Texas; Ringwood, Illinois; and Mozzanica, Italy. We are in discussions with the EPA regarding possible enforcement arising out of an environmental inspection in 2000 at our Houston facility.

➢	Remediation Reserves and Reasonably Possible Amounts

Our reserves for environmental remediation, as presented below, are recorded appropriately as current and long-term liabilities in the Consolidated Balance Sheets. The amounts charged to earnings pre-tax for environmental remediation and related charges were $8 million and $4 million for the three months ended June 30, 2004 and 2003, respectively, and $19 million and $7 million for the six months ended June 30, 2004 and 2003, respectively. The reserves for remediation were $139 million and $127 million at June 30, 2004 and December 31, 2003, respectively, and are recorded as liabilities (current and long-term) in the Consolidated Balance Sheets.

Our reserves represent those costs that we believe to be probable and reasonably estimable. Other costs, which have not met the definition of probable, but are reasonably possible and estimable, have been included in our disclosure of reasonably possible loss contingencies. In addition to accrued environmental liabilities, we have identified reasonably possible loss contingencies related to environmental matters of approximately $87 million and $84 million at June 30, 2004 and December 31, 2003, respectively.

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

Other Litigation

In February 2003, we were served with European Commission Decisions requiring submission to investigations in France and the United Kingdom, a search permit in Japan from the Japanese Fair Trade Commission, an order for the production of records and information in Canada and two grand jury records subpoenas in the United States all relating to a global antitrust investigation of the Plastics Additives industry. We subsequently received a request for additional information from the Japanese Fair Trade Commission. The Japanese Fair Trade Commission found that three Japanese producers had fixed prices for plastics additives products but found no illegal conduct by Rohm and Haas. We are cooperating fully with all governmental authorities.

In addition, the company is a party to seven private civil antitrust actions which have been consolidated in the U.S. District Court for the Eastern District of Pennsylvania and one in State Court in Ohio. These actions have been brought against Rohm and Haas and other producers of plastics additives products by purchasers of these products and seek civil damages as a result of alleged violations of the antitrust laws. The named plaintiffs in each of these actions are seeking to sue on behalf of all similarly situated purchasers of plastics additives products. Federal law provides that persons who have been injured by violations of Federal antitrust law may recover three times their actual damages plus attorneys fees. Ohio state antitrust law provides for double damage indemnity. In May 2004, another lawsuit was filed in state court in California seeking to recover damages on behalf of California’s indirect purchasers of plastic additives products. We do not believe these cases have merit and will defend them vigorously.

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

There are also pending lawsuits filed against Morton related to employee exposure to asbestos at a manufacturing facility in Weeks Island, Louisiana with additional lawsuits expected. We expect that most of these cases will be dismissed because they are barred under worker’s compensation laws; however, cases involving asbestos-caused malignancies may not be barred under Louisiana law. Subsequent to the Morton acquisition, we commissioned medical studies to estimate possible future claims and recorded accruals based on the results. Morton has also been sued in connection with asbestos related matters in the former Friction Division of the former Thiokol Corporation, which merged with Morton in 1982. Settlement amounts to date have been minimal and many cases have closed with no payment. We estimate that all costs associated with future Friction Division claims, including defense costs, will be well below our insurance limits.

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

ITEM 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following commentary should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements for the year ended December 31, 2003, and Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in our 2003 Annual Report filed on Form 10-K with the Securities and Exchange Commission (SEC).

Within the following discussion, unless otherwise stated, “three month period” and “six month period” refers to the three and six months ended June 30, 2004, and “prior period” refers to comparisons with the corresponding period in the previous year, unless otherwise stated.

Net Earnings before cumulative effect of accounting change are abbreviated as “Earnings” within the MD&A.

Company Overview

We are a global specialty materials company that began over 90 years ago when a chemist and a businessman decided to form a partnership to make a unique chemical product for the leather industry. That once tiny firm, now known as Rohm and Haas Company, reported sales of $6.4 billion in 2003 on a portfolio of global businesses including specialty chemicals, electronic materials and salt. Today, we leverage science and technology in many different areas to design materials and processes that enable our customers’ products to work. We serve many different market places, the largest of which include: construction and building, electronics, packaging, household products and personal care, automotive, and food and retail. To serve these markets, we operate approximately 100 manufacturing and 30 research facilities in 27 countries with approximately 17,000 employees. Our geographic reach continues to expand with approximately 52% of our sales in North America, 27% in Europe, 18% in Asia-Pacific and 3% in Latin America.

Industry Dynamics

Over the past decade, the global chemical industry has grown faster than the overall Gross Domestic Product. Projections for the next several years suggest this will likely continue. We expect the highest growth rates will be in the Asia-Pacific region over the next ten years.

The specialty materials industry is highly competitive. In some sectors, global dynamics have put specialty materials producers in between the large global petrochemical producers and the large down stream retailers. In addition, the varying regional growth rates, the instant access to vast amounts of information, and super-efficient commercial transactions enabled by the internet are testing the historical industry models. We believe opportunities exist for companies with the right business portfolio of value-added products and the global presence and flexibility to cope with these changing macro-industry trends.

Our Focus

Our focus is on the following areas:

•	Growth

•	Cash Generation

•	Corporate Governance

Growth

We are committed to increasing sales and profitability in our existing segments through:

•	Innovation — focusing our research investment on development of new products, new technology and step-out opportunities, particularly in the areas of our world class acrylic and electronic material technologies;

•	Marketing excellence — focusing our energies on the fastest growing market segments; cultivating our name recognition in the marketplace and differentiating ourselves from our competitors;

•	Geographic reach — leveraging our geographic footprint to take advantage of market demand and capitalizing on our presence in the high growth Asia-Pacific region; and

•	Growth through efficiency — leveraging our state-of-the art information technology infrastructure, including our recently implemented Enterprise Resource Planning system, as well as standardizing and simplifying work processes and realigning our global manufacturing footprint.

Cash Generation

We will use our ability to generate cash flow from operating activities and our strong cash position to maintain flexibility in our balance sheet, while continuing the company’s long history of increasing dividend payments. In both 2003 and 2002, we generated over $900 million in cash from operating activities.

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

Our Board of Directors has invested substantial time in examining our business practices with regard to the norms of institutional integrity. Our Board is comprised of 14 directors, of whom 12 are non-employees. Our Audit, Nominating/Governance and Compensation committees of the Board are all composed entirely of independent directors.

Summary of Financial Results

In the second quarter of 2004, we reported sales of $1,801 million, a 15% increase over the second quarter of 2003, reflecting strong demand in most of our businesses and the impact of favorable currencies and slightly higher selling prices.

Gross profit margin decreased to 28.2% from 29.4% in the second quarter of 2003 due to significantly higher raw material and energy costs which were only partially offset by the benefit of favorable currencies and good plant operating efficiency. Selling and administrative expenses increased 7% on a year-on-year basis, reflecting higher employee-related expenses, consulting costs and the unfavorable impact of currencies on expenses. Research and development spending increased 7% over the same period in 2003 due to higher employee-related costs and higher spending, which is consistent with our plan for 2004.

In the second quarter of 2004, we reported earnings of $118 million, or $0.52 per share, as compared to a loss from continuing operations of $3 million or $.02 per share in the second quarter of 2003. The loss in 2003 included after-tax restructuring charges of $94 million or $.43 per share. The remaining growth in 2004 earnings was primarily due to increased gross profits driven by higher sales, slightly offset by higher selling and administrative expenses.

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

Our most significant reserves have been established for remediation and restoration costs associated with environmental damage. As of June 30, 2004, we have $139 million recorded for environmental related costs. We conduct studies and site surveys to determine the extent of environmental damage and necessary remediation. With the expertise of our environmental engineers and legal counsel we determine our best estimates for remediation and restoration costs. These estimates are based on forecasts of future costs for remediation and change periodically as additional and better information becomes available. Changes to assumptions and considerations used to calculate remediation reserves could materially affect our results of operations. If we determine that the scope of remediation is broader than originally planned, discover new contamination, discover previously unknown sites or become subject to related personal injury or property damage claims, our estimates and assumptions could materially change.

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

We believe that the current assumptions and other considerations used to estimate the current year effective and deferred tax positions are appropriate. However, if the actual outcome of future tax consequences differs from our estimates and assumptions, the resulting change to the provision for income taxes could have a material adverse impact on the consolidated results of operations and statement of position. A 1% change in the effective tax rate would change the annual income tax expense by $6 million.

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

Goodwill and indefinite-lived intangible assets are reviewed annually or more frequently if changes in circumstances indicate the carrying value may not be recoverable. To test for recoverability, we typically utilize discounted estimated future cash flows to measure fair value for each reporting unit. This calculation is highly sensitive to both the estimated future cash flows of each reporting unit and the discount rate assumed in these calculations. These components are discussed below:

➢	Estimated future cash flows

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

➢	Discount rate

We employ a Weighted Average Cost of Capital (WACC) approach to determining our discount rate for goodwill recoverability testing. Our WACC calculation includes factors such as the risk free rate of return, cost of debt and expected equity premiums. The factors in this calculation are largely external to our company and therefore beyond our control. The WACC utilized in our goodwill recoverability testing for 2004 and 2003 was 9.5% and 9.1%, respectively. A 1% change in the WACC will result in an approximate 15% change in the computed fair value of our reporting units. The following table summarizes the major factors which influence the rate:

	2004	2003
Risk free rate of return	5.4%	4.5%
Cost of debt	7.2%	7.1%
Market risk premium	4.0%	5.0%

The change in risk free rate of return is due to the overall increase in the U.S. interest rates between May 2003 and May 2004. In 2004, we reduced our estimate of the market risk premium to reflect management’s judgement of its cost of capital to be consistent with market risk premium rates used in other financial assumptions by the Company.

We believe the current assumptions and other considerations used in the above estimates are reasonable and appropriate. Based on the results of the annual impairment test in 2004, our Automotive Coatings, Adhesives and Sealants, and certain Process Chemicals reporting units and our Salt indefinite-lived intangible assets had fair values only slightly in excess of the book value of their net assets. Accordingly, even a small adverse change in the estimated future cash flows for these businesses or increases in the WACC rate could result in the fair value falling below the book value of their net assets. This could result in material impairment charges.

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

The following illustrates the annual impact on pension expense of a 50 basis point increase or decrease from the current assumptions.

	Weighted-	Estimated	Combined
	Average	Return on	Increase/(decrease)
(in millions)	Discount Rate	Plan Assets	Pension Expense
50 basis point increase	$(5)	$(7)	$(12)
50 basis point decrease	$5	$7	$12

Forward-Looking Information

This document contains forward-looking information so that investors will have a better understanding of our future prospects and make informed investment decisions. Forward-looking statements within the context of the Private Securities Litigation Reform Act of 1995 include statements anticipating future growth in sales, earnings, earnings before interest, taxes, depreciation and amortization and cash flows. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” and similar language to describe prospects for future operations or financial condition identify such forward-looking statements. Forward-looking statements are based on management’s assessment of current trends and circumstances, which may be susceptible to uncertainty, change or any other unforeseen development. Results could differ materially depending on such factors as change in business climate, economic and competitive uncertainties, the cost of raw materials, natural gas, and other energy sources and the ability to achieve price increases to offset such cost increases, foreign exchange rates, interest rates, acquisitions or divestitures, risks in developing new products and technologies, the impact of new accounting standards, assessments for asset impairments, the impact of tax and other legislation and regulation in the jurisdictions in which we operate, changes in business strategies, or the unanticipated costs of complying with environmental and safety regulations. As appropriate, additional factors are described in our 2003 Annual Report filed on Form 10-K with the SEC on March 8, 2004. We are under no obligation to update or alter our forward-looking statements, as a result of new information, future events or otherwise.

SECOND QUARTER 2004 VERSUS SECOND QUARTER 2003 — CONSOLIDATED

Net Sales and Operating Margins

In the second quarter of 2004, we reported consolidated net sales of $1,801 million, an increase of 15% or $231 million from prior period net sales of $1,570 million. This increase is primarily driven by greater demand across most of our businesses and the favorable impact of currencies as presented below:

Sales Change for the Second Quarter 2004
Volume/mix	10%
Currency	3%
Selling price	1%
Other	1%

Total change	15%

Our gross profit for the second quarter of 2004 was $508 million, an increase of 10% or $47 million from $461 million in the second quarter of 2003, due largely to higher sales. Gross profit margin decreased to 28.2% from 29.4% in the second quarter of 2003 due to significantly higher raw material and energy costs which were only partially offset by the benefit of favorable currencies and good plant operating efficiency.

In 2004, we are experiencing raw material and energy prices that significantly exceed 2003 levels; however, it is difficult to predict the extent and duration of higher prices. To support our operations, we purchase over 3.0 billion pounds of petrochemical-based raw materials globally. The single largest of these raw materials is propylene at approximately 1.2 billion pounds annually. We are currently experiencing some tightness in the supply of these petrochemical-based raw materials. We expect this tightness to persist throughout 2004. We are making efforts to mitigate the impact of escalating raw material and energy costs primarily by ongoing focus on operating efficiencies, utilizing swap, option and collar contracts and increasing selling prices. During 2004, the ongoing escalation of increasing raw material and energy costs is occurring at rates faster than our price increases can fully recover. We anticipate this gap between raw material and selling prices will negatively impact gross margins throughout the remainder of 2004.

Selling and Administrative Expense

Selling and administrative expense increased 7% or $15 million to $240 million from $225 million in the second quarter of 2003. The increase was primarily due to: 1) higher employee-related costs, including increased pension expense, normal salary increases, the increasing rate of health care costs and higher stock-based compensation expense; 2) higher consulting fees for process reengineering efforts and internal control documentation as part of our efforts to meet compliance rules under the Sarbanes-Oxley Act of 2002; and 3) the unfavorable impact of currencies. The favorable impact of recent cost savings initiatives partially offset these increases.

Research and Development Expense

Research and development expenses for the second quarter of 2004 were $64 million, a 7% increase from $60 million in the second quarter of 2003 reflecting higher employee-related costs and higher spending, which is consistent with our plan for 2004.

Interest Expense

Interest expense for the current quarter was $33 million, a 6% increase from $31 million in the prior period. This increase was primarily a result of lower capitalized interest due to the lower capital spending in 2004 and the completion of our ERP implementation which has been our largest capital project over the last three years.

Amortization of Finite-lived Intangible Assets

Amortization of finite-lived intangible assets for the current quarter was $15 million, a 12% decline from $17 million in the prior period. The decrease is due to a lower asset base as compared to 2003, resulting primarily from the June 2003 impairment of $95 million of certain finite-lived intangible assets.

Share of Affiliate Earnings, net

In the second quarter of 2004, affiliate net earnings was $5 million, equal to the prior period.

Restructuring and Asset Impairments

Restructuring and asset impairments were $(1) million and $146 million in the quarter ended June 30, 2004 and 2003, respectively. In the second quarter of 2004, we recorded a charge of $11 million for severance and employee separation benefits, affecting 220 positions. This charge is primarily associated with the reorganization of our Louisville plant in our Plastic Additives business, but also included several smaller reduction in force efforts in other businesses. Offsetting this charge was $9 million of change in estimates to reserves recorded for prior year initiatives. This change in estimates was largely related to a reduction in the design and scope of our previously announced North American support services restructuring, where we determined business model transformation opportunities would not generate the anticipated benefit. In addition, a net gain of $3 million from the sale of property further offset the restructuring charges mentioned above related to facilities previously impaired.

In the second quarter of 2003, we recognized a charge of $146 million for restructuring and asset impairments. This charge was comprised of a provision for severance and employee benefit charges of $44 million and asset impairment charges of $102 million recorded to adjust the carrying value of certain finite-lived intangible and net fixed assets to their fair values.

Of the total provision for severance and employee benefits in 2003, $22 million pertained to a European restructuring initiative and $16 million pertained to changes in estimates to provisions associated with North American restructuring activities initiated in prior periods, primarily due to pension plan settlement losses. The remaining $6 million was attributable to smaller reduction in force efforts in several of our businesses. Of the total asset impairment charge, approximately $80 million related to the Lamineer product line of the Powder Coatings business in the Coatings segment, resulting from a sustained down turn in the office furniture market. The remaining charge consisted primarily of a $22 million impairment of assets associated with our Specialty Magnesia product line in the Performance Chemicals segment, resulting from internal and external changes in this business.

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

Other (Income) Expense, net

In the second quarter of 2004, net other income of $3 million was relatively consistent with the $1 million of net other income in the second quarter of 2003.

Effective Tax Rate

We recorded a provision for income tax expense of $47 million for the second quarter of 2004 reflecting an effective tax rate of 28.5% which compares favorably to the 32% effective rate for earnings excluding restructuring in 2003. The decrease in the effective rate was due to lower taxes on foreign earnings.

Net Earnings

In the second quarter of 2004, we reported earnings of $118 million, or $0.52 per share, as compared to a loss from continuing operations of $3 million or $.02 per share in the second quarter of 2003. The loss in 2003 included after-tax restructuring charges of $94 million or $.43 per share. The remaining growth in 2004 earnings was primarily due to increased gross profit driven by higher sales, slightly offset by higher selling and administrative expenses.

SECOND QUARTER 2004 VERSUS SECOND QUARTER 2003 – BY BUSINESS SEGMENT

Net Sales by Business Segment and Region

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2004	2003	2004	2003
Business Segment
Coatings	$642	$563	$1,208	$1,064
Performance Chemicals	398	353	776	683
Monomers	346	302	644	544
Electronic Materials	319	256	621	509
Salt	138	137	422	418
Adhesives and Sealants	174	159	350	318
Elimination of Intersegment Sales	(216)	(200)	(388)	(353)

Total	$1,801	$1,570	$3,633	$3,183

Customer Location
North America	$909	$816	$1,884	$1,721
Europe	489	445	978	863
Asia-Pacific	338	260	645	504
Latin America	65	49	126	95

Total	$1,801	$1,570	$3,633	$3,183

Earnings (Loss) by Business Segment (1, 3)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2004	2003	2004	2003
Business Segment
Coatings	$66	$(4)	$122	$43
Performance Chemicals	34	(2)	66	14
Monomers	24	12	39	14
Electronic Materials	37	20	68	41
Salt	—	3	24	32
Adhesives and Sealants	9	2	22	12
Corporate (2)	(52)	(34)	(109)	(77)

Total	$118	$(3)	$232	$79

(1)	Presented before cumulative effect of accounting change.

(2)	Corporate includes certain corporate governance costs, the unallocated portion of shared services, interest income and expense, environmental remediation expense, insurance recoveries and certain balance sheet currency translation gains and losses.

(3)	Earnings (loss) were tax effected using our overall consolidated effective tax rate.

Provision for Restructuring and Asset Impairment by Business Segment

	Three Months Ended		Six Months Ended
Pre-Tax	June 30,		June 30,
(in millions)	2004	2003	2004	2003
Business Segment
Coatings	$1	$98	$1	$102
Performance Chemicals	4	38	4	43
Monomers	—	2	—	2
Electronic Materials	(3)	2	(3)	(1)
Salt	—	—	—	—
Adhesives and Sealants	1	5	(1)	4
Corporate	(4)	1	(4)	1

Total	$(1)	$146	$(3)	$151

	Three Months Ended		Six Months Ended
After-Tax	June 30,		June 30,
(in millions)	2004	2003	2004	2003
Business Segment
Coatings	$1	$63	$1	$66
Performance Chemicals	3	25	3	28
Monomers	—	1	—	1
Electronic Materials	(2)	1	(2)	(1)
Salt	—	—	—	—
Adhesives and Sealants	1	3	—	3
Corporate	(4)	1	(4)	1

Total	$(1)	$94	$(2)	$98

Coatings

Net sales from Coatings were $642 million, an increase of 14% or $79 million from net sales of $563 million in 2003, primarily driven by higher demand and the favorable impact of currencies. Sales from Architectural and Functional Coatings, which account for the majority of total Coatings sales, increased 15% over the prior year due primarily to strong demand and to a lesser extent the favorable impact of currencies. This increase in demand is attributable to strong growth in the Paint Can market in North America, Latin America and Europe and higher demand in Asia-Pacific across most markets. Powder Coatings sales increased 10% due to higher demand in the Automotive and Industrial segments, as well as the favorable impact of currencies. Automotive Coatings sales increased 5% from the prior period, primarily driven by share gains in the North American market which were partially offset by lower pricing.

Earnings increased $70 million to $66 million in 2004 compared to a loss of $4 million in 2003, which included $63 million in after-tax restructuring and asset impairment charges. The remaining earnings growth in 2004 is driven by the higher sales and the favorable impact of currencies which were offset by higher raw material and energy costs.

Performance Chemicals

In the second quarter of 2004, net sales from Performance Chemicals were $398 million, an increase of 13% or $45 million from prior period net sales of $353 million driven by higher demand across most businesses and the favorable impact of currencies. Sales from Plastics Additives increased 16% from the prior period mostly driven by higher demand in North America and Europe, the favorable impact of currencies and increased selling prices. Sales from Consumer and Industrial Specialties increased 10% over the prior period. The majority of the increase was due to higher demand in North America for biocides used in wood preservation and detergent dispersants in both Asia-Pacific and North America as well as the favorable impact of currencies. Net sales from Process Chemicals increased 12% primarily due to higher demand, particularly in the organic specialties and ion exchange resins markets as industrial markets in Asia Pacific and North America continue to recover, while the bleaching products market remains difficult.

Earnings increased $36 million to $34 million this quarter, compared to a loss of $2 million in the prior period which included $25 million in after-tax restructuring and asset impairment charges. The remaining 2004 growth in earnings was driven by the higher sales and plant operating efficiency which more than offset higher raw material and energy costs.

Monomers

In the second quarter of 2004, net sales from Monomers were $346 million, an increase of $44 million or 15% from prior period net sales of $302 million. Net sales figures for Monomers include sales to our internal downstream monomer-consuming businesses – primarily Architectural and Functional Coatings, Adhesives and Sealants and Performance Chemicals. Sales to external customers increased 27% to $130 million in the first quarter of 2004 from $102 million in the prior period. This increase can be attributed primarily to higher demand and improved pricing implemented to offset raw material and energy costs.

	Three Months Ended
	June 30,
(in millions)	2004	2003
Total sales	$346	$302
Elimination of intersegment sales	(216)	(200)

Third party sales	$130	$102

Earnings of $24 million for the second quarter of 2004 increased $12 million from the $12 million in the prior period, primarily due to higher sales, increased selling prices and favorable plant operations which were partially offset by higher raw material and energy costs.

Electronic Materials

In the second quarter of 2004, net sales from Electronic Materials were $319 million, a 25% increase from net sales of $256 million in 2003. Sales increased in all businesses primarily due to higher demand and improved product mix. The favorable impact of currencies essentially offset normal selling price declines of 2%. Sales of advanced technology products, such as deep ultra-violet photoresists, anti-reflective coatings and chemical mechanical planarization pads and slurries increased 25% from the prior period. Sales from Circuit Board Technologies increased 20% over the prior year driven by growth in all regions. Sales from Semiconductor Technologies increased 23% as compared to 2003, with higher demand across all regions, with Asia-Pacific representing the largest growth. Sales from Packaging and Finishing Technologies increased 32% from the prior period as a result of both increased market demand for electronic and industrial applications.

Earnings increased 85% to $37 million in 2004, as compared to $20 million in 2003, primarily led by the sales growth in the higher margin advanced technology product lines and efficient plant operations.

Salt

In the second quarter of 2004, net sales from Salt were $138 million, an increase of 1% over the prior year period of $137 million. Increased selling prices and favorable currency were partially offset by lower overall demand. Demand for new products, as well as higher demand for water conditioning products partially offset the decreased ice-control sales as compared with near record sales of the prior year period.

Earnings were break even in 2004 compared to earnings of $3 million in the prior period reflecting the impact of lower ice-control demand, increased promotional expenses for new products and higher energy and employee-related costs.

Adhesives and Sealants

In the second quarter of 2004, net sales from Adhesives and Sealants were $174 million, an increase of 9% or $15 million from the net sales of $159 million in 2003, primarily driven by higher demand, the favorable impact of currencies and higher pricing. The higher demand was primarily in both North America, where demand was up for many markets, but especially caulks, and in Asia-Pacific, driven primarily by package and label adhesives.

Earnings increased to $9 million in 2004 compared to $2 million in 2003, which included $3 million in after-tax restructuring charges. The remaining earnings growth in 2004 is driven by higher sales, favorable plant operations and selling price improvements, which more than offset higher raw material and energy costs.

While the performance of this business has improved over the prior year, we are still forecasting annual operating results below our longer-term expectations of 6% to 8% in net earnings margin. Future improvement plans needed to meet our expectations could result in material restructuring and asset impairment charges. If we were unable to achieve the expected margins for this business, it would adversely impact the discounted estimated future cash flows for this segment, which are used to test the recoverability of goodwill. This could result in material goodwill and intangible asset impairment charges if the fair value falls below the book value of Adhesives and Sealants’ net assets.

Corporate

Corporate reported net expenses of $52 million in the second quarter, representing a 53% increase over prior period expenses of $34 million. The increase was primarily due to foreign currency translation losses, higher consulting expenses due to business reengineering activities and environmental remediation expenses.

SIX MONTHS 2004 VERSUS SIX MONTHS 2003 — CONSOLIDATED

Net Sales and Operating Margins

In the six months ended June 30, 2004, we reported consolidated net sales of $3,633 million, an increase of 14% or $450 million from prior period net sales of $3,183 million. This increase is primarily driven by: greater demand across most of our businesses, the favorable impact of currencies and slightly higher selling price as presented below:

Sales Change for Year to Date 2004
Volume	8%
Currency	4%
Selling price and other	1%
Other	1%

Total change	14%

Our gross profit for the six months ended June 30, 2004 was $1,022 million, an increase of 12% or $112 million from $910 million in the prior period, on higher sales. Gross profit margin decreased to 28.2% from 28.6% in the first six months of 2003, due to significantly higher raw material and energy costs which were only partially offset by the benefit of favorable currencies, selling price increases and good plant operating efficiency.

In 2004, we are experiencing raw material and energy prices that significantly exceed 2003 levels; however, it is difficult to predict the extent and duration of higher prices. To support our operations, we purchase over 3.0 billion pounds of petrochemical-based raw materials globally. The single largest of these raw materials is propylene at approximately 1.2 billion pounds annually. We are currently experiencing some tightness in the supply of these petrochemical-based raw materials. We expect this tightness to persist throughout 2004. We are making efforts to mitigate the impact of escalating raw material and energy costs primarily by ongoing focus on operating efficiencies utilizing swap, option and collar contracts and increasing selling prices. During 2004, the ongoing escalation of raw material and energy costs is occurring at rates faster than our price increases can fully recover. We anticipate this gap between raw material and selling prices will negatively impact gross margins throughout the remainder of 2004.

Selling and Administrative Expense

Selling and administrative expense increased 10% or $44 million to $484 million from $440 million in the prior period. The increase was primarily due to: 1) higher employee-related costs, including increased pension expense, normal salary increases, the increasing rate of health care costs and higher stock-based compensation expense; 2) higher consulting fees for process reengineering efforts and internal control documentation as part of our efforts to meet compliance rules under the Sarbanes-Oxley Act of 2002; and 3) the unfavorable impact of currencies primarily due to the strengthening of foreign currencies versus the U.S. dollar. The favorable impact of recent cost savings initiatives partially offset these increases.

Research and Development Expense

Research and development expenses for the six months ended June 30, 2004 were $128 million, a 6% increase from $121 million in the prior period reflecting higher employee-related costs and higher spending, which is consistent with our plan for 2004.

Interest Expense

Interest expense for the current quarter was $63 million, equal to the prior period.

Amortization of Finite-lived Intangible Assets

Amortization of finite-lived intangible assets for the current quarter was $31 million, a 9% decline from $34 million in the prior period. The decrease is due to a lower asset base as compared to 2003, resulting primarily from the June 2003 impairment of $95 million of certain finite-lived intangible assets.

Share of Affiliate Earnings, net

In the six months ended June 30, 2004, affiliate net earnings increased to $10 million from $8 million in the prior period. The increase was primarily due to increased earnings for joint ventures in our Coatings and Electronic Materials segments.

Restructuring and Asset Impairments

Restructuring and asset impairments were $(3) million and $151 million for the six months ended June 30, 2004 and 2003, respectively. In 2004, we recorded a charge of $11 million for severance and employee separation benefits, affecting 220 positions. This charge is primarily associated with the reorganization of our Louisville plant in our Plastic Additives business, but also included several smaller reduction in force efforts in other businesses. Offsetting this charge was $11 million of change in estimates to reserves recorded for prior year initiatives. This change in estimates is largely related to a reduction in the design and scope of our previously announced North American support services restructuring, as certain business model transformation opportunities would not generate the anticipated benefits. In addition, a net gain of $3 million from the sale of property further offset the above restructuring charges mentioned above related to facilities previously impaired.

In the six months ended June 30, 2003, we recognized $151 million of restructuring and asset impairment charges, an increase of $135 million over 2002. In the three months ended June 30, 2003, we recognized a charge of $146 million for restructuring and asset impairments. This charge was comprised of a provision for severance and employee benefit charges of $44 million and asset impairment charges of $102 million to adjust the carrying value of certain finite-lived intangible and net fixed assets to their fair value. Added to this were net charges of $5 million for restructuring and asset impairments for the first quarter of 2003. This first quarter charge was comprised of: 1) a provision for employee separation benefits associated with cost savings initiatives throughout several of our businesses of $11 million; 2) non-cash asset impairment charges of $3 million; 3) gains of $5 million from the sale of idle plants; and 4) a net gain of $4 million resulting from the sale of our dry film business to Eternal Chemical in March 2003. The net gain of $4 million includes the gain on sale of the dry film business, a provision of $7 million for employee separation benefits and asset impairment charges of $3 million.

In general, we continue to analyze other efficiency initiatives, including plant closures, manufacturing footprint redesign and organizational restructuring brought about by the implementation of our Enterprise Resource Planning system. If approved by management, significant future initiatives could result in material restructuring and asset impairment charges. We believe that it is possible that additional restructuring activities will be approved during 2004 which could result in restructuring and asset impairment charges. We are currently not able to estimate the impact of these charges although they could be material.

Other (Income) Expense, net

In the six months ended June 30, 2004, net other income of $2 million was equal to that in the prior period.

Effective Tax Rate

We recorded a provision for income tax expense of $99 million for the six months ended June 30, 2004 reflecting an effective tax rate of 29.9%. The decrease in the effective rate from 32.8% on earnings excluding restructuring in 2003 is primarily due to lower taxes on foreign earnings.

Cumulative Effect of Accounting Change

The adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations,” was a required change in accounting principle and the cumulative effect of adopting this standard as of January 1, 2003 resulted in a non-cash, after-tax charge of $8 million in the first quarter of 2003.

Net Earnings

In the six months ended June 30, 2004, we reported earnings from continuing operations of $232 million, or $1.03 per share, as compared to prior period earnings from continuing operations of $79 million or $.36 per share. The 2003 results include $98 million or $.44 per share in after-tax restructuring and asset impairment charges. The growth in 2004 earnings was primarily due to increased gross profit driven by higher sales slightly offset by higher selling and administrative expenses. Net earnings in 2003 also included an after-tax charge of $8 million for asset retirement obligations resulting from the adoption of SFAS No. 143. This charge was reflected as a cumulative effect of accounting change.

SIX MONTHS 2004 VERSUS SIX MONTHS 2003 – BY BUSINESS SEGMENT

Coatings

Net sales from Coatings were $1,208 million, an increase of 14% or $144 million from net sales of $1,064 million in 2003, primarily driven by the impact of higher demand and favorable impact of currencies. Sales from Architectural and Functional Coatings, which account for the majority of total Coatings sales, increased 15% over the prior year due primarily to strong demand and to a lesser extent the favorable impact of currencies. This increase in demand is attributable to strong growth in the Paint Can market in North America, Latin America and Europe and higher demand in Asia-Pacific across most markets. Powder Coatings sales increased 10% due to the favorable impact of currencies as well as higher demand in the Automotive and Industrial segments, especially in Europe. Automotive Coatings sales increased 5% from the prior period, primarily driven by the favorable impact of currencies and share gains in the North American market, partially offset by lower selling prices.

Earnings increased $79 million to $122 million in 2004 compared to $43 million in 2003, due largely to the 2003 restructuring and asset impairment charges of $66 million after –tax. The remaining increase from the prior period is driven primarily by higher sales and the favorable impact of currencies, which more than offset by higher raw material and energy costs.

Performance Chemicals

In the six months ended June 30, 2004, net sales from Performance Chemicals were $776 million, an increase of 14% or $93 million from prior period net sales of $683 million driven by higher demand across most businesses and the favorable impact of currencies. Sales from Plastics Additives increased 17% from the prior period mostly driven by higher demand in North America and Europe and the impact of favorable foreign currency. Sales from Consumer and Industrial Specialties increased 12% over the prior period. The increase was primarily due to higher demand in North America for biocides used in wood preservation and detergent dispersants in both Asia-Pacific and North America, as well as the favorable impact of currencies. Net sales from Process Chemicals increased 9%, mostly due to higher demand, particularly in the organic specialties and ion exchange resins markets.

Earnings increased $52 million to $66 million in the six months ended June 30, 2004, compared to $14 million in the prior period due largely to the 2003 restructuring and asset impairment charges of $28 million after tax. The remaining growth in earnings was driven by higher sales and the favorable impact of currencies and efficient operations, which more than offset higher raw material and energy costs.

Monomers

In the six months ended June 30, 2004, net sales from Monomers were $644 million, an increase of 18% from prior period net sales of $544 million. Net sales figures for Monomers include sales to our downstream monomer-consuming businesses — primarily Architectural and Functional Coatings, Adhesives and Sealants and Performance Chemicals. Sales to external customers increased 34% to $256 million in 2004 from $191 million in the prior period. This increase can be attributed to higher demand, the favorable impact of currencies and improved pricing implemented to offset high raw material and energy costs.

	Six Months Ended
	June 30,
(in millions)	2004	2003
Total Sales	$644	$544
Elimination of Intersegment Sales	(388)	(353)

Third Party Sales	$256	$191

Earnings of $39 million for the six months ended June 30, 2004 increased $25 million from the prior period of $14 million, reflecting increased gross profit on higher sales, favorable plant operations and improved pricing, which more than offset the higher raw material and energy costs.

Electronic Materials

In the six months ended June 30, 2004, net sales from Electronic Materials were $621 million, a 22% increase from net sales of $509 million in 2003. Sales increased in all businesses and regions, with increased demand especially for higher technology products. The favorable impact of currencies essentially offset normal selling price declines of 2%. Sales of advanced technology products, such as deep ultra-violet photoresists, anti-reflective coatings and chemical mechanical planarization pads and slurries increased 23% from the prior period. Sales from Circuit Board Technologies increased 18% over the prior year driven by growth in Asia-Pacific and North America. Sales from Semiconductor Technologies increased 20% as compared to 2003 on recovery of market conditions. Sales from Packaging and Finishing Technologies increased 32% from the prior period as demand for electronic and industrial applications continues to grow in all regions.

Earnings increased 66% to $68 million in six months ended June 30, 2004, as compared to $41 million in 2003, primarily led by growth in the higher margin advanced technology product lines.

Salt

In the six months ended June 30, 2004, net sales from Salt were $422 million, up 1% from the prior period net sales of $418 million. Increased selling prices and favorable currency offset lower overall demand. Demand for new products, as well as higher demand for water conditioning products partially offset the decreased ice-control sales as compared with record ice-control sales in the prior period.

Earnings declined 25% to $24 million in the six months ended June 30, 2004 compared to $32 million in the prior period reflecting increased promotional expenses for new products and higher distribution, energy and employee-related costs as compared to the prior period.

Adhesives and Sealants

In the six months ended June 30, 2004, net sales from Adhesives and Sealants were $350 million, an increase of 10% or $32 million from net sales of $318 million in 2003, primarily driven by the impact of higher demand, the favorable impact of currencies and selling price improvements. North American demand was up in many markets, especially caulks. Higher sales in Asia-Pacific and Latin America were driven by package and label adhesives.

Earnings increased 83% to $22 million in the six months ended June 30, 2004 compared to $12 million in 2003. The increase from the prior period is driven by a combination of higher sales, selling price improvements, cost savings from process efficiencies and the impact of favorable currencies all of which more than offset the higher raw material and energy costs.

While the performance of this business is improved over the prior year, we are still forecasting annual operating results below our long-term expectations of 6% to 8% net earnings margin. Future improvement plans needed to meet our expectations could result in material restructuring and asset impairment charges. If we were unable to achieve the expected margins for this business, it would adversely impact the discounted estimated future cash flows for this segment, which are used to test the recoverability of goodwill. This could result in material goodwill and intangible asset impairment charges if the fair value falls below the book value of Adhesives and Sealants’ net assets.

Corporate

Corporate reported net expenses of $109 million in the six months ended June 30, 2004, representing a 42% increase over prior period expenses of $77 million. The increase was primarily due to foreign currency translation losses, environmental spending to increase reserves and consulting expenses due to business reengineering activities.

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

Overview

We believe our strong financial position will allow us to pursue growth strategies and provide cash returns to our shareholders. Priorities for our available cash are:

•	Reinvest in core businesses through our capital expenditure program to drive profitable growth and enhance shareholder value. We may also consider selected acquisitions or alliances in targeted areas.

•	Pay cash dividends to our shareholders. We have 26 years of continuous annual dividend growth. During this 26-year period, our dividend has grown at an average annual compound rate of 10%.

Maintaining a strong balance sheet is also an important objective. We consider the ratio of total debt to total capital (total debt + total shareholders’ equity) to be an important measure of the strength of our balance sheet. As of June 30, 2004 the company’s debt ratio was 42%, down from 43% as of December 31, 2003. Over the next several years, we expect to utilize cash resources to reduce this ratio below 40% as debt is retired during the normal course of our long-term debt maturities.

Our primary source of liquidity was cash provided by operations and our principal uses of cash were capital expenditures, dividends, and debt reduction. These are summarized in the table below:

	Six Months Ended
	June 30,
(in millions)	2004	2003
Cash provided by operations	$258	$260
Capital expenditures	108	162
Dividends	105	93

Cash Provided By Operations

Cash provided by operations was $258 million for the six months ended June 30, 2004 which is less than the $260 million generated in 2003. The decrease is due primarily to the increase in accounts receivable as a result of higher sales and increased payments for accounts payable, partially offset by higher net earnings.

The cash flow we generate from operating activities is typically concentrated in the third and fourth quarters. This is due to the seasonal working capital patterns in some of our core businesses, such as Coatings, as well as the timing of certain annual payments such as employee bonuses, interest on debt and property taxes. For the full year, we expect cash from operating activities to be approximately $900 million as compared to approximately $950 million for 2003, which reflects certain reclassification for the treatment of proceeds from the exercise of stock options and for the impact of foreign currencies on cash and cash equivalents. Maintaining strong operating cash flow through earnings and working capital management will continue to be an important objective.

Capital Expenditures

We intend to manage our capital expenditures to take advantage of growth and productivity improvement opportunities as well as to fund ongoing environmental protection and plant infrastructure requirements. We have a well-defined review procedure for the authorization of capital projects. Year-to-date capital expenditures in 2004 are below 2003 expenditures due to the nature of our current year capital projects which individually are smaller compared with the significant expansions underway last year, including Houston, Texas; Villers-Saint-Paul, France; and completion of the Mumbai, India Plant. In May 2004, we completed the final phase of the implementation of our Enterprise Resource Planning (ERP) system which has been our largest capital project in each of the last three years. Capital expenditures for this implementation were $24 million and $26 million for the six months ended June 30, 2004 and 2003, respectively. We anticipate capital expenditures in 2004 to be approximately $325 million, which is slightly below the 2003 capital expenditures of $339 million.

Dividends

On June 1, 2004, we paid a quarterly dividend of $.25 per common share. This represented an increase of 14% from the dividend of $.22 per common share paid in the second quarter of 2003.

Other Cash Flow Information

During 2004, we invested $47 million in cash equivalents, considered restricted cash, through a trust designed to meet financial assurance requirements of U.S. state and local environmental agencies with respect to plant operations. We previously satisfied these requirements by purchasing bank letters of credit.

Included in cash used in investing activities in 2004 is $21 million expended to settle foreign exchange forward and currency collar contracts used to hedge our investments in Euro and yen-based operating units. Included in cash provided by financing activities is $43 million received in May 2004, in exchange for closing an interest rate swap contract. Additional information regarding our hedging activities is summarized in the accompanying Notes to Consolidated Financial Statements.

Liquidity and Debt

As of June 30, 2004, we had $278 million in cash, including restricted cash and $2,523 million in debt compared with $196 million and $2,575 million, respectively, at December 31, 2003. A summary of our cash and debt balances is provided below:

	June 30,	December 31,
(in millions)	2004	2003
Short-term obligations	$96	$107
Long-term debt	2,427	2,468

Total debt	$2,523	$2,575

Cash and cash equivalents	$231	$196
Restricted cash	47	—

Total	$278	$196

In December of 2003, we retired $451 million of our 6.95% debt that was due in July 2004. This early retirement was consistent with our objectives to reduce debt and was enabled by our strong December cash position. No new long-term debt was issued during 2004 or 2003.

While our primary source of short-term liquidity will be cash flows from operations, this will be supplemented with commercial paper and bank borrowings to support periodic local working capital needs. In October 2003, we entered into a $500 million revolving credit facility with a syndicated group of banks. This facility is committed until 2006 and is not contingent upon our credit rating. This unused facility replaces the previous $500 million credit facility, which was to expire in 2004. Management believes that our financial resources will adequately meet our business requirements during the next twelve months, including planned expenditures, working capital requirements and the dividend program.

Moody’s and Standard & Poors currently rate our senior unsecured long-term debt A-3 and BBB+, respectively with stable outlooks; and our short-term commercial paper, P2 and A2, respectively. In general, we believe Single A ratings are consistent with the objectives of our long-term financial policies.

Pension Plan Funding

Our U.S. ERISA-qualified pension plans represent approximately 80% of our pension plan assets and do not require additional funding in 2004. Our current projections based on 2003 results do not anticipate additional funding in the next two or three years. However, the amount and the timing of funding will be dependent on changes in the level of interest rates and the actual rate of return earned on plan assets. Funding could be accelerated if interest rate levels used to value liabilities decline or if assets fail to earn the assumed rate of return of 8.5%. For our smaller international plans, we expect to contribute approximately $15 million to meet funding needs in 2004. Provided there is no further decline of the global capital markets, we expect this annual level of funding to be sufficient to meet our non-U.S. plan needs over the next several years.

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

➢	Wood-Ridge Site

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

➢	Moss Point

During 1996, the EPA notified Morton of possible irregularities in water discharge monitoring reports filed by its Moss Point, Mississippi plant in early 1995. Morton investigated and identified other environmental issues at the plant. Although at the date of acquisition Morton had accrued for some remediation and legal costs, we revised these accruals as part of the allocation of the purchase price of Morton based on our discussions with the authorities and on the information available as of June 30, 2000. In 2000, we reached agreement with the EPA, the Department of Justice and the State of Mississippi, resolving these historical environmental issues. The agreement received court approval in early 2001. The accruals established for this matter were sufficient to cover the costs of the settlement. As a part of this agreement, 23 chemical facilities were subject to environmental audit by an independent consultant. Findings were provided to the government, but penalties, if any, associated with the findings have not yet been negotiated. In December 2001, we closed the chemicals portion of the Moss Point facility and are in the process of closing the remaining Electronic Materials portion as part of the sale of the dry film business. In December 2002, a complaint was filed in Mississippi on behalf of over 700 plaintiffs against Morton International, Rohm and Haas, Joseph Magazzu, a former Morton employee, and the Mississippi Department of Environmental Quality alleging personal injury and property damage caused by environmental contamination. Since then, similar complaints were filed in Mississippi subsequent to this date on behalf of additional plaintiffs and the number of plaintiffs now total approximately 2,500. These are individual plaintiffs since Mississippi procedural rules do not permit class actions. At this time, we see no basis for these claims and we will defend these cases vigorously.

➢	Paterson

We closed the former Morton plant at Paterson, New Jersey in December 2001, and are currently undertaking remediation of the site under New Jersey’s Industrial Site Recovery Act. Investigation of contamination of shallow soils and groundwater is nearly complete, with further investigation of deeper groundwater ongoing. Remediation systems for product and shallow groundwater recovery are in operation. Removal of most of the contaminated soil is complete and further soil remediation measures are under design. We are in negotiations with the United States Department of Justice to resolve claims under the Clean Air Act relating to a 1998 explosion at this location.

➢	Groundwater Treatment and Monitoring

Major remediation for certain sites, such as Kramer, Whitmoyer, Woodlands and Goose Farm has been completed. We are continuing groundwater remediation and monitoring programs. Reserves for these costs have been established.

➢	Company Manufacturing Facilities

We also have accruals for corrective action programs under governmental environmental laws at several of our manufacturing sites. The more significant of these accruals have been recorded at the following sites: Bristol, Pennsylvania; Houston, Texas; Ringwood, Illinois; and Mozzanica, Italy. We are in discussions with the EPA regarding possible enforcement arising out of an environmental inspection in 2000 at our Houston facility.

➢	Remediation Reserves and Reasonably Possible Amounts

Our reserves for environmental remediation, as presented below, are recorded appropriately as current and long-term liabilities in the Consolidated Balance Sheets. The amounts charged to earnings pre-tax for environmental remediation and related charges were $8 million and $4 million for the three months ended June 30, 2004 and 2003, respectively, and $19 million and $7 million for the six months ended June 30, 2004 and 2003, respectively. The reserves for remediation were $139 million and $127 million at June 30, 2004 and December 31, 2003, respectively, and are recorded as liabilities (current and long-term) in the Consolidated Balance Sheets.

Our reserves represent those costs that we believe to be probable and reasonably estimable. Other costs, which have not met the definition of probable, but are reasonably possible and estimable, have been included in our disclosure of reasonably possible loss contingencies. In addition to accrued environmental liabilities, we have identified reasonably possible loss contingencies related to environmental matters of approximately $87 million and $84 million at June 30, 2004 and December 31, 2003, respectively.

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

In addition, the company has been served with seven private civil antitrust actions which have been consolidated in the U.S. District Court for the Eastern District of Pennsylvania and one in State Court in Ohio. These actions have been brought against Rohm and Haas and other producers of plastics additives products by purchasers of these products and seek civil damages as a result of alleged violations of the antitrust laws. The named plaintiffs in each of these actions are seeking to sue on behalf of all similarly situated purchasers of plastics additives products. Federal law provides that persons who have been injured by violations of Federal antitrust law may recover three times their actual damages plus attorneys fees. Ohio state antitrust law provides for double damage indemnity. In May 2004, another lawsuit was filed in state court in California seeking to recover damages on behalf of California’s indirect purchasers of plastic additives products. We do not believe these cases have merit and will defend them vigorously.

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

NEW ACCOUNTING PRONOUNCEMENTS

➢	Variable Interest Entities

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

We hold an interest in a joint venture, accounted for under the equity method of accounting, that is considered a VIE. The variable interest relates to a cost-plus arrangement between the joint venture and each joint venture partner. We have determined that Rohm and Haas is not the primary beneficiary and therefore have not consolidated the entity’s assets, liabilities, and results of operations in our consolidated financial statements. The entity provides manufacturing services to the company and the other joint venture partner, and has been in existence since 1999. As of June 30, 2004, our investment in the joint venture totals approximately $29 million, representing our maximum exposure to loss.

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

As of June 30, 2004, our Chairman of the Board and Chief Executive Officer and our Vice President and Chief Financial Officer, together with management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 ( c ) and 15d- 14 ( c ) of the Exchange Act. Based on that evaluation, our Chairman of the Board and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Our Chief Executive Officer and Chief Financial Officer have signed their certifications as required by the Sarbanes-Oxley Act of 2002.

b)	Changes in Internal Controls over Financial Reporting

As previously disclosed, the Company commenced a phased implementation of a global Enterprise Resource Planning (ERP) system in 2000. The implementation of this system was completed in May 2004.

In connection with the ERP implementation, we are transitioning our former multiple legacy sub-consolidation systems to a single consolidation system. Consolidation systems are an important element within our system of internal control. In addition to accumulating the financial results from our subsidiaries’ accounting ledgers, these systems assist with the translation of foreign currencies, the elimination of intercompany activity and the preparation of our consolidated financial statements and business segment information. We also use our consolidation system internally for high-level analysis and review of our financial results. During this transition process, we identified several prior period entries pertaining to the accounting for the acquisition of Morton International that were incorrectly classified. See Note 1 to the Consolidated Financial Statements for further discussion of those entries.

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

ITEM 4. Submission Of Matters To A Vote Of Security Holders

(a)	The Company’s 86th annual meeting of stockholders was held on May 3, 2004, in Philadelphia, Pennsylvania.

(b)	The following is a tabulation of the results of voting by security holders for the election of directors:

Nominees	Votes For	Votes Withheld
William J. Avery	200,873,144	5,163,101
J. Michael Fitzpatrick	202,022,073	4,014,172
Earl G. Graves	198,899,921	7,136,324
Raj L. Gupta	202,302,126	3,734,119
David W. Haas	201,019,027	5,017,218
Thomas W. Haas	199,999,376	6,036,869
James A. Henderson	202,182,119	3,854,126
Richard L. Keyser	203,047,251	2,988,994
Jorge P. Montoya	203,016,293	3,019,952
Sandra O. Moose	200,332,844	5,703,401
Gilbert S. Omenn	202,381,250	3,654,995
Gary L. Rogers	203,076,604	2,959,641
Ronaldo H. Schmitz	200,142,050	5,894,195
Marna C. Whittington	200,388,225	5,648,020

(c)	The following is a tabulation of the results of voting by security holders for other matters:

Proposal to adopt the 2004 Rohm and Haas Company Annual Incentive Plan:

For Against Abstain	197,211,968 7,100,458 1,723,819

Proposal to adopt the 2004 Rohm and Haas Long-Term Performance Share Plan:

For Against Abstain No Vote	181,155,511 7,008,944 7,263,613 10,608,177

Proposal to adopt the 2004 Amended and Restated Rohm and Haas Company Stock Plan:

For Against Abstain No Vote	179,370,981 14,168,095 1,888,992 10,608,177

Ratification of PricewaterhouseCoopers LLP as Rohm and Haas Company’s Independent Auditor for 2004:

For Against Abstain	198,537,486 5,880,507 1,618,252

Proposal to transact any other business as may properly come before the meeting:

For Against Abstain	142,564,639 56,821,234 6,650,372

ITEM 6. Exhibits And Reports On Form 8-K

(a)	Exhibits

(10)	Three Year Credit Agreement

(31.1)	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

(31.2)	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

(32)	Certification Furnished Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002. The exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the Exchange Act) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

b)	Reports filed or furnished on Form 8-K during the quarter ended June 30, 2004.

On July 28, 2004, we furnished a current report on Form 8-K that included a press release issued on July 28, 2004, announcing the second quarter and June year-to-date results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Jacques M. Croisetiere Jacques M. Croisetiere
Vice President and Chief Financial Officer

DATE: August 3, 2004	ROHM AND HAAS COMPANY
(Registrant)