Form 10-Q
period 2004-09-30
ROHM & HAAS CO
filed 2004-10-28
CIK 84792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes [ X ] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [ X ] No [  ]

Common stock outstanding at October 22, 2004: 224,842,448 shares

ROHM AND HAAS COMPANY & SUBSIDIARIES
FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003
Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003
Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003
Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2004
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Management’s discussion of market risk is incorporated herein by reference to Item 7a of its Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 8, 2004

Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF VICE PRESIDENT & CHIEF FINANCIAL OFFICER
CERTIFICATION PURSUANT TO SECTION 906 OF SARBANES-OXLEY ACT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Rohm and Haas Company and Subsidiaries

Consolidated Statements of Operations

(in millions, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales	$1,803	$1,591	$5,436	$4,774
Cost of goods sold	1,290	1,124	3,901	3,397

Gross profit	513	467	1,535	1,377
Selling and administrative expense	233	209	717	649
Research and development expense	64	57	192	178
Interest expense	35	31	98	94
Amortization of finite-lived intangibles	16	16	47	50
Share of affiliate earnings, net	6	4	16	12
Restructuring and asset impairments	—	5	1	156
Other (income) expense, net	(25)	5	(31)	3

Earnings before income taxes and cumulative effect of accounting change	196	148	527	259
Income taxes	59	48	158	80

Earnings before cumulative effect of accounting change	$137	$100	$369	$179

Cumulative effect of accounting change, net of $3 of income taxes in 2003	—	—	—	(8)

Net earnings	$137	$100	$369	$171

Basic earnings per share (in dollars):
Earnings before cumulative effect of accounting change	$0.61	$0.45	$1.65	$0.81
Cumulative effect of accounting change	—	—	—	(0.04)

Net earnings per share	$0.61	$0.45	$1.65	$0.77

Diluted earnings per share (in dollars):
Earnings before cumulative effect of accounting change	$0.61	$0.45	$1.64	$0.81
Cumulative effect of accounting change	—	—	—	(0.04)

Net earnings per share	$0.61	$0.45	$1.64	$0.77

Weighted average common shares outstanding — basic	223.4	221.6	223.1	221.3
Weighted average common shares outstanding — diluted	224.9	222.6	224.7	222.0

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries

Consolidated Statements of Cash Flows

(in millions)
(unaudited)

	Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$369	$171
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on disposal of assets	(11)	(5)
Gain on sale of remaining interest of previous disposition	(8)	—
Restructuring and asset impairments	1	156
Depreciation	307	304
Amortization of finite-lived intangibles	47	50
Cumulative effect of accounting change, net of income taxes	—	8
Stock-based compensation	15	8
Changes in assets and liabilities:
Deferred income taxes	(53)	(67)
Accounts receivable	(166)	(105)
Inventories	7	—
Prepaid expenses and other assets	11	(36)
Accounts payable and accrued liabilities	(122)	(113)
Federal, foreign and other income taxes payable	34	79
Other, net	21	58

Net cash provided by operating activities	452	508

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in restricted cash	(49)	—
Proceeds from previous disposition	8	17
Acquisitions of businesses and affiliates, net	(1)	(19)
Proceeds from the sale of land, buildings and equipment	26	17
Additions to land, buildings and equipment	(172)	(231)
Payments for hedge of net investment in foreign subsidiaries	(21)	(46)

Net cash used in investing activities	(209)	(262)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings	7	(52)
Payment of dividends	(161)	(142)
Repayments of long-term debt	(7)	(38)
Proceeds from termination of interest rate swap	43	—
Proceeds from exercise of stock options	28	13

Net cash used in financing activities	(90)	(219)

Effect of exchange rate changes on cash and cash equivalents	3	11
Net increase in cash and cash equivalents	156	38
Cash and cash equivalents at beginning of period	196	295

Cash and cash equivalents at end of period	$352	$333

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries

Consolidated Balance Sheets

(in millions, except share data)
(unaudited)

	September 30,	December 31,
	2004	2003
Assets
Cash and cash equivalents	$352	$196
Restricted cash	49	—
Receivables, net	1,470	1,309
Inventories	811	821
Prepaid expenses and other current assets	211	201

Total current assets	2,893	2,527
Land, buildings and equipment, net of accumulated depreciation	2,778	2,941
Goodwill, net of accumulated amortization	1,653	1,653
Other intangible assets, net of accumulated amortization	1,686	1,734
Other assets	552	625

Total assets	$9,562	$9,480

Liabilities
Short-term obligations	$113	$107
Trade and other payables	488	609
Accrued liabilities	844	825
Federal, foreign and other income taxes payable	324	300

Total current liabilities	1,769	1,841
Long-term debt	2,434	2,468
Employee benefits	632	635
Deferred income taxes	899	928
Other liabilities	243	238

Total liabilities	5,977	6,110

Minority interest	15	13

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock: no shares issued
Common stock: shares issued - 242,078,349	605	605
Additional paid-in capital	2,036	2,002
Retained earnings	1,241	1,087

	3,882	3,694
Treasury stock, at cost (18,436,454 and 19,624,911 shares, respectively)	(173)	(185)
ESOP shares	(96)	(100)
Accumulated other comprehensive loss	(43)	(52)

Total stockholders’ equity	3,570	3,357

Total liabilities and stockholders’ equity	$9,562	$9,480

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the nine months ended September 30, 2004

(in millions, except per share amounts)
(unaudited)

						Accumulated
		Additional				Other	Total	Total
	Common	Paid-in	Retained	Treasury		Comprehensive	Stockholders’	Comprehensive
	Stock	Capital	Earnings	Stock	ESOP	Income (Loss)	Equity	Income (Loss)
Balance January 1, 2004	$605	$2,002	$1,087	$(185)	$(100)	$(52)	$3,357
Net earnings			369				369	$369
Current period changes in fair value (*)						2	2	2
Reclassification to earnings, net (*)						2	2	2
Cumulative translation adjustment						10	10	10
Minimum pension liability, net of tax						(5)	(5)	(5)

Total comprehensive income								$378

Common dividends ($ .97 per share**)			(218)				(218)
Tax benefit on ESOP			3				3
Common stock issued:
Under bonus plan		34		12			46
From ESOP					4		4

Balance September 30, 2004	$605	$2,036	$1,241	$(173)	$(96)	$(43)	$3,570

* See Note 7 in the Notes to Consolidated Financial Statements for changes within Accumulated Other Comprehensive Income (Loss), due to the use of derivative and non-derivative instruments qualifying as hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

**Dividends per share represent dividends paid of $ .72 per share during the nine moths ended and the dividend of $ .25 declared on September 24, 2004 payable in the 4th quarter.

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

These financial statements should be read in conjunction with the financial statements, accounting policies and the notes included in our Annual Report filed on Form 10-K with the SEC on March 8, 2004, for the year ended December 31, 2003. The interim results are not necessarily indicative of results for a full year.

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

We hold an interest in a joint venture, accounted for under the equity method of accounting, that is considered a VIE. The variable interest relates to a cost-plus arrangement between the joint venture and each joint venture partner. We have determined that Rohm and Haas is not the primary beneficiary and therefore have not consolidated the entity’s assets, liabilities, and results of operations in our consolidated financial statements. The entity provides manufacturing services to the Company and the other joint venture partner, and has been in existence since 1999. As of September 30, 2004, our investment in the joint venture totals approximately $37 million, representing our maximum exposure to loss.

➢	Medicare Prescription Drug, Improvement and Modernization Act of 2003

In May 2004, the Financial Accounting Standards Board issued FASB Staff Position (FSP) FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“the Act”), which provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. The Act provides the opportunity for a Medicare eligible retiree to obtain a prescription drug benefit under Medicare, or for sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by law, a Federal subsidy with tax-free payments commencing in 2006. Under FSP FAS 106-2, the effect of the Federal subsidy is accounted for as an deferred gain, which would reduce our future benefit expense.

The effect of the subsidy has reduced our 2004 Accumulated Postretirement Benefit Obligation by approximately $11 million and will reduce our annual benefit expense by $1 million. Our estimates assume that our plans with defined dollar caps would not be eligible for the subsidy.

NOTE 3: Segment Information

We operate six business segments: Coatings, Performance Chemicals, Monomers, Electronic Materials, Adhesives and Sealants, and Salt as described below. The Coatings, Performance Chemicals and Electronic Materials business segments aggregate operating segments.

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

The table below presents net sales by business segment. Segment eliminations are presented for intercompany sales between segments.

Net Sales by Business Segment and Region

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Business Segment
Coatings	$627	$559	$1,835	$1,623
Performance Chemicals	403	352	1,179	1,035
Monomers	365	315	1,009	859
Electronic Materials	319	273	940	782
Adhesives and Sealants	169	156	519	474
Salt	152	148	574	566
Elimination of Intersegment Sales	(232)	(212)	(620)	(565)

Total	$1,803	$1,591	$5,436	$4,774

Customer Location
North America	$925	$828	$2,809	$2,549
Europe	463	433	1,441	1,296
Asia-Pacific	347	277	992	781
Latin America	68	53	194	148

Total	$1,803	$1,591	$5,436	$4,774

Net Earnings (Loss) by Business Segment (1, 3)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Business Segment
Coatings	$54	$55	$176	$98
Performance Chemicals	36	25	102	39
Monomers	28	33	67	47
Electronic Materials	37	27	105	68
Adhesives and Sealants	8	—	30	12
Salt	3	3	27	35
Corporate (2)	(29)	(43)	(138)	(120)

Total	$137	$100	$369	$179

(1)	Presented before cumulative effect of accounting change.

(2)	Corporate includes certain corporate governance costs, the unallocated portion of shared services, interest income and expense, environmental remediation expense, insurance recoveries and certain balance sheet currency translation gains and losses.

(3)	Net Earnings for each Business Segment were tax effected using our overall consolidated effective tax rate.

NOTE 4: Restructuring and Asset Impairments

The following net restructuring and asset impairment charges were recorded for the three and nine months ended September 30, 2004 and 2003, respectively as detailed below:

(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Severance, employee benefits and other, net	$(1)	$5	$(1)	$67
Asset impairments, net of gains	1	—	2	89

Total	$—	$5	$1	$156

Restructuring and Asset Impairment by Business Segment

Pre-Tax
(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Business Segment
Coatings	$—	$—	$1	$102
Performance Chemicals	—	2	5	45
Monomers	1	—	1	2
Electronic Materials	—	—	—	(1)
Adhesives and Sealants	—	—	(1)	4
Salt	—	—	—	—
Corporate	(1)	3	(5)	4

Total	$—	$5	$1	$156

2004

For the nine month period ended September 30, 2004, we recorded asset impairment charges of $2 million and charges of $16 million for severance and employee separation benefits, affecting 300 positions in total. These charges are associated with the reorganization of our Plastic Additives business in North America and Europe, as well as several smaller reductions in force efforts in other businesses. Offsetting these charges were $17 million of changes to reserves recorded for current year and prior year initiatives. These changes in estimate are largely related to a reduction in the design and scope of our previously announced North American support services restructuring, as certain business model transformation opportunities did not generate the anticipated process improvements, and changes in estimate for the North American Plastic Additives initiative.

As of September 30, 2004, 32 positions of the 300 initially identified have been eliminated. The balance at September 30, 2004, recorded for severance and employee benefits, is included in accrued liabilities in the Consolidated Balance Sheet.

In the third quarter of 2004, we recognized $7 million of restructuring and asset impairment charges which are associated with the reorganization of our Plastics Additives business in Europe, as well as several smaller initiatives. This charge was fully offset by changes to reserves recorded for prior period initiatives, largely related to a reduction in the design and scope of our previously announced North American support services restructuring, where we determined business model transformation opportunities would not generate the anticipated benefit, and changes in estimate for the North American Plastic Additives initiative.

A summary of the 2004 initiatives is presented below:

2004 Restructuring Initiatives

(in millions)

				Balance
	2004	Changes in		Sept. 30,
	Expenses	Estimates	Payments	2004
Severance and employee benefits	$16	$(3)	$(1)	$12

2003

Severance and Employee Benefits

In 2003, we recognized $96 million of severance and associated employee benefit expense, of which $82 million, affecting 1,460 positions in total, was relative to 2003 initiatives. The 2003 initiatives included: $22 million pertaining to a European restructuring initiative; $25 million associated with the elimination of positions primarily in our North American support services, such as logistics, human resources, procurement and information technology; and $35 million associated with several smaller reduction in force efforts in all of our businesses. In most cases, separated employees were offered early termination benefits. The charge was based on actual amounts paid to employees as well as amounts expected to be paid upon termination. Included in the $96 million charge was $14 million of expense, comprised of a $2 million reversal of charges recorded in 2003 for 2003 initiatives and $16 million of expense pertaining to prior period initiatives.

As of September 30, 2004, 783 positions of the 1,460 initially identified have been eliminated. In 2004, we reduced the total number of positions to be affected by these initiatives by 325 positions. This reduction is primarily a result of the change in scope of the North American support services restructuring.

The balance at September 30, 2004, recorded for severance and employee benefits, is included in accrued liabilities in the Consolidated Balance Sheet. A summary of the 2003 initiatives is presented below:

2003 Restructuring Initiatives

(in millions)

				Balance			Balance
	2003	Changes to		Dec. 31	Changes to		Sept. 30,
	Expenses	Estimates	Payments	2003	Estimates	Payments	2004
Severance and employee benefits	$82	$(2)	$(15)	$65	$(11)	$(30)	$24
Contract and lease termination and other costs	2	—	(1)	1	(1)	—	—

Total	$84	$(2)	$(16)	$66	$(12)	$(30)	$24

Asset Impairments

In 2003, we recognized $96 million of net asset impairment charges. Of the total, $116 million was recognized as asset impairment charges recorded to adjust the carrying value of certain assets to their fair value, which was calculated using discounted cash flow analyses. Gains on sales of previously impaired assets offset the total impairment charge by $20 million.

NOTE 5: Stock-Based Compensation

We grant various types of stock-based compensation to directors, executives and employees. The majority of our stock-based compensation is awarded in the form of restricted stock, restricted stock units and non-qualified stock options. Effective January 1, 2003, we prospectively adopted the fair value method of recording stock-based compensation as defined in SFAS No. 123, “Accounting for Stock-based Compensation.” As a result, in 2003 we began to expense the fair value of stock options that were awarded to employees after January 1, 2003. Prior to 2003, we accounted for stock options using the intrinsic method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this method, no compensation expense was recognized for stock options awarded prior to 2003.

The Disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which allowed us to adopt SFAS No. 123 prospectively, provide that the pro forma net earnings and net earnings per share be presented as if the fair value based method had been applied to all awards granted to employees, not just awards granted after the date of adoption. Since we chose the prospective method of expensing stock options, the actual stock-based compensation expense recorded in 2003 and 2004 was less than the amount calculated for this pro forma requirement.

(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net earnings, as reported	$137	$100	$369	$171
Add: Stock-based employee compensation expense included in reported net earnings, after tax	4	2	10	5
Deduct: Total stock-based employee compensation expense determined under fair value based-method for all awards, after tax	(6)	(7)	(20)	(19)

Pro forma net earnings	$135	$95	$359	$157

Net earnings per share:
Basic, as reported	$.61	$.45	$1.65	$.77

Basic, pro forma	$.60	$.43	$1.61	$.71

Diluted, as reported	$.61	$.45	$1.64	$.77

Diluted, pro forma	$.60	$.43	$1.60	$.71

NOTE 6: Earnings Per Share

The difference in common shares outstanding used in the calculation of basic and diluted earnings per common share is primarily due to the effect of stock options and non-vested restricted stock as reflected in the reconciliations that follow:

(in millions, except per share amount)

	Three Months Ended September 30,			Nine Months Ended September 30,
	Earnings	Shares	Per Share	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
2004
Earnings before cumulative effect of accounting change (Basic)	$137	223.4	$.61	$369	223.1	$1.65
Dilutive effect of options (a)	—	1.5	—	—	1.6	(.01)

Earnings before cumulative effect of accounting change (Diluted)	$137	224.9	$.61	$369	224.7	$1.64
2003
Earnings before cumulative effect of accounting change (Basic)	$100	221.6	$.45	$179	221.3	$.81
Dilutive effect of options (a)	—	1.0	—	—	.7	—

Earnings before cumulative effect of accounting change (Diluted)	$100	222.6	$.45	$179	222.0	$.81

(a)	For the three months ended September 30, 2004 and 2003, 1.6 million shares and 5.5 million shares, respectively, were excluded from the calculation of diluted earnings per share as the exercise price of the stock options was greater than the average market price. For the nine months ended September 30, 2004 and 2003, 1.6 million shares and 7.9 million shares, respectively, were excluded from the calculation of diluted earnings per share, as the exercise price of the stock options was greater than the average market price.

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

We enter into foreign exchange option and forward contracts in order to reduce the risk associated with variability in our operating results from foreign currency-denominated cash flows. These contracts are designated as foreign currency cash flow hedges covering portions of our twelve-month forecasted cash flows. These contracts mature when the underlying cash flows being hedged are forecasted to be realized. Because the option and forward contracts are considered highly effective hedges, the cash value less cost will be reflected in earnings at maturity. All contracts are marked-to-market at each balance sheet date with changes in fair value prior to maturity recorded in accumulated other comprehensive income (loss).

During the past three years we have hedged our foreign currency-denominated cash flows primarily by purchasing twelve-month options to sell underlying currencies at the spot rate in effect at the time of purchase. This approach to hedging establishes floors for the dollar value of future cash flows while allowing full appreciation as the dollar weakens. During much of this period, the U.S. dollar, and the value of these option contracts, decreased in value while the underlying cash flows appreciated in dollar terms. Consequently, losses representing the decrease in value of outstanding options have accumulated in other comprehensive income. For the three months ended September 30, 2004, these contracts decreased in value increasing the after-tax loss recorded in accumulated other comprehensive income (loss) from $2 million to $3 million. For the three months ended September 30, 2003, these contracts increased in value decreasing the after-tax loss recorded in accumulated other comprehensive income (loss) from $5 million to $4 million. For the nine months ended September 30, 2004, these contracts increased in value reducing the after-tax loss recorded in accumulated other comprehensive income (loss) from $5 million to $3 million. For the nine months ended September 30, 2003, these contracts increased in value, but this change did not materially change the $4 million after-tax loss recorded in accumulated other comprehensive income (loss).

When options mature, the premiums paid are reclassified against earnings from accumulated other comprehensive income. For the three months ended September 30, 2004 and 2003, $1 million and $2 million, respectively, in after-tax losses were recorded against earnings related to foreign currency cash flow hedging contracts which matured during the respective periods. For the nine months ended September 30, 2004 and 2003, $3 million and $5 million after-tax losses were recorded against earnings related to foreign currency cash flow hedging contracts which matured during the respective periods. These losses represented the difference between the premium paid and the value of the options.

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

Period changes, net of income tax, within accumulated other comprehensive income (loss), due to the use of foreign currency cash flow hedges, are reconciled as follows:

Currency Cash Flow Hedges

	Within
	Accumulated Other	Within Net
	Comprehensive	Earnings
(in millions)	Income/(Loss)	Income/(Loss)
Balance as of January 1, 2004	$(5)
Changes in fair value	1
Reclassification to earnings, net	2	$(2)

Balance as of June 30, 2004	$(2)
Changes in fair value	(2)
Reclassification to earnings, net	1	$(1)
Balance as of September 30, 2004	$(3)

Balance as of January 1, 2003	$(4)
Changes in fair value	(4)
Reclassification to earnings, net	3	$(3)

Balance as of June 30, 2003	$(5)
Changes in fair value	(1)
Reclassification to earnings, net	2	$(2)

Balance as of September 30, 2003	$(4)

We contract with counter-parties to buy and sell foreign currency to offset the impact of exchange rate changes on recognized assets and liabilities denominated in non-functional currencies, including intercompany loans. These contracts generally require exchange of one foreign currency for another at a fixed rate at a future date. These contracts are designated as foreign currency fair value hedges with maturities generally less than twelve months. All contracts are marked-to-market at each balance sheet date with changes in fair value recorded in other income, net. For the three months ended September 30, 2004 and 2003, an immaterial amount and a $1 million after-tax gain, respectively, were recorded in earnings for foreign currency fair value hedges. For the nine months ended September 30, 2004 and 2003, after-tax gains of $2 million and $3 million, respectively, were recorded in earnings for foreign currency fair value hedges.

We utilize foreign exchange forward and currency collar contracts together with non-dollar borrowings to hedge the foreign currency exposures of our net investments in foreign operating units in Europe and Japan. These derivative instruments and non-dollar borrowings are designated as hedges of net investments. Accordingly, the effective portions of foreign exchange gains or losses on these hedges are recorded as part of the cumulative translation adjustment, which is part of accumulated other comprehensive income (loss). At September 30, 2004 and 2003, $109 million and $101 million in after-tax losses, respectively, were recorded in cumulative translation adjustment representing the effective portions of foreign exchange losses on these hedges. Of those amounts, $45 million and $55 million in after-tax losses at September 30, 2004 and 2003, respectively, were related to short-term euro and long-term Japanese yen borrowings, and the remainder was related to exchange forward and currency collar contracts in these currencies.

Total derivative and non-functional currency liabilities designated as hedges of net investments outstanding at September 30, 2004 were $433 million compared to $547 million outstanding at September 30, 2003. The following table sets forth the derivative and non-derivative positions designated as hedges of net investments outstanding at September 30, 2004 and 2003:

	2004		2003
(in millions)	Derivative	Non-derivative	Derivative	Non-derivative
Euro	$180	$—	$302	$—
Japanese yen	72	181	66	179

Total	$252	$181	$368	$179

Included in other comprehensive income as cumulative translation adjustment for the three months ended September 30, 2004 and 2003, were gains of $23 million and $8 million, respectively, net of respective hedge gains and losses. Included in other comprehensive income as cumulative translation adjustment for the nine months ended September 30, 2004 and 2003, were gains of $10 million and $43 million, respectively, net of respective hedge gains and losses. The reconciliation within cumulative translation adjustment is provided as follows:

Gains/(Losses)

		Foreign
		Currency
		Translation	Cumulative
	Hedges of Net	Impact on Net	Translation
(in millions)	Investment	Investment	Adjustment
Balance as of January 1, 2004	$(122)	$135	$13
Changes in fair value	13	(26)	(13)

Balance as of June 30, 2004	$(109)	$109	$—
Changes in fair value	—	23	23

Balance as of September 30, 2004	$(109)	$132	$23

Balance as of January 1, 2003	$(48)	$(19)	$(67)
Changes in fair value	(39)	74	35

Balance as of June 30, 2003	$(87)	$55	$(32)
Changes in fair value	(14)	22	8

Balance as of September 30, 2003	$(101)	$77	$(24)

➢	Commodity Hedges

We use commodity swap, option and collar contracts to reduce the effects of changing raw material prices. These contracts are designated and accounted for as cash flow hedges. Included in accumulated other comprehensive income (loss) at September 30, 2004 and 2003, are a $4 million after-tax gain and a $1 million after-tax loss, respectively, which represents the accumulated market value changes in those outstanding commodity swap, option and collar contracts. These contracts are considered highly effective as hedges and will mature consistent with our purchases of the underlying commodities during the following twenty-four month period. The actual amounts to be charged to earnings will depend upon spot market prices when these contracts mature. For those commodity contracts that matured during the three months ended September 30, 2004 and 2003, an immaterial gain and a $1 million loss, respectively, were recorded for each period in cost of goods sold with the related tax effect recorded in tax expense. For the nine months ended September 30, 2004 and 2003, gains of $1 million and $3 million, respectively, were recorded as components of cost of goods sold with the related tax effect recorded in tax expense with respect to those commodity swap, option and collar contracts maturing during the same periods.

Period changes, net of income tax, within accumulated other comprehensive income (loss), due to the use of commodity cash flow hedges, are reconciled as follows:

Commodity Cash Flow Hedges

	Within
	Accumulated Other
	Comprehensive	Within Net
(in millions)	Income/(Loss)	Earnings/(Loss)
Balance as of January 1, 2004	$2
Changes in fair value	1
Reclassification to earnings, net	(1)	$1

Balance as of June 30, 2004	$2
Changes in fair value	2
Reclassification to earnings, net	—	$—

Balance as of September 30, 2004	$4

Balance as of January 1, 2003	$2
Changes in fair value	3
Reclassification to earnings, net	(4)	$4

Balance as of June 30, 2003	$1
Changes in fair value	(3)
Reclassification to earnings, net	1	$(1)

Balance as of September 30, 2003	$(1)

➢	Interest Rate Hedges

We use interest rate swap agreements to maintain a desired level of floating rate debt. In 2001 we entered into interest rate swap agreements with a notional value of $950 million, which converted the fixed rate components of $451 million notes due July 15, 2004 and the $500 million notes due July 15, 2009 to a floating rate based on three-month LIBOR. During December 2003 we redeemed the $451 million notes early, and terminated the related interest rate swap agreements with a $450 million notional value. During May 2004 we terminated the $500 million notional value interest rate swap agreements and received $43 million. These proceeds will be amortized as a reduction to interest expense over the remaining life of the $500 million notes. During October 2003 and May 2004 we entered into interest rate swap agreements with a notional value totaling €400 million, which convert the fixed rate components of €400 million notes due March 9, 2007 to a floating rate based on six-month EURIBOR.

The interest rate swap agreements are designated and accounted for as fair value hedges. The changes in fair value of interest rate swap agreements are marked-to-market through income together with the offsetting changes in fair value of the underlying notes using the short cut method of measuring effectiveness. As a result, the carrying amount of these notes was increased by $4 million at September 30, 2004 and $55 million at December 31, 2003, while the fair value of the swap agreements was reported as other assets in the same amount. The swap agreements reduced interest expense by $3 million and $11 million for the three months ended September 30, 2004 and 2003, respectively, and $15 million and $31 million for the nine months ended September 30, 2004 and 2003, respectively.

The €400 million interest rate swap agreements maturing in 2007 contain credit clauses where each counter-party has a right to settle at market price if the other party is downgraded below investment grade.

As of September 30, 2004 and 2003, we maintained hedge positions of immaterial amounts that were effective as hedges from an economic perspective but did not qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Such hedges consisted primarily of emerging market foreign currency option and forward contracts, and have been marked-to-market through income, with an immaterial impact on earnings.

NOTE 8: Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2004	2003	2004	2003
Net earnings	$137	$100	$369	$171
Other comprehensive income :
Cumulative translation adjustment, net	23	8	10	43
Current period changes in fair value of derivative instruments qualifying as hedges, net of $0, $(2), $1, and $(3) of income taxes, respectively	—	(4)	2	(5)
Reclassification to earnings, net $1, $2, $1 and $1 of income taxes, respectively	1	3	2	2
Minimum pension liability, net of $(4), $0, $(3), and $3 of income taxes, respectively	(7)	—	(5)	5

	$154	$107	$378	$216

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

Estimated Components of Net Periodic Cost

	Pension Benefits				Other Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(in millions)	2004	2003	2004	2003	2004	2003	2004	2003
Service cost	$18	$16	$54	$48	$2	$2	$4	$4
Interest cost	33	30	97	92	7	7	21	21
Expected return on plan assets	(39)	(41)	(117)	(124)	—	—	—	—
Amortization of prior service cost	1	1	3	3	(1)	(1)	(2)	(2)
Amortization of net loss	4	1	11	3	—	—	—	—
Recognized Settlement Loss	—	1	—	10	—	—	—	—
Special Termination Benefits	—	3	—	15	—	—	—	—

Net Periodic Benefit Cost	$17	$11	$48	$47	$8	$8	$23	$23

Employer Contributions

We previously disclosed in our Annual Report filed on Form 10-K for the year ended December 31, 2003, that we expected to contribute $15 million to our smaller international plans in 2004. As of September 30, 2004, approximately $11 million of contributions have been made.

NOTE 10: Restricted Cash

At September 30, 2004, we classified $49 million as restricted cash. These funds were invested in cash equivalents for one year, through a trust designed to financially assure state governments that we will meet environmental responsibilities with respect to plant operations. Such guarantees were previously satisfied through bank letters of credit.

NOTE 11: Inventories

Inventories consist of the following:

	September 30,	December 31,
(in millions)	2004	2003
Finished products and work in process	$654	$642
Raw materials	122	128
Supplies	35	51

Total	$811	$821

NOTE 12: Goodwill

Annual Impairment Review

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to perform, at a reporting unit level, an annual impairment review of goodwill and indefinite-lived intangible assets. Our annual impairment review is as of May 31. During the second quarter of 2004, we completed our 2004 review and determined that goodwill and indefinite-lived intangible assets were fully recoverable as of this date. For purposes of this review, we primarily utilized discounted cash flow analysis for estimating the fair value of the reporting units.

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2004, by business segment, are as follows:

		Performance		Electronic		Adhesives
(in millions)	Coatings	Chemicals	Monomers	Materials	Salt	& Sealants	Total
Balance as of Jan. 1, 2004 (1)	$320	$167	$18	$319	$361	$468	$1,653
Goodwill related to acquisitions (2)	—	—	10	1	—	—	11
Currency effects (3)	—	(1)	—	(1)	—	—	(2)
Opening balance sheet adjustments (4)	(4)	(2)	—	(3)	(2)	2	(9)

Balance as of September 30, 2004	$316	$164	$28	$316	$359	$470	$1,653

(1)	Certain prior year balances have been reclassified to conform with the current year presentation.

(2)	Goodwill related to acquisitions is due to the following: Monomers – contingent purchase price from a European Monomer acquisition; Electronic Materials – acquisition adjustments.

(3)	Certain goodwill amounts are denominated in foreign currencies and are translated using the appropriate U.S. dollar exchange rate.

(4)	Amounts represent adjustments to opening balance sheet assets and liabilities due primarily to settlement of certain tax related matters.

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

The following table provides information regarding our intangible assets:

	At September 30, 2004			At December 31, 2003
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(in millions)	Amount (2)	Amortization	Net	Amount	Amortization	Net
Finite-lived Intangibles:
Customer list	$973	$(131)	$842	$973	$(112)	$861
Tradename	158	(25)	133	158	(22)	136
Developed technology	397	(125)	272	397	(105)	292
Patents, license agreements and other	170	(87)	83	171	(82)	89

	$1,698	$(368)	$1,330	$1,699	$(321)	$1,378
Indefinite-lived Intangibles:
Tradename	318	(20)	298	318	(20)	298
Strategic location (1)	62	(4)	58	62	(4)	58

	380	(24)	356	380	(24)	356

Total	$2,078	$(392)	$1,686	$2,079	$(345)	$1,734

(1)	Strategic location is a specific customer-related asset that recognizes the intangible value of our supply source in relation to a customer’s location.

(2)	Certain of our intangible assets are denominated in foreign currencies and are translated using the appropriate U.S. dollar exchange rate. During the nine months ended September 30, 2004, the currency translation adjustment was $(2) million and is included in the gross carrying amount. During the quarter, developed technology additions amounted to $1 million.

Amortization expense for finite-lived intangible assets was $16 million for the three months ended September 30, 2004 and 2003, and $47 million and $50 million for the nine months ended September 30, 2004 and 2003, respectively. Estimated future amortization expense during the next five years is $60 million in 2005, $59 million in 2006, $59 million in 2007, $59 million in 2008 and $58 million in 2009.

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

We are a party to various government enforcement and private actions associated with former waste disposal sites, many of which are on the U.S. Environmental Protection Agency’s (EPA) National Priority List, and we have been named a potentially responsible party (PRP) at approximately 140 inactive waste sites where remediation costs have been or may be incurred under the Federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. In some of these cases we may also be held responsible for alleged property damage. We have provided for future costs at certain of these sites. We are also involved in corrective actions at some of our manufacturing facilities.

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

During 1996, the EPA notified Morton of possible irregularities in water discharge monitoring reports filed by its Moss Point, Mississippi plant in early 1995. Morton investigated and identified other environmental issues at the plant. Although at the date of acquisition Morton had accrued for some remediation and legal costs, we revised these accruals as part of the allocation of the purchase price of Morton based on our discussions with the authorities and on the information available as of June 30, 2000. In 2000, we reached agreement with the EPA, the Department of Justice and the State of Mississippi, resolving these historical environmental issues. The agreement received court approval in early 2001. The accruals established for this matter were sufficient to cover the costs of the settlement. As a part of this agreement, 23 of the former Morton chemical facilities were subject to environmental audit by an independent consultant. Findings were provided to the government and discussions with the government on potential penalties are underway. All operations at this facility have now been terminated.

In December 2002, a complaint was filed in Mississippi on behalf of over 700 plaintiffs against Morton, Rohm and Haas, Joseph Magazzu, a former Morton employee, and the Mississippi Department of Environmental Quality alleging personal injury and property damage caused by environmental contamination. Since then, similar complaints were filed in Mississippi on behalf of an additional 1800 plaintiffs. These are individual plaintiffs since Mississippi procedural rules do not permit class actions. At this time, we see no basis for these claims and we will vigorously defend these cases.

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

Our reserves for environmental remediation, as presented below, are recorded appropriately as current and long-term liabilities in the Consolidated Balance Sheets. The amounts charged to earnings pre-tax for environmental remediation and related charges were $11 million and $15 million for the three months ended September 30, 2004 and 2003, respectively, and $30 million and $22 million for the nine months ended September 30, 2004 and 2003, respectively. The reserves for remediation were $145 million and $127 million at September 30, 2004 and December 31, 2003, respectively, and are recorded as liabilities (current and long-term) in the Consolidated Balance Sheets.

Our reserves represent those costs that we believe to be probable and reasonably estimable. Other costs, which have not met the definition of probable, but are reasonably possible and estimable, have been included in our disclosure of reasonably possible loss contingencies. In addition to accrued environmental liabilities, we have identified reasonably possible loss contingencies related to environmental matters of approximately $80 million and $84 million at September 30, 2004 and December 31, 2003, respectively.

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

Other Litigation

In February 2003, we were served with European Commission Decisions requiring submission to investigations in France and the United Kingdom, a search permit in Japan from the Japanese Fair Trade Commission, an order for the production of records and information in Canada and two grand jury records subpoenas in the United States, all relating to a global antitrust investigation of the Plastics Additives industry. We subsequently received a request for additional information from the Japanese Fair Trade Commission. The Japanese Fair Trade Commission brought proceedings against named Japanese plastics additives producers but did not initiate action against Rohm and Haas. We do not expect further action in the Japanese investigation. We are cooperating fully with all governmental authorities.

In addition, the Company is a party to seven private civil antitrust actions which have been consolidated in the U.S. District Court for the Eastern District of Pennsylvania and one in State Court in Ohio. These actions have been brought against Rohm and Haas and other producers of plastics additives products by purchasers of these products and seek civil damages as a result of alleged violations of the antitrust laws. The named plaintiffs in each of these actions are seeking to sue on behalf of all similarly situated purchasers of plastics additives products. Federal law provides that persons who have been injured by violations of Federal antitrust law may recover three times their actual damages plus attorneys fees. Ohio state antitrust law provides for double damage indemnity. In May 2004, another lawsuit was filed in state court in California seeking to recover damage on behalf of California’s indirect purchasers of plastic additive products. We do not believe these cases have merit and will vigorously defend them.

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

There are also pending lawsuits filed against Morton related to employee exposure to asbestos at a manufacturing facility in Weeks Island, Louisiana with additional lawsuits expected. We expect that most of these cases will be dismissed because they are barred under worker’s compensation laws; however, cases involving asbestos-caused malignancies may not be barred under Louisiana law. Subsequent to the Morton acquisition, we commissioned medical studies to estimate possible future claims and recorded accruals based on the results. Morton has also been sued in connection with asbestos related matters in the Friction Division of the former Thiokol Corporation, which merged with Morton in 1982. Settlement amounts to date have been minimal and many cases have closed with no payment. We estimate that all costs associated with future claims, including defense costs, will be well below our insurance limits.

In September 2004, the Company reached an agreement with certain of its insolvent insurance carriers to resolve the Company’s environmental and other claims. The Company expects to receive about $11 million in 2004, with smaller, future payments possible depending on the carriers’ financial circumstances. Similar to previous settlements reached by the Company with solvent insurance carriers, the payments to the Company are in exchange for the “buy back” of the policies.

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

Within the following discussion, unless otherwise stated, “three month period” and “nine month period” refers to the three and nine months ended September 30, 2004, and “prior period” refers to comparisons with the corresponding period in the previous year, unless otherwise stated.

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

Company Overview

We are a global specialty materials Company that began over 90 years ago when a chemist and a businessman decided to form a partnership to make a unique chemical product for the leather industry. That once tiny firm, now known as Rohm and Haas Company, reported sales of $6.4 billion in 2003 on a portfolio of global businesses including specialty chemicals, electronic materials and salt. Today, we leverage science and technology in many different areas to design materials and processes that enable our customers’ products to work. We serve many different markets, the largest of which include: construction and building, electronics, packaging, household products personal care, automotive, and food and retail. To serve these markets, we operate approximately 100 manufacturing and 30 research facilities in 27 countries with approximately 17,000 employees. Our geographic reach continues to expand with approximately 52% of our sales in North America, 27% in Europe, 18% in Asia-Pacific and 3% in Latin America.

Industry Dynamics

Over the past decade, the global chemical industry has grown faster than the overall Gross Domestic Product. Projections for the next several years suggest this will likely continue. We expect the highest growth rates over the next ten years will be in the Asia-Pacific region.

The specialty materials industry is highly competitive. In some sectors, global dynamics have put specialty materials producers between the large global petrochemical producers and the large down stream retailers. In addition, the varying regional growth rates, the instant access to vast amounts of information, and highly efficient commercial transactions enabled by the internet are testing the historical industry models. We believe growth opportunities exist for companies with the right business portfolio of value-added products, a global presence, and the flexibility to cope with the changing macro-industry trends.

Our Focus

Our focus is on the following areas:

•	Growth

•	Cash Generation

•	Corporate Governance

Growth

We are committed to increasing sales and profitability in our existing segments through:

•	Innovation — focusing our research investment on development of new products and new step-out technologies and opportunities, particularly in the areas of our world class acrylic and electronic material technologies;

•	Marketing excellence — focusing our energies on the fastest growing market segments; cultivating our name recognition in the marketplace and differentiating ourselves from our competitors;

•	Geographic reach — leveraging our geographic footprint to take advantage of market demand and capitalizing on our presence in the high growth Asia-Pacific region; and

•	Growth through efficiency — leveraging our state-of-the art information technology infrastructure, including our recently implemented Enterprise Resource Planning system, as well as standardizing and simplifying work processes and realigning our global manufacturing footprint.

Cash Generation

We will use our ability to generate cash flow from operating activities and our strong cash position to maintain flexibility in our balance sheet, while continuing the Company’s long history of increasing dividend payments. In both 2003 and 2002, we generated over $900 million in cash from operating activities.

Corporate Governance

Our Company was built and continues to rely upon a strong foundation of core values. We believe that these values are the bedrock of our success. We strive to operate at the highest levels of integrity and ethics and in support of this, require that all salaried employees, as well as the members of our Board of Directors, receive compliance training and annually certify their compliance with our internal Code of Business Conduct and Ethics. We have identified the following as our core values:

•	Ethical behavior;

•	Integrity in our business interactions – with customers, suppliers and each other; and

•	Trust that we will do what we promise to do.

Our Board of Directors has invested substantial time in examining our business practices with regard to the norms of institutional integrity. Our Board is comprised of 14 directors, of whom 12 are non-employees. Our Audit, Nominating/Governance and Compensation committees of the Board are all composed entirely of independent directors.

Summary of Financial Results

In the third quarter of 2004, we reported sales of $1,803 million, a 13% increase over the third quarter of 2003, reflecting strong demand in most of our businesses, higher selling prices and the impact of favorable currencies. Gross profit margin decreased to 28.4% from 29.4% in the third quarter of 2003, due to significantly higher raw material and energy costs, which more than offset the benefit of increased demand and higher selling prices. Selling and administrative expenses increased 11% on a year-on-year basis, reflecting higher employee-related expenses, consulting costs and the unfavorable impact of currencies on expenses. Research and development spending increased 12% over the same period in 2003 due to higher employee-related costs and higher spending consistent with our plan for 2004.

In the third quarter of 2004, we reported earnings of $137 million, or $0.61 per share, as compared to $100 million or $.45 per share in the third quarter of 2003. In the third quarter of 2004, we recognized approximately $19 million, after-tax, from gains on real estate transactions, insurance settlements, as well as a gain on the sale of our remaining interest in the European Salt business, which we sold in 2000.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. Management considers an accounting estimate to be critical to the preparation of our financial statements if:

•	the estimate is complex in nature or requires a high degree of judgment; and

•	different estimates and assumptions were used, the result could have a material impact to the consolidated financial statements.

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

Our most significant reserves have been established for remediation and restoration costs associated with environmental damage. As of September 30, 2004, we have $145 million recorded for environmental related costs. We conduct studies and site surveys to determine the extent of environmental damage and necessary remediation. With the expertise of our environmental engineers and legal counsel we determine our best estimates for remediation and restoration costs. These estimates are based on forecasts of future costs for remediation and change periodically as additional and better information becomes available. Changes to assumptions and considerations used to calculate remediation reserves could materially affect our results of operations. If we determine that the scope of remediation is broader than originally planned, discover new contamination, discover previously unknown sites or become subject to related personal injury or property damage claims, our estimates and assumptions could materially change.

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

We believe that the current assumptions and other considerations used to estimate the current year effective and deferred tax positions are appropriate. However, if the actual outcome of future tax consequences differs from our estimates and assumptions, the resulting change to the provision for income taxes could have a material adverse impact on the consolidated results of operations and statement of position. A 1% change in the effective tax rate would change the annual income tax expense by $7 million.

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

Long-Lived Assets

Our long-lived assets include land, buildings, equipment, long-term investments, goodwill, indefinite-lived intangible assets and other intangible assets. Long-lived assets, other than investments, goodwill and indefinite-lived intangible assets, are depreciated over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying value may not be recoverable. Such circumstances would include a significant decrease in the market price of a long-lived asset, a significant adverse change in the manner in which the asset is being used or in its physical condition, or a history of operating or cash flow losses associated with the use of the asset. In addition, changes in the expected useful life of these long-lived assets may also be an impairment indicator. As a result, future decisions to change our manufacturing footprint or exit certain businesses could result in material impairment charges.

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

The change in risk free rate of return is due to the overall increase in the U.S. interest rates between May 2003 and May 2004. In 2004, we reduced our estimate of the market risk premium to reflect management’s judgment of its cost of capital to be consistent with market risk premium rates used in other financial assumptions by the Company.

We believe the current assumptions and other considerations used in the above estimates are reasonable and appropriate. Based on the results of the annual impairment test in 2004, goodwill and indefinite-lived intangible assets of our Automotive Coatings, Adhesives and Sealants, Salt, and certain Process Chemicals reporting units had fair values only slightly in excess of the book value of their net assets. Accordingly, even a small adverse change in the estimated future cash flows for these businesses or increases in the WACC rate could result in the fair value falling below the book value of their net assets. This could result in material impairment charges.

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

THIRD QUARTER 2004 VERSUS THIRD QUARTER 2003 — CONSOLIDATED

Net Sales and Gross Profit

In the third quarter of 2004, we reported consolidated net sales of $1,803 million, an increase of 13% or $212 million from prior period net sales of $1,591 million. This increase is primarily driven by greater demand across most of our businesses, higher selling prices and the favorable impact of currencies as presented below:

Sales Change for the Third Quarter 2004
Volume/mix	7%
Selling price	3%
Currency	2%
Other	1%

Total change	13%

Our gross profit for the third quarter of 2004 was $513 million, an increase of 10% or $46 million from $467 million in the third quarter of 2003, due largely to higher sales. Gross profit margin decreased to 28.4% from 29.4% in the third quarter of 2003 due to significantly higher raw material and energy costs which more than offset the benefit of increased demand and higher selling prices.

In 2004, we have been experiencing raw material and energy prices that significantly exceed 2003 levels; however, it is difficult to predict the extent and duration of higher prices. We estimate that these increases will exceed $300 million for the full year in 2004. To support our operations on an annual basis, we purchase over 3.0 billion pounds of petrochemical-based raw materials globally. The single largest of these raw materials is propylene at approximately 1.2 billion pounds annually. We are currently experiencing some tightness in the supply of certain of these petrochemical-based raw materials. We are making efforts to mitigate the impact of these cost increases by focusing on operating efficiencies, increasing selling prices, and utilizing swap, option and collar contracts. During 2004, the ongoing escalation of increasing raw material and energy costs has occurred at rates faster than our price increases have been able to recover.

Selling and Administrative Expense

Selling and administrative expense increased 11% or $24 million from $209 million in the third quarter of 2003. The increase was primarily due to: 1) higher employee-related costs, including increased pension expense, normal salary increases, the increasing rate of health care costs and higher stock-based compensation expense; and 2) the unfavorable impact of currencies. The favorable impact of recent cost savings initiatives partially offset these increases.

Research and Development Expense

Research and development expenses for the third quarter of 2004 were $64 million, a 12% increase from $57 million in the third quarter of 2003, reflecting higher employee-related costs and higher spending, consistent with our plan for 2004.

Interest Expense

Interest expense for the current quarter was $35 million, a 13% increase from $31 million in the prior period. This increase was primarily the result of lower capitalized interest due to the lower overall capital spending in 2004. Interest on debt was flat with the prior year period, as the benefit of lower debt was offset by higher average interest rates.

Amortization of Finite-lived Intangible Assets

Amortization of finite-lived intangible assets for the current quarter was $16 million, flat with the $16 million in the prior period.

Share of Affiliate Earnings, net

In the third quarter of 2004, affiliate net earnings increased to $6 million from $4 million in the prior year. The increase was primarily due to increased earnings from joint ventures in our Electronic Materials business.

Restructuring and Asset Impairments

In the third quarter of 2004, we recognized $7 million of restructuring and asset impairment charges which are associated with the reorganization of our Plastics Additives business in Europe, as well as several smaller initiatives. This charge was fully offset by changes to reserves recorded for prior period initiatives, largely related to a reduction in the design and scope of our previously announced North American support services restructuring, where we determined business model transformation opportunities would not generate the anticipated benefit, and changes in estimate for the North American Plastics Additives initiative.

In the third quarter of 2003, we recognized a charge of $5 million for restructuring and asset impairments. This charge was primarily comprised of a provision for severance and employee benefit charges for several reductions in force efforts in several of our businesses.

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

Other (Income) Expense, net

In the third quarter of 2004, net other income was $(25) million as compared to $5 million of net other expense in the third quarter of 2003. This increase in other income is primarily due to $9 million of pre-tax gains on sales of real estate, $9 million lower foreign currency translation losses, and an $8 million pre-tax gain on the sale of our remaining interest in the European Salt business which we sold in 2000.

Effective Tax Rate

We recorded a provision for income tax expense of $59 million for the third quarter of 2004 reflecting an effective tax rate of 30% which compares favorably to the 32% effective rate for earnings excluding restructuring in 2003. The decrease in the effective rate was primarily due to lower taxes on foreign earnings.

Net Earnings

In the third quarter of 2004, we reported earnings of $137 million, or $0.61 per share, as compared to $100 million or $0.45 per share in the third quarter of 2003. In the third quarter of 2004, we recognized approximately $19 million in gains from real estate transactions, insurance settlements, as well as a gain on the sale of our remaining interest in the European Salt business which we sold in 2000.

THIRD QUARTER 2004 VERSUS THIRD QUARTER 2003 — BY BUSINESS SEGMENT

Net Sales by Business Segment and Region

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2004	2003	2004	2003
Business Segment
Coatings	$627	$559	$1,835	$1,623
Performance Chemicals	403	352	1,179	1,035
Monomers	365	315	1,009	859
Electronic Materials	319	273	940	782
Adhesives and Sealants	169	156	519	474
Salt	152	148	574	566
Elimination of Intersegment Sales	(232)	(212)	(620)	(565)

Total	$1,803	$1,591	$5,436	$4,774

Customer Location
North America	$925	$828	$2,809	$2,549
Europe	463	433	1,441	1,296
Asia-Pacific	347	277	992	781
Latin America	68	53	194	148

Total	$1,803	$1,591	$5,436	$4,774

Earnings by Business Segment (1, 3)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2004	2003	2004	2003
Business Segment
Coatings	$54	$55	$176	$98
Performance Chemicals	36	25	102	39
Monomers	28	33	67	47
Electronic Materials	37	27	105	68
Adhesives and Sealants	8	—	30	12
Salt	3	3	27	35
Corporate (2)	(29)	(43)	(138)	(120)

Total	$137	$100	$369	$179

(1)	Presented before cumulative effect of accounting change.

(2)	Corporate includes certain corporate governance costs, the unallocated portion of shared services, interest income and expense, environmental remediation expense, insurance recoveries and certain balance sheet currency translation gains and losses.

(3)	Earnings (loss) were tax effected using our overall consolidated effective tax rate.

Provision for Restructuring and Asset Impairment by Business Segment

	Three Months Ended		Nine Months Ended
Pre-Tax	September 30,		September 30,
(in millions)	2004	2003	2004	2003
Business Segment
Coatings	$—	$—	$1	$102
Performance Chemicals	—	2	5	45
Monomers	1	—	1	2
Electronic Materials	—	—	—	(1)
Adhesives and Sealants	—	—	(1)	4
Salt	—	—	—	—
Corporate	(1)	3	(5)	4

Total	$—	$5	$1	$156

	Three Months Ended		Nine Months Ended
After-Tax	September 30,		September 30,
(in millions)	2004	2003	2004	2003
Business Segment
Coatings	$—	$—	$1	$66
Performance Chemicals	—	1	3	29
Monomers	1	—	1	1
Electronic Materials	—	—	—	(1)
Adhesives and Sealants	—	—	(1)	3
Salt	—	—	—	—
Corporate	(1)	2	(4)	3

Total	$—	$3	$—	$101

Coatings

Net sales from Coatings were $627 million, an increase of 12% or $68 million from net sales of $559 million in 2003, primarily driven by higher demand and higher selling prices. Sales from Architectural and Functional Coatings, which account for the majority of total Coatings sales, increased 13% over the prior year due primarily to strong demand and higher selling prices. This increase in demand is attributable to strong growth in the paint can and paper markets in North America and Europe, and higher demand across most markets in Asia-Pacific. Powder Coatings sales increased 7% due to the favorable impact of currency and a stronger geographic presence in both the Asia-Pacific and Latin American Regions. Automotive Coatings sales increased 14% from the prior period, primarily driven by share gains in the North American market, as well as new product introductions in Europe.

Earnings were down slightly to $54 million in 2004 compared to $55 million in 2003. The favorable impact of higher demand, higher selling prices, and the favorable currencies were offset by higher raw material and energy costs.

Performance Chemicals

In the third quarter of 2004, net sales from Performance Chemicals were $403 million, an increase of 14% or $51 million from prior period net sales of $352 million driven by higher demand across most businesses, the favorable impact of currencies and higher selling prices. Sales from Plastics Additives increased 14% from the prior period mostly driven by continually solid demand in North America and higher pricing across all regions. Sales from Consumer and Industrial Specialties increased 12% over the prior period. The majority of the increase was due to higher demand in North America for biocides used in wood preservation and personal care products, in addition to strong demand for detergent dispersants in Asia-Pacific and North America. Net sales from Process Chemicals increased 15% primarily due to higher demand, particularly in the ion exchange resins markets as industrial markets in Asia Pacific and North America continue to recover.

Earnings of $36 million for the third quarter of 2004 increased by $11 million from $25 million in the prior period. The 2004 growth in earnings was driven by the higher sales which more than offset higher raw material and energy costs.

Monomers

In the third quarter of 2004, net sales from Monomers were $365 million, an increase of $50 million or 16% from prior period net sales of $315 million. Net sales figures for Monomers include sales to our internal downstream monomer-consuming businesses – primarily Architectural and Functional Coatings, Adhesives and Sealants and Performance Chemicals. Sales to external customers increased 29% to $133 million in the third quarter of 2004 from $103 million in the prior period. This increase can be attributed primarily to improved pricing implemented to offset raw material and energy costs, as well as the favorable impact of currencies.

	Three Months Ended
	September 30,
(in millions)	2004	2003
Total sales	$365	$315
Elimination of intersegment sales	(232)	(212)

Third party sales	$133	$103

Earnings of $28 million for the third quarter of 2004 decreased from the $33 million in the prior period, as increased selling prices were more than offset by higher raw material and energy costs associated with these sales.

Electronic Materials

In the third quarter of 2004, net sales from Electronic Materials were $319 million, a 17% increase from net sales of $273 million in 2003. Sales increased in all businesses primarily due to higher demand and improved product mix. The favorable impact of currencies essentially offset normal selling price declines of 2%. Sales of advanced technology products, such as deep ultra-violet photoresists, anti-reflective coatings and chemical mechanical planarization pads and slurries increased 22% from the prior period. Sales from Circuit Board Technologies increased 11% over the prior year driven by strong growth in the Asia-Pacific region. Sales from Semiconductor Technologies increased 18% as compared to 2003, with higher demand across all regions, with Asia-Pacific also representing the largest growth. Sales from Packaging and Finishing Technologies increased 22% from the prior period, the result of share gains across all regions.

Earnings increased 37% to $37 million in 2004, as compared to $27 million in 2003, primarily led by the sales growth in the higher margin advanced technology product lines.

Adhesives and Sealants

In the third quarter of 2004, net sales from Adhesives and Sealants were $169 million, an increase of 8% or $13 million from the net sales of $156 million in 2003, primarily driven by higher pricing and higher demand across all regions as well as the impact of favorable foreign currencies. The higher demand in North America was across many markets, while the Asia-Pacific growth was driven primarily by packaging and pressure sensitive adhesives.

Earnings increased to $8 million in 2004 compared to breakeven in 2003. The earnings growth in 2004 is driven by selling price improvements, the absence of restructuring-related costs, coupled with higher demand and the favorable impact of currency, which more than offset higher raw materials and energy costs.

While the performance of this business has improved over the prior year, future improvement plans may be needed to meet our expectations and could result in material restructuring and asset impairment charges. If we were unable to achieve the expected margins for this business, it would adversely impact the discounted estimated future cash flows for this segment, which are used to test the recoverability of goodwill. This could result in material goodwill and intangible asset impairment charges if the fair value falls below the book value of Adhesives and Sealants’ net assets.

Salt

In the third quarter of 2004, net sales from Salt were $152 million, an increase of 3% over the prior year period of $148 million, primarily due to increased selling prices, higher demand in certain non-ice control markets, as well as favorable currency.

Earnings for the quarter were $3 million in both 2004 and 2003. Higher energy and employee related costs offset the favorable impact of higher selling prices and non-ice control volume gains.

Corporate

Corporate reported net expenses of $29 million in the third quarter, compared to prior period expenses of $43 million. The decrease was primarily due to a gain on the sale of our remaining interest in the European Salt business which we sold in 2000, lower foreign currency translation losses and gains on the sales of real estate. These amounts were partially offset by higher unallocated shared service costs, principally information technology related.

NINE MONTHS 2004 VERSUS NINE MONTHS 2003 — CONSOLIDATED

Net Sales and Gross Profit

In the nine months ended September 30, 2004, we reported consolidated net sales of $5,436 million, an increase of 14% or $662 million from prior period net sales of $4,774 million. This increase is primarily driven by greater demand across most of our businesses, the favorable impact of currencies, and higher selling price as presented below:

Sales Change for Year to Date 2004
Volume	8%
Currency	3%
Selling price	2%
Other	1%

Total change	14%

Our gross profit for the nine months ended September 30, 2004 was $1,535 million, an increase of 11% or $158 million from $1,377 million in the prior period due largely to higher sales. Gross profit margin decreased to 28.2% from 28.8% in the first nine months of 2003, due to significantly higher raw material and energy costs which were only partially offset by the benefit of higher demand, the favorable impact of currency and higher selling prices.

In 2004, we have been experiencing raw material and energy prices that significantly exceed 2003 levels; however, it is difficult to predict the extent and duration of higher prices. We estimate that these increases will exceed $300 million for the full year in 2004. To support our operations on an annual basis, we purchase over 3.0 billion pounds of petrochemical-based raw materials globally. The single largest of these raw materials is propylene at approximately 1.2 billion pounds annually. We are currently experiencing some tightness in the supply of certain of these petrochemical-based raw materials. We are making efforts to mitigate the impact of these cost increases by focusing on operating efficiencies, increasing selling prices, and utilizing swap, option and collar contracts. During 2004, the ongoing escalation of raw material and energy costs have occurred at rates faster than our price increases have been able to recover.

Selling and Administrative Expense

Selling and administrative expense increased 10% or $68 million to $717 million from $649 million in the prior period. The increase was primarily due to: 1) higher employee-related costs, including increased pension expense, normal salary increases, the increasing rate of health care costs and higher stock-based compensation expense; 2) higher consulting fees for process reengineering efforts and internal control documentation as part of our efforts to meet compliance rules under the Sarbanes-Oxley Act of 2002; and 3) the unfavorable impact of currencies primarily due to the strengthening of foreign currencies versus the U.S. dollar. Theses increases were partially offset by the favorable impact of recent cost savings initiatives.

Research and Development Expense

Research and development expenses for the nine months ended September 30, 2004 were $192 million, a 8% increase from $178 million in the prior period reflecting higher employee-related costs and higher spending, consistent with our plan for 2004.

Interest Expense

Interest expense for the current period was $98 million. Prior year period was $94 million. This increase was primarily the result of lower capitalized interest due to the lower overall capital spending in 2004. Interest on debt was flat with the prior year period, as the benefit of lower debt was offset by higher average interest rates.

Amortization of Finite-lived Intangible Assets

Amortization of finite-lived intangible assets for the current period was $47 million, a 6% decline from $50 million in the prior period. The decrease is due to a lower asset base as compared to 2003, resulting primarily from the June 2003 impairment of certain finite-lived intangible assets.

Share of Affiliate Earnings, net

In the nine months ended September 30, 2004, affiliate net earnings increased to $16 million from $12 million in the prior period. The increase was primarily due to increased earnings from joint ventures in our Electronic Materials business.

Restructuring and Asset Impairments

Restructuring and asset impairments were $1 million and $156 million for the nine months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004, we recorded asset impairment charges of $2 million and charges of $16 million for severance and employee separation benefits, affecting 300 positions. These charges are associated with the reorganization of our Plastics Additives business in North America and Europe as well as several smaller reductions in force efforts in other businesses. These new initiatives are expected to result in annual savings of approximately $44 million. Offsetting these charges were $17 million of changes to reserves recorded for current year and prior year initiatives. These changes in estimate are largely related to a reduction in the design and scope of our previously announced North American support services restructuring, as certain business model transformation opportunities did not generate the anticipated benefits, and changes in estimate for the North American Plastics Additives initiative.

In nine months ended September 30, 2003, we recognized $156 million of restructuring and asset impairment charges. Severance and associated employee benefit expense represented $67 million of this charge and included: $22 million pertaining to a European restructuring initiative; $29 million associated with several reduction in force efforts across many of our businesses; and $16 million recorded as a change in estimate to previous charges primarily for settlement losses on pension obligations as individual pension liabilities were settled from the pension plan and changes to estimates for the cost of early retirement enhancements. Net asset impairment charges were $89 million. Of the total, $109 million was recognized primarily as asset impairment charges recorded to adjust the carrying value of certain assets to their fair value, which was calculated using a discounted cash flow analysis. Gains on sales of previously impaired assets offset the total impairment charge by $20 million.

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

Other (Income) Expense, net

In the nine months ended September 30, 2004, net other income was $31 million compared to $3 million of net other expense in the prior period. This increase in other income is primarily due to $11 million of pre-tax gains on sales of real estate, lower foreign currency translation losses, and an $8 million pre-tax gain on the sale of our remaining interest in the European Salt business which we sold in 2000.

Effective Tax Rate

We recorded a provision for income tax expense of $158 million for the nine months ended September 30, 2004 reflecting an effective tax rate of 30%. The decrease in the effective rate from 32.5% on earnings excluding restructuring in 2003 is primarily due to lower taxes on foreign earnings.

Cumulative Effect of Accounting Change

The adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations,” was a required change in accounting principle and the cumulative effect of adopting this standard as of January 1, 2003 resulted in a non-cash, after-tax charge of $8 million in the first quarter of 2003.

Net Earnings

In the nine months ended September 30, 2004, we reported earnings from continuing operations of $369 million, or $1.64 per share, as compared to prior period earnings from continuing operations of $171 million or $0.77 per share. The growth in 2004 earnings was primarily due to the absence of prior period restructuring and asset impairment charges of $101 million or $.45 per share and increased gross profit driven by higher sales slightly offset by higher selling and administrative expenses. Net earnings in 2003 also included an after-tax charge of $8 million for asset retirement obligations resulting from the adoption of SFAS No. 143. This charge was reflected as a cumulative effect of accounting change.

NINE MONTHS 2004 VERSUS NINE MONTHS 2003 – BY BUSINESS SEGMENT

Coatings

Net sales from Coatings were $1,835 million, an increase of 13% or $212 million from net sales of $1,623 million in 2003, primarily driven by the impact of higher demand, higher selling prices and the favorable impact of currencies. Sales from Architectural and Functional Coatings, which account for the majority of total Coatings sales, increased 14% over the prior year due primarily to strong demand and to a lesser extent the favorable impact of currencies. This increase in demand is attributable to strong growth in the paint can market in North America, Latin America and Europe and higher demand in Asia-Pacific across most markets. Powder Coatings sales increased 9% due to the favorable impact of currencies as well as higher demand in the Automotive and Industrial segments, especially in Europe, Latin America, and Asia-Pacific. Automotive Coatings sales increased 8% from the prior period, primarily driven by share gains in the North American market and the favorable impact of currencies, partially offset by lower selling prices.

Earnings increased $78 million to $176 million in 2004 compared to $98 million in 2003 due largely to $66 million in lower after tax restructuring and asset impairment charges. The remaining increase is attributable to higher demand, the favorable impact of currencies and higher selling prices which were substantially offset by higher raw material and energy costs.

Performance Chemicals

In the nine months ended September 30, 2004, net sales from Performance Chemicals were $1,179 million, an increase of 14% or $144 million from prior period net sales of $1,035 million, driven by higher demand across most businesses, the favorable impact of currencies and higher selling prices Sales from Plastics Additives increased 16% from the prior period mostly driven by higher demand in North America and Europe and the impact of favorable foreign currencies and higher selling prices. Sales from Consumer and Industrial Specialties increased 12% over the prior period. The increase was primarily due to higher demand in North America for biocides used in wood preservation and personal care products, in addition to strong demand for detergent dispersants in Asia-Pacific and North America. Net sales from Process Chemicals increased 11%, mostly due to higher demand, particularly in the organic specialties and ion exchange resins markets.

Earnings increased $63 million to $102 million in the nine months ended September 30, 2004, compared to $39 million in the prior period as higher sales, the favorable impact of currencies, and efficient operations, more than offset higher raw material and energy costs, as well as the absence of restructuring and asset impairment charges of $29 million after tax that occurred in the prior year period.

Monomers

In the nine months ended September 30, 2004, net sales from Monomers were $1,009 million, an increase of 17% from prior period net sales of $859 million. Net sales figures for Monomers include sales to our downstream monomer-consuming businesses, primarily Architectural and Functional Coatings, Adhesives and Sealants and Performance Chemicals. Sales to external customers increased 32% to $389 million in 2004 from $294 million in the prior period. This increase can primarily be attributed to higher demand and higher selling prices, as well as the favorable impact of currencies.

	Nine Months Ended
(in millions)	September 30,
	2004	2003
Total Sales	$1,009	$859
Elimination of Intersegment Sales	(620)	(565)

Third Party Sales	$389	$294

Earnings of $67 million for the nine months ended September 30, 2004 increased $20 million from the prior period of $47 million, reflecting increased gross profit resulting from higher sales.

Electronic Materials

In the nine months ended September 30, 2004, net sales from Electronic Materials were $940 million, a 20% increase from net sales of $782 million in 2003. Sales increased in all businesses and regions, primarily driven by increased demand for higher technology products. The favorable impact of currencies essentially offset normal selling price declines. Sales of advanced technology products, such as deep ultra-violet photoresists, anti-reflective coatings and chemical mechanical planarization pads and slurries increased 23% from the prior period. Sales from Circuit Board Technologies increased 15% over the prior year driven by growth in Asia-Pacific. Sales from Semiconductor Technologies increased 20% as compared to 2003 on recovery of market conditions. Sales from Packaging and Finishing Technologies increased 29% from the prior period as demand for electronic and industrial applications continues to grow in all regions.

Earnings increased 54% or $37 million to $105 million in nine months ended September 30, 2004, as compared to $68 million in 2003, primarily led by growth in the higher margin advanced technology product lines, combined with disciplined cost management.

Adhesives and Sealants

In the nine months ended September 30, 2004, net sales from Adhesives and Sealants were $519 million, an increase of 9% or $45 million from net sales of $474 million in 2003, primarily driven by the favorable impact of currencies, higher demand, and selling price improvements. North American demand was up in many markets. Higher sales in Asia-Pacific and Latin America were driven by packaging and pressure sensitive adhesives.

Earnings of $30 million in the nine months ended September 30, 2004 increased $18 million from $12 million in 2003. The increase from the prior period is due to higher selling prices, higher demand, the absence of restructuring-related costs and the favorable impact of currency, partially offset by higher raw material and energy costs.

While the performance of this business has improved over the prior year, future improvement plans may be needed to meet our expectations and could result in material restructuring and asset impairment charges. If we were unable to achieve the expected margins for this business, it would adversely impact the discounted estimated future cash flows for this segment, which are used to test the recoverability of goodwill. This could result in material goodwill and intangible asset impairment charges if the fair value falls below the book value of Adhesives and Sealants’ net assets.

Salt

In the nine months ended September 30, 2004, net sales from Salt were $574 million, up 1% from the prior period net sales of $566 million. Increased selling prices and favorable currency offset lower overall demand. Demand for new products, as well as higher demand for water conditioning products partially offset the decreased ice-control sales as compared with record ice-control sales in the prior period.

Earnings declined 23% or $8 million to $27 million in the nine months ended September 30, 2004 compared to $35 million in the prior period reflecting increased promotional expenses for new products and higher distribution, energy and employee-related costs as compared to the prior period.

Corporate

Corporate reported net expenses of $138 million in the nine months ended September 30, 2004, representing a 15% increase over prior period expenses of $120 million. The increase was primarily due to unallocated shared service costs including consulting expenses for process re-engineering activities and internal control documentation as part of our efforts to meet compliance rules under the Sarbanes-Oxley Act of 2002, foreign currency translation losses and environmental expenditures.

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

Maintaining a strong balance sheet is also an important objective. We consider the ratio of total debt to total capital (total debt + total stockholders’ equity) to be an important measure of the strength of our balance sheet. As of September 30, 2004 the Company’s debt ratio was 42%, down from 43% as of December 31, 2003. Over the next several years, we expect to utilize cash resources to reduce this ratio below 40% as debt is retired during the normal course of our long-term debt maturities.

Our primary source of liquidity was cash provided by operations and our principal uses of cash were capital expenditures, dividends, and debt reduction. These are summarized in the table below:

	Nine Months Ended
	September 30,
(in millions)	2004	2003
Cash provided by operations	$452	$508
Capital expenditures	172	231
Dividends	161	142

Cash Provided By Operations

Cash provided by operations was $452 million for the nine months ended September 30, 2004 which is less than the $508 million generated in 2003. The decrease is due primarily to the increase in accounts receivable as a result of higher sales and increased payments for accounts payable, partially offset by higher net earnings.

The cash flow we generate from operating activities is typically concentrated in the third and fourth quarters. This is due to the seasonal working capital patterns in some of our core businesses, such as Coatings, as well as the timing of certain annual payments such as employee bonuses, interest on debt and property taxes. For the full year, we expect cash from operating activities to be approximately $875 million as compared to approximately $950 million for 2003, which reflects certain reclassifications. Maintaining strong operating cash flow through earnings and working capital management will continue to be an important objective.

Capital Expenditures

We intend to manage our capital expenditures to take advantage of growth and productivity improvement opportunities as well as to fund on-going environmental protection and plant infrastructure requirements. We have a well-defined review procedure for the authorization of capital projects. Year-to-date capital expenditures in 2004 are below 2003 expenditures due to the nature of our current year capital projects which individually are smaller compared with the significant expansions completed last year, which included Houston, Texas; Villers-Saint-Paul, France; and completion of the Mumbai, India Plant. In May 2004, we also completed the final phase of the implementation of our Enterprise Resource Planning (ERP) system which has been our largest capital project in each of the last three years. Capital expenditures for this implementation were $25 million and $46 million for the nine months ended September 30, 2004 and 2003, respectively. We anticipate capital expenditures in 2004 to be approximately $300 million as compared to the 2003 capital expenditures of $339 million.

Dividends

On September 1, 2004, we paid a quarterly dividend of $.25 per common share. This represented an increase of 14% from the dividend of $.22 per common share paid in the third quarter of 2003. On September 24, 2004, we declared a quarterly dividend of $.25 per common share payable on December 1, 2004.

Other Cash Flow Information

During 2004, we invested $49 million in cash equivalents, considered restricted cash, through a trust designed to meet financial assurance requirements of U.S. state and local environmental agencies with respect to plant operations. We previously satisfied these requirements by purchasing bank letters of credit.

Included in cash used in investing activities in 2004 is $21 million expended to settle foreign exchange forward and currency collar contracts used to hedge our investments in Euro and yen-based operating units. Included in cash provided by financing activities is $43 million received in May 2004 in exchange for closing an interest rate swap contract. Additional information regarding our hedging activities is summarized in Note 7 to the Consolidated Financial Statements.

Liquidity and Debt

As of September 30, 2004, we had $401 million in cash, including restricted cash, and $2,547 million in debt compared with $196 million and $2,575 million, respectively, at December 31, 2003. A summary of our cash and debt balances is provided below:

	September 30,	December 31,
(in millions)	2004	2003
Short-term obligations	$113	$107
Long-term debt	2,434	2,468

Total debt	$2,547	$2,575

Cash and cash equivalents	$352	$196
Restricted cash	49	—

Total	$401	$196

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

Pension Plan Funding

Our U.S. ERISA-qualified pension plans represent approximately 80% of our pension plan assets and do not require additional funding in 2004. Our current projections based on 2003 results do not anticipate additional funding in the next two years. However, the amount and the timing of funding will be dependent on changes in the level of interest rates and the actual rate of return earned on plan assets. Funding could be accelerated if interest rate levels used to value liabilities decline or if assets fail to earn the assumed rate of return of 8.5%. For our smaller international plans, we expect to contribute approximately $15 million to meet funding needs in 2004 $11 million of which has been paid to date. Provided there is no further decline of the global capital markets, we expect this annual level of funding to be sufficient to meet our non-U.S. plan needs over the next several years.

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

We are a party to various government enforcement and private actions associated with former waste disposal sites, many of which are on the U.S. Environmental Protection Agency’s (EPA) National Priority List, and we have been named a potentially responsible party (PRP) at approximately 140 inactive waste sites where remediation costs have been or may be incurred under the Federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. In some of these cases, we may also be held responsible for alleged property damage. We have provided for future costs at certain of these sites. We are also involved in corrective actions at some of our manufacturing facilities.

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

During 1996, the EPA notified Morton of possible irregularities in water discharge monitoring reports filed by its Moss Point, Mississippi plant in early 1995. Morton investigated and identified other environmental issues at the plant. Although at the date of acquisition Morton had accrued for some remediation and legal costs, we revised these accruals as part of the allocation of the purchase price of Morton based on our discussions with the authorities and on the information available as of June 30, 2000. In 2000, we reached agreement with the EPA, the Department of Justice and the State of Mississippi, resolving these historical environmental issues. The agreement received court approval in early 2001. The accruals established for this matter were sufficient to cover the costs of the settlement. As a part of this agreement, 23 of the former Morton chemical facilities were subject to environmental audit by an independent consultant. Findings were provided to the government, and discussions with the government on potential penalties are underway. All operations at this facility have now been terminated.

In December 2002, a complaint was filed in Mississippi on behalf of over 700 plaintiffs against Morton, Rohm and Haas, Joseph Magazzu, a former Morton employee, and the Mississippi Department of Environmental Quality alleging personal injury and property damage caused by environmental contamination. Since then, similar complaints were filed in Mississippi on behalf of an additional 1800 plaintiffs. These are individual plaintiffs since Mississippi procedural rules do not permit class actions. At this time, we see no basis for these claims and we will vigorously defend these cases.

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

Our reserves for environmental remediation, as presented below, are recorded appropriately as current and long-term liabilities in the Consolidated Balance Sheets. The amounts charged to earnings pre-tax for environmental remediation and related charges were $11 million and $15 million for the three months ended September 30, 2004 and 2003, respectively, and $30 million and $22 million for the nine months ended September 30, 2004 and 2003, respectively. The reserves for remediation were $145 million and $127 million at September 30, 2004 and December 31, 2003, respectively, and are recorded as liabilities (current and long-term) in the Consolidated Balance Sheets.

Our reserves represent those costs that we believe to be probable and reasonably estimable. Other costs, which have not met the definition of probable, but are reasonably possible and estimable, have been included in our disclosure of reasonably possible loss contingencies. In addition to accrued environmental liabilities, we have identified reasonably possible loss contingencies related to environmental matters of approximately $80 million and $84 million at September 30, 2004 and December 31, 2003, respectively.

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

Climate Change

There is an increasing global focus on issues related to climate change and particularly on ways to limit and control the emission of greenhouse gases, which are believed to be associated with climate change. Discussions and some initiatives on these topics (including the Kyoto Protocol to the United Nations Framework Convention on Climate Change) are already well along in Europe and related legislation has been introduced, but not passed, in the US. The European Union has indicated its commitment to greenhouse gas emission reduction independent of any ratification of the Kyoto Protocol. We are very much aware of the importance of these issues and the importance of addressing greenhouse gas emissions.

Due to the nature of our business, we have emissions of CO2 from combustion sources, but our emissions of other greenhouse gases (N2O, HFCs, etc.) are minimal as compared to CO2 emissions. We have therefore focused on ways to increase energy efficiency and curb potential increases in greenhouse gas emissions resulting from growth in production in addition to lowering the energy usage of existing operations. Although the lack of specific legislation prevents any accurate estimates of the impact on the Company, any legislation that limits CO2 emissions may create a potential restriction to business growth by limiting the quantity of traditional energy sources available to all consumers of energy, including Rohm and Haas. The outcomes of restricted energy availability could include: increased energy cost, additional capital investment to lower energy intensity and rationed usage with the need to purchase greenhouse gas emission credits. The Company will continue to follow these climate change issues, work to minimize any negative impacts on Company operations and seek technological breakthroughs in energy supply and efficiency.

Other Litigation

In February 2003, we were served with European Commission Decisions requiring submission to investigations in France and the United Kingdom, a search permit in Japan from the Japanese Fair Trade Commission, an order for the production of records and information in Canada and two grand jury records subpoenas in the United States all relating to a global antitrust investigation of the Plastics Additives industry. We subsequently received a request for additional information from the Japanese Fair Trade Commission. The Japanese Fair Trade Commission brought proceedings against named Japanese plastics additives producers but did not initiate action against Rohm and Haas. We do not expect further action in the Japanese investigation. We are cooperating fully with all governmental authorities.

In addition, the Company is a party to seven private civil antitrust actions which have been consolidated in the U.S. District Court for the Eastern District of Pennsylvania and one in State Court in Ohio. These actions have been brought against Rohm and Haas and other producers of plastics additives products by purchasers of these products and seek civil damages as a result of alleged violations of the antitrust laws. The named plaintiffs in each of these actions are seeking to sue on behalf of all similarly situated purchasers of plastics additives products. Federal law provides that persons who have been injured by violations of Federal antitrust law may recover three times their actual damages plus attorneys fees. Ohio state antitrust law provides for double damage indemnity. In May 2004, another lawsuit was filed in state court in California seeking to recover damage on behalf of California’s indirect purchasers of plastic additive products. We do not believe these cases have merit and will vigorously defend them.

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

In September 2004, the Company reached an agreement with certain of its insolvent insurance carriers to resolve the Company’s environmental and other claims. The Company expects to receive about $11 million in 2004, with smaller, future payments possible depending on the carriers’ financial circumstances. Similar to previous settlements reached by the Company with solvent insurance carriers, the payments to the Company are in exchange for the “buy back” of the policies.

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

We hold an interest in a joint venture, accounted for under the equity method of accounting, that is considered a VIE. The variable interest relates to a cost-plus arrangement between the joint venture and each joint venture partner. We have determined that Rohm and Haas is not the primary beneficiary and therefore have not consolidated the entity’s assets, liabilities, and results of operations in our consolidated financial statements. The entity provides manufacturing services to the Company and the other joint venture partner, and has been in existence since 1999. As of June 30, 2004, our investment in the joint venture totals approximately $37 million, representing our maximum exposure to loss.

➢	Medicare Prescription Drug, Improvement and Modernization Act of 2003

In May 2004, the Financial Accounting Standards Board issued FASB Staff Position (FSP) FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act), which provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. The Act provides the opportunity for a Medicare eligible retiree to obtain a prescription drug benefit under Medicare, or for sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by law, a Federal subsidy with tax-free payments commencing in 2006. Under FSP FAS 106-2, the effect of the Federal subsidy is accounted for as an actuarial experience gain, which would reduce our future benefit expense.

The effect of the subsidy has reduced our 2004 accumulated postretirement benefit obligation by approximately $11 million and will reduce our annual benefit expense by $1 million. Our estimates assume that our plans with defined dollar caps would not be eligible for the subsidy.

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

As of September 30, 2004, our Chairman of the Board and Chief Executive Officer and our Vice President and Chief Financial Officer, together with management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 ( c ) and 15d-14 ( c ) of the Exchange Act. Based on that evaluation, our Chairman of the Board and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Our Chief Executive Officer and Chief Financial Officer have signed their certifications as required by the Sarbanes-Oxley Act of 2002.

b)	Changes in Internal Controls over Financial Reporting

As previously disclosed, the Company commenced a phased implementation of a global Enterprise Resource Planning (ERP) system in 2000. The implementation of this system was completed in May 2004.

In connection with the ERP implementation, during the nine months ended September 30, 2004 we transitioned our former multiple legacy sub-consolidation systems to a single consolidation system. Consolidation systems are an important element within our system of internal control. In addition to accumulating the financial results from our subsidiaries’ accounting ledgers, these systems assist with the translation of foreign currencies, the elimination of intercompany activity and the preparation of our consolidated financial statements and business segment information. We also use our consolidation system internally for analysis and review of our financial results. During this transition process, we identified several prior period entries pertaining to the accounting for the acquisition of Morton International that were incorrectly classified. (See Note 1 to the Consolidated Financial Statements for further discussion of those entries.)

In response to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we have invested significant resources to document and assess our systems of internal controls. We have identified deficiencies in our internal controls requiring remediation, and are designing enhanced processes and controls to address these improvements. Areas requiring improvement include documentation of controls, timely account reconciliation and verification, segregation of duties, and review of transactions.

We have and will continue to undertake business reengineering and restructuring initiatives that may result in the realignment of job responsibilities and the elimination of positions. These events may change how transactions are processed and/or the functional areas or locations responsible for the transaction processing.

These matters noted above have been discussed with our Audit Committee, and where appropriate, we are changing the design and operation of our internal control structure. We believe we are taking the necessary steps to monitor and maintain appropriate internal controls during periods of change.

There have been no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are likely to materially effect, the Company’s internal control over financial reporting.

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

/s/ Jacques M. Croisetiere Jacques M. Croisetiere Vice President and Chief Financial Officer

DATE: OCTOBER 28, 2004	ROHM AND HAAS COMPANY (Registrant)