Form 10-K
period 2004-12-31
ROHM & HAAS CO
filed 2005-03-01
CIK 84792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☑ No ☐

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2004 was: $6,555,200,698.

The number of shares outstanding of the registrant’s common stock as of February 24, 2005 was 226,078,767:

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Definitive Proxy Statement to be filed with the Securities and Exchange Commission, except the Report on Executive Compensation, Graph Titled “Cumulative Total Return to Stockholders” and Audit Committee Report included therein.

Rohm and Haas Company 2004 Form 10-K

PART I

Item 1. Business

The Company

Rohm and Haas Company was incorporated in 1917 under the laws of the State of Delaware. Our shares are traded on the New York Stock Exchange under the symbol “ROH.”

We are a global specialty materials company that began over 90 years ago when a chemist, Otto Rohm, and a businessman, Otto Haas, decided to form a partnership to make a unique chemical product for the leather industry. That once tiny firm, now known as Rohm and Haas Company, reported sales of $7.3 billion in 2004 on a portfolio of global businesses including specialty chemicals, electronic materials and salt. Today, we leverage science and technology to design materials and processes that enable our customers’ products to work. We serve a broad segment of dynamic markets, the largest of which include: construction and building, electronics, packaging, household products, personal care, automotive and food. To serve these markets, we have significant operations in approximately 100 manufacturing and 37 research facilities in 27 countries with approximately 17,000 employees. Our geographic reach continues to expand with approximately 52% of our sales in North America, 26% in Europe, 18% in Asia-Pacific and 4% in Latin America.

Throughout its history Rohm and Haas has remained true to the original vision of its founders: to be a high quality supplier of specialty materials that improve the quality of life. In the late 1990’s, we began to diversify our portfolio of product offerings to enhance our specialty chemical business by acquiring Morton International Inc., and expanding our Electronics Materials business through the acquisitions of LeaRonal and Rodel. During the same period, we have repositioned our portfolio to divest non-strategic businesses. As a result of all this activity, we have doubled our sales, balanced the seasonality of our portfolio, expanded our geographic reach and product opportunities to meet market demand, and enhanced our cash generating capabilities.

Those businesses within our specialty chemical portfolio, as well as our Electronic Materials and salt businesses, will be discussed in more detail later in this section.

Our Strategic Focus

Our focus is to grow both revenues and earnings through organic growth and to deploy our strong cash position in a balanced approach to add value to our stockholders, while managing the company within the highest ethical standards.

Organic Growth

We are committed to increasing sales and profitability in our existing segments through:

•	Innovation - focusing our research investment on development of new products and new step-out technologies and opportunities, particularly in the areas of our world class acrylic and electronic material technologies;

•	Marketing excellence - focusing our energies on the fastest growing market segments; cultivating our name recognition in the marketplace while differentiating ourselves from our competitors;

•	Geographic reach - leveraging our geographic footprint to take advantage of market demand and capitalizing on our presence in the high growth Asia-Pacific region and emerging markets of Central and Eastern Europe; and

•	Growth through efficiency - leveraging our state-of-the art information technology infrastructure, through improved standardization and simplification of work processes, the ongoing realignment of our global manufacturing footprint to meet customer demand, as well as highly efficient and functionally excellent administrative support services.

Cash Generation

We will use our strong cash generation capabilities to increase stockholder value through higher dividends, debt retirement, strategic investments in our core technologies, and stock repurchases, as appropriate. We generated over $882 million and $953 million in cash from operating activities during 2004 and 2003, respectively.

Corporate Governance

Our company was built upon a strong foundation of core values, which continue today. These values are the bedrock of our success. We strive to operate at the highest levels of integrity and ethics and in support of this, require that all salaried employees, as well as the members of our Board of Directors, receive compliance training and annually certify their compliance with our internal Code of Business Conduct and Ethics. Our core values are best summarized as:

•	Ethical behavior at all times;

•	Integrity in all business interactions; and

•	Trust by doing what we promise.

Our Board of Directors devotes substantial time in reviewing our business practices with regard to the norms of institutional integrity. Our Board is comprised of 15 Directors, of which 14 are non-employees. The Audit, Governance, Nominating and Executive Compensation committees of the Board are all entirely composed of independent directors.

Our Businesses

Our portfolio of businesses is strong, seasonally diverse and well positioned for future growth. The table below summarizes sales recorded by our six reportable operating segments in 2004 and 2003. See footnote 7 of our consolidated financial statements for further information regarding our reportable operating segments and foreign operations.

(dollars in millions)	2004	%	2003	%

Coatings	$2,395	33	$2,135	33
Performance Chemicals	1,590	22	1,382	22
Monomers	1,383	19	1,152	18
Electronic Materials	1,250	17	1,079	17
Adhesives and Sealants	693	10	632	10
Salt	829	11	801	12
Elimination of Intersegment Sales	(840)	(12)	(760)	(12)

Total Net Sales	$7,300	100	$6,421	100

COATINGS

Coatings is our largest reportable segment and is comprised of three businesses:

(dollars in millions)	2004	%	2003	%

Architectural and Functional Coatings	$1,939	81	$1,704	80
Powder Coatings	342	14	324	15
Automotive Coatings	114	5	107	5

Total Net Sales	$2,395	100	$2,135	100

Our Coatings products are sold globally, with approximately 57% of sales in North America, 27% in Europe, 11% in Asia-Pacific and 5% in Latin America. Since key markets for this segment are the Building and Construction markets, and in particular the architectural coatings markets, sales for this segment have seasonal fluctuations and, with a significant part of its portfolio using the acrylic technology platform, are sensitive to fluctuating raw material costs.

Architectural and Functional Coatings is the largest of the businesses in the Coatings segment. In 1953, we pioneered the acrylic waterborne chemistry that has evolved into our current high quality, technologically advanced product offerings of binders and additives for acrylic paint. Our technology improves the durability, tint retention, adhesion, stain resistance and opacity of paint. Our customer base includes well-known, high quality paint suppliers. In addition to offering products for the architectural and decorative coatings markets, this segment also offers products that serve a wide variety of coatings in: industrial markets for use on metal and wood and in traffic paint; the building industry for use in roofing materials, insulation and cement markets; and consumer markets for use in paper, textiles and non-woven fibers, graphic arts and leather.

Powder Coatings produces a comprehensive line of powder coatings that are sprayed onto consumer and industrial products and parts in a solid form. During the powder coating process, tiny particles receive an electrostatic charge as they pass through a sprayer, which causes them to adhere to the product. The product is later cured at high temperature, where the particles melt onto the product to form the final coating. Powder coatings are often more cost-effective than liquid coatings, while providing similar or enhanced benefits, including increased durability such as temperature and wear resistance. Our powder coatings are used on a wide variety of products, ranging from door handles to patio and deck furniture, to windshield wipers, televisions and industrial shelving.

Automotive Coatings formulates and manufactures decorative and functional coatings for plastic automotive parts such as bumper covers and interior and exterior trim of cars and trucks.

Business		Markets		Products		End Uses

Architectural and Functional	• • • • • • •	Building and construction Home improvement Paper Graphic arts Apparel Home and office goods Transportation	• •	An array of versatile acrylic emulsion polymers and other technologies A range of additives, such as thickeners, extenders and opacifiers	• • • • • • • • •	House paints Traffic paints Metal coatings Coated paper Printing inks Non-woven fibers Textile finishes Insulation Leather

Powder	• • • • •	Home and office goods Recreation Lawn and garden Transportation Building and construction	• •	Epoxy, polyester, silicone and acrylic powder coatings Lamineer — a low temperature curing coating	• • • • • • •	Architectural aluminium Shelving Tables and chairs Office furniture Cabinetry Machinery Gas grills

Automotive	•	Transportation	•	Solvent and water-based	•	Cars
				coatings for exterior and	•	Trucks
interior plastic parts

PERFORMANCE CHEMICALS
This reportable segment includes the sales and operating results of Plastics Additives, Consumer and Industrial Specialties, Process Chemicals and other smaller business groups.

(dollars in millions)	2004	%	2003	%

Plastic Additives	$621	39	$535	39
Consumer and Industrial Specialties	481	30	428	31
Process Chemicals	433	27	378	27
Other	55	4	41	3

Total Net Sales	$1,590	100	$1,382	100

Regionally, about 39% of our products are sold in North America, 37% in Europe, 19% in Asia-Pacific and about 5% in Latin America. These businesses provide products for a diverse set of markets, from consumer and personal care, to building and construction and packaging, to water treatment and purification processes for food and pharmaceutical markets, to newsprint processing. These businesses are described individually by the table below:

Business		Markets		Products		End Uses

Plastic Additives	• • • •	Building and construction Packaging Home and office goods Transportation	•	A wide range of additives that impart desired properties into the end plastic or help processing machinery run more efficiently (acrylic-based impact modifiers and processing aids, tin-based stabilizers and lubricants)	• • • • • • • •	PVC pipe Vinyl siding Wall systems Vinyl windows Fencing and decks Plastic packaging Interior auto parts Appliances and business machines

Consumer and Industrial Specialties	• • • •	Household products Personal care Industrial processing Building and construction	•	Antimicrobials, dispersants, acrylic emulsions and a range of other technologies	• • • •	Laundry and dishwater detergents Shampoos and conditioners Floor polishes Paints

Process Chemicals	• • • • • • • • •	Paper Industrial processing Lubricants Fuels Water processing Food processing Electronics Bioprocessing Chemical processing	• • • •	Sodium borohydride and related technologies Salt-forming bases Anion and cation ion exchange resins Adsorbents	• • • • • • • •	Newspaper Corrosion inhibitors Pharmaceutical processes Dyes Soft drinks and juices Ultra pure water Catalysis Electricity production

MONOMERS

This reportable segment produces methyl methacrylate, acrylic acid and associated esters as well as specialty monomer products. Monomers serve as the building blocks for many of our acrylic technologies in our other business segments. They are also sold externally for applications such as super absorbent polymers and acrylic sheet.

(dollars in millions)	2004	2003

Total Net Sales	$1,383	$1,152
Less: Intersegment Sales	(840)	(760)

Total External Sales	$543	$392

Business	Markets		Products		End Uses

Monomers	•	Building and construction	•	Methyl methacrylate	•	Adhesives
	•	Personal	•	Acrylic acid	•	Paints and coatings
	•	Automotive	•	Associated esters	•	Floor polishes
	•	Packaging	•	Specialty monomers	•	Hair sprays
	•	Chemicals			•	Super absorbent products

ELECTRONIC MATERIALS

This reportable segment is comprised of three businesses:

(dollars in millions)	2004	%	2003	%

Circuit Board Technologies	$297	24	$270	25
Packaging and Finishing Technologies	239	19	195	18
Semiconductor Technologies	714	57	614	57

Total Net Sales	$1,250	100	$1,079	100

Our Electronic Materials businesses are focused on inventing new materials that make electronic devices faster, smaller, more powerful and less expensive for the consumer. We offer fully compatible, leading-edge chemistry used to make the semiconductor chips and printed wiring boards found in today’s most sophisticated electronic devices. Our products are sold globally, with approximately 54% of sales in Asia-Pacific, 28% in North America and 18% in Europe.

Circuit Board Technologies develops and delivers the technology, materials and fabrication services for increasingly powerful, high-density printed circuit boards in computers, cell phones, automobiles and many other electronic devices. We are a leading global supplier of specialty chemicals and materials used in the fabrication of printed circuit boards, and are focused on the development of technologies such as metallization, liquid and dry film photo resist for imaging and embedded passives.

Metallization is considered by most to be the “heart” of the printed circuit board. It constitutes the physical connectivity as well as the current flow medium through which all electrical signals in the board are routed. As technology and functionality continue to evolve in electronics, the need to establish reliable connectivity is becoming more crucial. In response to this critical technical challenge, we continue to lead with advanced technology metallization solutions designed to deliver the cutting edge in capability and reliability to today’s demanding printed circuit board architectures.

Our imaging products provide capability for electronic circuit patterning, three-dimensional structuring, selective metal plating and etching, and protective solder mask coatings. Our product offerings cover the full range of application needs, from laser direct imaging to ultra fine-line resolution to high volume production.

Printed Circuit Board designers face the formidable challenge of supporting increased functionality in decreasing form factors for high-speed circuits. Embedded passive technology can open up valuable space on the board surface while also improving the electrical performance and reliability of high density, high-speed designs. We have developed a thin-film, high sheet resistivity resistor material under the trade name InSite™ in response to this market need.

Packaging and Finishing Technologies develops and delivers innovative materials and processes that boost the performance of a diverse range of electronic, optoelectronic and industrial packaging and finishing applications. We supply integrated coating processes critical for interconnection, EMI shielding, corrosion resistant, and decorative applications.

Semiconductor Technologies develops and supplies integrated products and technologies on a global basis enabling our customers to drive leading edge semiconductor design to boost performance of semiconductor devices powered by smaller and faster chips. This business also develops and delivers materials used for chemical mechanical planarization (CMP), the process used to create the flawless surfaces required to make faster and more powerful integrated circuits and electronic substrates.

Our pad and slurry technology platforms for CMP are based on strong fundamentals, critical raw materials, top talent and state-of-the-art laboratories and tools. As one of the pioneers in polishing technology, our industry experience has tuned our problem-solving capability so that we can respond quickly and effectively to customer needs. Our products, which include polishing pads, pad conditioners, polishing slurries and reactive chemical solutions, are used in the fabrication of almost every type of electronic chip made today.

Business	Markets		Products		End Uses

Circuit Board Technologies	•	Electronic devices	•	Enabling technology for all	•	Cellular phones
	•	Communication		aspects of the manufacture	•	Personal computers
	•	Computers		of printed wiring boards	•	Cars and trucks
	•	Transportation	•	Products such as:	•	Home appliances
	•	Recreation		photoresists,	•	Office equipment
				solder mask, electroless and	•	Electronic games
electrolytic copper

Packaging and Finishing Technologies	• •	Electronic devices Communication	•	Materials and technology for integrated circuit packaging,	• •	Cellular phones Personal computers
	•	Computers		connectors and industrial	•	Cars and trucks
	•	Transportation		finishing	•	Home appliances
	•	Plating on plastic/EMI			•	Office equipment
	•	Connector finishing			•	Electronic games
					•	Steel and metal finishing

Semiconductor Technologies	•	Electronics and	•	Essential technology for	•	Cellular phones
		communication devices		creating state-of-the-art	•	Personal computers
	•	Transportation		integrated circuits:	•	Cars and trucks
	•	Home and office goods		photoresists,developers,	•	Home appliances
	•	Recreation		removers, anti-	•	Office equipment
				reflective coatings, chemical	•	Electronic games
mechanical planarization
(CMP) pads and slurries

ADHESIVES AND SEALANTS

Our Adhesives and Sealants reportable segment was formed in 1999 from a combination of Morton adhesives and Rohm and Haas adhesives.

(dollars in millions)	2004	2003

Total Net Sales	$693	$632

The Adhesives and Sealants business provides a vast array of value adding products derived from a broad range of technologies including our world class acrylic technology. Our products are supported with market recognized best-in-class end-use applications knowledge. Products from our Adhesives and Sealants business are sold globally, with approximately 43% in Europe, 37% in North America, 13% in Asia Pacific and 7% in Latin America.

Packaging adhesives sold in this segment are designed to deliver unique attributes for the flexible packaging market. Our customer base includes companies that convert films, foils and papers used by the food and consumer goods industries in packaging their products. Our solvent-based, solventless and water-borne laminating adhesives enhance the adhesion between the multiple layers of materials commonly found in a variety of products such as candy bar wrappers, plastic food packaging, multi-wall bags for pet foods, and container board. Our coatings products are usually applied to protect or enhance the image of printed surfaces or to enhance the barrier properties for applications such as cheese packaging. Our heat seal adhesives are typically used in applications such as sealing yogurt containers and our cold seal adhesives are generally used in applications such as sealing of candy bar wrappers. Also included in this segment are flexible laminating adhesives for industrial applications and products supplied to companies who manufacture synthetic leather. Pressure sensitive and construction adhesives deliver the end-use properties required by our customers who in turn manufacture tapes, labels and a variety of other products. Other end-uses for our products include medical adhesives, protective films and caulks for the construction industry. All of these products are built from our unique capabilities in acrylic emulsion technologies. Our transportation adhesives are tailored to the unique needs of the automotive industry with adhesives for rubber-to-metal bonding applications such as engine vibration dampening, structural adhesives for panel laminating, and adhesives used in interior trim applications, including the headliners used to pad the interior roof of cars and trucks.

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

SALT

With the acquisition of Morton International in 1999, we obtained the rights to some of the most recognized consumer brand names and product symbols in the United States and in Canada. Our well-recognized “little Salt Girl” is the trademark of Morton International and one of our most valuable intangible assets. We also acquired the leading brand in Canada, Windsor Salt.

(dollars in millions)	2004	2003

Total Net Sales	$829	$801

Salt is produced through vacuum pan production, solar evaporation or mining. Even though the consumer salt business is best known, this segment extends well beyond table and specialty salts and includes salt used for water conditioning, ice control, food processing and chemical/industrial use. Highway ice control sales are driven by the effects of winter weather. This seasonality has balanced our total portfolio of businesses, nicely complementing stronger sales in the spring and summer from many of our Coatings businesses.

Business	Markets	Product	End Uses

Salt	• Consumer	• Salt	• Table salt
	• Food processing		• Home and industrial water conditioning salt
	• Industrial processing		• Ice control salt (highway de-icing and consumer)
	• Chemical processing		• Chemical/industrial processing salt
	• Water conditioning		• Industrial food processing
• Agricultural

Raw Materials

We use a broad range of raw materials across our operations, and the raw materials used vary widely among many of our businesses. In most cases, these raw materials are purchased from multiple sources under short-term and long-term supply contracts. For 2005, although the supply/demand balance is tight, we expect the supply of raw materials to be adequate to meet our demand. If the overall supply for certain raw materials becomes limited, obtaining alternative suppliers and the quantities we require could be difficult.

We purchase approximately 3.6 billion pounds annually of a variety of commodity, petrochemical-based chemicals as raw materials for our Monomers, Coatings, Performance Chemicals and Adhesives & Sealants operations. The largest consumer of these raw materials is our Monomers business which uses raw materials such as propylene (the largest single raw material purchased at approximately 1.3 billion pounds annually), acetone, ammonia, butanol, ethanol, and methanol to produce acrylate and methacrylate monomers. These monomers are used primarily by our Coatings, Performance Chemicals and Adhesives & Sealants businesses along with other commodity chemicals such as styrene, vinyl acetate monomer and butadiene to produce their end use products. The Monomers business also sells these monomer products on the merchant market. We purchase approximately 25 million mmbtu’s of natural gas for use in our operations. Petroleum-based raw material prices have been volatile and can fluctuate significantly over a relatively short period of time. Raw material prices had, in 2004, and may continue to have in 2005, a material impact on our consolidated results of operations. Availability of these materials can also vary due to seasonality, supplier capacity and customer demand. Certain of our suppliers are using sales controls which limit the amount of materials we can purchase, while certain others have declared force majeure. In addition, the acrylate and methacrylate monomer markets have been cyclical and at this time, due to lack of investment in recent years and the current strong demand, there is a tight global supply of these materials. We have a procurement plan for 2005 which we believe will meet our requirements in this tight raw material supply market.

Our Salt segment relies on rock salt and brine well reserves. Refer to Item 2. Properties, for more information.

Competition and Seasonality

We experience vigorous competition in each of our segments. Our competitors include many large, multinational chemical firms based in Europe, Asia and the United States as well as a number of regional and local competitors. In some cases, we compete against firms that produce commodity chemicals, purchased by us as raw materials to make our specialty products. However, we do not believe this places us at any significant competitive disadvantage because most of our products have unique performance characteristics that are sold to customers who demand a high level of customer service and technical expertise from our sales force and scientists. Our Salt segment is most affected by weather because of sales of highway ice-control salt. To a much lesser extent, sales in the Coatings segment destined for the architectural paint market are also affected by weather, particularly during the spring and summer outdoor painting seasons.

Environmental

A discussion of environmental related factors can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference to Note 26: Contingent Liabilities, Guarantees and Commitments in the accompanying Notes to Consolidated Financial Statements.

Research and Development

We believe that one of the keys to our success is product innovation. We are committed to ongoing investment in research and development as a way to differentiate our existing products, while bringing new technologies and innovative, high value products to market. We believe that our many intellectual properties are of substantial value in the manufacturing, marketing and application of our various products. On a consolidated basis, we are not dependent, to a material extent, upon any one trademark, patent or license; however, certain of our businesses may be so dependent.

As such, we allocate a significant amount of our operating budget to research and development. With the exception of 2003, historically we have increased our annual spend from year to year. In 2004, total spending increased to $265 million from $238 million in 2003. The increase was primarily driven by: 1) higher employee-related costs; 2) higher project spending, consistent with our business plan for 2004; and 3) the consolidation of a joint venture previously recorded as an equity method investment (see Note 27: New Accounting Pronouncements in the accompanying Notes to Consolidated Financial Statements). Our 2002 spend was $260 million. In 2005, we expect to spend approximately $280 million. Over 60% of our research and development efforts are currently focused in the Electronic Materials and Coatings segments.

A list of our technical and research centers throughout the world can be found in Item 2. Properties.

Where Can You Find More Information About Rohm and Haas Company?

     Corporate Office:

100 Independence Mall West
Philadelphia, Pennsylvania 19106-2399

Phone Numbers:

Main line:	(215) 592-3000
Investors’ line:	1-800-ROH-0466
Website:	www.rohmhaas.com (intended to be an inactive textual reference only)

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

Address:

Rohm and Haas Company
Public Relations Department
100 Independence Mall West
Philadelphia, PA USA 19106-2399

You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room that is located at 450 Fifth Street, NW, Washington, DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. You can also access our filings through the SEC’s internet site: www.sec.gov.

Item 2.  Properties

We have significant operations in approximately 100 manufacturing and 37 research facilities in 27 countries. The facilities and the segment to which they relate are detailed in the tables below:

					Research and
			Operating	Manufacturing	Technical
	Country	Location	Segment	Locations	Facilities

Non-U.S.	Argentina	Zarate	(1,2,4)	✓

	Australia	Geelong	(1,2,4)	✓	✓

	Bahamas	Inagua	(5)	✓

	Brazil	Jacarei	(1,2,4)	✓	✓

	Canada	Anjou	(5)	✓

		Iles-De-La-Madeleine	(5)	✓

		Lindbergh	(5)	✓

		Ojibway	(5)	✓

		Pugwash	(5)	✓

		Regina	(5)	✓

		West Hill	(1,2,4)	✓

		Windsor	(5)	✓

	China	DongGuan	(3)	✓

		Hong Kong	(3)	✓	✓

		Shanghai	(1,4)		✓

	Colombia	Barranquilla	(1,2,4)	✓

	France	Chauny	(4)	✓

		Lauterbourg	(1,4)	✓

		Semoy	(1,2)	✓

		Valbonne	(1,2,4)		✓

		Villers-Saint-Paul	(4)	✓

	Germany	Arnsberg	(1)	✓	✓

		Bremen	(2)	✓

		Strullendorf	(1)	✓

	India	Taloja	(1,2)	✓	✓

	Indonesia	Cilegon Plant	(1,2,4)	✓

	Italy	Castronno	(3,4)	✓

		Mozzanica	(1,2,4)	✓

		Mozzate	(2)	✓

		Parona	(2)	✓

		Romano d'Ezzelino	(1)	✓	✓

	Japan	Nagoya	(1,4)	✓

		Ohmiya	(3)		✓

		Sasakami	(3)	✓	✓

		Soma	(4)	✓

	Mexico	Apizaco	(1,2,4,6)	✓

		Toluca	(2)	✓

	Netherlands	Delfzijl	(4)	✓

	New Zealand	Auckland	(1,2,4)	✓

	Philippines	Las Pinas	(1,2,4)	✓

	Singapore	Singapore	(1,2,3,4)	✓	✓

	South Africa	New Germany	(1,2,4)	✓

	South Korea	Seoul	(3)	✓	✓

	Spain	Castellón	(1)	✓	✓

		Tudela	(1,2,4)	✓

	Sweden	Landskrona	(1,2,4)	✓

	Switzerland	Littau/Lucerne	(3)	✓

		Buchs/Acima	(4)	✓	✓

	Taiwan	Min-Hsiung	(1,2,4)	✓

		Taoyuan Hsien	(3)	✓	✓

	Thailand	Maptaphut	(1,2,4)	✓

	United Kingdom	Aldridge	(1)	✓

		Buxton	(3)	✓

		Coventry	(3)	✓	✓

		Dewsbury	(1,2,4)	✓

		Grangemouth	(4)	✓

		Jarrow	(4)	✓

					Research and
			Operating	Manufacturing	Technical
	State	Location	Segment	Locations	Facilities

U.S.	Arizona	Glendale	(5)	✓

		Phoenix	(3)		✓

	California	Hayward	(1,2,4,6)	✓

		La Mirada	(1,2)	✓

		Long Beach	(5)	✓

		Newark	(5)	✓

		Sunnyvale	(3)		✓

	Delaware	Newark	(3)	✓	✓

	Florida	Cape Canaveral	(5)	✓

	Georgia	Norcross	(3)		✓

	Illinois	Kilbourn	(4)	✓

		Elston Dock	(5)	✓

		Elgin	(2,5)		✓

		Elk Grove	(2)	✓

		Kankakee	(1,2)	✓

		Lansing	(1)	✓	✓

		Ringwood	(1,2)	✓

	Indiana	Warsaw	(1)	✓

	Kansas	Hutchinson	(5)	✓

	Kentucky	Louisville	(1,2,4,6)	✓

	Louisiana	Weeks Island	(4,5)	✓

	Massachusetts	Marlborough	(3)	✓	✓

		North Andover	(3,4)	✓	✓

		Woburn	(4)	✓	✓

	Michigan	Manistee	(4,5)	✓

		Rochester Hills	(1)		✓

	New Jersey	Perth Amboy	(5)	✓

	New York	Freeport	(3,4)	✓	✓

		Silver Springs	(5)	✓

	North Carolina	Charlotte	(1,2)	✓	✓

	Ohio	Cincinnati	(4)	✓	✓

		Fairport	(5)	✓

		Rittman	(5)	✓

		West Alexandria	(2)	✓	✓

	Pennsylvania	Bristol	(1,2,4,6)	✓

		Philadelphia	(4)	✓

		Reading	(1)	✓	✓

		Spring House	(1,2,4,6)		✓

	Tennessee	Knoxville	(1,2,4,6)	✓

	Texas	Bayport	(4,6)	✓

		Deer Park	(4,6)	✓	✓

		Lone Star	(1,2)	✓

		Grand Saline	(5)	✓

	Utah	Grantsville	(5)	✓

	Virginia	Blacksburg	(3)	✓	✓

		Wytheville	(1)	✓

	Washington	Elma	(4)	✓

(1) Coatings
(2) Adhesives and Sealants
(3) Electronic Materials
(4) Performance Chemicals
(5) Salt, including mines and evaporation facilities
(6) Monomers

Our manufacturing operations generally ran well throughout 2004. We consider our facilities to be well maintained and suitably equipped to meet the production requirements of each of our business segments.

Safety was a key focus as well, and the overall corporate safety record improved to a rate of 0.99 injuries for every 200,000 hours worked in 2004 from 1.0 injury for every 200,000 hours worked in 2003.

Our salt reserves vary, but all salt production locations have sufficient reserves to satisfy anticipated production requirements for the foreseeable future. Salt reserves for solar evaporation facilities are generally regarded as unlimited. With respect to the Salt segment, total salt production in 2004 was approximately 13 million tons.

Item 3. Legal Proceedings

A discussion of legal proceedings is incorporated herein by reference to Note 26: Contingent Liabilities, Guarantees and Commitments in the accompanying Notes to Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “ROH.” On February 24, 2005, there were 8,645 registered stockholders of our common stock. Below is a summary of the New York Stock Exchange Composite high and low prices of Rohm and Haas Company’s stock as well as the cash dividend paid per share for each quarter of 2004 and 2003. On February 24, 2005, the last sales price of our common stock was $48.19.

Period	High	Low	Cash Dividend

2004
1st Quarter	$43.69	$37.21	$0.22
2nd Quarter	41.75	35.90	0.25
3rd Quarter	43.15	36.97	0.25
4th Quarter	45.41	40.07	0.25

2003
1st Quarter	$34.26	$26.26	$0.21
2nd Quarter	34.12	29.10	0.21
3rd Quarter	37.34	29.83	0.22
4th Quarter	43.05	33.38	0.22

The following table provides information relating to our purchases of our common stock during the quarter ended December 31, 2004:

	(a) Total
	Number of	(b) Average	(c) Total Number of Shares(or	(d) Maximum Number (or Approximate
	Shares (or	Price Paid per	Units) Purchased as Part of	Dollar Value) of Shares (or Units) that
	Units)	Share (or	Publicly Announced Plans or	May Yet Be Purchased Under the Plans
Period	Purchased	Unit)	Programs	or Programs
October 1, 2004 thru October 31, 2004	4,360	$42.93	—	—
November 1, 2004 thru November 30, 2004	9,031	$44.49	—	—
December 1, 2004 thru December 31, 2004	611	$43.23	—	—
December 1, 2004 thru December 31, 2004	—	—	—	$1,000,000,000 (1)
Total	14,002	$43.95	—	$1,000,000,000

(1) In December 2004, our Board of Directors authorized the repurchase of up to $1 billion of our common stock through 2008, with the timing of the purchases depending on market conditions and other priorities for cash.

Item 6. Selected Financial Data

The following sets forth selected consolidated financial data for the years presented below as derived from our historical financial statements.

Five-Year Summary of Selected Financial Data (in millions, except per share, stockholders and employees)

		For the Year Ended December 31,
	2004	2003	2002	2001	2000
See notes	(1)			(2)	(2)

Statement of Operating Information
Net sales	$7,300	$6,421	$5,727	$5,666	$6,349
Gross profit	2,130	1,915	1,817	1,658	2,007
Earnings (loss) from continuing operations before income taxes and cumulative effect of accounting change	714	415	308	(66)	488
Earnings (loss) from continuing operations before cumulative effect of accounting change	496	288	210	(71)	296

Discontinued operations:
Income from discontinued line of business, net of income taxes	—	—	—	40	58
Gain (loss) on disposal of discontinued line of business, net of income tax	1	—	(7)	428	—

Cumulative effect of accounting change, net of income taxes	—	(8)	(773)	(2)	—
Net earnings (loss)	$497	$280	$(570)	$395	$354

As a % of Sales
Gross profit	29.2%	29.8%	31.7%	29.3%	31.6%
Selling and administrative expense	13.6%	13.9%	15.3%	15.2%	14.7%
Research and development expense	3.6%	3.7%	4.5%	4.1%	3.5%

Per Common Share Data and Other Share Information
Earnings (loss) from continuing operations before cumulative effect of accounting change:
Basic	$2.22	$1.30	$.95	$(.32)	$1.34
Diluted	2.21	1.30	.95	(.32)	1.34
Cash dividends per common share	.97	.86	.82	.80	.78
Common stock price:
High	$45.41	$43.05	$42.60	$38.70	$49.44
Low	35.90	26.26	30.19	24.90	24.38
Year-end close	44.23	42.71	32.48	34.63	36.31
Weighted average number of common shares outstanding – basic	222.9	221.5	220.9	220.2	219.5
Weighted average number of common shares outstanding – diluted	224.2	222.4	221.9	220.2	220.5

Balance Sheet Data (3)
Land, buildings and equipment, gross	$8,027	$7,705	$7,263	$6,624	$6,716
Total Assets	10,095	9,511	9,605	10,395	11,268
Current portion of long-term debt	11	10	48	11	11
Other short-term borrowings	66	98	132	167	545
Long-term debt	2,563	2,473	2,878	2,748	3,218

Total debt	2,640	2,581	3,058	2,926	3,774

Stockholders’ equity	3,697	3,357	3,119	3,841	3,653

Number of registered stockholders	8,726	9,106	9,140	9,234	9,226
Number of employees	16,691	17,245	17,611	18,210	20,248

(1)	The results of the year ended December 31, 2004 reflect the consolidation of a joint venture as of January 1, 2004. This joint venture was previously accounted for as an equity method investment in our reported results.

(2)	Prior year amounts include amortization of goodwill and indefinite-lived intangibles. In accordance with the adoption of SFAS No. 142, effective January 1, 2002, we ceased amortization of goodwill and indefinite-lived intangibles.

(3)	Reclassified to conform to current year presentation.

Also see 2004, 2003 and 2002 results in Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following commentary should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002. The phrase: “Earnings (loss) from continuing operations before cumulative effect of accounting change” is abbreviated as “Earnings (loss) from continuing operations” within the following Management’s Discussion and Analysis of Financial Condition, Results of Operations and Notes to Consolidated Financial Statements.

We are a global specialty materials company that brings technology and innovation to the market to enhance the performance of end-use consumer products made by our customers. Our Salt business is one of the most recognizable brand names in the world. Our products are sold primarily for use in the construction and building; electronics; household products and personal care; packaging and food; and automotive markets. We operate six reportable operating segments:   Coatings, Performance Chemicals, Monomers, Electronic Materials, Adhesives and Sealants, and Salt.

2004 – A Year in Review

Our performance this year was an improvement over 2003 as the overall economic recovery helped bolster demand across all markets and regions. Our strong portfolio of products and technologies continued to drive growth. Other significant items affecting the results of our 2004 operations include:

•	the impact of foreign currency translation; and

•	tight supply and escalating raw material and energy prices; and

•	continued selling price improvements.

In 2004, we reported sales of $7,300 million, a 14% increase over 2003. Over 70% of this increase is from organic growth through improved demand and higher selling prices primarily in our Coatings, Electronic Materials, and Performance Chemicals segments. The remainder of the increase in sales was largely due to the impact of favorable foreign currencies.

We reported earnings from continuing operations in 2004 of $496 million, or $2.21 per share, as compared to 2003 earnings from continuing operations of $288 million or $1.30 per share, reflecting the impact of higher demand, higher pricing, lower restructuring and impairment charges and favorable currencies.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. Management considers an accounting estimate to be critical to the preparation of our financial statements when:

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

➢	Litigation and Environmental Reserves

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

In reviewing such matters, we consider a broad range of information, including the claims, demands, settlement offers received from governmental authorities or private parties, estimates performed by independent third parties, identification of other responsible parties and an assessment of their ability to contribute and our prior experience, to determine if a liability is probable and if the value is estimable. If both of these conditions are met, we record a liability. If we believe that no best estimate exists, we accrue the minimum in a range of possible losses, and disclose any material reasonably possible additional losses. If we determine a liability to be only reasonably possible, we consider the same information to estimate the possible exposure and disclose the potential liability.

Our most significant reserves have been established for remediation and restoration costs associated with environmental damage. As of December 31, 2004, we have $137 million reserved for environmental- related costs. We conduct studies and site surveys to determine the extent of environmental damage and necessary remediation. With the expertise of our environmental engineers and legal counsel, we determine our best estimates for remediation and restoration costs. These estimates are based on forecasts of future costs for remediation and change periodically as additional and better information becomes available. Changes to assumptions and considerations used to calculate remediation reserves could materially affect our results of operations. If we determine that the scope of remediation is broader than originally planned, discover new contamination, discover previously unknown sites or become subject to related personal injury or property damage claims, our estimates and assumptions could materially change.

We believe the current assumptions and other considerations used to estimate reserves for both our environmental and other legal liabilities are appropriate. These estimates are based in large part on information currently available and the current laws and regulations governing these matters. If additional information becomes available or there are changes to the laws or regulations or actual experience differs from the assumptions and considerations used in estimating our reserves, the resulting change could have a material impact on the results of our operations, financial position or cash flows.

➢	Income Taxes

The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns.

In the determination of our current year tax provision, we assume that substantially all of the foreign earnings are remitted to the United States and since, upon remittance, such earnings are taxable, we provide federal income taxes on income from our foreign subsidiaries. In addition, we operate within multiple taxing jurisdictions and are subject to audit within these jurisdictions. We record accruals for the estimated outcomes of these audits. We adjust these accruals, if necessary, upon the completion of tax audits or changes in tax law. Since significant judgment is required to assess the future tax consequences of events that have been recognized in our financial statements or tax returns, we consider such estimates to be critical to the preparation of our financial statements.

We believe that the current assumptions and other considerations used to estimate the current year effective and deferred tax positions are appropriate. However, if the actual outcome of future tax consequences differs from our estimates and assumptions, the resulting change to the provision for income taxes could have a material impact on our results of operations, financial position or cash flows. A 1% change in the effective tax rate would change the annual income tax expense by $7 million.

➢	Restructuring

When appropriate, we record charges relating to efforts to strategically reposition our manufacturing footprint and support service functions. In the past three years, we recorded a net $18 million, $96 million and $17 million in 2004, 2003 and 2002, respectively, for severance and other employee benefits within the provision for restructuring and asset impairments in the Consolidated Statements of Operations.

Reserves are established for such initiatives by calculating our best estimate of employee termination costs utilizing detailed restructuring plans approved by management. Reserve calculations are based upon various factors including an employee’s length of service, contract provisions, salary level and health care benefit choices. We believe the estimates and assumptions used to calculate these restructuring provisions are appropriate, and although significant changes are not anticipated, actual costs could differ from the assumptions and considerations used in estimating reserves should changes be made in the nature or timing of our restructuring plans. The resulting change could have a material impact on our results of operations or financial position.

➢	Long-Lived Assets

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

When such events or changes occur, we estimate the future cash flows expected to result from the asset use and, if applicable, the eventual disposition of the assets. The key variables that we must estimate include assumptions regarding sales volume, selling prices, raw material prices, labor and other employee benefit costs, capital additions and other economic factors. These variables require significant management judgment and include inherent uncertainties since they are forecasting future events. For this reason, we consider our estimates to be critical in the preparation of our consolidated statements of operations. If such assets are considered impaired, they are written down to fair value as appropriate.

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

The key variables that we must estimate to determine future cash flows include assumptions for sales volume, selling prices, raw material prices, labor and other employee benefit costs, capital additions and other economic or market-related factors. Significant management judgment is involved in estimating these variables, and they include inherent uncertainties since they are forecasting future events. For example, unanticipated changes in competition, customer sourcing requirements and product maturity would all have a significant impact on these estimates.

•	Discount rate

We employ a Weighted Average Cost of Capital (WACC) approach to determining our discount rate for goodwill recoverability testing. Our WACC calculation includes factors such as the risk free rate of return, cost of debt and expected equity premiums. The factors in this calculation are largely external to our Company and therefore beyond our control. The average WACC utilized in our goodwill recoverability testing for 2004 and 2003 was 9.5% and 9.1%, respectively. A 1% change in the WACC will result in an approximate 15% change in the computed fair value of our reporting units. The following table summarizes the major factors that influence the rate:

	2004	2003

Risk free rate of return	5.4%	4.5%
Cost of debt	7.2%	7.1%
Market risk premium	4.0%	5.0%

The change in risk free rate of return is due to the overall increase in the U.S. interest rates between the dates of our annual impairment testing in May 2003 and May 2004. In 2004, we reduced our estimate of the market risk premium to reflect management’s best estimate of its cost of capital. The reduction is consistent with market risk premiums used in our other financial estimates.

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

➢	Pension and Other Employee Benefits

Certain assumptions are used to measure plan obligations and related assets of Company-sponsored defined benefit pension plans, post-retirement benefits, post-employment benefits (e.g. medical, disability) and other employee liabilities. Plan obligations and annual expense calculations are based on a number of key assumptions. These assumptions include the weighted-average discount rate at which obligations can be effectively settled, the anticipated rate of future increases in compensation levels, the expected long-term rate of return on assets, increases or trends in health care costs and estimated mortality. We use actuaries to assist us in preparing these calculations and determining these assumptions. These assumptions involve inherent uncertainties, which may not be controllable by management, and as a result, adjustments to expense may be required in future periods. We believe that the current assumptions and other considerations used to estimate plan obligations and annual expense are appropriate. However, if the actual outcome differs from our estimates and assumptions, the resulting change could have a material impact on the consolidated results of operations and statement of position. The weighted-average discount rate and the estimated return on U.S. plan assets, which constitute the majority of our plan assets, used in our determination of pension expense are as follows:

	2004	2003	2002

Weighted-average discount rate	6.25%	6.67%	7.25%
Estimated return on plan assets	8.50%	8.50%	8.50%

The following illustrates the annual impact on pension expense of a 50 basis point increase or decrease from the current assumptions.

					Combined
	Weighted-Average		Estimated Return on		Increase/(Decrease)
	Discount Rate		Plan Assets		Pension Expense
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

50 basis point increase	$(8)	$(5.8)	$(6.2)	$(2.4)	$(14.2)	$(8.2)

50 basis point decrease	$8.4	$5.5	$6.2	$2.4	$14.6	$7.9

The annual impact on other post retirement employee benefits expense of a 50 basis point increase or decrease from the current discount rate is immaterial.

Reportable Operating Segments at December 31, 2004

We operate six reportable operating segments, as presented below. Additional information regarding the markets these segments serve can be found in Item 1. Business. Our sales by reportable operating segment and region is presented below.

		Performance		Electronic	Adhesives		Segment
(in millions)	Coatings	Chemicals	Monomers	Materials	& Sealants	Salt	Elims.	Total

N. America
2004	$1,364	$620	$352	$351	$258	$829	$—	$3,774
2003	1,245	542	261	322	232	801	—	3,403
2002	1,184	551	282	332	237	706	—	3,292

Europe
2004	$655	$582	$163	$220	$297	$—	$—	$1,917
2003	590	521	120	199	291	—	—	1,721
2002	415	432	71	187	260	—	—	1,365

Asia-Pacific
2004	$264	$308	$2	$679	$89	$—	$—	$1,342
2003	211	250	3	558	67	—	—	1,089
2002	177	167	—	468	56	—	—	868

Latin Amer.
2004	$112	$80	$26	$—	$49	$—	$—	$267
2003	89	69	8	—	42	—	—	208
2002	90	67	6	—	39	—	—	202

Segment Elims.
2004	$—	$—	$840	$—	$—	$—	$(840)	$—
2003	—	—	760	—	—	—	(760)	—
2002	—	—	611	—	—	—	(611)	—

Total
2004	$2,395	$1,590	$1,383	$1,250	$693	$829	$(840)	$7,300
2003	2,135	1,382	1,152	1,079	632	801	(760)	6,421
2002	1,866	1,217	970	987	592	706	(611)	5,727

	Actual
(in millions)	2004	2003	2002

Earnings (loss) from Continuing Operations Before Cumulative Effect of Accounting Change
Coatings	$215	$133	$187
Performance Chemicals	138	52	46
Monomers	101	81	72
Electronic Materials	142	97	—
Adhesives and Sealants	34	8	(3)
Salt	50	54	47
Corporate	(184)	(137)	(139)

Total	$496	$288	$210

Consolidated Results of Operations for the Year Ended December 31, 2004, as Compared to the Year Ended December 31, 2003

Net Sales and Gross Profits

In 2004, our consolidated net sales were $7,300 million, an increase of 14% or $879 million over 2003 net sales of $6,421 million. This increase is primarily driven by greater demand across most of our businesses, the impact of favorable foreign currencies, and higher selling prices as presented below:

Sales Change for 2004 from 2003%

Volume	7
Currency	3
Selling price	3
Other	1

Total change	14%

Our Coatings, Performance Chemicals, Electronic Materials and Monomers segments demonstrated strong sales growth in 2004, accounting for approximately 90% or $790 million of the total increase in net sales from 2003. The impact of favorable foreign currencies on the results of these segments accounted for 21% of this increase. Factors contributing to the improvement by segment are reported as follows:

•	Coatings – primarily driven by the impact of higher demand, favorable impact of currencies, and higher selling prices;

•	Performance Chemicals – driven by higher demand across most businesses, the favorable impact of currencies and higher selling prices;

•	Electronic Materials – driven by higher demand for advanced technology product lines in Semiconductor Technologies and advanced packaging in Packaging and Finishing Technologies; and

•	Monomers – driven by higher selling prices, increased demand and the favorable impact of currencies.

Net sales from Adhesives and Sealants and Salt accounted for the remaining $89 million in consolidated net sales and are more fully described in the segment section below.

Gross profit for 2004 was $2,130 million, an increase of 11% from $1,915 million in 2003, due to the increase in sales. Gross profit margin decreased in 2004 to 29.2% from 29.8% in 2003 due to significantly higher raw material and energy costs which were only partially offset by the benefit of higher demand, the favorable impact of currency, higher selling prices. In addition, the consolidation of a joint venture previously recorded as an equity method investment also had a favorable impact of approximately 100 basis points on gross profit margin, which is discussed further in Note 27 to our Consolidated Financial Statements. We also recorded gains from insurance settlements of $13 million and $58 million in 2004 and 2003, respectively.

In 2005, we anticipate raw material and natural gas prices to exceed 2004 levels; however, it is difficult to predict the extent and duration of higher prices. For further information regarding the impact of raw materials on our businesses, please see “Raw Materials” on page 8.

We are making efforts to mitigate the impact of escalating raw material and energy costs primarily by increasing selling prices, exercising control over discretionary spending, and utilizing swap, option and collar contracts. We have not yet fully recovered the 2004 raw material price increases. While we cannot predict whether current raw material prices will decrease in the future, we have been somewhat successful at managing the impact through the strategies listed above. Additionally, we will incur higher expenses for employee-related benefits, such as wages and pension expense, in 2005. Overall, we anticipate, our gross margins will remain in the 29% to 30% range.

Selling and Administrative Expense

In 2004, selling and administrative expenses increased 11%, or $102 million, to $993 million from $891 million in 2003. The increase was primarily due to: 1) higher employee-related costs, including increased pension expense, normal salary increases, the increasing rate of health care costs and higher stock-based compensation expense; 2) the consolidation of a joint venture previously recorded as an equity method investment as a result of FIN 46 (see Note 27 to our Consolidated Financial Statements); 3) the unfavorable impact of currencies primarily due to the strengthening of foreign currencies versus the U.S. dollar; and 4) higher consulting fees for process reengineering efforts and internal control documentation as part of our efforts to meet compliance rules under the Sarbanes-Oxley Act of 2002. These increases were partially offset by the favorable impact of recent cost savings initiatives.

We believe that our cost savings initiatives will continue to reduce certain administrative costs as we improve efficiencies. However, we anticipate overall higher employee-related costs in 2005 as a result of an increase in pension costs due to a combination of the decline in the discount rate and amortization of prior unrecognized losses in accordance with U.S. GAAP; normal salary increases; the increasing rate of health care costs; and increased stock-based compensation expense for stock option and restricted stock grants, primarily as a result of the increased amortization due to our adoption of FAS 123 in 2003 and the start of restricted grants to middle management in 2003.

Research and Development Expense

We spent $265 million on research and development costs in 2004, an increase of $27 million or 11% from 2003 spending of $238 million. The increase reflects higher employee-related costs and higher project spending, consistent with our plan for 2004, along with the impact of the consolidation of a joint venture previously recorded as an equity method investment.

Interest Expense

Interest expense for 2004 was $133 million, a 6% increase from $126 million in 2003. This increase was primarily the result of higher average U.S. interest rates throughout 2004. In addition we recorded lower capitalized interest due to the lower overall capital spending throughout most of 2004.

Amortization of Finite-lived Intangible Assets

Amortization of intangible assets for 2004 was $62 million, a 7% decrease from $67 million in 2003. The decrease is due to a lower asset base as compared to 2003, resulting primarily from the June 2003 impairment of certain finite-lived intangible assets.

Share of Affiliate Earnings, net

In 2004, we recorded affiliate net earnings of $14 million, a 7% decrease from $15 million in 2003. The decrease was primarily due to the adoption of FIN 46R, “Consolidation of Variable Interest Entities”, which required the consolidation of a joint venture in 2004, that was previously accounted for as an equity affiliate (see Note 27 to our Consolidated Financial Statements).

Provision for Restructuring and Asset Impairments

In 2004, we recognized a net $18 million of restructuring and asset impairment charges, a decrease of $178 million compared to 2003 expense of $196 million.

(in millions)	2004	2003	2002

Severance and employee benefits, net	$18	$96	$17
Asset impairments, net of gains on sales	2	96	158
Other, including contract lease termination penalties	(2)	4	2

Amount charged to earnings	$18	$196	$177

2004

Severance and Employee Benefits

In 2004, we recognized a net $18 million of severance and associated employee benefit expense, of which $33 million affecting 500 positions, pertained to 2004 initiatives. The 2004 initiatives included: $18 million associated with the reorganization of our Plastics Additives, Architectural and Functional Coatings, Adhesives and Sealants and Electronic Materials businesses; and $15 million associated with several smaller reduction in force efforts, primarily associated with our administrative support functions. These initiatives are designed to reduce redundant costs and reposition our workforce to capitalize on the enhancements made possible by the implementation of our Enterprise Resource Planning System. These new initiatives are expected to result in annual savings of approximately $71 million.

Offsetting these charges were $3 million of changes to reserves recorded in the current year and $12 million for prior years initiatives. These changes in estimates are largely related to a reduction in the design and scope of our previously announced North American support services restructuring, as certain business model transformation opportunities did not generate the anticipated benefits, and to a change in estimates for the North American Plastics Additives initiative announced in the second quarter.

As of December 31, 2004, 102 positions of the 500 identified have been eliminated. The balance at December 31, 2004, recorded for severance and employee benefits, was included in accrued liabilities in the Consolidated Balance Sheets.

Asset Impairments

In 2004, we recognized $2 million in asset impairment charges primarily related to an administrative functions initiative announced in the second quarter.

2003

Severance and Employee Benefits

In 2003, we recognized a net $96 million of severance and associated employee benefit expense, of which $82 million, affecting 1,460 positions in total pertained to 2003 initiatives. The 2003 initiatives included: $22 million pertaining to a European restructuring initiative which commenced in the second quarter; $25 million associated with the elimination of positions primarily in our North American support services, such as logistics, human resources, procurement and information technology announced in the fourth quarter; and $35 million associated with several smaller reductions in force initiatives in various businesses throughout the year. In most cases, separated employees were offered early termination benefits. The charge is based on actual amounts paid to employees as well as amounts expected to be paid upon termination. These initiatives were designed to address business and infrastructure inefficiencies, reduce redundant costs and reposition our workforce to capitalize on the enhancements made possible by the implementation of our Enterprise Resource Planning system.

Included in the $96 million charge, is a $14 million increase in expense, comprised of a $2 million reversal of charges recorded in 2003 for current year initiatives and a $16 million expense pertaining to 2002 initiatives. Changes in estimates are recorded as actual costs are compared to original estimates and reserves are adjusted as expenses are finalized. The changes to prior year initiatives mostly include settlement losses on pension obligations as individual pension liabilities were settled from the pension plan. We recognize pension settlement gains or losses at the time an employee’s individual liability is settled within the pension plan.

As of December 31, 2004, 858 positions of the 1,460 identified had been eliminated. In 2004, we reduced the total number of positions to be affected by these initiatives by 350 positions. This reduction is primarily a result of the change in scope of the North American support services restructuring. The balance at December 31, 2004 recorded for these severance and employee benefits was included in accrued liabilities in the Consolidated Balance Sheet.

Asset Impairments

In 2003, we recognized $96 million of net asset impairment charges. Of the total, $116 million was recognized as asset impairment charges recorded to adjust the carrying value of certain assets to their fair value, which was calculated using discounted cash flow analyses. Gains on sales of previously impaired assets offset the total impairment charge by $20 million.

In general, we continue to analyze other efficiency initiatives, including plant closures, manufacturing footprint redesign and organizational restructurings made possible by the implementation of our Enterprise Resource Planning system. If approved by management, significant future initiatives could result in material restructuring and asset impairment charges. We believe that it is possible that additional restructuring activities will be approved during 2005 and could result in restructuring and asset impairment charges. We are currently not able to estimate the impact of these charges although they could be material.

Other Income, net

In 2004, net other income increased to $41 million from $7 million in 2003. Significant increases in other income includes $11 million of pre-tax gains on sales of real estate and an $8 million pre-tax gain on the sale of our remaining interest in the European Salt business, which we sold in 2000.

Income Taxes

In 2004, we recorded a provision for income tax expense of $207 million reflecting an effective tax rate of 29%. The decrease in the effective rate from 31% on earnings in 2003 is primarily due to lower taxes on foreign earnings.

Cumulative Effect of Accounting Change

The adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations,” was a required change in accounting principle and the cumulative effect of adopting this standard as of January 1, 2003 resulted in a non-cash, after-tax charge of $8 million in the first quarter of 2003. As a result of the adoption of FIN 46R “Consolidation of Variable Interest Entities,” we consolidated a joint venture as of January 1, 2004. Due to the fact that we previously accounted for this joint venture as an equity method investment, the cumulative effect of the accounting change was not material.

Net Earnings

In 2004, we reported net earnings of $497 million, or $2.22 per diluted share compared to $280 million, or $1.26 per diluted share in 2003.

Earnings from continuing operations were $496 million in 2004 compared to $288 million in 2003. The growth in 2004 earnings was primarily due to the absence of prior period restructuring and asset impairment charges of $126 million after-tax, increased gross profit driven by higher sales, partially offset by higher selling, administrative and research expenses.

Results of Operations for the Year Ended December 31, 2004, as Compared to the Year Ended December 31, 2003 – by Business Segment

COATINGS

In 2004, net sales from our Coatings segment were $2,395 million, an increase of 12% from net sales of $2,135 million in 2003. In 2004, our Coatings segment realized benefits primarily driven by the impact of higher demand, especially in the architectural and functional coatings business, the favorable impact of currencies and higher selling prices. Sales from Architectural and Functional Coatings, which account for the majority of total Coatings sales, increased 14% over the prior year due primarily to strong demand and increased selling prices and to a lesser extent the favorable impact of currencies. This increase in demand is attributable to the strong building and construction markets as well as steady growth from new products, such as our latest opaque polymers and semi-gloss binders. The increase in demand in Asia-Pacific was across most markets. Powder Coatings sales increased 6% due to the favorable impact of currencies and a slight increase in selling prices offset by lower demand especially in the European Region. Automotive Coatings sales increased 7% from the prior year, primarily driven by the favorable impact of currencies, share gains in the North American market, and good growth from new products that provide higher end finishes in new car markets, partially offset by lower selling prices.

Earnings from continuing operations were $215 million for 2004, as compared to $133 million in 2003. The increase over the prior year was due largely to $66 million in lower after-tax restructuring and asset impairment charges. The remaining increase is attributable to higher demand, the favorable impact of currencies and higher selling prices that were substantially offset by higher raw material, energy and sales and administrative costs.

PERFORMANCE CHEMICALS

In 2004, net sales from Performance Chemicals were $1,590 million, an increase of 15% from prior year net sales of $1,382 million, primarily driven by higher demand across most businesses, the favorable impact of currencies and higher selling prices.

Sales from Plastic Additives increased 16% from the prior year mostly driven by higher demand in North America, due to strong recovery in the PVC industry and share gain, Europe and Asia, especially in China and India, due to the shift in acrylic-based products and the impact of higher selling prices and favorable foreign currencies. Sales from Consumer and Industrial Specialties increased 12% over the prior year. The increase was primarily due to higher demand in North America for biocides used in wood preservation and personal care products, in addition to strong demand for detergent dispersants in Asia-Pacific and North America as well as favorable foreign currency. Net sales from Process Chemicals increased 15%, mostly due to higher demand across most segments and regions with particular strength in ion exchange resins for the industrial and potable water markets, as well as the power industry, as well as stronger currencies and higher selling prices.

Performance Chemicals reported earnings from continuing operations of $138 million, compared to $52 million in the prior year, as higher demand, increased selling prices, the favorable impact of currencies, and efficient operations more than offset higher raw material and energy costs, as well as the absence of restructuring and asset impairment charges of $33 million after-tax that occurred in the prior year.

MONOMERS

In 2004, net sales from Monomers were $1,383 million, an increase of 20% from prior year net sales of $1,152 million. Net sales figures for Monomers include sales to our downstream monomer-consuming businesses, primarily Architectural and Functional Coatings, Adhesives and Sealants and Performance Chemicals. Sales to external customers increased 39% to $543 million in 2004 from $392 million in the prior year. This increase can primarily be attributed to higher selling prices and higher demand, due to strong overall global economies, as well as the favorable impact of currencies.

	Year Ended
	December 31,
(in millions)	2004	2003

Total Sales	$1,383	$1,152
Elimination of Intersegment Sales	(840)	(760)

Third Party Sales	$543	$392

Earnings of $101 million for 2004, increased from $81 million in the prior year, primarily due to higher selling prices, higher demand, as well as the favorable impact of currencies.

ELECTRONIC MATERIALS

In 2004, net sales from Electronic Materials were $1,250 million, a 16% increase from net sales of $1,079 million in 2003. Sales increased in all businesses and regions, primarily driven by increased demand for higher technology products. The favorable impact of currencies essentially offset normal selling price declines of older product lines. Sales of advanced technology products, such as deep ultra-violet photo resists, anti-reflective coatings and chemical mechanical planarization pads and slurries increased 19% from the prior period. Sales from Circuit Board Technologies increased 10% over the prior year driven by growth in Asia-Pacific. Sales from Semiconductor Technologies increased 16% as compared to 2003 on recovery of market conditions. Sales from Packaging and Finishing Technologies increased 23% from the prior period as demand for electronic and industrial applications continue to grow in all regions.

In 2004, Electronic Materials reported earnings from continuing operations of $142 million as compared to $97 million in 2003, primarily led by growth, especially in the higher margin advanced technology product lines, combined with disciplined cost management.

ADHESIVES AND SEALANTS

In 2004, net sales from Adhesives and Sealants were $693 million, an increase of 10% from net sales of $632 million in 2003, primarily driven by the impact of favorable foreign currencies, selling price improvements and higher demand. North American demand was up in many markets, due to overall solid economic growth. Higher sales in Asia-Pacific and Latin America were driven primarily by packaging and pressure sensitive adhesives.

Earnings from continuing operations were $34 million in 2004 compared to $8 million in 2003. The increase from the prior year is due to higher selling prices, higher demand, the favorable impact of currency and favorable operations, partially offset by higher raw material and energy costs.

While the performance of this business has improved over the prior year, continued improvement plans may be needed to meet our expectations and could result in material restructuring and asset impairment charges. If we are unable to achieve the expected margins for this business, it would adversely impact the discounted estimated future cash flows for this segment, which are used to test the recoverability of goodwill. This could result in material goodwill and intangible asset impairment charges if the fair value falls below the book value of Adhesives and Sealants’ net assets.

SALT

In 2004, net sales from Salt were $829 million, an increase of 4% from prior year net sales of $801 million. Our Salt segment benefited from favorable currency and increased selling prices partially offset by slightly lower overall demand. Higher demand for non-ice control products, especially for water conditioning and industrial markets, largely offset the decreased ice-control sales as compared with the very strong prior year.

Earnings from continuing operations were $50 million for 2004 compared to $54 million from the prior year reflecting increased energy and employee-related costs, promotional expenses for new products and higher distribution costs as compared to the prior year.

CORPORATE

Corporate reported after-tax expenses of $184 million in 2004, representing a 34% increase over prior year after-tax expenses of $137 million. Insurance recoveries were lower by $30 million after tax. The remaining increase was primarily due to higher unallocated shared service costs including consulting expenses for process re-engineering activities and internal control documentation as part of our efforts to meet compliance rules under the Sarbanes-Oxley Act of 2002, as well as higher environmental spending.

Consolidated Results of Operations for the Year Ended December 31, 2003 as Compared to the Year Ended December 31, 2002

Net Sales and Operating Margins

In 2003, our consolidated net sales were $6,421 million, an increase of 12% or $694 million, from 2002 net sales of $5,727 million. This increase was primarily driven by the impact of favorable foreign currencies and improved selling prices, as presented below:

Sales Change for 2003 from 2002%

Currency	5
Selling price	4
Other	3
Volume	—

Total change	12%

Our Coatings, Performance Chemicals, Salt and Electronic Materials segments performed well in 2003, accounting for 89% or $621 million of the total increase in net sales over 2002 results. The impact of favorable foreign currencies on the results of these segments accounted for 39% of this increase. Other factors contributing to the improvement are reported as follows:

•	Coatings – the September 2002 acquisition of the Ferro Corporation’s European Powder Coatings business and improved selling prices;

•	Performance Chemicals – the December 2002 acquisition of the Kureha Plastic Additives business and improved selling prices;

•	Salt – higher ice-control volume resulting from the impact of the severe winter weather in 2003; and

•	Electronic Materials – higher demand for advanced technology product lines in Microelectronics and advanced packaging in Electronic and Industrial Finishes.

Net sales from Adhesives and Sealants and Monomers accounted for the remaining increase of 11%, or $73 million, of the total increase in consolidated net sales and are more fully described in the segment section below.

Gross profit for 2003 was $1,915 million, an increase of 5% from $1,817 million in 2002 on higher sales. Gross profit margin decreased in 2003 to 29.8% from 31.7% in 2002 as the impact of significantly higher raw material and energy costs were only partially offset by selling price increases.

Gains from insurance settlements were material in both 2003 and 2002 results. We recorded income of $58 million and $76 million in 2003 and 2002, respectively.

Selling and Administrative Expenses

In 2003, selling and administrative expenses increased 1%, or $12 million, to $891 million from $879 million in 2002. During 2003, we began to see the favorable impact from recent restructuring efforts with lower salary and administrative costs as compared to 2002. However, the addition of full year results from our 2002 acquisitions, along with the unfavorable impact of foreign currency, primarily due to the strengthening of the Euro versus the U.S. dollar on European expenses, outweighed these cost reductions.

Research and Development Expenses

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

Amortization of Finite-Lived Intangible Assets

Amortization of intangible assets for 2003 was $67 million, a 3% decrease from $69 million in 2002. The decrease is due to a lower asset base as compared to 2002, resulting primarily from the December 2002 impairment of $121 million and the June 2003 impairment of $80 million of certain finite-lived intangible assets associated with our Circuit Board Technologies and Powder Coatings businesses, respectively.

Share of Affiliate Earnings, net

In 2003, we recorded affiliate net earnings of $15 million, remaining flat with 2002.

Provision for Restructuring and Asset Impairments

In 2003, we recognized $196 million of restructuring and asset impairment charges, an increase of $19 million over 2002 expense of $177 million.

2003

Severance and Employee Benefits

In 2003, we recognized a net $96 million of severance and associated employee benefit expense, of which $82 million, affecting 1,460 positions in total pertained to 2003 initiatives. The 2003 initiatives included: $22 million pertaining to a European restructuring initiative which commenced in the second quarter; $25 million associated with the elimination of positions primarily in our North American support services, such as logistics, human resources, procurement and information technology announced in the fourth quarter; and $35 million associated with several smaller reduction in force efforts in all of our businesses throughout the year. In most cases, separated employees were offered early termination benefits. The charge is based on actual amounts paid to employees as well as amounts expected to be paid upon termination. All of these initiatives were designed to address business and infrastructure inefficiencies, reduce redundant costs and reposition our workforce to capitalize on the enhancements made possible by the implementation of our Enterprise Resource Planning system.

Included in the net $96 million charge, is $14 million increase in expense, comprised of a $2 million reversal of charges recorded in 2003 for current year initiatives and $16 million of expense pertaining to 2002 initiatives. Changes in estimates are recorded as actual costs are compared to original estimates and reserves are adjusted as expenses are finalized. The changes to prior year initiatives mostly include settlement losses on pension obligations as individual pension liabilities were settled from the pension plan. We recognize pension settlement gains or losses at the time an employee’s individual liability is settled within the pension plan.

Asset Impairments

In 2003, we recognized a net $96 million of asset impairment charges. Of the total, $116 million was recognized as asset impairment charges recorded to adjust the carrying value of certain assets to their fair value, which was calculated using cash flow analyses. The largest impairment of approximately $80 million of finite-lived intangible assets related to the Lamineer product line of the Powder Coatings business in the Coatings segment. The remaining charge consisted primarily of $15 million of finite-lived intangible assets and $7 million of net fixed assets associated with our Specialty Magnesia product line in the Performance Chemicals segment, which was acquired from Morton, and $14 million of other building and equipment impairments. Gains on sales of previously impaired assets offset the total impairment charge by $20 million.

2002

Severance and Employee Benefits

In 2002, we recognized a net $17 million of severance and associated employee benefit expense, of which $31 million pertained to initiatives launched in 2002, affecting 410 positions in total. These initiatives include: $11 million primarily for the closure of two European plants and smaller restructuring initiatives undertaken in several of our businesses. In addition, $20 million was associated with a general reduction in force of over 200 positions throughout various functions of our organization. In most cases, separated employees were offered early termination benefits. The charge was based on actual amounts paid to employees as well as amounts expected to be paid upon termination. Offsetting the 2002 charge was $14 million of income resulting from pension settlement gains associated with individuals terminated from our pension plans and changes to estimates, both of which were in connection with our 2001 repositioning.

Asset Impairments

In 2002, $158 million of asset impairments charges were recorded to reduce the carrying value of certain identified assets to their fair values, which were calculated using cash flow analyses. The largest single asset write-down was $121 million, recorded to write-down certain long-lived intangible and fixed assets of the Circuit Board Technologies business in the Electronic Materials segment. The remaining $37 million of non-cash charges, recorded during 2002, related largely to the closure of two European plants and other building and equipment impairments.

Other Income, net

In 2003, net other income increased to $7 million from $5 million in 2002. This increase was primarily driven by foreign exchange gains recognized on net monetary assets that increased in value with the strengthening of the Euro and Yen.

Income Taxes

In 2003, we recorded a provision for income tax expense of $127 million. The effective tax rate on earnings was 31%. The effective rate on earnings in 2002 was 32%, relatively consistent with 2003.

Cumulative Effect of Accounting Change

The adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations,” was a required change in accounting principle, and the cumulative effect of adopting this standard as of January 1, 2003 resulted in a non-cash, after-tax charge of $8 million in the first quarter of 2003.

The adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” was a required change in accounting principle, and the cumulative effect of adopting this standard as of January 1, 2002 resulted in a non-cash, after-tax charge of $773 million effective in the first quarter of 2002.

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

Earnings from continuing operations decreased $54 million from 2002. The decline from the prior period was driven primarily by $67 million, after-tax of restructuring and asset impairment charges primarily for the write-down of certain finite-lived intangible assets associated with the Lamineer product line of Powder Coatings, as well as restructuring charges associated with profit improvement initiatives in several of the Coatings businesses recorded in 2003. The impact of favorable foreign currency and improved selling prices only partially offset significantly increased raw material and energy costs in 2003.

PERFORMANCE CHEMICALS

In 2003, net sales from Performance Chemicals were $1,382 million, an increase of 14% from prior year net sales of $1,217 million.

Sales from Plastic Additives increased 24% from the prior period primarily due to the results of our 2002 acquisition of the Kureha plastic additives business, the impact of favorable foreign currency and selling price improvements. Sales from Consumer and Industrial Specialties increased 10% over the prior period due to favorable foreign currency and greater demand in Asia-Pacific and Latin America for polyacrylic acid dispersants and our Sea-Nine™ biocide that is used in marine paint. Net sales from Process Chemicals (formed by combining the Inorganic and Specialty Solutions and Ion Exchange Resins businesses) remained flat over 2002 as gains from favorable foreign currency offset lower demand.

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

Earnings from continuing operations were $81 million for the current year compared to $72 million in the prior year. The increase reflected increased gross profit resulting from higher sales.

ELECTRONIC MATERIALS

Electronic Materials reported a strong performance in 2003 as compared to 2002, on increased demand across all businesses, with the largest increase in sales in the Asia-Pacific Region. In 2003, net sales were $1,079 million, an increase of 9% from prior year net sales of $987 million.

Sales from our Circuit Board Technologies business increased 4% from 2002 as circuit board manufacturers increased production to keep pace with consumer demand. Packaging and Finishing Technologies sales grew 12% over 2002 with increased demand for the advanced finishing technology for both electronic and industrial applications. Sales in Semiconductor Technologies increased 11%, resulting from a recovery in the semi-conductor market and acceptance of our higher margin advanced technology product lines, including our deep ultra-violet photo resists, anti-reflective coatings and chemical mechanical planarization pads and slurries.

In 2003, Electronic Materials reported earnings from continuing operations of $97 million as compared to no earnings in 2002 largely due to higher sales in 2003 and the impact of favorable foreign currency. Included in the results for 2002 was a $83 million, after-tax impairment charge recognized primarily for some of the intangible and fixed assets in the Circuit Board Technologies business.

ADHESIVES AND SEALANTS

In 2003, net sales from Adhesives and Sealants were $632 million, an increase of 7% from net sales of $592 million in 2002, primarily driven by the impact of favorable foreign currency. Overall, demand was lower in 2003, primarily in the North American and European regions. Although we experienced growth in our North American and European caulk market, other chemistries, including our structural and label adhesives failed to improve over the prior year. Our Latin America and Asia-Pacific regions reported sales growth in markets for packaging adhesives, tapes and bonding.

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

SALT

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

Maintaining a strong balance sheet is an important objective of ours. Debt decreased in proportion to total capital (total debt + total stockholders’ equity) during 2004, indicating that our balance sheet has strengthened. As of December 31, 2004, our debt ratio was 42%, down from 44% as of December 31, 2003. Over the next several years, we expect to pursue growth strategies and provide cash returns to our stockholders without increasing this ratio. We intend to deploy our cash to generate stockholder value through higher dividends, debt retirement, strategic investments in our core technologies, and stock repurchases, as appropriate, specifically to:

•	Continue to pay higher cash dividends to our stockholders. We have 26 years of continuous annual dividend growth. During this 26-year period, our dividend has grown at an average annual compound rate of 10%.

•	To take advantage of market opportunities from time-to-time to utilize cash efficiently by retiring long-term debt prior to maturity.

•	Reinvest in core businesses through our capital expenditure program to drive profitable growth and enhance stockholder value. We may also consider selected acquisitions or alliances in targeted areas.

•	Repurchase our common stock. In December 2004, our Board of Directors authorized the repurchase of up to $1 billion of our common stock through 2008, with the timing of the purchases depending on market conditions and other priorities for cash.

Our primary source of liquidity was cash provided by operations and our principal uses of cash were capital expenditures and dividends. These are summarized in the table below:

	Year Ended
	December 31,
(in millions)	2004	2003

Cash provided by operations	$882	$953
Capital expenditures	322	339
Dividends	217	191

In addition we retired $451 million of our 6.95% debt in December 2003.

Cash Provided by Operations

Cash provided by operations was $882 million for the year ended December 31, 2004, which is less than the $953 million, generated in 2003. The decrease is due primarily to the increase in accounts receivable as a result of higher sales, as well as increased payments for accounts payable and income taxes.

Capital Expenditures

We intend to manage our capital expenditures to take advantage of growth and productivity improvement opportunities as well as to fund on-going environmental protection and plant infrastructure requirements. We have a well-defined review procedure for the authorization of capital projects. 2004 capital expenditures are below 2003 expenditures due primarily to completion of our multi-year Enterprise Resource Planning (ERP) system implementation. In May 2004, we completed the final phase of the implementation of our ERP system that has been our largest capital project in each of the last three years. Capital expenditures for this implementation were $26 million and $59 million for the years ended December 31, 2004 and 2003, respectively. In 2004, capital expenditures were approximately $322 million as compared to the 2003 capital expenditures of $339 million.

In addition to the ERP system, significant capital additions include:

➢ 2004

(1)	Process control systems at our Knoxville, TN and Lauterbourg, France plants;

(2)	Security systems in many of our North American Region plants;

(3)	Powder Coatings facility in China; and

(4)	Purchase of bulk shipping terminal assets at our Bristol, PA and LaMirada, CA sites.

➢ 2003

(1)	Expansions in our Houston, Texas and Villers-Saint-Paul, France plants for the Monomers and Consumer and Industrial Specialities businesses, respectively;

(2)	Equipment purchases for our Electronic Materials segment; and

(3)	Completion of our Mumbai, India plant.

➢ 2002

(1)	Changes in the Adhesives and Sealants manufacturing footprint;

(2)	Expansions in our Kankakee, Illinois plant for the Architectural and Functional Coatings business; and

(3)	Construction of our Mumbai, India plant.

Expenditures for the past three years, categorized by primary purpose of project, are presented below:

(in millions)	2004	2003	2002

Cost savings and infrastructure	$211	$190	$195
Capacity additions and new products	59	63	88
ERP infrastructure	26	59	83
Research facilities and equipment	16	9	21
Capitalized interest cost	10	18	20

Total	$322	$339	$407

Spending for environmental protection equipment included in several of the categories in the table shown above, was $26 million in 2004, $18 million in 2003 and $23 million in 2002. Projected capital expenditures in 2005 of approximately $375 million are not expected to exceed depreciation expense.

Dividends

Total common stock dividends paid in 2004 were $217 million or $0.97 per share, compared to $191 million or $0.86 per share in 2003. Common stock dividends have been paid each year since 1927, and the payout has increased annually at a 10% compound annual growth rate since 1977.

Other Cash Flow Information

During 2004, we invested $49 million in cash equivalents, considered restricted cash, through a trust designed to meet financial assurance requirements of U.S. state and local environmental agencies with respect to plant operations. We previously satisfied these requirements by purchasing bank letters of credit.

Included in cash used in investing activities in 2004 is $23 million expended to settle foreign exchange forward and currency collar contracts used to hedge our investments in Euro and yen-based operating units. Included in cash provided by financing activities is $43 million received in May 2004 in exchange for closing an interest rate swap contract and $47 million in proceeds from the exercise of stock options. Additional information regarding our hedging activities is summarized in Note 5 to the Consolidated Financial Statements.

Liquidity and Debt

As of December 31, 2004, we had $674 million in cash, including restricted cash, and $2,640 million in debt compared with $196 million and $2,581 million, respectively, at December 31, 2003. A summary of our cash and debt balances is provided below:

	December 31,	December 31,
(in millions)	2004	2003

Short-term obligations	$77	$108
Long-term debt	2,563	2,473

Total debt	$2,640	$2,581

Cash and cash equivalents	$625	$196
Restricted cash	49	—

Total	$674	$196

On February 23, 2005, we announced the retirement of $400 million of our 7.4% notes. In December of 2003, we retired $451 million of our 6.95% debt. These retirements are consistent with our objectives to reduce debt and was enabled by our strong cash flow from operations. We issued $71 million in long-term debt related to our foreign operations in 2004.

While our primary source of short-term liquidity will be cash flows from operations, this will be supplemented with commercial paper and bank borrowings to support periodic local working capital needs. In October 2003, we entered into a $500 million revolving credit facility with a syndicated group of banks. This facility is committed until October 2006 and is not contingent upon our credit rating. This unused facility replaced the previous $500 million credit facility, which was to expire in 2004. Management believes that our financial resources will adequately meet our business requirements during the next twelve months, including planned expenditures, working capital requirements and the dividend program.

Moody’s and Standard & Poors currently rate our senior unsecured long-term debt A-3 and BBB+, respectively with stable outlooks; and our short-term commercial paper, P2 and A2, respectively. In general, we believe Single A ratings are consistent with the objectives of our long-term financial policies.

Pension Plan Funding

Our U.S. ERISA-qualified pension plans represent approximately 80% of our pension plan assets and do not require additional funding in 2005. However, the amount and the timing of funding will be dependent on changes in the level of interest rates and the actual rate of return earned on plan assets. Funding could be accelerated if interest rate levels used to value liabilities decline or if assets fail to earn the assumed rate of return of 8.5%. For our smaller international plans, we contributed approximately $20 million to meet funding needs in 2004. Provided there is no further decline of the global capital markets, we expect this annual level of funding to be sufficient to meet our non-U.S. plan needs over the next several years.

Contractual Obligations

The following table provides contractual obligations and commitments for future payments:

(in millions)	Payments due by period
Contractual obligations	Total	Within 1 year	2-3 years	4-5 years	Over 5 years

Long-term debt, including current portion (4)	$2,477	$11	$635	$522	$1,309
Interest on long term debt (4)	2,636	157	318	258	1,903
Operating leases	228	62	82	34	50
Purchase obligations (see notes 1 & 2)	2,898	875	1,052	491	480
Pension and other employee benefit funding (3)	622	80	150	150	242
ESOP Loan Guarantees	155	5	11	13	126
Interest on ESOP Loan Guarantees	149	15	29	27	78

Total contractual cash obligations	$9,165	$1,205	$2,277	$1,495	$4,188

Notes:

(1)	For our requirements contracts, we have assumed that our existing business segments will require materials and services generally consistent with prior years. The amount of the obligation is based upon either projected requirements or historical spend.

(2)	Evergreen contracts are contracts that renew automatically until specifically cancelled by either party. We have assumed that our evergreen contracts will continue through 2006.

(3)	Forecasting qualified pension plan contributions requires the usage of certain assumptions such as interest rates used to calculate plan liabilities, demographic assumptions used to determine changes in participation and rates of return on assets; therefore, we feel it is appropriate to only forecast out 5 years due to the uncertainties of the future assumptions. The non-qualified plan and other employee benefits reflect expected future benefit payments, which are forecasted out through 2014. (See Notes 8&9)

(4)	On February 23, 2005, we announced the retirement of $400 million of our 7.4% notes for cash. We expect this will reduce our interest expense by approximately $21 million a year though July 15, 2009.

Trading Activities

We do not have any trading activity that involves non-exchange traded contracts accounted for at fair value.

Unconsolidated Entities

All significant entities are consolidated. Any unconsolidated entities are de minimis in nature and there are no significant contractual requirements to fund losses of unconsolidated entities. See New Accounting Pronouncements (Note 27) in our Consolidated Financial Statements for our treatment of Variable Interest Entities.

Environmental

There is a risk of environmental impact in chemical manufacturing operations. Our environmental policies and practices are designed to ensure compliance with existing laws and regulations and to minimize the possibility of significant environmental impact.

The laws and regulations under which we operate require significant expenditures for capital improvements, the operation of environmental protection equipment, environmental compliance and remediation. Future developments and even more stringent environmental regulations may require us to make additional unforeseen environmental expenditures. Our major competitors are confronted by substantially similar environmental risks and regulations.

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

➢ Wood-Ridge Site

In Wood-Ridge, New Jersey, our subsidiary Morton International (Morton) and Velsicol Chemical Corporation (Velsicol) have been held jointly and severally liable for the cost of remediation of environmental problems associated with a mercury processing plant (Site) acquired by a Morton predecessor. As of the date we acquired Morton, Morton disclosed and accrued for certain ongoing studies related to the Site. Additional data gathering has delayed completion of these studies. In our allocation of the purchase price of Morton, we accrued for additional study costs and additional remediation costs based on the ongoing studies.

Our exposure at the Site will depend in part on the results of attempts to obtain contributions from others believed to share responsibility. In 2001, Velsicol stopped paying its share of expenses. Velsicol’s indemnitor, Fruit of the Loom, Inc., has been reorganized under Chapter 11 bankruptcy and was discharged of its responsibility for this Site after a payment to us of approximately $1 million. In 2002, the bankruptcy court approved a government settlement entered into with Velsicol, Fruit of the Loom, and other parties, which created a fund to be used to respond to the Velsicol liabilities at several sites, including Wood-Ridge. Although Morton has contractual rights against Velsicol for payment of a share of remedial costs that are not affected by the government settlement, Velsicol has initiated litigation to substitute the fund described above in all documents and agreements connected with the Wood-Ridge site. Regardless of the outcome of the litigation, we believe Velsicol’s ability to pay is limited.

In addition, we paid $225,000 for the EPA to develop a work plan for a separate study of contamination in Berry’s Creek, which runs near the Site, and of the surrounding wetlands. Preparation of this work plan is underway. In 2002, the EPA requested information relating to sources of contamination in Berry’s Creek; we understand this request was sent to over ninety potentially responsible parties. Today, there is much uncertainty as to what will be required to address Berry’s Creek, but cleanup costs could be very high and our share of these costs could be material to the results of our operations, cash flows and consolidated financial position.

➢ Moss Point

During 1996, the EPA notified Morton of possible irregularities in water discharge monitoring reports filed by its Moss Point, Mississippi plant in early 1995. Morton investigated and identified other environmental issues at the plant. Although at the date of acquisition Morton had accrued for some remediation and legal costs, we revised these accruals as part of the allocation of the purchase price of Morton based on our discussions with the authorities and on the information available as of June 30, 2000. In 2000, we reached agreement with the EPA, the Department of Justice and the State of Mississippi, resolving these historical environmental issues. The agreement received court approval in early 2001. The accruals established for this matter were sufficient to cover the costs of the settlement. As a part of this agreement, 23 of the former Morton chemical facilities were subject to environmental audit by an independent consultant. Findings were provided to the government and discussions with the government on potential penalties are underway. All operations at this facility have now been terminated. Environmental investigation and interim remedial measures are proceeding pursuant to the court approved agreement.

In December 2002, a complaint was filed in Mississippi on behalf of over 700 plaintiffs against Morton, Rohm and Haas, Joseph Magazzu, a former Morton employee, and the Mississippi Department of Environmental Quality alleging personal injury and property damage caused by environmental contamination. Since then, similar complaints were filed in Mississippi on behalf of an additional 1,800 plaintiffs. These are individual plaintiffs since Mississippi procedural rules do not permit class actions. At this time, we see no basis for these claims, and we will vigorously defend these cases.

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

➢ Picillo

We have agreed to participate in a binding arbitration to resolve contribution claims against us by a group of companies performing remediation of the Picillo Superfund site in Rhode Island.

➢ Groundwater Treatment and Monitoring

Major remediation for certain sites, such as Kramer, Whitmoyer, Woodlands and Goose Farm has been completed. We are continuing groundwater remediation and monitoring programs. Reserves for these costs have been established.

➢ Company Manufacturing Facilities

We also have accruals for corrective action programs under governmental environmental laws at several of our manufacturing sites. The more significant of these accruals, in addition to those presented above, have been recorded at the following sites: Bristol, Pennsylvania; Philadelphia, Pennsylvania; Houston, Texas; Louisville, Kentucky; Ringwood, Illinois; Apizaco, Mexico; Jacarei, Brazil; Jarrow, UK; Lauterbourg, France and Mozzanica, Italy. We are in discussions with the EPA regarding possible enforcement arising out of an environmental inspection in 2000 at our Houston facility.

➢ Remediation Reserves and Reasonably Possible Amounts

Our reserves for environmental remediation are recorded as current and long-term liabilities in the Consolidated Balance Sheets based on our estimated timing of payments. The amounts charged to earnings pre-tax for environmental remediation and related charges are presented below.

(in millions)	Balance

December 31, 2002	$123
Amounts charged to earnings	23
Spending	(19)

December 31, 2003	127
Amounts charged to earnings	30
Spending	(20)

December 31, 2004	$137

Our reserves represent those costs that we believe to be probable and reasonably estimable. In addition, we have identified reasonably possible loss contingencies related to environmental matters of approximately $80 million and $84 million at December 31, 2004 and 2003, respectively.

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

We have actively pursued lawsuits over insurance coverage for certain environmental liabilities. It is our practice to reflect environmental insurance recoveries in the results of operations for the quarter in which the litigation is resolved through settlement or other appropriate legal processes. These resolutions typically resolve coverage for both past and future environmental spending and involve the “buy back” of the policies and have been appropriately included in cost of goods sold. We settled with several of our insurance carriers and recorded earnings pre-tax of approximately $13 million, $58 million and $76 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Due to the nature of our business, we have emissions of CO2 from combustion sources, but our emissions of other greenhouse gases (N2O, HFCs, etc.) are minimal as compared to CO2 emissions. We have therefore focused on ways to increase energy efficiency and curb potential increases in greenhouse gas emissions resulting from growth in production in addition to lowering the energy usage of existing operations. Although the lack of specific legislation prevents any accurate estimates of the impact on us, any legislation that limits CO2 emissions may create a potential restriction to business growth by limiting the quantity of traditional energy sources available to all consumers of energy, including Rohm and Haas. The outcomes of restricted energy availability could include: increased energy cost, additional capital investment to lower energy intensity and rationed usage with the need to purchase greenhouse gas emission credits. We will continue to follow these climate change issues, work to minimize any negative impacts on our operations and seek technological breakthroughs in energy supply and efficiency.

Other Environmental Matters

Capital spending for new environmental protection equipment was $26 million in 2004, $18 million in 2003, and $23 million in 2002. Spending for 2005 and 2006 is expected to approximate $40 million each year. Capital expenditures in this category include projects whose primary purposes are pollution control and safety, as well as environmental aspects of projects in other categories that are intended primarily to improve operations or increase plant efficiency. We expect future capital spending for environmental protection equipment to be consistent with prior-year spending patterns. Capital spending does not include the cost of environmental remediation of waste disposal sites.

The cost of operating and maintaining environmental facilities was $133 million, $105 million and $101 million in 2004, 2003 and 2002, respectively, and was charged against current-year earnings.

Other Litigation

In February 2003, we were served with European Commission Decisions requiring submission to investigations in France and the United Kingdom, a search permit in Japan from the Japanese Fair Trade Commission, an order for the production of records and information in Canada and two grand jury records subpoenas in the United States. All of these actions relate to a global antitrust investigation of the Plastic Additives industry. We subsequently received a request for additional information from the Japanese Fair Trade Commission. The Japanese Fair Trade Commission brought proceedings against named Japanese Plastic Additives producers but did not initiate action against Rohm and Haas. We do not expect further action in the Japanese investigation. We are cooperating fully with all governmental authorities.

In addition, we are a party to eight private civil antitrust actions that have been consolidated in the U.S. District Court for the Eastern District of Pennsylvania, including one that originally had been filed in State Court in Ohio. These actions have been brought against Rohm and Haas and other producers of Plastic Additives products by direct purchasers of these products and seek civil damages as a result of alleged violations of the antitrust laws. The named plaintiffs in each of these actions are seeking to sue on behalf of all similarly situated purchasers of Plastic Additives products. Federal law provides that persons who have been injured by violations of Federal antitrust law may recover three times their actual damages plus attorneys fees. Ohio state antitrust law provides for double damage indemnity. In May 2004, another lawsuit was filed in State Court in California seeking to recover damage on behalf of California’s indirect purchasers of plastic additive products. In January 2005, an indirect purchaser case was filed in State Court in Tennessee seeking to recover damages on behalf of a class of indirect purchasers residing in Tennessee and 22 other states and the District of Columbia, and another lawsuit was filed in State Court in Vermont, seeking damages on behalf of a class of Vermont indirect purchasers. Also in January 2005, a direct purchaser of plastics additives products filed a lawsuit in the U.S. District Court for the District of Ohio alleging its own individual claims for damages. In February 2005, three additional indirect purchaser cases were filed in State Courts in Nebraska, Ohio and Arizona. We do not believe any of these cases have merit and will vigorously defend against them.

There has been increased publicity about asbestos liabilities faced by manufacturing companies. In the past, many companies with manufacturing facilities had asbestos on their premises. As a result of the bankruptcy of asbestos producers, plaintiffs’ attorneys are increasing their focus on peripheral defendants, including our Company, which had asbestos on its premises. Historically, these premises cases have been dismissed or settled for minimal amounts because of the minimal likelihood of exposure at our facilities. As the asbestos producers are bankrupted, the demands against companies with older manufacturing facilities of any type in the United States, such as our Company, are increasing. We have reserved amounts for premises asbestos cases that we currently believe are probable and estimable; we cannot reasonably estimate what our asbestos costs will be if the current situation deteriorates and there is no tort reform.

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

Acquisitions and Divestitures

2004

We had no significant acquisitions or divestitures during 2004. Effective January 1, 2004, we began consolidating the results of a variable interest entity in accordance with FIN 46R, as discussed further in Note 27 to our Consolidated Financial Statements.

2003

We made no significant acquisitions in 2003, but completed one divestiture. In March 2003, we completed the sale of our dry film photoresist business to Eternal Chemical Company. As a result of this sale, we closed our North American and European dry film photoresist manufacturing operations. Eternal Chemical Company will manufacture its newly expanded dry film Photoresist product line under the Eternal company label. As part of the divestiture, we have entered into an agreement to distribute the entire Eternal dry film photoresist product line in North America and Europe, as well as to our existing customers in Asia.

2002

We made no significant divestitures in 2002. In September 2002, we acquired certain assets and liabilities of Ferro Corporation’s European powder coatings business for approximately $60 million. This business produces materials used mostly by manufacturers of metal products to finish materials like window frames and automotive wheels.

In December 2002, we acquired the global Plastic Additives business of our joint venture partner, Kureha Chemical, for approximately $57 million. Included in the acquisition are the commercial operations throughout the Asia-Pacific region and other areas along with the manufacturing facilities and laboratories in Singapore, as well as technical service laboratories in Beijing. Additionally, we gained full control of manufacturing sites in Singapore and Grangemouth, Scotland, which were sites previously part of the joint venture. The acquisition effectively terminates the joint venture we had with Kureha Chemical.

Working Capital

In 2004, we continued to focus on improving our working capital management. As compared to 2003, days sales outstanding improved by 2 days and days cost of sales in ending inventory improved by 10 days.

Details about two major components of working capital at the end of 2004 and 2003 are summarized below:

(dollars in millions)	2004	2003

Inventories
Year-end balance	$841	$821
Annual turnover	6.2x	5.7x

Days cost of sales in ending inventory	57	67

Customer receivables
Year-end balance	$1,322	$1,209

Annual turnover	5.8x	5.6x

Days sales outstanding	61	63

Land, Buildings and Equipment, net

Investments in land, buildings and equipment, net is summarized below:

(in millions)	2004	2003

Year-end balance	$2,929	$2,941
Annual turnover	2.5x	2.2x

Notes:

•	For customer receivables and land, buildings and equipment, annual turnover figures are calculated by dividing annual sales by the average customer receivables or average land, buildings and equipment balance.

•	For inventories, annual turnover figures are calculated by dividing cost of goods sold by the average inventory balance.

•	Days sales outstanding were calculated by dividing ending customer receivables, net by daily sales for the fourth quarter of both years presented.

•	Days cost of sales in ending inventory was calculated by dividing ending inventory by daily cost of sales for the fourth quarter of both years presented. In the fourth quarter of 2003, cost of sales included $49 million from insurance settlements.

Asset Turnover equals sales divided by average year-end assets. Asset turnover was 0.7X in both 2004 and 2003, and 0.6X in 2002.

Information Systems

The upgrade and consolidation of our global ERP systems infrastructure was completed in May 2004. Areas of concentration for this system included: finance, human resources, customer relationship management, production scheduling, procurement, maintenance, sales and distribution.

NEW ACCOUNTING PRONOUNCEMENTS

➢ Variable Interest Entities

In December 2003, the FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities”. FIN 46R requires that a variable interest be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. We adopted the provisions of FIN 46R as of January 1, 2004.

We are the primary beneficiary of a joint venture deemed to be a variable interest entity. Each joint venture partner holds several equivalent variable interests, with the exception of a royalty agreement held exclusively between the joint venture and us. In addition, the entire output of the joint venture is sold to us for resale to third party customers. As the primary beneficiary, we have consolidated the joint venture’s assets, liabilities, and results of operations in our consolidated financial statements. As we previously accounted for this entity as an equity method investment the cumulative impact of consolidation was not material to our net income. We did not consider this a variable interest entity at the initial adoption date, however based on our subsequent evaluation, we concluded this entity should be consolidated under FIN 46R. Accordingly, we have revised the prior period classification of our 2004 quarterly results in Note 28 to our Consolidated Financial Statements to properly reflect the consolidated results of this variable interest entity effective January 1, 2004.

We hold a variable interest in another joint venture, which we accounted for under the equity method of accounting. The variable interest relates to a cost-plus arrangement between the joint venture and each joint venture partner. We have determined that Rohm and Haas is not the primary beneficiary and therefore have not consolidated the entity’s assets, liabilities, and results of operations in our consolidated financial statements. The entity provides manufacturing services to us and the other joint venture partner, and has been in existence since 1999. As of December 31, 2004, our investment in the joint venture totals approximately $43 million, representing our maximum exposure to loss.

➢ Pensions and Other Postretirement Benefits

In December 2003, the FASB issued a revision to SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to improve financial statement disclosure for defined benefit plans. This statement requires additional disclosures about the assets (including plan assets by category), obligations and cash flows of defined pension plans and other defined benefit postretirement plans. It also requires reporting of various elements of pension and other postretirement benefit costs on a quarterly basis. Generally, the disclosure requirements are effective for interim periods beginning after December 15, 2003; however, information about foreign plans is effective for fiscal years ending after June 15, 2004. We adopted the revised SFAS No. 132 during the quarter ended March 31, 2004.

➢ Medicare Prescription Drug, Improvement and Modernization Act of 2003

In May 2004, the Financial Accounting Standards Board issued FASB Staff Position (FSP) FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act), which provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. The Act provides the opportunity for a Medicare eligible retiree to obtain a prescription drug benefit under Medicare, or for sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by law, a Federal subsidy with tax-free payments commencing in 2006. Under FSP FAS 106-2, the effect of the Federal subsidy is accounted for as a deferred gain, which would reduce our future benefit expense. The effect of the subsidy has reduced our 2004 accumulated postretirement benefit obligation by approximately $11 million and will reduce our annual benefit expense by $1 million. Our estimates assume that our plans with defined dollar caps would not be eligible for the subsidy.

➢ Stock-Based Compensation

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

In December 2004, the Financial Accounting Standards Board (FASB) amended FAS 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement eliminates the prospective option we have applied under SFAS No. 148 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15 2005. Due to the fact that the majority of our options issued prior to January 1, 2003, the date we adopted SFAS No. 123, will have vested as of June 15, 2005 the revised computations will not have a material impact on our financial statements.

➢ Inventory Costs

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption is not expected to have a material impact on our results of operations, financial position or cash flows.

➢ Foreign Earnings Repatriation

FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. The Jobs Act creates a temporary incentive for U.S. corporations to repatriate income earned abroad principally for earnings that have previously been deemed permanently reinvested by providing a dividends received deduction for certain dividends from controlled foreign corporations. We have not previously deemed our foreign earnings as permanently reinvested and have fully provided for taxes on unremitted foreign earnings. As a result, we do not expect that FSP 109-2 will have a material impact on our results of operations, financial position or cash flows.

➢ Qualified Production Activities Deduction

FASB Staff Position (“FSP”) No. FAS 109-1, “Application of FASB Statement No.109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” provides guidance on applying the deduction for income from qualified domestic production activities. The deduction will be phased in from 2005 through 2010. The Jobs Act also provides for a two-year phase out of the existing extra-territorial income exclusion (“ETI”) for foreign sales. The deduction will be treated as a “special deduction” as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return. We do not expect the net effect of the phase out of the ETI and the phase in of this new deduction to result in a material change in our effective tax rate for fiscal years 2005 and 2006, based on current earnings levels.

Cautionary Statements

Any statements we make in our filings with the Securities and Exchange Commission, including this filing, or other communications (including press releases and analyst meetings and calls) that are not statements of historical fact are forward-looking statements. These statements include, without limitation, those relating to anticipated product plans, litigation and environmental matters, currency effects, profitability, and other commitments or goals. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These risks and uncertainties include, but are not limited to, the following:

➢ Currencies and Economic Conditions

Approximately 54% of our sales are derived from outside the United States, a significant portion of which are denominated in foreign currencies. Also, significant production facilities are located outside of the United States. Our financial results therefore can be affected by changes in foreign currency rates. We use certain financial instruments to mitigate these effects, but we do not hedge our foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on our earnings, cash flows and fair values of assets and liabilities. Accordingly, reported sales, net earnings, cash flows and fair values have been and in the future may be affected by changes in foreign exchange rates. In addition, because of the extensive nature of our foreign business activities, financial results could be adversely affected by changes in worldwide economic conditions, changes in trade policies or tariffs, changes in interest rates, and political unrest.

➢ Competition and Demand

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

➢ Supply and Capacity

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

➢ Technology

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

➢ Joint Ventures, Acquisitions and Alliances

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

➢ Environmental/Litigation

Risks and uncertainties related to environmental matters are discussed previously in this section under the caption Environmental.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

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

We have established policies governing our use of derivative instruments. We do not use derivative instruments for trading or speculative purposes, nor are we a party to any leveraged derivative instruments or any instruments of which the fair market values are not available from independent third parties. We manage counter-party risk by entering into derivative contracts only with major financial institutions of investment grade credit rating and by limiting the amount of exposure to each financial institution. The terms of certain derivative instruments contain a credit clause where each party has a right to settle at market if the other party is downgraded below investment grade. As of December 31, 2004, the fair market value of all derivative contracts was $7 million that is carried as an asset on our Consolidated Balance Sheet. All of these contracts were with investment grade financial institutions.

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

Foreign Exchange Rate Risk

Short-term exposures to changing foreign exchange rates are primarily due to operating cash flows denominated in foreign currencies and transactions denominated in non-functional currencies. Known and anticipated exposures are covered by using foreign exchange option, forward and swap contracts. Most significant foreign currency exposures are related to our operations in Germany, France, Italy, Netherlands, the United Kingdom, Sweden, Switzerland, Brazil, Mexico, Canada, Japan, Taiwan, China and Australia. We estimate that an instantaneous 10% appreciation or depreciation in all the currencies of these countries from their levels against the dollar as of December 31, 2004, with all other variables held constant, would increase or decrease by $38 million the fair value of foreign currency hedging contracts held at December 31, 2004. This estimate is based on market conditions as of December 31, 2004, without reflecting the effects of underlying anticipated transactions.

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

Interest Rate Risk

We are exposed to changes in interest rates primarily due to our financing, investing and cash management activities, which include long- and short-term debt to maintain liquidity and fund business operations. A 50 basis point increase in interest rates would reduce the fair value of interest rate sensitive liabilities including short- and long-term debt by $94 million, net of derivative contracts outstanding as of December 31, 2004. A 50 basis point decrease in interest rates will increase the fair value by $118 million. However, such changes in fair values would not have a material impact on our earnings per share or cash flows as the majority of our debt obligations at December 31, 2004 consisted of fixed rate instruments. A 50 basis point movement is equivalent to approximately 9% of the weighted average rate on our worldwide debt.

Commodity Price Risk

We purchase certain raw materials and energy sources such as natural gas, propylene, acetone, butanol and styrene under short- and long-term supply contracts. The purchase prices are generally determined based on prevailing market conditions. Changing raw material and energy prices have historically had material impacts on our earnings and cash flows in the past, and will likely continue to have significant impacts on earnings and cash flows in future periods. Commodity derivative instruments are used to reduce portions of commodity price risks. Assuming a 25% change in the underlying commodity price, the potential change in the fair value of commodity derivative contracts held at December 31, 2004 approximates $6 million.

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

Rohm and Haas Company’s (the “Company’s”) management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Rohm and Haas Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (COSO). Based on our assessment, management has concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm that audited the Company’s financial statements, as stated in their report, which is included herein.

/s/ Raj L. Gupta	/s/ Jacques M. Croisetiere
Raj L. Gupta Chairman, Chief Executive Officer	Jacques M. Croisetiere Vice President, Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rohm and Haas Company:

We have completed an integrated audit of Rohm and Haas Company’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Rohm and Haas Company and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company adopted the new financial accounting standard for goodwill during 2002.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 28, 2005

Rohm and Haas Company and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31,	2004	2003	2002
(in millions, except per share amounts)
Net sales	$7,300	$6,421	$5,727
Cost of goods sold	5,170	4,506	3,910

Gross profit	2,130	1,915	1,817
Selling and administrative expense	993	891	879
Research and development expense	265	238	260
Interest expense	133	126	132
Amortization of intangibles	62	67	69
Restructuring and asset impairments	18	196	177
Loss on early extinguishment of debt	—	4	12
Share of affiliate earnings, net	14	15	15
Other income, net	41	7	5

Earnings from continuing operations before income taxes and cumulative effect of accounting change	$714	$415	$308
Income taxes	207	127	98
Minority interest	(11)	—	—

Earnings from continuing operations before cumulative effect of accounting change	$496	$288	$210

Discontinued operations:
Gain (loss) on disposal of discontinued line of business, net of income taxes of $1, $5 and $3 in 2004, 2003 and 2002, respectively	1	—	(7)

Earnings before cumulative effect of accounting change	$497	$288	$203

Cumulative effect of accounting change, net of $3 and $57 of income taxes in 2003 and 2002, respectively	—	(8)	(773)

Net earnings (loss)	$497	$280	$(570)

Basic earnings per share (in dollars):
From continuing operations	$2.22	$1.30	$0.95
Gain (loss) on disposal of discontinued line of business	0.01	—	(0.03)
Cumulative effect of accounting change	—	(0.04)	(3.50)

Net earnings (loss) per share	$2.23	$1.26	$(2.58)

Diluted earnings per share (in dollars):
From continuing operations	$2.21	$1.30	$0.95
Gain (loss) on disposal of discontinued line of business	0.01	—	(0.03)
Cumulative effect of accounting change	—	(0.04)	(3.49)

Net earnings (loss) per share	$2.22	$1.26	$(2.57)

Weighted average common shares outstanding — basic	222.9	221.5	220.9
Weighted average common shares outstanding — diluted	224.2	222.4	221.9

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31,	2004	2003	2002
(in millions)
Cash Flows from Operating Activities
Net earnings (loss)	$497	$280	$(570)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
(Gain) loss on disposal of discontinued line of business, net of income taxes	(1)	—	7
Gain on sale of assets	(19)	(5)	—
Provision for allowance for doubtful accounts	11	20	16
Provision for deferred taxes	(32)	(47)	(20)
Restructuring and asset impairments	18	196	177
Depreciation	419	411	388
Amortization of finite-lived intangibles	62	67	69
Cumulative effect of accounting change, net of income taxes	—	8	773
Stock-based compensation	20	12	4
Changes in assets and liabilities, net of acquisitions and divestitures
Accounts receivable	(123)	(103)	110
Inventories	11	(17)	1
Prepaid expenses and other assets	13	(41)	69
Accounts payable and accrued liabilities	8	63	33
Federal, foreign and other income taxes payable	(21)	78	70
Other, net	19	31	(176)

Net cash provided by operating activities	882	953	951

Cash Flows from Investing Activities
Acquisitions of businesses and affiliates	(5)	(21)	(149)
Proceeds from previous disposition	8	23	23
Increase in restricted cash	(49)	—	—
Cash received from consolidating joint venture	2	—	—
Proceeds from the sale of land, buildings and equipment	28	18	—
Additions to land, buildings and equipment	(322)	(339)	(407)
Payments for hedge of net investment in foreign subsidiaries	(23)	(49)	(22)

Net cash used by investing activities	(361)	(368)	(555)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	71	—	156
Repayments of long-term debt	(13)	(507)	(152)
Proceeds from exercise of stock options	47	32	15
Net change in short-term borrowings	(42)	(42)	(52)
Payment of dividends	(217)	(191)	(181)
Proceeds from termination of interest rate swap	43	10	—
Other, net	—	—	(1)

Net cash used by financing activities	(111)	(698)	(215)

Net increase (decrease) in cash and cash equivalents	410	(113)	181
Effect of exchange rate changes on cash and cash equivalents	19	14	22
Cash and cash equivalents at the beginning of the year	196	295	92

Cash and cash equivalents at the end of the year	$625	$196	$295

Supplemental Cash Flow Information

Cash paid during the year for:
Interest, net of amounts capitalized	$139	$143	$139
Income taxes, net of refunds received	224	85	135

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries

Consolidated Balance Sheets

December 31,	2004	2003
(in millions, except share data)
Assets
Cash and cash equivalents	$625	$196
Restricted cash	49	—
Receivables, net	1,469	1,303
Inventories	841	821
Prepaid expenses and other current assets	263	245

Total current assets	3,247	2,565

Land, buildings and equipment, net of accumulated depreciation	2,929	2,941
Investments in and advances to affiliates	141	145
Goodwill, net of accumulated amortization	1,724	1,662
Other intangible assets, net of accumulated amortization	1,665	1,734
Other assets	389	464

Total Assets	$10,095	$9,511

Liabilities and Stockholders’ Equity
Liabilities
Short-term obligations	$77	$108
Trade and other payables	542	609
Accrued liabilities	908	789
Income taxes payable	213	300

Total current liabilities	1,740	1,806

Long-term debt	2,563	2,473
Employee benefits	706	650
Deferred income taxes	1,059	970
Other liabilities	226	238

Total Liabilities	6,294	6,137

Minority Interest	104	17
Commitments and contingencies
Stockholders’ Equity:
Preferred stock; par value — $1.00; authorized- 25,000,000 shares; issued- no shares	—	—
Common stock; par value- $2.50; authorized- 400,000,000 shares; issued - 242,078,349 shares	605	605
Additional paid-in capital	2,062	2,002
Retained earnings	1,370	1,087

	4,037	3,694
Treasury stock at cost (2004-16,818,129 shares; 2003- 18,953,822 shares)	(166)	(185)
ESOP shares (2004-9,811,464; 2003- 10,464,850)	(94)	(100)
Accumulated other comprehensive loss	(80)	(52)

Total Stockholders’ Equity	3,697	3,357

Total Liabilities and Stockholders’ Equity	$10,095	$9,511

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2004, 2003, and 2002

						Accumulated
		Additional				Other	Total	Total
(in millions, except per share	Common	Paid-in	Retained	Treasury		Comprehensive	Stockholders’	Comprehensive
amounts)	Stock	Capital	Earnings	Stock	ESOP	Income (Loss)	Equity	Income (Loss)

2002
Balance January 1, 2002	$605	$1,961	$1,742	$(208)	$(113)	$(146)	$3,841
Net loss			(570)					$(570)
Current period changes in fair value, net of income taxes of ($3)						5		5
Reclassification to earnings, net of income taxes of $3						(6)		(6)
Cumulative translation adjustment, net of income taxes of $47						53		53
Minimum pension liability, net of income taxes of $9						(50)		(50)

Total comprehensive loss								$(568)

Common dividends ($.82 per share)			(181)
Tax benefit on ESOP			3
Common stock issued:
Under bonus plan		10		8
From ESOP					6

Balance December 31, 2002	$605	$1,971	$994	$(200)	$(107)	$(144)	$3,119

2003
Net earnings			280					$280
Current period changes in fair value, net of income taxes of $3						(5)		(5)
Reclassification to earnings, net of income taxes of ($2)						4		4
Cumulative translation adjustment, net of income taxes of $16						89		89
Minimum pension liability, net of income taxes of $12						4		4

Total comprehensive income								$372

Common dividends ($.86 per share)			(191)
Tax benefit on ESOP			4
Common stock issued:
Under bonus plan		31		15
From ESOP					7

Balance December 31, 2003	$605	$2,002	$1,087	$(185)	$(100)	$(52)	$3,357

2004
Net earnings			497					$497
Current period changes in fair value, net of income taxes of $3						(6)		(6)
Reclassification to earnings, net of income taxes of ($3)						5		5
Cumulative translation adjustment, net of income taxes of ($59)						3		3
Minimum pension liability, net of income taxes of $13						(30)		(30)

Total comprehensive income								$469

Common dividends ($.97 per share)			(217)
Tax benefit on ESOP			3
Common stock issued:
Under bonus plan		60		19
From ESOP					6

Balance December 31, 2004	$605	$2,062	$1,370	$(166)	$(94)	$(80)	$3,697

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization and Summary of Significant Accounting Policies

Nature of Business

Rohm and Haas Company was incorporated in 1917 under the laws of the State of Delaware. Our shares are traded on the New York Stock Exchange under the symbol “ROH.” We are a leading specialty materials company that leverages science and technology in many different forms to design materials and processes that enable the products of our customers to work. We serve many different market places, the largest of which include: construction and building products; electronics; household products and personal care; packaging; food and retail; and automotive. To serve these markets, we have significant operations in approximately 100 manufacturing and 37 research facilities in 27 countries. We have approximately 17,000 employees working for us worldwide.

Use of Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). In accordance with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. Actual results could differ from these estimates.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

Principles of Consolidation

Our consolidated financial statements include the accounts of our company and subsidiaries. We consolidate all entities in which we have a controlling ownership interest. We have no controlling ownership in significant entities that are not consolidated. We have no significant contractual requirements to fund losses of unconsolidated entities. Also in accordance with FIN 46R, Consolidation of Variable Interest Entities, we consolidate variable interest entities in which we bear a majority of the risk to the potential losses or gains from a majority of the expected returns (See Footnote 27 for further information regarding the Consolidation of Variable Interest Entities).

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

Foreign Currency Translation

We translate foreign currency amounts into U.S. dollars in accordance with U.S. GAAP. The majority of our operating subsidiaries in regions other than Latin America use the local currency as their functional currency. We translate the assets and liabilities of those entities into U.S. dollars using the appropriate exchange rates. We translate revenues and expenses using the average exchange rates for the reporting period. Translation gains and losses are recorded in accumulated other comprehensive income or loss, net of taxes, which is a separate component of stockholders’ equity.

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

Revenue Recognition

We recognize revenue when the earnings process is complete. This occurs when products are shipped to or received by the customer in accordance with the terms of the agreement, title and risk of loss have been transferred, collectibility is probable and pricing is fixed or determinable. Revenues from product sales are recorded net of applicable allowances. The exception to this practice is for sales made under supplier-owned and managed inventory (“SOMI”) arrangements. We recognize revenue sold under SOMI arrangements when usage of inventory is reported by the customer, generally on a weekly or monthly basis.

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

Earnings (Loss) Per Share

We use the weighted-average number of shares outstanding to calculate basic earnings (loss) per share. Diluted earnings (loss) per share include the dilutive effect of stock-based compensation, such as stock options and restricted stock.

Cash and Cash Equivalents

Cash and cash equivalents include cash, time deposits and readily marketable securities with original maturities of three months or less.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable result from a sale of goods or services on terms that provide for future payment. They are created when an invoice is generated and are reduced by payments. We record an allowance for doubtful accounts as a best estimate of the amount of probable credit losses in our existing accounts receivable. We consider factors such as customer credit, past transaction history with the customer, and changes in customer payment terms when determining whether the collection of an invoice is reasonably assured. We review our allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibilty. Receivables are charged off against the allowance for doubtful accounts when we feel it is probable the receivable will not be recovered.

Inventories

Our inventories are stated at the lower of cost or market. Over half of our inventory is determined by the last-in, first-out (LIFO) method. The remainder is determined by the first-in, first-out (FIFO) method.

Land, Buildings and Equipment, and Accumulated Depreciation

The value of our land, buildings and equipment is carried at cost less accumulated depreciation. These assets are depreciated over their estimated useful lives on straight-line and accelerated methods. Construction costs, labor and applicable overhead related to construction and installation of these assets are capitalized. Expenditures for additions and improvements that extend the lives or increase the capacity of plant assets are capitalized. Maintenance and repair costs for these assets are charged to earnings as incurred. Replacements and betterment costs are capitalized. The cost and related accumulated depreciation of our assets are removed from the accounting records when they are retired or disposed.

Capitalized Software

We capitalize certain costs, such as software coding, installation and testing, that are incurred to purchase or create and implement internal use computer software in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The majority of our capitalized software relates to the implementation of our Enterprise Resource Planning (“ERP”) system which was completed in 2004.

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

Prior to 2002, goodwill was amortized on a straight-line basis over periods not greater than 40 years. Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with this statement, as of the effective date we ceased amortization of goodwill and indefinite-lived intangibles and reclassified certain intangible assets, such as workforce, to goodwill. Goodwill is assigned to reporting units, which are one level below our operating segments. Goodwill is assigned to the reporting unit that benefits from the synergies arising from each particular business combination. Goodwill and indefinite-lived intangible assets are reviewed annually, or more frequently, if changes in circumstances indicate the carrying value may not be recoverable. To test for recoverability, we typically utilize discounted estimated future cash flows to measure fair value for each reporting unit. This calculation is highly sensitive to both the estimated future cash flows of each reporting unit and the discount rate assumed in these calculations. Our annual impairment review is as of May 31.

As a result of our impairment testing in connection with the adoption of SFAS No. 142, a charge of $830 million ($773 million after-tax) was reflected in 2002. During 2004 and 2003, the annual impairment review was completed without any additional impairments identified.

Impairment of Long-Lived Assets

We consider this to be one of the critical accounting estimates used in the preparation of our consolidated financial statements. We believe the current assumptions and other considerations used to evaluate the carrying value of long-lived assets to be appropriate. However, if actual experience differs from the assumptions and considerations used in our estimates, the resulting change could have a material adverse impact on the consolidated results of operations and statement of position.

Our long-lived assets, other than goodwill and indefinite-lived intangible assets which are discussed above, include land, buildings, equipment, long-term investments, and other intangible assets. Long-lived assets, other than investments, goodwill and indefinite-lived intangible assets, are depreciated over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying value of the asset may not be recoverable. Such circumstances would include items such as a significant decrease in the market price of a long-lived asset, a significant adverse change in the manner the asset is being used or planned to be used or in its physical condition or a history of operating or cash flow losses associated with the use of the asset. In addition, changes in the expected useful life of these long-lived assets may also be an impairment indicator. When such events or changes occur, we estimate the fair value of the asset primarily from future cash flows expected to result from the use and, if applicable, the eventual disposition of the assets and compare that to the carrying value of the asset. If the carrying value is greater than the fair value, an impairment loss is recorded. In some circumstances the carrying value may be appropriate; however, the event that triggered the review of the asset may indicate a revision to the service life of the asset. In such cases, we will accelerate depreciation to match the revised useful life of the asset.

The key variables that we must estimate include assumptions regarding sales volume, selling prices, raw material prices, labor and other benefit costs, capital additions, assumed discount rates and other economic factors. These variables require significant management judgment and include inherent uncertainties since they are forecasting future events. If such assets are considered impaired, an impairment loss is recognized equal to the amount by which the asset’s carrying value exceeds its fair value.

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

In reviewing such matters, we consider a broad range of information, including the claims, demands, settlement offers received from governmental authorities or private parties, estimates performed by independent third parties, identification of other responsible parties and an assessment of their ability to contribute and our prior experience, to determine if a liability is probable and if the value is reasonably estimable. If both of these conditions are met, we record a liability. If we believe that no best estimate exists, we accrue the minimum in a range of possible losses, as we are required to do under GAAP. If we determine a liability to be only reasonably possible, we consider the same information to estimate the possible exposure and disclose the potential liability.

Our most significant reserves have been established for remediation and restoration costs associated with environmental damage. As of December 31, 2004, we have $137 million reserved for environmental related costs. We conduct studies and site surveys to determine the extent of environmental damage and necessary remediation. With the expertise of our environmental engineers and legal counsel we determine our best estimates for remediation and restoration costs. These estimates are based on forecasts of future costs for remediation and change periodically as additional and better information becomes available. Changes to assumptions and considerations used to calculate remediation reserves could materially affect our results of operations. If we determine that the scope of remediation is broader than originally planned, discover new contamination, discover previously unknown sites or become subject to related personal injury or property damage claims, our estimates and assumptions could materially change.

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

Stock-Based Compensation

We have various stock-based compensation plans for directors, executives and employees, which are comprised primarily of restricted stock, restricted stock units and stock option grants. Prior to 2003, we accounted for these plans under APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense was recognized prior to 2003 for stock options.

Effective January 1, 2003, we prospectively adopted the fair value method of recording stock-based compensation as defined in SFAS No. 123, “Accounting for Stock-Based Compensation”. As a result, we began to expense the fair value of stock options awarded to employees after January 1, 2003. The fair value is calculated using the Black-Scholes pricing model as of the grant date and is recorded as compensation expense over the appropriate vesting period, which is typically three years. We also calculate and record the fair value of our restricted stock awards in accordance with SFAS No. 123. Compensation expense is recognized over the vesting period, which is typically five years.

In December 2004, the Financial Accounting Standards Board (FASB) amended SFAS No. 123. This Statement supersedes APB No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. This Statement eliminates the prospective option we have applied under SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”, and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Due to the fact that the majority of our options issued prior to January 1, 2003, the date we adopted SFAS No. 123, will have vested as of June 15, 2005, the revised computations are not expected to have a material impact on our financial statements.

The disclosure requirements of SFAS No. 148 provide that pro forma net earnings (loss) and net earnings (loss) per share be presented as if the fair value based method had been applied to all awards granted to employees, not just awards granted after the date of adoption. Since we chose the prospective method of expensing stock options, the actual stock-based compensation expense recorded in 2003 and 2004 is less than the amount calculated for this pro forma disclosure requirement.

(in millions, except per share amounts)	2004	2003	2002

Net earnings (loss), as reported	$497	$280	$(570)
Add: Stock-based employee compensation expense included in reported net earnings (loss), after-tax	13	7	2
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects.	(26)	(26)	(23)

Pro forma net earnings (loss)	$484	$261	$(591)

	2004	2003	2002

Net earnings (loss) per share
Basic, as reported	$2.23	$1.26	$(2.58)
Basic, pro forma	2.17	1.18	(2.68)

Diluted, as reported	$2.22	$1.26	$(2.57)
Diluted, pro forma	2.16	1.17	(2.66)

Accounting for Derivative Instruments and Hedging Activities

We use derivative and non-derivative instruments to manage market risk arising out of changes in interest rates, foreign exchange rates and commodity prices. These instruments are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, which we adopted as of January 1, 2001.

The accounting standards require that all derivative instruments be reported on the balance sheet at their fair values. For derivative instruments designated as fair value hedges, changes in the fair value of the derivative instruments generally offset the changes in fair value of the hedged items in the Consolidated Statements of Operations. For derivative instruments designated as cash flow hedges to reduce the variability of future cash flows related to forecasted transactions, the effective portions of hedges are recorded in accumulated other comprehensive income (loss) until the hedged items are realized and recorded in earnings. When cash flow hedges are terminated early but the underlying hedged forecast transactions are likely to occur, related gains or losses are deferred in accumulated other comprehensive income (loss) until the hedged items occur. Any ineffective portions of the hedges are recognized in current period earnings.

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

Note 2: Acquisitions and Dispositions of Assets

2004

We had no significant acquisitions or dispositions during 2004. Effective January 1, 2004, we began consolidating the results of one of our joint ventures in accordance with FIN 46R. (See note 27 to the Consolidated Financial Statements)

2003

We made no significant acquisitions in 2003. In March 2003, we completed the sale of our dry film photoresist business to Eternal Chemical Company. As a result of this sale, we closed our North American and European dry film photoresist manufacturing operations. Eternal Chemical Company will manufacture its newly expanded dry film Photoresist product line under the Eternal company label. As part of the divestiture, we have entered into an agreement to distribute the entire Eternal dry film photoresist product line in North America and Europe, as well as to our existing customers in Asia.

2002

We made no significant divestitures in 2002. The following significant acquisitions were completed in 2002. In September 2002, we acquired certain assets and liabilities of Ferro Corporation’s European powder coatings business for approximately $60 million. This business produces materials used mostly by manufacturers of metal products to finish materials like window frames and automotive wheels.

In December 2002, we acquired the global Plastic Additives business of our joint venture partner, Kureha Chemical, for approximately $57 million. Included in the acquisition are the commercial operations throughout the Asia-Pacific Region and other areas along with the manufacturing facilities and laboratories in Singapore, as well as technical service laboratories in Beijing. Additionally, we gained full control of manufacturing sites in Singapore and Grangemouth, Scotland, which were sites previously part of the joint venture. The acquisition effectively terminates the joint ventures we had with Kureha Chemical.

Note 3: Provision for Restructuring and Asset Impairments

(in millions)	2004	2003	2002

Severance and employee benefits	$18	$96	$17
Asset impairments, net of gains on sales	2	96	158
Other, including contract lease termination penalties	(2)	4	2

Amount charged to earnings	$18	$196	$177

Restructuring and Asset Impairment by Business Segment

Pre-Tax	Year Ended
(in millions)	December 31,

Business Segment	2004	2003	2002

Coatings	$2	$104	$13
Performance Chemicals	5	51	23
Monomers	1	2	(1)
Electronic Materials	3	—	126
Adhesives and Sealants	3	5	6
Salt	—	—	—
Corporate	4	34	10

Total	$18	$196	$177

2004

Severance and Employee Benefits

In 2004, we recognized a net $18 million of severance and associated employee benefit expense, of which $33 million, affecting 500 positions pertained to 2004 initiatives. The 2004 initiatives included: $18 million associated with the reorganization of our Plastics Additives, Architectual and Functional Coatings, Adhesives and Sealants and Electronic Materials businesses; and $15 million associated with several smaller reduction in force efforts, primarily associated with our administrative support functions. These initiatives were designed to reduce redundant costs and reposition our workforce to capitalize on the enhancements made possible by the implementation of our Enterprise Resource Planning System.

Offsetting these charges were $3 million of reductions to reserves recorded in the current year and $12 million for prior years initiatives. These changes in estimates are largely related to a reduction in the design and scope of our previously announced North American support services restructuring, as certain business model transformation opportunities did not generate the anticipated benefits, and change in estimates for the North American Plastics Additives initiative announced in the second quarter of 2004.

As of December 31, 2004, 102 positions of the 500 identified have been eliminated. The balance at December 31, 2004, recorded for severance and employee benefits, is included in accrued liabilities in the Consolidated Balance Sheet. Our restructuring initiatives are generally completed in 12 to 18 months.

2004 Restructuring Initiatives

				Balance
		Changes in		December 31,
(in millions)	2004 Expenses	Estimates	Payments	2004

Severence and employee benefits, and other costs	$34	$(3)	$(3)	$28

Asset Impairments

In 2004, we recognized $2 million in asset impairment charges primarily related to an administrative functions initiative announced in the second quarter.

2003

Severance and Employee Benefits

In 2003, we recognized a net $96 million of severance and associated employee benefit expense, of which $82 million, affecting 1,460 positions in total, pertained to 2003 initiatives. The 2003 initiatives included: $22 million pertaining to a European restructuring which commenced in the second quarter; $25 million associated with the elimination of positions primarily in our North American support services, such as logistics, human resources, procurement, and information technology announced in the fourth quarter; and $35 million associated with several smaller reduction in force efforts in all of our businesses throughout the year. In most cases, separated employees were offered early termination benefits. The charge is based on actual amounts paid to employees as well as amounts expected to be paid upon termination. These initiatives were designed to address business and infrastructure inefficiencies, reduce redundant costs and reposition our workforce to capitalize on the enhancements made possible by the implementation of our Enterprise Resource Planning system.

Included in the net $96 million charge is $14 million of expense, comprised of a $2 million reversal of charges recorded in 2003 for current year initiatives, and a $16 million increase in expense pertaining to 2002 initiatives. Changes in estimates are recorded when actual costs are compared to original estimates, and reserves are adjusted when expenses are finalized. The changes to prior year initiatives mostly include settlement losses on pension obligations as individual pension liabilities were settled from the pension plan. We recognize pension settlement gains or losses at the time an employee’s individual liability is settled within the pension plan in accordance with GAAP.

As of December 31, 2004, 858 positions of the 1,460 originally identified have been eliminated. In 2004, we reduced the total number of positions to be affected by these initiatives by 350 positions. This reduction is primarily a result of the change in scope of the North American support services restructuring. The balance at December 31, 2004, recorded for severance and employee benefits, was included in accrued liabilities in the Consolidated Balance Sheet. A summary of the 2003 initiatives is presented below:

2003 Restructuring Initiatives

				Balance			Balance
	2003	Changes to		Dec. 31	Changes to		Dec. 31,
(in millions)	Expenses	Estimates	Payments	2003	Estimates	Payments	2004

Severance and employee benefits	$82	$(2)	$(15)	$65	$(11)	$(34)	$20
Contract and lease termination and other costs	2	—	(1)	1	(1)	—	—

Total	$84	$(2)	$(16)	$66	$(12)	$(34)	$20

Asset Impairments

In 2003, we recognized a net $96 million of asset impairment charges. Of the total, $116 million was recognized as asset impairment charges recorded to adjust the carrying value of certain assets to their fair value, which was calculated using cash flow analyses. The largest impairment of approximately $80 million of finite-lived intangible assets related to the Lamineer product line of the Powder Coatings business in the Coatings segment. The remaining charge consisted primarily of $15 million of finite-lived intangible assets and $7 million of net fixed assets associated with our Specialty Magnesia product line in the Performance Chemicals segment, which was acquired from Morton, and $14 million of other building and equipment impairments. Gains on sales of previously impaired assets offset the total impairment charge by $20 million.

2002

Severance and Employee Benefits

In 2002, we recognized a net $17 million of severance and associated employee benefit expense, of which $31 million pertained to initiatives launched in 2002, affecting 410 positions in total. These initiatives include: $11 million primarily for the closure of two European plants and smaller restructuring initiatives undertaken in several of our businesses. In addition, $20 million was associated with a general reduction in force of over 200 positions throughout various functions of our organization. In most cases, separated employees were offered early termination benefits. The charge was based on actual amounts paid to employees as well as amounts expected to be paid upon termination. Offsetting the 2002 charge was $14 million of income resulting from pension settlement gains associated with individuals terminated from our pension plans and changes to estimates, both of which were in connection with our 2001 repositioning.

As of December 31, 2004, a majority of initiatives launched in prior years were materially complete. The balance at December 31, 2004, recorded for severance and employee benefits, was included in accrued liabilities in the Consolidated Balance Sheet.

Asset Impairments

In 2002, $158 million in non-cash asset impairments were recorded to reduce the carrying value of certain identified assets to their fair values, which were calculated using cash flow analyses. The largest, single asset write-down was $121 million, recorded to write-down certain long-lived intangible and fixed assets of the Circuit Board Technologies business in the Electronic Materials segment. The remaining $37 million of non-cash charges, recorded during 2002, related largely to the closure of two European plants and other building and equipment impairments.

Note 4: Other Income, Net

We recorded other income, net of $41 million, $7 million and $5 million during the years ended December 31, 2004, 2003 and 2002, respectively. The major categories of our other income, net are summarized in the following table:

(in millions)	2004	2003	2002
Royalty income	$8	$19	$15
Foreign exchange losses and related hedging cost	(19)	(1)	3
Interest income	9	5	6
Sale of real estate	11	5	—
Sale of remaining interest in European Salt Business	8	—	—
Other, net	24	(21)	(19)

Total	$41	$7	$5

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

Currency Hedges

We enter into foreign exchange option and forward contracts in order to reduce the risk associated with variability in our operating results from foreign-currency-denominated cash flows. These contracts are designated as foreign currency cash flow hedges covering portions of our twelve-month forecasted cash flows . The table below summarizes by currency the notional value of foreign currency cash flow hedging contracts in U.S. dollars outstanding at each balance sheet date:

(in millions)	2004	2003
Euro	$170	$175
Japanese yen	27	19
Australian dollar	11	10
Other	—	2

Total	$208	$206

These contracts mature when the underlying cash flows being hedged are forecasted to be realized. Because the option and forward contracts are considered highly effective hedges, the cash value less cost will be reflected in earnings at maturity. All contracts are marked-to-market at each balance sheet date with changes in fair value prior to maturity recorded in accumulated other comprehensive income (loss). For the years ended December 31, 2004 and 2003, these contracts decreased in value resulting in a $5 million accumulated after-tax loss for each period which is recorded in accumulated other comprehensive income (loss). For the years ended December 31, 2004, 2003 and 2002, after-tax losses of $7 million and $8 million and an after-tax gain of $4 million, respectively, were recorded in earnings related to foreign currency cash flow hedging contracts that matured during the respective periods. Changing market conditions will impact the actual amounts recorded to earnings during the following twelve-month periods. Both the effective and ineffective portions of cash flow hedges recorded in the Consolidated Statements of Operations are classified in other income, net.

We contract with counter-parties to buy and sell foreign currency to offset the impact of exchange rate changes on recognized assets and liabilities denominated in non-functional currencies, including intercompany loans. These contracts generally require exchange of one foreign currency for another at a fixed rate at a future date. These contracts are designated as foreign currency fair value hedges with maturities generally less than twelve months. All contracts are marked-to-market at each balance sheet date with changes in fair value recorded in other income, net. For the years ended December 31, 2004, 2003 and 2002, after-tax gains of $6 million, $13 million and $6 million, respectively, were recorded in earnings for foreign currency fair value hedges.

The following table sets forth the notional amounts of foreign currency fair value hedges outstanding at each balance sheet date:

(in millions – U. S. dollars)

Buy Currency	Sell Currency	2004	2003

British pound	Euro	$18	$28
Canadian dollar	Euro	3	—
Euro	British pound	3	31
Euro	Canadian dollar	126	32
Euro	Japanese yen	13	56
Euro	Singapore dollar	37	39
Euro	South African rand	6	6
Euro	U. S. dollar	125	108
Euro	Swedish krona	12	11
Japanese yen	Euro	—	15
Japanese yen	Indian rupee	12	11
Swedish krona	Euro	2	5
Swiss franc	Euro	—	46
Swiss franc	U. S. dollar	27	—
U.S. dollar	Australian dollar	19	—
U.S. dollar	Euro	45	286
U.S. dollar	Japanese yen	26	25
U.S. dollar	New Zealand dollar	7	—
Other	Other	5	5

Total		$486	$704

We utilize foreign exchange forward and currency collar contracts together with non-dollar borrowings to hedge the foreign currency exposures of our net investments in foreign operating units in Europe and Japan. These derivative instruments and non-dollar borrowings are designated as hedges of net investments. Accordingly, the effective portions of foreign exchange gains or losses on these hedges are recorded as part of the cumulative translation adjustment, which is part of accumulated other comprehensive income (loss). At December 31, 2004 and 2003, $140 million and $122 million in after-tax losses, respectively, were recorded in cumulative translation adjustment representing the effective portions of foreign exchange losses on these hedges. Of those amounts, $54 million and $60 million in after-tax losses at December 31, 2004 and 2003, respectively, were related to short-term Euro and long-term Japanese yen borrowings and the remainder was related to exchange forward and currency collar contracts in these currencies.

Total derivative and non-functional currency liabilities designated as hedges of net investments outstanding at December 31, 2004 were $576 million compared to $517 million outstanding at December 31, 2003. The following table sets forth the derivative and non-derivative positions designated as hedges of net investments outstanding at December 31, 2004 and 2003:

	2004		2003
(in millions)	Derivative	Non-derivative	Derivative	Non-derivative

Euro	$305	$—	$257	$—
Japanese yen	76	195	73	187

Total	$381	$195	$330	$187

Included in other comprehensive income as cumulative translation adjustment for the years ended December 31, 2004 and 2003 were gains of $25 million and $22 million, respectively, net of hedge losses. The amounts that are considered ineffective on these net investment hedges were recorded in interest expense. Interest expense was decreased by $1 million for the years ended December 31, 2004 and 2003 and increased by $1 million in 2002.

As of December 31, 2004 and 2003, we maintained hedge positions of immaterial amounts that were effective as hedges from an economic perspective but did not qualify for hedge accounting under SFAS No. 133, as amended. Such hedges consisted primarily of emerging market foreign currency option and forward contracts, and have been marked-to-market through income, with an immaterial impact on earnings.

Commodity Hedges

We use commodity swap, option, and collar contracts to reduce the effects of changing raw material prices. These contracts are designated and accounted for as cash flow hedges. The notional value of commodity hedges outstanding at December 31, 2004 and 2003 was $34 million and $31 million, respectively.

Included in accumulated other comprehensive income (loss) at December 31, 2004 and 2003 are $1 million and $2 million in after-tax gains, respectively, which represents the accumulated market value changes in those outstanding commodity swap, option, and collar contracts. These contracts are considered highly effective as hedges and will mature consistent with our purchases of the underlying commodities during the following twenty-four month period. The actual amounts to be charged to earnings when these contracts mature will depend upon spot market prices when these contracts mature. For the years ended December 31, 2004, 2003 and 2002, $3 million, $5 million and $3 million in gains, respectively, were recorded as components of costs of goods sold with the related tax effect recorded in tax expense with respect to those commodity swap, option and collar contracts maturing during the same periods.

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

The interest rate swap agreements are designated and accounted for as fair value hedges. The changes in fair value of interest rate swap agreements are marked-to-market through income together with the offsetting changes in fair value of the underlying notes using the short cut method of measuring effectiveness. As a result, the carrying amount of these notes was increased by $4 million at December 31, 2004 and $55 million at December 31, 2003, while the fair value of the swap agreements was reported as other assets in the same amount.

Fair Values and Carrying Amounts of Financial Instruments

The fair value of financial instruments was estimated based on the following methods and assumptions:

➢	Cash and cash equivalents, restricted cash, accounts receivable, accounts payable and notes payable — the carrying amount approximates fair value due to the short maturity of these instruments.

➢	Short and long-term debt — quoted market prices for the same or similar issues at current rates offered to us for debt with the same or similar remaining maturities and terms.

➢	Interest rate swap agreements — market prices of the same or similar agreements quoted as of the balance sheet date.

➢	Foreign currency option contracts — Black-Scholes calculation using market data as of the balance sheet date.

➢	Foreign currency forward and swap agreements — application of market data as of the balance sheet date to contract terms.

➢	Commodity swap, option and collar contracts — counter-party quotes as of the balance sheet date.

The carrying amounts and fair values of material financial instruments at December 31, 2004 and 2003 are as follows:

Asset/(Liability)
	2004		2003
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Short-term debt	$(77)	$(77)	$(108)	$(108)
Long-term debt	(2,466)	(2,870)	(2,360)	(2,796)
Interest rate swap agreements	4	4	55	55
Foreign currency options	4	4	1	1
Foreign exchange forward and swap	4	4	(2)	(2)
contracts
Natural gas swap agreements	1	1	3	3
Natural gas option and collar agreements	1	1	1	1

Note 6: Income Taxes

Earnings from continuing operations before income taxes and cumulative effect of accounting change earned within or outside the United States from continuing operations are shown below:

(in millions)	2004	2003	2002

United States
Parent and Subsidiaries	$377	$205	$149
Affiliates	3	1	4
Foreign
Subsidiaries	322	195	144
Affiliates	12	14	11

Earnings from continuing operations before income taxes
and cumulative effect of accounting change	$714	$415	$308

The provision for income taxes from continuing operations before cumulative effect of accounting change is composed of:

(in millions)	2004	2003	2002

Income taxes on U.S. earnings
Federal
Current	$130	$121	$72
Deferred	(20)	(69)	(34)

State and other	2	4	5

Total taxes on U.S. earnings	112	56	43

Taxes on foreign earnings
Current	107	49	41
Deferred	(12)	22	14

Total taxes on foreign earnings	95	71	55

Total Income Taxes	$207	$127	$98

The provision for income taxes attributable to items other than continuing operations is shown below:

(in millions)	2004	2003	2002

Gain (loss) on disposal of discontinued line of business	$1	$(5)	$(3)
Cumulative effect of accounting change	—	(3)	(57)

Deferred income taxes reflect temporary differences between the valuation of assets and liabilities for financial and tax reporting. Details at December 31, 2004 and 2003 were:

(in millions)	2004	2003

Deferred tax assets related to:
Compensation and benefit programs	$303	$342
Asset impairments and restructuring reserves	31	23
Accruals for waste disposal site remediation	26	22
All other	57	116

Total deferred tax assets	417	503

Deferred tax liabilities related to:
Intangible assets	561	573
Depreciation and amortization	471	485
Pension programs	129	155
All other	139	126

Total deferred tax liabilities	1,300	1,339

Net deferred tax liability	$883	$836

At December 31, 2004, the Company had foreign and state net operating losses of $379 million and $442 million, respectively, which carry a full valuation allowance. Of these, $182 million have no expiration and the remaining will expire in future years as follows: $61 million in 2005, $88 million in 2006, $16 million in 2007, $21 million in 2008 and the remaining balance in other years.

Deferred taxes, which are classified into a net current and non-current balance by tax jurisdiction, are presented in the balance sheet as follows:

(in millions)	2004	2003

Prepaid expenses and other current assets	$172	$134
Other assets	8	—
Accrued liabilities	4	—
Deferred income taxes	1,059	970

Net deferred tax liability	$883	$836

For the year ended December 31, 2004 we recorded an adjustment of $60 million of which $30 million relates to prior periods to properly reflect deferred taxes on the cumulative translation adjustment. We determined this adjustment was not material to prior periods and as a result recorded the prior period items as an adjustment to accumulated other comprehensive income in the current year.

The effective tax rate on pre-tax income differs from the U.S. statutory tax rate due to the following:

	2004	2003	2002
(in millions)%		%	%

Statutory tax rate	35.0	35.0	35.0
U.S. business credits	(2.8)	(4.3)	(5.6)

Foreign, including credits	(3.0)	(0.6)	(1.4)

Non-deductible restructuring and asset impairments	(0.1)	(0.4)	0.6

Other, net	(0.1)	0.9	3.3
Effective tax rate	29.0	30.6	31.9

At December 31, 2004 and 2003, we provided deferred income taxes for the assumed repatriation of substantially all unremitted foreign earnings.

Note 7: Segment Information

Rohm and Haas is a diversified, worldwide manufacturer and supplier of technically advanced products and services that enable the creation of leading-edge consumer goods. We serve many different end-use markets, the largest of which include: construction and building; electronics; household products and personal care; packaging; food and retail; and automotive.

We conduct our worldwide operations through global businesses, which are aggregated into reportable operating segments based on the nature of the products and production processes, end-use markets, channels of distribution and regulatory environment. The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance.

We operate six reportable operating segments: Coatings, Adhesives and Sealants, Electronic Materials, Performance Chemicals, Salt and Monomers as described below. The Coatings, Electronic Materials and Performance Chemicals business segments aggregate operating segments.

The Corporate Profile included below describes the operating segments, how they are aggregated, and the types of products from which their revenues are derived.

➢	Coatings

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

This segment provides cutting-edge technology for use in telecommunications, consumer electronics and household appliances. The Circuit Board Technologies business develops and delivers the technology, materials and fabrication services for increasingly powerful, high-density printed wiring boards in computers, cell phones, automobiles and many other electronic devices today. Our Packaging and Finishing Technologies develops and delivers innovative materials and processes that boost the performance of a diverse range of electronic, optoelectronic and industrial packaging and finishing applications. Semiconductor Technologies develop and supply integrated products and technologies on a global basis enabling our customers to drive leading edge semiconductor design to boost performance of semiconductor devices powered by smaller and faster chips. This business also develops and delivers materials used for chemical mechanical planarization (“CMP”), the process used to create the flawless surfaces required to allow manufacturers to make faster and more powerful integrated circuits and electronic substrates.

➢	Adhesives and Sealants

The Adhesives and Sealants segment provides a vast array of formulated, value-adding products derived from a broad range of technologies including our world-class acrylic technology. This segment offers various products including packaging, pressure sensitive, construction, and transportation adhesives based on numerous chemistries and technologies, including acrylic emulsion polymers markets.

➢	Salt

Some of the most recognized consumer brand names and product symbols are found here, including the leading brand of table salt in the United States – Morton Salt, with its little Salt Girl, and Windsor Salt, Canada’s leading brand. Even though the consumer salt business is best known, this segment extends well beyond this market and includes salt used for water conditioning, ice control, food processing and chemical/industrial use.

The table below presents net sales by business segment. Segment eliminations are presented for intercompany sales between segments.

(in millions)	2004	2003	2002

Coatings	$2,395	$2,135	$1,866
Performance Chemicals	1,590	1,382	1,217
Monomers	1,383	1,152	970
Electronic Materials	1,250	1,079	987
Adhesives and Sealants	693	632	592
Salt	829	801	706
Elimination of Intersegment Sales	(840)	(760)	(611)

Total	$7,300	$6,421	$5,727

The table below presents summarized financial information about our reportable segments:

2004	Coatings	PC	Monomers	EM(1)	A&S	Salt	Corporate(2)	Total

Earnings (loss) from continuing operations before cumulative effect of accounting change (3)	$215	$138	$101	$142	$34	$50	$(184)	$496

Share of affiliate earnings, net	8	—	—	3	3	—	—	14

Depreciation	87	86	62	51	38	70	25	419
Amortization	11	13	1	21	8	7	1	62

Segment assets	1,874	1,450	823	1,697	1,153	1,663	1,435	10,095
Capital additions	63	34	74	49	11	35	56	322

2003	Coatings	PC	Monomers	EM	A&S	Salt	Corporate(2)	Total

Earnings (loss) from continuing operations before cumulative effect of accounting change (3)	$133	$52	$81	$97	$8	$54	$(137)	$288

Share of affiliate earnings, net	8	—	—	5	2	—	—	15

Depreciation	82	90	61	46	35	71	26	411
Amortization	14	14	—	21	8	8	2	67

Segment assets (4)	1,834	1,500	711	1,604	1,170	1,673	1,019	9,511
Capital additions	54	40	67	38	16	27	97	339

2002	Coatings	PC	Monomers	EM	A&S	Salt	Corporate(2)	Total

Earnings (loss) from continuing operations before cumulative effect of accounting change (3)	$187	$46	$72	$—	$(3)	$47	$(139)	$210

Share of affiliate earnings, net	7	1	—	5	2	—	—	15

Depreciation	81	84	69	43	30	68	13	388
Amortization	14	14	—	24	8	8	1	69

Segment assets (4)	1,847	1,475	650	1,561	1,152	1,674	1,246	9,605
Capital additions	57	29	35	67	37	30	152	407

Notes:

(1)	In accordance with FIN 46R, “Consolidation of Variable Interest Entities”, an interpretation of ARB 51, effective January 1, 2004, we have consolidated the assets, liabilities, and results of operations of a joint venture accounted for within the EM segment. As a result, assets for this segment have increased, and share of affiliate earnings has been reduced on a comparative basis.

(2)	Corporate includes items such as corporate governance costs, the unallocated portion of shared services, interest income and expense, environmental remediation expense, insurance recoveries and certain balance sheet currency translation gains and losses.

(3)	Earnings from continuing operations were taxed using our overall consolidated effective tax rate

(4)	Prior year reclasses have been made to conform with current year presentation.

The table below presents sales by geographic area. Sales are attributed to the geographic location based on customer location and not on the geographic location from which goods were shipped. Long-lived assets are attributed to geographic areas based on asset location. We define long-lived assets as Land, Buildings and Equipment, Goodwill & Other Intangible Assets.

		European	Asia-Pacific
(in millions)	U.S.	Region	Region	Other	Total

2004
Net Sales	$3,373	$1,917	$1,342	$668	$7,300
Long-lived Assets	4,976	751	304	287	6,318

2003
Net Sales	$3,029	$1,721	$1,089	$582	$6,421
Long-lived Assets(1)	5,003	720	324	290	6,337

2002
Net Sales	$2,964	$1,365	$868	$530	$5,727
Long-lived Assets(1)	5,140	672	384	280	6,476

Notes:

(1) Certain prior year reclassifications have been made to conform to current year presentations.

Note 8:  Pension Plans

Qualified Pension Plans

We sponsor and contribute to pension plans that provide defined benefits to U.S. and non-U.S. employees. Pension benefits earned are generally based on years of service and compensation during active employment. The following disclosures include amounts for both the U.S. and significant foreign pension plans.

(in millions)	2004			2003		2002

	U.S	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Components of net periodic pension (expense) income:
Service cost	$(55)	$(16)	$(49)	$(14)	$(45)	$(12)
Interest cost	(92)	(28)	(91)	(23)	(91)	(19)
Expected return on plan assets	124	32	138	27	149	25
Amortization of net gain existing at adoption of SFAS No. 87	—	1	—	1	—	—
Unrecognized prior service cost	(3)	(1)	(3)	—	(3)	—
Unrecognized net actuarial gain/(loss)	(8)	(3)	—	(1)	4	(2)

Net periodic pension (expense) income, excluding special items (1)	(34)	(15)	(5)	(10)	14	(8)
Settlement and curtailment (losses) gains	—	—	(10)	—	—	—
Special termination benefits	—	(2)	(24)	—	(33)	—

Special items (2)	—	(2)	(34)	—	(33)	—

Net periodic pension (expense) income	$(34)	$(17)	$(39)	$(10)	$(19)	$(8)

(1)	Amount represents traditional net periodic pension (expense) income components.

(2)	Settlement and curtailment (losses)/gains, and special termination benefits, which include severance and early retirement costs.

(3)	When compared with last year’s report, the 2003 net periodic pension (expense) and related disclosure figures have been adjusted by $7 million of special termination benefits that were granted during 2003 in the U.S. and the net amount recognized was increased by $5 million for the US plans due to a reclassication made to the prior year balance.

All of our plans have a measurement date of December 31, except our Rohm and Haas Japan Plan and our Japan Acrylic Plan, which have a measurement date of September 30.

Our global pension benefit obligation increased by $210 million in 2004 largely driven by lower discount rates used to calculate the net present value of plan liabilities and the negative impact of currency on converting non-U.S. plan obligations into U.S. dollars. The fair value of assets, largely due to the strong investment performance and to a lesser extent the favorable impact of currency on converting non-U.S. plan assets, increased by $63 million in 2004.

The impact of these movements had negative results on the U.S. based and non-U.S. based plans. U.S. plans reported a decline of $100 million in funded status as the growth in liabilities caused by lower discount rates more than offset higher asset levels. In addition, funded status for the non-U.S. plans continued to deteriorate, falling $47 million from a negative $123 million to $170 million as asset growth was not sufficient to offset the higher liabilities due to lower discount rates. The negative funded status of the overseas plans was compounded by the adverse currency impact caused by the weaker dollar.

Plan activity and status as of and for the years ended December 31, was as follows:

(in millions)	2004		2003

	U.S.	Non-U.S.	U.S.	Non-U.S.

Change in pension benefit obligation:

Pension benefit obligation at beginning of year	$1,492	$501	$1,408	$383
Service cost, excluding expenses	50	16	44	14
Interest cost	92	28	91	23
Participant contributions	—	2	—	2
Actuarial (gain) loss	118	34	71	24
Benefits paid	(151)	(20)	(108)	(21)
Reclassifications	—	—	—	16
Curtailments	—	—	—	(1)
Settlements	—	(1)	(38)	—
Special termination benefits (1)	—	2	24	—
Foreign currency translation adjustment	—	40	—	61

Pension benefit obligation at end of year	$1,601	$602	$1,492	$501

Change in plan assets:
Fair value of plan assets at beginning of year	$1,448	$378	$1,289	$279
Actual return on plan assets	168	24	315	42
Employer contribution	—	20	—	22
Participant contributions	—	2	—	2
Reclassifications	—	—	—	9
Divestitures	—	—	—	(1)
Settlements	—	(1)	(38)	—
Benefits paid	(151)	(20)	(108)	(21)
Administrative expenses	(8)	—	(10)	—
Foreign currency translation adjustment	—	29	—	46

Fair value of plan assets at end of year	$1,457	$432	$1,448	$378

Funded status (1)	$(144)	$(170)	$(44)	$(123)
Post measurement date contributions	—	1	—	—
Unrecognized transition asset	—	(1)	—	(2)
Unrecognized actuarial loss (1)	359	187	291	135
Unrecognized prior service cost	15	5	17	6

Net amount recognized	$230	$22	$264	$16

Amounts recognized in the statement of financial position:
Prepaid pension cost	$230	$9	$264	$7
Accrued benefit liability	—	(86)	—	(54)
Intangible asset	—	5	—	5
Accumulated other comprehensive income	—	94	—	58

Net amount recognized (1)	$230	$22	$264	$16

(1) When compared with last year’s report, the 2003 net periodic pension (expense), and related disclosure figures have been adjusted by $7 million of special termination benefits that were granted during 2003 in the U.S. and the net amount recognized was increased by $5 million for the US plans due to a reclassification made to the prior year balance

(in millions)	2004		2003

	U.S.	Non-U.S.	U.S.	Non-U.S.

Additional information:
Increase in minimum liability included in other comprehensive income	$—	$36	$—	$8
Accumulated benefit obligation	1,303	500	1,225	418

Plans for which accumulated benefit obligation exceeds assets:
Projected benefit obligation	$—	$(522)	$—	$(432)
Accumulated benefit obligation	—	(435)	—	(361)
Fair value of plan assets	—	349	—	309

The net assets of our defined benefit pension plans, which consist primarily of equity and debt securities, were measured at market value. Except where our equity is a component of an index fund, the plans are prohibited from holding shares of company stock. The target and actual plan asset allocation at December 31, 2004 and December 31, 2003, by asset category for U.S. and non-U.S. plans is as follows:

	Percentage of Plan Assets
	Targeted %		Actual %		Actual %
	2004		2004		2003
Asset Category	US	Non-US	US	Non-US	US

Equity securities	66	60	68	61	72
Debt securities	21	32	18	33	17
Real Estate	7	—	7	—	6
Other	6	8	7	6	5

Total	100	100	100	100	100

Asset allocation targets are established based on the long-term return and volatility characteristics of the investment classes and recognize the benefit of diversification and the profiles of the plans’ liabilities. Our allocation is designed to ensure that there is less than a 5% probability of assets falling more than 25% in any given year and less than a 5% probability of negative returns over any five year period.

Significant actuarial assumptions are as follows:

	2004		2003
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans

Weighted-average assumptions used to determine net cost for the period
January 1, - December 31,
Discount rate	6.25%	5.73%	6.67%	5.83%
Expected return on plan assets	8.50%	7.40%	8.50%	7.42%
Rate of compensation increase	4.00%	4.16%	4.00%	3.93%

Weighted-average assumptions used to determine benefit obligation for years ended December 31,
Discount rate	5.80%	5.50%	6.25%	5.73%
Rate of compensation increase	4.00%	4.16%	4.00%	4.16%

To the extent the expected return on plan assets varies from the actual return, an actuarial gain or loss results.

The expected return on plan asset assumption is based on an estimated weighted average of long-term returns of major asset classes. In determining asset class returns, we take into account long-term returns of major asset classes, historical performance of plan assets and related value added of active management, as well as the current interest rate environment. Asset allocation is determined by an asset/liability study that takes into account plan demographics, asset returns and acceptable levels of risk.

We do not expect to make any contributions to the U.S. qualified pension plans in 2005. We expect to make approximately $25 million in contributions to the non-U.S. qualified pension plans in 2005.

Projected benefit payments, which reflect expected future service are as follows:

( in millions)	U.S.	Non-U.S.

2005	$90	$20
2006	96	21
2007	99	22
2008	106	23
2009	112	24
2010-2014	680	140

Non-Qualified Pension Plans

We have noncontributory, unfunded pension plans that provide supplemental defined benefits primarily to U.S. employees whose benefits under the qualified pension plan are limited by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.

We have a non-qualified trust, referred to as a “rabbi” trust, to fund benefit payments under this pension plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as corporate assets and are classified as other non-current assets. Assets held in trust at December 31, 2004 and 2003 totaled $59 million and $53 million, respectively.

(in millions)	2004	2003	2002

Components of net periodic pension (expense) income:
Service cost	$(1)	$(1)	$(2)
Interest cost	(9)	(9)	(9)
Unrecognized prior service cost	(1)	(1)	(1)
Other amortization, net	(4)	(3)	(3)

Net periodic pension (expense)/income	$(15)	$(14)	$(15)

Plan activity and status as of and for the years ended December 31, were as follows:

(in millions)	2004	2003

Change in pension benefit obligation:
Pension benefit obligation at beginning of year	$132	$144
Service cost, excluding expenses	1	1
Interest cost	9	9
Actuarial (gain)/loss	21	(7)
Benefits paid	(11)	(15)

Pension benefit obligation at end of year	$152	$132

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	11	15
Benefits paid	(11)	(15)

Fair value of plan assets at end of year	$—	$—

Funded status	(152)	(132)
Unrecognized actuarial loss	63	46
Unrecognized prior service cost	2	2

Net amount recognized	$(87)	$(84)

Amounts recognized in the statement of financial position:
Accrued benefit liability	$(143)	$(127)
Intangible asset	2	2
Accumulated other comprehensive income	54	41

Net amount recognized	$(87)	$(84)

Increase in minimum liability included in other comprehensive income	$13	$(2)

Significant actuarial assumptions are as follows:

	2004	2003

Weighted-average assumptions used to determine net cost for the period January 1, - December 31,:
Discount rate	6.25%	6.67%
Rate of compensation increase	4.00%	4.00%

Weighted-average assumptions used to determine benefit obligation for years ended December 31,:
Discount rate	5.80%	6.25%
Rate of compensation increase	4.00%	4.00%

Non-qualified plan contributions, which reflect expected future service are as follows:

(in millions)	Total

2005	$10
2006	10
2007	10
2008	11
2009	11
2010-2014	58

In 1997, we instituted a non-qualified savings plan for eligible employees in the U.S.. The purpose of the plan is to provide additional retirement savings benefits beyond the otherwise determined savings benefits provided by the Rohm and Haas Company Employee Stock Ownership and Savings Plan (“the Savings Plan”.) Each participant’s contributions are notionally invested in the same investment funds as the participant has elected for investment in his or her Savings Plan account. For most participants, we contribute a notional amount equal to 60% of the first 6% of the amount contributed by the participant. Our matching contributions are allocated to deferred stock units. At the time of distribution, each deferred stock unit is distributed as one share of Rohm and Haas Company common stock. Employer contributions to this plan were $2 million and $1 million in 2004 and 2003, respectively.

Note 9: Employee Benefits

(in millions)	2004	2003

Postretirement health care and life insurance benefits	$400	$413
Unfunded supplemental pension plan	133	117
Long-term disability benefit costs	36	32
Foreign pension liabilities	86	54
Other	51	34

Total	$706	$650

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

The status of the plans at year-end was as follows:

(in millions)	2004	2003

Change in postretirement benefit obligation:
Benefit obligation at beginning of year	$464	$480
Service cost	5	5
Interest cost	28	29
Contributions	17	13
Actuarial (gain) loss	49	(10)
Medicare Rx Subsidy	(11)	—
Benefits paid	(58)	(57)
Curtailments	—	(2)
Foreign currency translation adjustment	3	6

Benefit obligation at end of year	$497	$464
Plan assets	—	—

Funded status	$(497)	$(464)
Unrecognized prior service cost	(15)	(17)
Unrecognized actuarial (gain) loss	67	29

Total (accrued) postretirement benefit obligation	$(445)	$(452)

Net periodic postretirement benefit cost includes the following components:

(in millions)	2004	2003	2002

Components of net periodic postretirement cost:
Service cost	$5	$4	$7
Interest cost	28	29	32
Net amortization	(2)	(2)	(1)

Net periodic postretirement cost	$31	$31	$38

In May 2004, the Financial Accounting Standards Board issued FASB Staff Position (FSP) FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act), which provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. The effect of the subsidy has reduced our 2004 accumulated postretirement benefit obligation by approximately $11 million and has reduced our annual benefit expenses by $1 million. Our estimates assume that our plans with defined dollar caps would not be eligible for the subsidy.

Significant actuarial assumptions used for the U.S. plans are as follows:

	2004	2003	2002

Weighted-average assumptions for year-end APBO:
Discount rate	5.60%	6.25%	6.67%
Health care cost trend rate (current rate)	10.00%	10.00%	11.00%
Health care cost trend rate (ultimate rate)	5.00%	5.00%	5.00%
Health care cost trend rate (year ultimate rate reached)	2010	2009	2009

Weighted-average assumptions for annual expense:
Discount rate	6.25%	6.67%	7.25%
Health care cost trend rate (current rate)	10.00%	11.00%	9.00%
Health care cost trend rate (ultimate rate)	5.00%	5.00%	5.00%
Health care cost trend rate (year ultimate rate reached)	2009	2009	2010

The U.S. benefit obligation as of December 31, 2004 is based on a health care cost trend rate of 10% declining annually in 1% increments to a long-term rate of 5%. Different discount rates and trend rates are used for non-U.S. plans, which account for approximately 11% of the total benefit obligation as of December 31, 2004. The U.S. plan generally limits the company’s per-capita cost to double the 1992 cost. Different cost limits apply to some groups of participants, and there are some retirees to whom the limits do not apply. The limits greatly reduce the impact of health care cost trend rates on the benefit obligation and expense.

A one-percentage-point change in assumed health care cost trend rates would have approximately the following effects:

	1-Percentage Point		1-Percentage Point
	Increase		Decrease
(in millions)	2004	2003	2004	2003

Effect on total of service and interest cost components	$1	$1	$—	$(1)
Effect on postretirement benefit obligation	12	10	(9)	(8)

Projected benefit payments which reflect expected future service are as follows:

	Total net benefit
	payments before	Estimated amount
(in millions)	subsidy	of subsidy

2005	$45	$—
2006	45	1
2007	44	1
2008	42	1
2009	41	1
2010-2014	191	6

Note 10: Restricted Cash

At December 31, 2004, we classified $49 million as restricted cash. These funds were invested in cash equivalents, through a trust designed to financially assure state governments that we will meet environmental responsibilities with respect to plant operations. Such guarantees were previously satisfied through bank letters of credit.

Note 11: Receivables, net

(in millions)	2004	2003

Customers	$1,322	$1,209
Affiliates	17	13
Employees	8	3
Other	171	135

	1,518	1,360
Less: allowance for doubtful accounts	49	57

Total	$1,469	$1,303

Employee receivables are primarily comprised of relocation and education reimbursements for our employees.

Note 12: Inventories

Inventories consist of the following:

(in millions)	2004	2003

Finished products and work in process	$685	$642
Raw materials	117	128
Supplies	39	51

Total	$841	$821

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) inventory method for domestic inventories, which approximates 50% of the total inventory balance. The excess of replacement cost over the value of inventories based upon the LIFO method was $98 million and $53 million at December 31, 2004 and 2003, respectively. This increase is attributable to the significant increase in many of our raw material costs, particularly in the Monomers business. Liquidation of prior years’ LIFO inventory layers did not materially affect cost of goods sold in 2004, 2003 or 2002.

Note 13: Prepaid Expenses and Other Current Assets

(in millions)	2004	2003

Deferred tax assets	$172	$134
Prepaid expenses	62	90
Notes receivable from third parties	1	5
Other current assets	28	16

Total	$263	$245

Note 14: Land, Buildings and Equipment, net

(in millions)	2004	2003

Land	$141	$149
Buildings and improvements	1,744	1,721
Machinery and equipment	5,656	5,304
Capitalized interest	320	310
Construction in progress	166	222

	8,027	7,706
Less: accumulated depreciation	5,098	4,765

Total	$2,929	$2,941

The principal lives (in years) used in determining depreciation rates of various assets are: buildings and improvements (10-50); machinery and equipment (5-20); automobiles, trucks and tank cars (3-10); furniture and fixtures, laboratory equipment and other assets (5-10); capitalized software (5-7).

Gross book values of assets depreciated by accelerated methods totaled $806 million and $726 million at December 31, 2004 and 2003, respectively. Assets depreciated by the straight-line method totaled $7,221 million and $6,980 million at December 31, 2004 and 2003, respectively.

In 2004, 2003 and 2002 respectively, interest costs of $10 million, $18 million, and $20 million were capitalized. Amortization of such capitalized costs included in depreciation expense was $15 million in 2004, $15 million in 2003, and $14 million in 2002.

Depreciation expense was $419 million, $411 million and $388 million in 2004, 2003 and 2002, respectively.

Note 15: Goodwill and Other Intangible Assets, net

SFAS No. 142

Under SFAS No. 142, “Goodwill and Other Intangible Assets” goodwill and certain indefinite-lived intangible assets are no longer amortized but instead are reviewed for impairment on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Fair value is estimated based upon forecasted cash flows discounted to present value using an appropriate discount rate.

Upon adoption of SFAS No. 142, we were required to perform a transitional impairment test. As a result, we recorded in 2002 a transitional impairment charge of $830 million ($773 million after-tax). The transitional impairment charge was reported as a cumulative effect of accounting change in the Consolidated Statement of Operations. The impairment consisted of a $668 million charge to goodwill and a $162 million ($105 million after-tax) charge to indefinite-lived intangible assets within the Salt segment. The after-tax charge was as follows: Coatings - $42 million; Electronic Materials - $281 million; Performance Chemicals - $230 million; and Salt - $220 million. The impairment charges were primarily the result of the economic downturn in the years leading up to 2002, which affected growth assumptions in certain key markets. In addition, customer consolidation in some areas has led to downward pressure on pricing and volume.

We completed our annual recoverability review as of May 31, 2004, 2003 and 2002 and determined that goodwill and indefinite-lived intangible assets were fully recoverable as of these dates.

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2004 and December 31, 2003, by business segment, are as follows:

(in millions)	Coatings	PC	Monomers	EM	A&S	Salt	Corporate	Total

Bal. as of Jan. 1, 2003 (1)	$317	$178	$18	$325	$476	$372	$—	$1,686
Goodwill related to acquisitions (2)	5	1	—	12	—	—		18
Currency effects (3)	10	7	—	—	7	—	—	24
Opening balance sheet adjustments (4)	(14)	(11)	—	(8)	(18)	(15)	—	(66)
Other (6)	2	2	—	(10)	3	3	—	—

Bal. as of Dec. 31, 2003 (1)	$320	$177	$18	$319	$468	$360	$—	$1,662

Goodwill related to acquisitions (2)	—	—	11	3	—	—	—	14
Currency effects (3)	3	7	—	—	3	—	—	13
Opening balance sheet adjustments (4)	(6)	(4)	—	(5)	—	(3)	—	(18)
Consolidation of JV (5)	—	—	—	53	—	—	—	53

Bal. as of Dec. 31, 2004	$317	$180	$29	$370	$471	$357	$—	$1,724

Notes:

(1)	Certain prior year balances have been reclassified to conform to the current year presentation.

(2)	Goodwill related to acquisitions is due to the following: Coatings – Ferro acquisition; Electronic Materials – Rodel acquisition; Performance Chemicals – Kureha acquisition; Monomers – European Monomer acquisition. See Note 2: Acquisitions and Dispositions of Assets for further detail.

(3)	Certain of our goodwill amounts are denominated in foreign currencies and are translated using the appropriate U.S. dollar exchange rate.

(4)	Represents adjustments to opening balance sheet assets and liabilities due primarily to settlement of certain tax related matters.

(5)	Represents the amount of goodwill resulting from the consolidation of a joint venture under FIN 46R. See Note 27: New Accounting Pronouncements

(6)	Certain reclassifications have occurred to align goodwill with appropriate business unit.

Other Intangible Assets

SFAS No. 142 established two broad categories of intangible assets: definite-lived intangible assets that are subject to amortization and indefinite-lived intangible assets which are not subject to amortization.

Indefinite-lived Intangible Assets

In connection with the adoption of SFAS No. 142, effective January 1, 2002, we identified certain intangible assets with indefinite lives in our Salt segment. Amortization of these assets ceased effective January 1, 2002. As part of our SFAS No. 142 transitional impairment review of indefinite-lived intangible assets, we recognized an impairment loss of $162 million ($105 million after-tax).

Finite-lived Intangible Assets

Finite-lived intangible assets are long-lived intangible assets, other than investments, goodwill and indefinite-lived intangible assets. They are amortized over their useful lives and are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

In June 2003, we recognized a $102 million, net impairment charge, of which $95 million was recorded to adjust the carrying value of certain finite-lived intangible assets to their fair values. Fair value was estimated based upon forecasted cash flows discounted to present value using an appropriate discount rate. The charge consisted of $80 million related to the Lamineer product line of the Powder Coatings business and $15 million associated with our

Specialty Magnesia product line in the Performance Chemicals segment. The Lamineer charge was primarily the result of a sustained downturn in the office furniture market, while the $15 million Specialty Magnesia charge was primarily due to internal and external changes in the business. The charge was recorded as a provision for restructuring and asset impairments in the Consolidated Statement of Operations. See Note 3: Provision for Restructuring and Asset Impairments for additional information on the impairments.

The following table provides information regarding our intangible assets:

	At December 31, 2004			At December 31, 2003
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(in millions)	Amount	Amortization	Net	Amount	Amortization	Net

Finite-lived Intangibles:
Customer list	$976	$(137)	$839	$974	$(113)	$861
Tradename	163	(30)	133	162	(26)	136
Developed technology	399	(131)	268	397	(105)	292
Patents, license agreements and other	157	(89)	68	170	(81)	89

	1,695	(387)	1,308	1,703	(325)	1,378

Indefinite-lived Intangibles:
Tradename	319	(20)	299	318	(20)	298
Strategic Location (1)	62	(4)	58	62	(4)	58

	381	(24)	357	380	(24)	356

Total	$2,076	$(411)	$1,665	$2,083	$(349)	$1,734

Notes:

(1)	Strategic location is a specific customer-related asset that recognizes the intangible value of our supply source in relation to a customer’s location.

Certain of our intangible assets are denominated in foreign currencies and are translated using the appropriate U.S. dollar exchange rate. During 2004, the total currency translation adjustment was $5 million, net and is included in gross carrying amount. In addition, $1 million of finite-lived intangibles were added during 2004 and $6 million in 2003 in connection with recent acquisitions. Under FIN 46R, we consolidated a joint venture for which we are the primary beneficiary. As a result, the carrying value of certain intangible assets has been reduced by $13 million, net (See Note 27: New Accounting Pronouncements).  Amortization expense for finite-lived intangible assets was $62 million for the year ended 2004, compared to $67 million for the year ended December 31, 2003, and $69 million in 2002. Estimated future amortization expense during the next five years is $60 million in 2005, $58 million in 2006, $58 million in 2007, $58 million in 2008, and $58 million in 2009.

Note 16: Other Assets

(in millions)	2004	2003

Prepaid pension cost (see Note 8)	$239	$271
Rabbi trust assets (see Note 8)	59	53
Insurance receivables	28	28
Other employee benefit assets	24	18
Fair market value of interest rate swaps (see Note 5)	4	55
Other non-current assets	35	39

Total	$389	$464

Note 17: Short-Term Obligations

(in millions)	2004	2003

Other short-term borrowings	$66	$98
Current portion of long-term debt	11	10

Total	$77	$108

Generally, our short-term borrowings consist of bank loans with an original maturity of twelve months or less. As of December 31, 2004, we had uncommitted credit arrangements with financial institutions to provide local credit facilities to our foreign subsidiaries for working capital needs. At December 31, 2004 and 2003, $64 million and $74 million, respectively, was outstanding under such arrangements. The weighted-average interest rate of short-term borrowings was 4.6% and 6.0% at December 31, 2004 and 2003, respectively.

In November of 2003 and September of 2004, we entered into three-year receivables securitization agreements under which two of our operating subsidiaries in Japan sell a defined pool of trade accounts receivable without recourse to an unrelated third party financier who purchases and receives ownership interest and the risk of credit loss in those receivables. The transfers qualify for sales treatment under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. The utilized balance under the receivables securitization agreements, $21 million at December 31, 2004 and $4 million at December 31, 2003, is not included in debt on the Consolidated Balance Sheets but rather is reflected as a reduction of receivables. Amounts sold related to these agreements totaled $57 million in 2004 and $4 million in 2003. The maximum availability under these agreements is $32 million. We continue to retain collection and administrative responsibilities in the receivables. When the third party financier sells the receivables the associated discount is accounted for as a loss on the sale of receivables and has been included in other expense in the Consolidated Statements of Operations. This discount was immaterial in 2004 and 2003. Due to the short-term nature of the non-interest bearing receivables sold, changes to the key assumptions would not materially impact the recorded loss on the sale of receivables.

Note 18: Long-Term Debt and Other Financing Arrangements

The following table illustrates the carrying value of long-term debt included in the Consolidated Balance Sheets at December 31, 2004 and 2003.

(in millions)	2004	2003

6.0% notes due 2007 (denominated in Euro)	$544	$504
TIBOR plus 0.45% notes due 2007 (denominated in Yen)	68	—
7.40% notes due 2009	500	500
8.74% obligation due through 2012	24	26
9.65% debentures due 2020	145	145
9.80% notes due 2020	105	111
7.85% debentures due 2029	882	882
3.50% notes due 2032 (denominated in Yen)	195	187
Fair market value adjustments	61	76
Other	50	52

	2,574	2,483
Less: current portion	11	10

Total	$2,563	$2,473

During 2002, we retired approximately $76 million of the 7.85% debentures due 2029, $15 million of the 8.74% obligations due 2012 and all of the $38 million of the 9.50% notes due 2021. These debt retirements resulted in an after-tax charge of $8 million.

In December of 2003, we retired early the $451 million 6.95% notes due in July 2004. This debt retirement resulted in an after-tax charge of $2 million.

On February 23, 2005, we announced the retirement of $400 million of our 7.4% notes due in 2009. The retirement will result in a loss of approximately $11 million, net of tax and is expected to be consummated in March 2005.

In December 2004, we issued 7 billion yen-denominated variable rate notes due in December 2007. The interest rate is set semi-annually in June and December at TIBOR plus 0.45%. Interest is paid semi-annually in June and December.

The 9.65% debentures due 2020, previously issued by Morton, are credit-sensitive unsecured obligations of the company (Debentures). The coupon interest rate on the Debentures is subject to adjustment upon changes in our debt rating as determined by Standard and Poor’s Corporation or Moody’s Investors Service. Upon acquiring Morton, we recorded a fair market value adjustment on the Debentures, which is being amortized ratably over the remaining life of the Debentures. The remaining amount of this adjustment amounted to $20 million in 2004 and $21 million in 2003.

The remaining fair market value adjustments result from changes in the carrying amounts of certain fixed-rate borrowings that have been designated as being hedged. Of the $41 million in 2004, $4 million relates to outstanding interest rate swaps and $37 million relates to interest rate swaps on outstanding debt that were settled early. This $37 million will be recognized as reductions of interest expense over the remaining maturity of the related hedged debt. In 2003, all of the $55 million relates to outstanding interest rate swaps. See Note 5: Financial Instruments for a more complete discussion of interest rate swap agreements.

We have a revolving credit facility of $500 million, which expires October, 2006, that are carrying various interest rates and fees and is maintained for general corporate purposes including support for any future issuance of commercial paper. The commitment was unused at December 31, 2004 and 2003. No compensating balance is required for this revolving credit agreement. Our revolving credit and other loan agreements require that earnings before interest, taxes, depreciation and amortization, excluding certain items, exceed 3.5 times consolidated interest expense on a rolling four-quarter basis. There are no restrictions on the payment of dividends.

The aggregate amount of long-term debt maturing in each of the next five years is $11 million in 2005, $11 million in 2006, $624 million in 2007, $11 million in 2008, and $511 million in 2009.

During 2004, 2003 and 2002, we made interest payments, net of capitalized interest, of $139 million, $143 million and $139 million, respectively.

As of December 31, 2004, we were in compliance with all of our debt covenants.

Note 19: Accrued Liabilities

(in millions)	2004	2003

Salaries and wages	$212	$158
Interest	82	80
Sales incentive programs and other selling accruals	80	96
Taxes, other than income taxes	82	58
Employee benefits	95	88
Reserve for restructuring (see Note 3)	55	75
Insurance and legal	15	9
Reserve for environmental remediation (see Note 26)	33	30
Other	254	195

Total	$908	$789

Note 20: Other Liabilities

(in millions)	2004	2003

Reserves for environmental remediation (see Note 26 )	$104	$97
Deferred revenue on supply contracts	49	54
Legal Contingencies	41	44
Asset retirement obligations	14	13
Other	18	30

Total	$226	$238

Our asset retirement obligations are primarily associated with the following: 1) the capping of certain brine and gas wells used by our Salt segment for the production of various products; and 2) the contractual requirement to remove or dismantle certain leasehold improvements at the end of the lease term. Changes in the carrying amount of our asset retirement obligations are as follows:

(in millions)

Balance as of January 1, 2003	$14
Liabilities settled	(2)
Accretion expense	1
Currency effects	1
Revisions in estimated cash flows	(1)

Balance as of December 31, 2003	$13
Liabilities settled	(1)
Accretion expense	1
Currency effects	1
Revisions in estimated cash flows	—

Balance as of December 31, 2004	$14

The liability for certain asset retirement obligations cannot currently be measured as the retirement dates are not yet determinable. We will recognize the liability when sufficient information exists to estimate a range of potential dates.

Note 21: Earnings (Loss) Per Share

The reconciliation from basic to diluted earnings (loss) per share is as follows:

	Earnings (Loss)	Shares	Per Share
(in millions, except per share amounts)	(Numerator)	(Denominator)	Amount

2004
Net earnings available to stockholders	$497	$222.9	$2.23
Dilutive effect of options (a)		1.3

Diluted earnings per share	$497	$224.2	$2.22

2003
Net earnings available to stockholders	$280	$221.5	$1.26
Dilutive effect of options (a)		.9

Diluted earnings per share	$280	$222.4	$1.26

2002
Net loss to stockholders	$(570)	$220.9	$(2.58)
Dilutive effect of options (a)		1.0

Diluted loss per share	$(570)	$221.9	$(2.57)

Note:

(a)	There were approximately 1.2 million shares, 5.5 million shares and 5.4 million shares in 2004, 2003 and 2002, respectively, attributable to stock options that were excluded from the calculation of diluted earnings per share as the exercise price of the stock options was greater than the average market price.

Note 22: Stockholders’ Equity

We have an employee stock ownership and savings plan (“the Savings Plan”) where eligible employees may contribute up to 50% of qualified before-tax pay and up to 19% of after-tax pay to the Savings Plan, subject to the annual limit set by the IRS. We match the first 6% of the salary contributed at 60 cents on the dollar. We provide for the Savings Plan matching contributions with common shares through a leveraged Employee Stock Ownership Plan (ESOP).

The ESOP purchased 18.9 million shares (split adjusted) of our common stock in 1990. This purchase was financed by a 30 year loan guaranteed by the Company. The ESOP’s outstanding borrowings are shown as a reduction of stockholder’s equity. The loans are repaid by the ESOP from interest earnings on cash balances and common dividends on shares not yet allocated to participants, common dividends on certain allocated shares and Company cash contributions. Company cash contributions totaled $1 million in 2004, $3 million in 2003 and $4 million in 2002 and are included in interest expense.

Dividends paid on ESOP shares were $15 million, $13 million and $13 million in 2004, 2003 and 2002, respectively. These dividends were recorded net of the related U.S. tax benefits. The number of ESOP shares not allocated to plan members at December 31, 2004 and 2003 were 9.8 million and 10.5 million, respectively. All shares not allocated to plan members are considered outstanding for purposes of computing basic and diluted EPS.

We recorded compensation expense for the Savings Plan of $6 million in 2004, $7 million in 2003 and $6 million in 2002 for ESOP shares allocated to plan members. The allocation of shares from the ESOP is expected to fund a substantial portion of our future obligation to match employees savings plan contributions as the market price of Rohm and Haas stock appreciates. However, if the stock price does not appreciate, we would need to make additional contributions.

Stockholders’ Rights Plan

In 2000, we adopted a stockholders’ rights plan under which the Board of Directors declared a dividend of one preferred stock purchase right (Right) for each outstanding share of our common stock held of record as of the close of business on November 3, 2000. The Rights initially are deemed to be attached to the common shares and detach and become exercisable only if (with certain exceptions and limitations) a person or group has obtained or attempts to obtain beneficial ownership of 15% or more of the outstanding shares of our common stock or is otherwise determined to be an “acquiring person” by the Board of Directors. Each Right, if and when it becomes exercisable, initially will entitle holders of the Rights to purchase one one-thousandth (subject to adjustment) of a share of Series A Junior Participating Preferred Stock for $150 per one one-thousandth of a Preferred Share, subject to adjustment. Each holder of a Right (other than the acquiring person) is entitled to receive a number of shares of our common stock with a market value equal to two times the exercise price, or $300. The Rights expire, unless earlier exercised or redeemed, on December 31, 2010.

In December 2004, our Board of Directors authorized the repurchase of up to $1 billion of our common stock through 2008, with the timing of the purchases depending on market conditions and other priorities for cash.

Note 23: Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

(in millions)	2004	2003	2002

Cumulative translation adjustments	$25	$22	$(67)
Minimum pension liability adjustments	(101)	(71)	(75)
Net loss on derivative instruments	(4)	(3)	(2)

Accumulated other comprehensive loss	$(80)	$(52)	$(144)

Note 24: Stock Compensation Plans

We have various stock-based compensation plans for directors, executives and employees. The majority of our stock-based compensation grants through 2004 were made in restricted stock, restricted stock units and non-qualified stock options. Prior to 2003, we accounted for these plans under APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense was recognized for stock options. Effective January 1, 2003, we prospectively adopted the fair value method of recording stock-based compensation as defined in SFAS No. 123, Accounting for Stock-Based Compensation. As a result, we began to expense the fair value of stock options that were awarded to employees after January 1, 2003. Total compensation expense recognized in the Consolidated Statement of Operations for stock options was $6 million in 2004 and $3 million in 2003.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. FASB Statement No. 123 revised (the Statement) requires all share-based payments to employees including grants of employee stock options to be recognized in the financial statements based on their fair values. The Statement is effective for public companies at the first interim or annual period beginning after June 15, 2005. We have assessed the impact of the Statement on our financial statements and believe there will be no material impact upon adoption.

All employee stock option and restricted stock awards are expensed over their respective vesting periods, which are typically three years for stock options and three to five years for restricted stock awards. The value of compensation expense is equal to the fair value on the date of grant. We calculate the fair value of stock options utilizing the Black-Scholes fair value model. The fair value of restricted stock awards is equal to the average of the high and low price of

Rohm and Haas Company shares on the date of grant. Total compensation expense recognized for restricted stock awards was $12 million, $8 million and $3 million in 2004, 2003 and 2002, respectively.

1999 Stock Plan

Under this plan, as amended in 2001 and 2004, we may grant as options or restricted stock up to 29 million shares of common stock with no more than 3 million of these shares granted to any employee as options over a five-year period. No more than 50% of the shares in this plan can be issued as restricted stock. Awards under this plan may be granted to our employees and directors. Options granted under this plan in 2004, 2003 and 2002 were granted at the fair market value on the date of grant and generally vest over three years expiring within 10 years of the grant date. Restricted stock awards issued in 2004 totaled 558,471 at a weighted average grant-date fair value of $40.64 per share. Stockholders amended this plan at the 2004 Annual Meeting of Stockholders. Additional information is available in our 2004 Proxy Statement.

Non-Employee Directors’ Stock Plan of 1997

Under the 1997 Non-Employee Directors’ Stock Plan, directors receive half of their annual retainer in deferred stock. Each share of deferred stock represents the right to receive one share of our common stock upon leaving the board. Directors may also elect to defer all or part of their cash compensation into deferred stock. Annual compensation expense is recorded equal to the number of deferred stock shares awarded multiplied by the market value of our common stock on the date of award. Additionally, directors receive dividend equivalents on each share of deferred stock, payable in deferred stock, equal to the dividend paid on a share of common stock. As a result of provisions of the American Jobs Creation Act of 2004 enacted in November 2004, we intend to replace the Non-Employee Directors’ Stock Plan of 1997 with a new plan to be voted on by the stockholders at the May 2005 Annual Meeting of Stockholders. The new plan will have the provisions required by this legislation but will otherwise have the same terms as the old plan.

Rohm and Haas Company Non-Qualified Savings Plan

Under this plan, as amended in 2003, employees above a certain level can add to their retirement savings by deferring compensation into the plan. We match 60% of participant’s contributions, up to 6% of the participant’s compensation in Rohm and Haas Stock Units that are rights to acquire shares of Rohm and Haas Company common stock. Participants can also make an irrevocable election to convert restricted stock on which restrictions are about to lapse into Rohm and Haas Stock Units. We do not match these elections. Due to the adoption of the American Jobs Creation Act of 2004 enacted in November 2004, we intend to replace the Rohm and Haas Company Non-Qualified Savings Plan with a new plan to be voted on by the stockholders at the May 2005 Annual Meeting of Stockholders. The new plan will have the provisions required by this legislation but will otherwise have the same terms as the old plan.

A summary of our stock options as of December 31 is presented below:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares (000s)	Price	Shares (000s)	Price	Shares (000s)	Price

Outstanding at beginning of year	11,246	$34.29	11,519	$34.18	7,999	$30.59
Granted	737	40.20	1,220	28.94	4,411	38.88
Forfeited	(163)	36.62	(301)	37.27	(200)	36.82
Exercised	(1,589)	30.27	(1,192)	27.01	(691)	21.77

Outstanding at end of year	10,231	35.30	11,246	34.29	11,519	34.18

Options exercisable at year end	7,541	34.90	6,713	33.64	5,460	30.64
Weighted-average fair value options granted during the year		$12.08		$8.11		$13.12

The Black-Scholes option-pricing model was used to estimate the fair value for each grant made under the Rohm and Haas plan during the year. The following are the weighted-average assumptions used for all shares granted in the years indicated:

	2004	2003	2002

Dividend yield	2.24%	2.84%	2.06%
Volatility	33.85	34.48	34.36
Risk-free interest rate	3.32	3.08	4.76
Expected life	6 years	6 years	6 years

The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

	Options Outstanding		Options Exercisable
		Weighted-Average
Range of	Number Outstanding	Remaining Life	Weighted-Average	Number Exercisable	Weighted-Average
Exercise Prices	(000s)	(Years)	Exercise Price	(000s)	Exercise Price

$18-27	691	2.29	$24.41	691	$24.41
27-36	3,999	5.73	31.46	3,221	32.05
36-45	5,541	6.57	39.44	3,629	39.43

Note 25: Leases

We lease certain properties and equipment used in our operations, primarily under operating leases. Most lease agreements require minimum lease payments plus a contingent rental based upon equipment usage and escalation factors. Total net rental expense incurred under operating leases amounted to $82 million in 2004, $81 million in 2003 and $75 million in 2002.

(in millions)

2005	$62	2008	$20
2006	$48	2009	$14
2007	$34	Thereafter	$50

Note 26: Contingent Liabilities, Guarantees and Commitments

There is a risk of environmental impact in chemical manufacturing operations. Our environmental policies and practices are designed to ensure compliance with existing laws and regulations and to minimize the possibility of significant environmental impact.

The laws and regulations under which we operate require significant expenditures for capital improvements, the operation of environmental protection equipment, environmental compliance and remediation. Future developments and even more stringent environmental regulations may require us to make additional unforeseen environmental expenditures. Our major competitors are confronted by substantially similar environmental risks and regulations.

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

Our exposure at the Site will depend in part on the results of attempts to obtain contributions from others believed to share responsibility. In 2001, Velsicol stopped paying its share of expenses. Velsicol’s indemnitor, Fruit of the Loom, Inc., has been reorganized under Chapter 11 bankruptcy and was discharged of its responsibility for this Site after a payment to us of approximately $1 million. In 2002, the bankruptcy court approved a government settlement entered into with Velsicol, Fruit of the Loom, and other parties, which created a fund to be used to respond to the Velsicol liabilities at several sites, including Wood-Ridge. Although Morton has contractual rights against Velsicol for payment of a share of remedial costs that are not affected by the government settlement, Velsicol has initiated litigation to substitute the fund described above in all documents and agreements connected with the Wood-Ridge site. Regardless of the outcome of the litigation, we believe Velsicol’s ability to pay is limited.

In addition, we paid $225,000 for the EPA to develop a work plan for a separate study of contamination in Berry’s Creek, which runs near the Site, and of the surrounding wetlands. Preparation of this work plan is underway. In 2002, the EPA requested information relating to sources of contamination in Berry’s Creek; we understand this request was sent to over ninety potentially responsible parties. Today, there is much uncertainty as to what will be required to address Berry’s Creek, but cleanup costs could be very high and our share of these costs could be material to the results of our operations, cash flows and consolidated financial position.

➢	Moss Point

During 1996, the EPA notified Morton of possible irregularities in water discharge monitoring reports filed by its Moss Point, Mississippi plant in early 1995. Morton investigated and identified other environmental issues at the plant. Although at the date of acquisition Morton had accrued for some remediation and legal costs, we revised these accruals as part of the allocation of the purchase price of Morton based on our discussions with the authorities and on the information available as of June 30, 2000. In 2000, we reached agreement with the EPA, the Department of Justice and the State of Mississippi, resolving these historical environmental issues. The agreement received court approval in early 2001. The accruals established for this matter were sufficient to cover the costs of the settlement. As a part of this agreement, 23 of the former Morton chemical facilities were subject to environmental audit by an independent consultant. Findings were provided to the government and discussions with the government on potential penalties are underway. All operations at this facility have now been terminated. Environmental investigation and interim remedial measures are proceeding pursuant to the court approved agreement.

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

➢	Picillo

We have agreed to participate in a binding arbitration to resolve contribution claims against us by a group of companies performing remediation of the Picillo Superfund site in Rhode Island.

➢	Groundwater Treatment and Monitoring

Major remediation for certain sites, such as Kramer, Whitmoyer, Woodlands and Goose Farm has been completed. We are continuing groundwater remediation and monitoring programs. Reserves for these costs have been established

➢	Company Manufacturing Facilities

We also have accruals for corrective action programs under governmental environmental laws at several of our manufacturing sites. The more significant of these accruals, in addition to those presented above, have been recorded for the following sites: Bristol, Pennsylvania; Philadelphia, Pennsylvania; Houston, Texas; Louisville, Kentucky; Ringwood, Illinois; Apizaco, Mexico; Jacarei, Brazil; Jarrow, UK; Lauterbourg, France and Mozzanica, Italy. We are in discussions with the EPA regarding possible enforcement arising out of an environmental inspection in 2000 at our Houston facility.

➢	Remediation Reserves and Reasonably Possible Amounts

Our reserves for environmental remediation are recorded appropriately as current and long-term liabilities in the Consolidated Balance Sheets. The amounts charged to earnings pre-tax for environmental remediation and related charges are presented below.

(in millions)	Balance

December 31, 2002	$123
Amounts charged to earnings	23
Spending	(19)

December 31, 2003	127
Amounts charged to earnings	30
Spending	(20)

December 31, 2004	$137

Our reserves represent those costs that we believe to be probable and reasonably estimable. Other costs, which have not met the definition of probable, but are reasonably possible and estimable, have been included in our disclosure of reasonably possible loss contingencies. In addition to accrued environmental liabilities, we have identified reasonably possible loss contingencies related to environmental matters of approximately $80 million and $84 million at December 31, 2004 and 2003, respectively.

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

We have actively pursued lawsuits over insurance coverage for certain environmental liabilities. It is our practice to reflect environmental insurance recoveries in the results of operations for the quarter in which the litigation is resolved through settlement or other appropriate legal processes. These resolutions typically resolve coverage for both past and future environmental spending. We settled with several of our insurance carriers and recorded earnings pre-tax of approximately $13 million, $58 million and $76 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Other Litigation

In February 2003, we were served with European Commission Decisions requiring submission to investigations in France and the United Kingdom, a search permit in Japan from the Japanese Fair Trade Commission, an order for the production of records and information in Canada and two grand jury records subpoenas in the United States all relating to a global antitrust investigation of the Plastic Additives industry. We subsequently received a request for additional information from the Japanese Fair Trade Commission. The Japanese Fair Trade Commission brought proceedings against named Japanese Plastic Additives producers but did not initiate action against Rohm and Haas. We do not expect further action in the Japanese investigation. We are cooperating fully with all governmental authorities.

In addition, we are a party to eight private civil antitrust actions that have been consolidated in the U.S. District Court for the Eastern District of Pennsylvania, including one that originally had been filed in State Court in Ohio. These actions have been brought against Rohm and Haas and other producers of Plastics Additives products by direct purchasers of these products and seek civil damages as a result of alleged violations of the antitrust laws. The named plaintiffs in each of these actions are seeking to sue on behalf of all similarly situated purchasers of Plastics Additives products. Federal law provides that persons who have been injured by violations of Federal antitrust law may recover three times their actual damages plus attorneys fees. Ohio state antitrust law provides for double damage indemnity. In May 2004, another lawsuit was filed in State Court in California seeking to recover damage on behalf of California’s indirect purchasers of Plastics Additives products. In January 2005, an indirect purchaser case was filed in State Court in Tennessee seeking to recover damages on behalf of a class of indirect purchasers residing in Tennessee and 22 other states and the District of Columbia, and another lawsuit was filed in State Court in Vermont seeking damages on behalf of a class of Vermont indirect purchasers. Also in January 2005, a direct purchaser of Plastics Additives products filed a lawsuit in the U.S. District Court for the District of Ohio alleging its own individual claims for damages. In February 2005, three additional indirect purchaser cases were filed in State Courts in Nebraska, Ohio and Arizona. We do not believe any of these cases have merit and will vigorously defend against them.

There has been increased publicity about asbestos liabilities faced by manufacturing companies. In the past, many companies with manufacturing facilities had asbestos on their premises. As a result of the bankruptcy of asbestos producers, plaintiffs’ attorneys are increasing their focus on peripheral defendants, including our Company, which had asbestos on its premises. Historically, these premises cases have been dismissed or settled for minimal amounts because of the minimal likelihood of exposure at our facilities. As the asbestos producers are bankrupted, the demands against companies with older manufacturing facilities of any type in the United States, such as our Company, are increasing. We have reserved amounts for premises asbestos cases that we currently believe are probable and estimable; we cannot reasonably estimate what our asbestos costs will be if the current situation deteriorates and there is no tort reform.

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

In 2004, we received approximately $13 million from insurance carriers to resolve our environmental and other claims. Similar to previous settlements reached by us with solvent insurance carriers, the payments to us are in exchange for the “buy back” of the policies.

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

Note 27: New Accounting Pronouncements

➢	Variable Interest Entities

In December 2003, the FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities”. FIN 46R requires that a variable interest be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. We adopted the provisions of FIN 46R as of January 1, 2004.

We are the primary beneficiary of a joint venture deemed to be a variable interest entity. Each joint venture partner holds several equivalent variable interests, with the exception of a royalty agreement held exclusively between the joint venture and Rohm and Haas. In addition, the entire output of the joint venture is sold to Rohm and Haas for resale to third party customers. As the primary beneficiary, we have consolidated the joint venture’s assets, liabilities, and results of operations in our consolidated financial statements. Creditors and other beneficial holders of the joint venture have no recourse to the general credit of Rohm and Haas. As we previously accounted for this entity as an equity method investment the cumulative impact of consolidation was not material to our net income. We did not consider this a variable interest entity at the initial adoption date, however based on our subsequent evaluation, we concluded this entity should be consolidated under FIN 46R. Accordingly, we have revised the prior period classification of our 2004 quarterly results in footnote 28 to properly reflect the consolidated results of this variable interest entity effective January 1, 2004.

We hold a variable interest in a joint venture, accounted for under the equity method of accounting. The variable interest relates to a cost-plus arrangement between the joint venture and each joint venture partner. We have determined that Rohm and Haas is not the primary beneficiary and therefore have not consolidated the entity’s assets, liabilities, and results of operations in our consolidated financial statements. The entity provides manufacturing services to us and the other joint venture partner, and has been in existence since 1999. As of December 31, 2004, our investment in the joint venture totals approximately $43 million, representing our maximum exposure to loss.

➢	Pensions and Other Postretirement Benefits

In December 2003, the FASB issued a revision to SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to improve financial statement disclosure for defined benefit plans. This statement requires additional disclosures about the assets (including plan assets by category), obligations and cash flows of defined pension plans and other defined benefit postretirement plans. It also requires reporting of various elements of pension and other postretirement benefit costs on a quarterly basis. Generally, the disclosure requirements are effective for interim periods beginning after December 15, 2003; however, information about foreign plans is effective for fiscal years ending after June 15, 2004. Rohm and Haas Company adopted the revised SFAS No. 132 during the quarter ended March 31, 2004.

➢	Medicare Prescription Drug, Improvement and Modernization Act of 2003

In May 2004, the Financial Accounting Standards Board issued FASB Staff Position (FSP) FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act), which provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. The Act provides the opportunity for a Medicare eligible retiree to obtain a prescription drug benefit under Medicare, or for sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by law, a Federal subsidy with tax-free payments commencing in 2006. Under FSP FAS 106-2, the effect of the Federal subsidy is accounted for as a deferred gain, which would reduce our future benefit expense. The effect of the subsidy has reduced our 2004 accumulated postretirement benefit obligation by approximately $11 million and will reduce our annual benefit expense by $1 million. Our estimates assume that our plans with defined dollar caps would not be eligible for the subsidy.

➢	Stock-Based Compensation

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

The Disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” which allowed us to adopt SFAS No. 123 prospectively, provide that the pro forma net earnings and net earnings per share be presented as if the fair value based method had been applied to all awards granted to employees, not just awards granted after the date of adoption. Since we chose the prospective method of expensing stock options, the actual stock-based compensation expense recorded in 2004 and 2003 was less than the amount calculated for this pro forma requirement.

In December 2004, the Financial Accounting Standards Board (FASB) amended FAS 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement eliminates the prospective option we have applied under SFAS 148 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Due to the fact that the majority of our options issued prior to the date we adopted SFAS 123 will have vested as of June 15, 2005, the revised computations will not have a material impact on our financial statements.

➢	Inventory Costs

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption is not expected to have a material impact on our results of operations, financial position or cash flows.

➢	Foreign Earnings Repatriation

FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under FASB Statement No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. The Act creates a temporary incentive for U.S. corporations to repatriate income earned abroad principally for earnings that have previously been deemed permanently reinvested by providing a dividends received deduction for certain dividends from controlled foreign corporations. We have not previously deemed our foreign earnings as permanently reinvested and have fully provided for taxes on unremitted foreign earnings. As a result we do not expect that FSP 109-2 will have a material impact on our results of operations, financial position or cash flows.

➢	Qualified Production Activities Deduction

FASB Staff Position No. FAS 109-1, Application of FASB Statement No.109, “Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” provides guidance on applying the deduction for income from qualified domestic production activities. The deduction will be phased in from 2005 through 2010. The Act also provides for a two-year phase out of the existing extra-territorial income exclusion (ETI) for foreign sales. The deduction will be treated as a “special deduction” as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return. We do not expect the net effect of the phase out of the ETI and the phase in of this new deduction to result in a material change in our effective tax rate for fiscal years 2005 and 2006, based on current earnings levels.

NOTE 28: Summarized Quarterly Data (unaudited)

Quarterly Results of Operations (unaudited)
(2004 Quarterly Reports)
	1st	2nd	3rd	4th	Year
(in millions, except share data,)	Quarter(1)	Quarter(1)	Quarter(1)	Quarter	2004

Net sales	$1,832	$1,801	$1,803	$1,864	$7,300
Gross profit	528	528	530	544	2,130
Provision for restructuring and asset impairments	(2)	3	—	17	18
Earnings from continuing operations before cumulative effect of accounting change	114	118	137	127	496

Net earnings	114	118	137	128	497

Basic earnings per share, in dollars:
From continuing operations(2)	0.51	0.53	0.61	0.56	2.22
Net earnings(2)	0.51	0.53	0.61	0.57	2.23

Diluted earnings per share, in dollars

From continuing operations(2)	0.51	0.52	0.61	0.56	2.21
Net earnings(2)	0.51	0.52	0.61	0.57	2.22

Note:	(1)	Amounts differ from those disclosed in the quarterly report filed on Form 10-Q due to the consolidation of a variable interest entity previously recorded as an equity method investment. (See Note 27)

	(2)	Earnings per share for the year may not equal the sum of quarterly earnings per share due to changes in weighted average share calculations.

Quarterly Results of Operations (unaudited)
(2003 Quarterly Reports)
	1st	2nd	3rd	4th	Year
(in millions , except share data)	Quarter	Quarter	Quarter	Quarter	2003

Net sales	$1,613	$1,570	$1,591	$1,647	$6,421
Gross profit	449	461	467	538	1,915
Provision for restructuring and asset impairments	5	146	5	40	196
Earnings (loss) from continuing operations before cumulative effect of accounting change	82	(3)	100	109	288
Net earnings (loss)	74	(3)	100	109	280
Basic earnings (loss) per share, in dollars
From continuing operations(1) (2)	$0.37	$(0.02)	$0.45	$0.49	$1.30
Net earnings (loss) (2)	0.33	(0.02)	0.45	0.49	1.26
Diluted earnings (loss) per share, in dollars
From continuing operations(1) (2)	$0.37	$(0.02)	$0.45	$0.49	$1.30
Net earnings (loss) (2)	0.33	(0.02)	0.45	0.49	1.26

Note:	(1)	Before cumulative effect of accounting change.

	(2)	Earnings (loss) per share for the year may not equal the sum of quarterly earnings (loss) per share due to changes in weighted average share calculations.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No reports on Form 8-K were filed during 2004 or 2003 relating to any disagreements with accountants on accounting and financial disclosures.

Item 9A: Controls and Procedures

a)	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

b)	Management’s Report on Internal Control Over Financial Reporting

Our management’s report on Internal Control Over Financial Reporting is set forth in Item 8 and incorporated herein by reference.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

c)	Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are likely to materially effect, our internal control over financial reporting.

Item 9B: Other Information

Nothing to report.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information called for by Item 10 of this Form 10-K report has been omitted, except for the information presented below, since we will file with the Securities and Exchange Commission a definitive Proxy Statement on Schedule 14(A) under the Securities Exchange Act of 1934.

DIRECTORS

William J. Avery, formerly Chairman, Crown, Cork & Seal Company, Inc. 1990 until his retirement in 2001; previously Chief Executive Officer, Crown, Cork & Seal Company, Inc. from 1989 until his retirement in 2000. Mr. Avery, 64, has been a director since 1997. Mr. Avery also is a director of the Lincoln Financial Group. (Committees: 1, 2, 4)

Earl G. Graves, Sr., Chairman and Chief Executive Officer, Earl G. Graves, Ltd., 1972 to present; Publisher and Editor, Black Enterprise Magazine, 1970 to present; retired Chairman and Chief Executive Officer, Pepsi-Cola of Washington D.C., L.P.; Managing Director, Black Enterprise/Greenwich Street Corporate Growth Partners, L.P. Mr. Graves, 70, has been a director since 1984. Mr. Graves also is a director of Aetna, Inc.; AMR Corporation and its subsidiary, American Airlines, Inc.; Daimler Chrysler AG; and Federated Department Stores Inc. Mr. Graves has attained the age of 70 and in accordance with Rohm and Haas Company’s Corporate Governance Policies and Guidelines, will not stand for re-election to the Board at the annual meeting of stockholders on May 2, 2005. (Committees: 4, 5)

Raj L. Gupta, Chairman and Chief Executive Officer and President, February 2005 to present; and Director, 1999 to 2005; Rohm and Haas Company; Vice Chairman, Rohm and Haas Company, 1999; Vice President and Regional Director of the Asia-Pacific Region, Rohm and Haas Company, 1993 to 1998. Mr. Gupta, 59, has been a director since 1999. Mr. Gupta also is a director of Agere Systems and The Vanguard Group. (Committee: 2 (chair))

David W. Haas, Chairman and Director, The William Penn Foundation, 1998 to present; previously, Vice-Chairman, The William Penn Foundation, 1996 to 1998. Mr. Haas, 49, has been a director since 1999. He is a cousin of Thomas W. Haas. (Committees: 4, 5)

Thomas W. Haas, Director and Corporate Officer, The William Penn Foundation; pilot and flight instructor. Mr. Haas, 49, has been a director since 1999. He is a cousin of David W. Haas. (Committees: 3, 4)

James A. Henderson, formerly Chairman, Chief Executive Officer and Director, Cummins Engine Company, Inc., 1995 until his retirement in 1999. Mr. Henderson, 70, has been a director since 1989. Mr. Henderson also is a director of International Paper Company; Nanophase Technologies Corporation; Ryerson Tull, Inc.; and SBC Communications, Inc. Mr. Henderson has attained the age of 70 and in accordance with Rohm and Haas Company’s Corporate Governance Policies and Guidelines, will not stand for re-election to the Board at the annual meeting of stockholders on May 2, 2005. (Committees: 3 (Chair), 4)

Richard L. Keyser, Chairman of the Board and Chief Executive Officer, W.W. Grainger, Inc., 1997 to present. Mr. Keyser, 62, has been a director since 1999. Mr. Keyser also is a director of The Principal Financial Group. (Committees: 2, 4, 5 (Chair))

Rick J. Mills, 57, Vice President and Group President-Filtration for Cummins Inc. from 2000 to present; previously Corporate Controller of Cummins Inc. from 1996-2000. Mr. Mills became a director on February 7, 2005. (Committees: 1, 4)

Jorge P. Montoya, President, Global Food & Beverage, The Procter and Gamble Company and President, Procter and Gamble Latin America, 1999 to present; previously, Executive Vice President and President for Latin America, Procter and Gamble Company, 1995 to 1999. Mr.  Montoya, 58, has been a director since 1996. (Committees: 4, 5)

Sandra O. Moose, President, Strategic Advisory Services, 2004; formerly Senior Vice President and Director, The Boston Consulting Group, Inc., 1989 until her retirement in 2003. Dr. Moose, 63, has been a director since 1981. Dr. Moose also is a director of CDC-Nvest Funds and Verizon Communications. (Committees: 1, 2, 4 (chair))

Gilbert S. Omenn, Professor of Internal Medicine, Human Genetics and Public Health, University of Michigan, 2002 to present; previously, Executive Vice President for Medical Affairs, University of Michigan, and Chief Executive Officer, The University of Michigan Health System, 1997 to 2002. Dr. Omenn, 63, has been a director since 1987. Dr. Omenn also is a director of Amgen, Inc. (Committees: 1, 4)

Gary Rogers, Former Vice-Chairman, General Electric Company, 2001 until his retirement in 2003; Senior Vice-President, General Electric Company; Chief Executive Officer, GE Plastic, 1992 to 2001. Mr. Rogers, 59, has been a director since 2004. (Committees: 3,4).

Ronaldo H. Schmitz, Member of the Executive Board, Deutsche Bank AG, 1991 until retirement in 2000. Dr. Schmitz, 66, has been a director since 1992. Dr. Schmitz also is a director of Cabot Corporation; GlaxoSmithKline Plc.; and the Legal and General Group Plc. (Committees: 1 (Chair), 4)

George M. Whitesides, Woodford L. Ann A. Flowers University Professor, Harvard University 2004 to present; previously Mallinckrodt Professor of Chemistry 1982-2004 and Chairman, Department of Chemistry, Harvard University 1986-1989. Dr. Whitesides, 65, became a director February 7, 2005 and is also a Director of Theravance Inc. (Committees: 4, 5)

Marna C. Whittington, President and Chief Executive Officer, Nicholas-Applegate Capital Management, 2001 to present, and Chief Operating Officer, Allianz Dresdner Asset Management, 2002 to present; formerly, Chief Operating Officer, Morgan Stanley Investment Management, 1996 until her retirement in 2001. Dr. Whittington, 57, has been a director since 1989. Dr. Whittington also is a director of Federated Department Stores. (Committees: 2, 3, 4)

Committees:

1. Audit

2. Executive

3. Executive Compensation

4. Nominating

5. Sustainable Development

EXECUTIVE OFFICERS

Our executive officers along with their present position, offices held and activities during the past five years, are presented below. All officers normally are elected annually and serve at the pleasure of the Board of Directors.

Alan E. Barton, 49, Vice-President, Business Group Director, Coatings, Business Unit Director, Architectural Functional Coatings, 2001 to present; Vice-President, Business Unit Director, Coatings, Performance Polymers, 1999 to 2001; Worldwide Business Director, Polymers and Resins, 1997 to 1999; Business Manager, North America, and Worldwide Business Director, Industrial Coatings, 1996 to 1997.

Pierre R. Brondeau, 47, Vice-President, Business Group Executive, Electronic Materials; President and Chief Executive Officer, Rohm and Haas Electronic Materials LLC and Regional Director, Europe, 2003 to present; Vice-President, Business Group Director, Electronic Materials, President and Chief Executive Officer, Shipley Company, LLC, 1999 to 2003; President and Chief Operating Officer, Shipley Company, LLC, 1998 to 1999; Vice-President, Operations and Technology, Shipley Company, LLC, 1997; Director, Research, Sales and Marketing, Shipley Company, LLC, 1995 to 1996.

Jacques M. Croisetiere, 51, Vice-President and Chief Financial Officer, 2003 to present; Vice-President, Business Unit Director, Inorganic Specialty Solutions, Regional Director, European, 2001 to 2003, Vice-President, Business Unit Director, Ion Exchange Resins, 1999 to 2001. Previously, Vice-President and General Manager, Plastic Additives, Biocides and Sealants, Morton International, Inc., 1998 to 1999; Vice-President, Finance and Administration, Automotive Safety Product Division, Morton International, Inc., 1996 to 1998.

Joseph J. Forish, 52, Vice-President, Director of Human Resources, 1999 to present. Previously, Vice-President of Human Resources for a division of Bristol-Myers Squibb Corporation, 1989 to 1999.

Raj L. Gupta, 59, Chairman, Chief Executive Officer, President, February 2005 to present; and Director, 1999 to 2005; Vice-Chairman, 1999; Vice-President and Regional Director, Asia-Pacific Region, 1993 to 1998.

Robert A. Lonergan, 59, Vice-President, General Counsel and Corporate Secretary, 2002 to present; Vice-President and General Counsel, 1999 to present. Previously, Senior Vice-President, General Counsel and Secretary, Pegasus Gold, Inc., 1995 to 1999.

Anne Wilms, 47, Vice President, Chief Information Officer, 1999 to present; previously Vice President and Chief Information Officer, Sonat, Inc., 1995 to 1999.

Item 11. Executive Compensation

The information called for by Item 11 of this Form 10-K report for has been omitted since the Company will file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14(a) under the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The security ownership of certain beneficial owners and management is incorporated in this Form 10-K by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission.

Equity Compensation Plan Information

Securities authorized for issuance under equity compensation plans as of December 31, 2004:

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan category	and rights	and rights	(a))
(in thousands)	(a)	(b)	(c)

Equity compensation plans approved by security holders	10,644	34.53	16,855
Equity compensation plans not approved by security holders(1)	303	—	518

Total	10,947	34.53	17,373

(1)	Includes shares available for issuance under the 1997 Non-Employee Directors’ Stock Plan and the Rohm and Haas Company Non-Qualified Savings Plan. The material features of these plans are described in Note 23: Stock Compensation Plans of the accompanying Notes to Consolidated Financial Statements.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1.	Financial Statements Schedule

The following supplementary financial information is filed in this Form 10-K:

Financial Statement Schedule	Page #

▪ II – Valuation and qualifying accounts for the years 2004, 2003 and 2002	S-1

The schedules not included herein are omitted because they are not applicable or the required information is presented in the financial statements or related notes.

(b) Exhibit Listing

EXHIBIT
NUMBER	DESCRIPTION
3.01	Certificate of Incorporation of Rohm and Haas Company (incorporated by reference to Exhibit 3 to Rohm and Haas Company’s report on Form 10-K/A filed March 29, 2001 (the "2000 10-K/A"))

3.02	Bylaws of Rohm and Haas Company (incorporated by reference to Exhibit 3 to Rohm and Haas Company’s report on Form 10-Q filed May 5, 2002)

4.01	Description of Rohm and Haas Common Stock (incorporated by reference to Item 5 of Rohm and Haas Company’s report on Form 10-Q filed September 30, 1996)

4.02	Indenture, dated as of June 1, 1990, between Morton International, Inc. and Continental Bank, National Association, as Trustee (incorporated by reference to Exhibit 4(c) to Morton International, Inc.’s Registration Statement on Form S-1 filed May 9, 1990)

4.03	Indenture, dated as of May 1, 1992, between Rohm and Haas Company and Wachovia Bank, N.A., successor in interest to CoreStates Bank, N.A. (formerly, The Philadelphia National Bank), as Trustee (incorporated by reference to Exhibit 4 to Rohm and Haas Company’s report on Form 10-K filed March 29, 1993)

4.04	First Supplemental Indenture, dated as of April 28, 1997, among Morton International, Inc., New Morton International, Inc., and First Trust, National Association, as Trustee (incorporated by reference to Exhibit 10.01 to New Morton International, Inc.’s current report on Form 8-K dated May 2, 1997)

4.05	Indenture, dated as of July 1, 1999, between Rohm and Haas Company and Chase Manhattan Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Rohm and Haas Company’s Registration Statement on Form S-4 filed July 30, 1999)

4.06	Rights Agreement, dated as of October 26, 2000, between Rohm and Haas Company and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4 to Rohm and Haas Company’s Registration Statement on Form 8-A dated October 26, 2000)

4.07	Certificate of Designation of Series A Junior Participating Preferred Stock of Rohm and Haas Company dated October 31, 2000 (incorporated by reference to Exhibit 4 to the 2000 10-K/A)

EXHIBIT
NUMBER	DESCRIPTION
10.01*	1997 Non-Employee Director’s Stock Plan (incorporated by reference to Exhibit 10.2 to Rohm and Haas Company’s report on Form 10-K filed March 21, 1997)

10.02*	Amended and Restated Rohm and Haas Stock Plan (incorporated by reference to Appendix C to Rohm and Haas Company’s Definitive Proxy Statement on Schedule 14A filed March 26, 2001)

10.03	2004 Amended and Restated Stock Plan (incorporated by reference to Appendix D to Rohm and Haas Company’s Definitive Proxy Statement on Schedule 14A filed March 19, 2004.

10.04*	Form of Continuity Agreement, dated as of July 1, 2001, between Rohm and Haas Company and key executives (incorporated by reference to Exhibit 10 to Rohm and Haas Company’s report on Form 10-Q filed August 14, 2001)

10.05*	Rohm and Haas Company Non-Qualified Savings Plan, as Amended and Restated effective January 1, 2003 (incorporated by reference to Exhibit 10.04 to Rohm and Haas Company’s report on Form 10-K filed March 8, 2004).

10.06	2004 Rohm and Haas Company Annual Incentive Plan (incorporated by reference to Appendix B to Rohm and Haas Company’s Definitive Proxy Statement on Schedule 14A filed March 19, 2004).

10.07	2004 Rohm and Haas Company Long-Term Performance Plan (incorporated by reference to Appendix C to Rohm and Haas Company’s Definitive Proxy Statement on Schedule 14A filed March 19, 2004).

10.08	Three Year Credit Agreement (incorporated by reference from Exhibit 10 to Rohm and Haas Company’s Report on Form 10-Q filed August 3, 2004).

10.09	Agreement between Rohm and Haas Company and Dr. J. Michael Fitzpatrick, dated December 1, 2004.

12.01	Statements regarding Computation of Ratios of Rohm and Haas Company

14.00	Rohm and Haas Company Code of Business Conduct and Ethics (incorporated by reference to Company’s website) www.rohmhaas.com (intended to be an inactive textual reference only)

21.01	Subsidiaries of Rohm and Haas Company

23.01	Consent of PricewaterhouseCoopers LLP

31.01	Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.02	Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or arrangement filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

STOCKHOLDER INFORMATION

Stock Exchange Listing

Rohm and Haas stock trades on the New York Stock Exchange under the trading symbol “ROH”.

Transfer Agent and Registrar

EquiServe Trust Company, N.A.
P.O. Box 43010
Providence, RI 02940-3010
(800) 633-4236

Annual Meeting of Stockholders

Rohm and Haas Company’s Annual Meeting of Stockholders will be held on May 2, 2005 at the Chemical Heritage Foundation, 315 Chestnut Street, Philadelphia, PA 19106. Formal notice of the meeting, the proxy statement and form of proxy will be mailed to current stockholders on or about March 16, 2005.

Registered Public Accountants

PricewaterhouseCoopers, LLP
Two Commerce Square
2001 Market Street
Suite 1700
Philadelphia, PA USA 19103
(267) 330-3000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Jacques M. Croisetiere

Jacques M. Croisetiere
Vice President and Chief Financial Officer

March 1, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 1, 2005 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Raj L. Gupta	/s/ Jorge P. Montoya

Raj L. Gupta	Jorge P. Montoya
Director, Chairman of the Board and	Director
Chief Executive Officer and President

/s/ William J. Avery	/s/ Sandra O. Moose

William J. Avery	Sandra O. Moose
Director	Director

/s/ Earl G. Graves	/s/ Gilbert S. Omenn

Earl G. Graves	Gilbert S. Omenn
Director	Director

/s/ David W. Haas	/s/ Gary L.Rogers

David W. Haas	Gary L. Rogers
Director	Director

/s/ Thomas W. Haas	/s/ Ronaldo H. Schmitz

Thomas W. Haas	Ronaldo H. Schmitz
Director	Director

/s/ James A. Henderson	/s/ George M. Whitesides

James A. Henderson	George M. Whitesides
Director	Director

/s/ Richard L. Keyser	/s/ Marna C. Whittington

Richard L. Keyser	Marna C. Whittington
Director	Director

/s/ Rick J. Mills
Rick J. Mills
Director

Schedule II

ROHM AND HAAS COMPANY AND SUBSIDIARIES
Valuation and Qualifying Accounts

	Year Ended December 31,
in millions	2004	2003	2002
Deducted from Accounts Receivable -
Allowances for losses:
Balance at beginning of year	$57	$55	$54
Additions charged to earnings	11	20	16
Charge-offs, net of recoveries	(19)	(18)	(15)

Balance at end of year	$49	$57	$55

S-1