Form 10-Q
period 2005-03-31
ROHM & HAAS CO
filed 2005-04-29
CIK 84792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
or

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

Yes ☑ No ☐

Common stock outstanding at April 22, 2005: 224,390,320 shares

ROHM AND HAAS COMPANY & SUBSIDIARIES
FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004
Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004
Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004
Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2005
Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management’s discussion of market risk is incorporated herein by reference to Item 7a of its Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 1, 2005.

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6. Exhibits
CERTIFICATION PURSUANT TO RULE 13a-14(a)/15d-14(a)
CERTIFICATION PURSUANT TO RULE 13a-14(a)/15d-14(a)
CERTIFICATION FURNISHED PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Rohm and Haas Company and Subsidiaries

Consolidated Statements of Operations

(in millions, except per share amounts)	Three Months Ended
(unaudited)	March 31,
	2005	2004
Net sales	$2,022	$1,832
Cost of goods sold	1,412	1,304

Gross profit	610	528

Selling and administrative expense	259	248
Research and development expense	64	66
Interest expense	35	30
Amortization of intangibles	15	16
Restructuring and asset impairments	(4)	(2)
Loss on early extinguishment of debt	17	—
Share of affiliate earnings, net	3	3
Other (income) expense, net	(3)	3

Earnings from continuing operations before income taxes and minority interest	230	170

Income taxes	70	54
Minority interest	1	2

Net earnings	$159	$114

Basic net earnings per share	$0.71	$0.51

Diluted net earnings per share	$0.70	$0.51

Weighted average common shares outstanding - basic:	224.1	222.8
Weighted average common shares outstanding - diluted:	226.5	223.8

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries

Consolidated Statements of Cash Flows

(in millions)	Three Months Ended
(unaudited)	March 31,
	2005	2004
Cash Flows from Operating Activities
Net earnings	$159	$114
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Gain) loss on disposal of fixed assets	(2)	—
Provision for allowance for doubtful accounts	1	5
Provision for deferred taxes	(21)	(24)
Restructuring and asset impairments	(4)	(2)
Depreciation	104	103
Amortization of finite-lived intangibles	15	16
Stock-based compensation	27	4
Loss on debt extinguishment	17	—
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(50)	(87)
Inventories	(34)	54
Prepaid expenses and other assets	20	25
Accounts payable and accrued liabilities	(276)	(174)
Federal, foreign and other income taxes payable	50	11
Other, net	35	(16)

Net cash provided by operating activities	41	29

Cash Flows from Investing Activities
Acquisitions of businesses and affiliates	(5)	—
Increase in restricted cash	—	(47)
Cash received from consolidating joint venture	—	2
Proceeds from the sale of land, buildings and equipment	7	—
Additions to land, buildings and equipment	(48)	(54)
Payments for hedge of net investment in foreign subsidiaries	(9)	(22)

Net cash used for investing activities	(55)	(121)

Cash Flows from Financing Activities
Repayments of long-term debt	(425)	—
Purchase of common stock	(29)	—
Proceeds from exercise of stock options	42	12
Net change in short-term borrowings	124	260
Payment of dividends	(57)	(49)

Net cash (used for) provided by financing activities	(345)	223

Effect of exchange rate changes on cash and cash equivalents	(38)	(5)

Net (decrease) increase in cash and cash equivalents	(397)	126

Cash and cash equivalents at the beginning of the period	625	196

Cash and cash equivalents at the end of the period	$228	$322

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries

Consolidated Balance Sheets

(in millions, except share data)
(unaudited)	March 31,	December 31,
	2005	2004
Assets
Cash and cash equivalents	$228	$625
Restricted cash	49	49
Receivables, net	1,495	1,469
Inventories	855	841
Prepaid expenses and other current assets	234	263

Total current assets	2,861	3,247

Land, buildings and equipment, net of accumulated depreciation	2,825	2,929
Investments in and advances to affiliates	129	141
Goodwill, net of accumulated amortization	1,717	1,724
Other intangible assets, net of accumulated amortization	1,708	1,665
Other assets	384	389

Total Assets	$9,624	$10,095

Liabilities and Stockholders’ Equity
Liabilities
Short-term obligations	$189	$77
Trade and other payables	533	611
Accrued liabilities	607	839
Income taxes payable	259	213

Total current liabilities	1,588	1,740

Long-term debt	2,089	2,563
Employee benefits	710	706
Deferred income taxes	1,038	1,059
Other liabilities	229	226

Total Liabilities	5,654	6,294

Minority interest	111	104

Commitments and contingencies

Stockholders’ Equity:
Preferred stock; par value - $1.00; authorized - 25,000,000 shares; issued - no shares	—	—
Common stock; par value - $2.50; authorized - 400,000,000 shares; issued - 242,078,349 shares	605	605
Additional paid-in capital	2,116	2,062
Retained earnings	1,472	1,370

	4,193	4,037
Treasury stock at cost (2005 - 15,847,343 shares; 2004 - 16,818,129 shares)	(180)	(166)
ESOP shares (2005 - 9,616,239 shares; 2004 - 9,811,464 shares)	(92)	(94)
Accumulated other comprehensive loss	(62)	(80)

Total Stockholders’ Equity	3,859	3,697

Total Liabilities and Stockholders’ Equity	$9,624	$10,095

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the period ended March 31, 2005

(in millions, except share amounts in thousands)	Number of				Number of
(unaudited)	Shares of				Shares of			Accumulated
	Common		Additional		Treasury			Other	Total	Total
	Stock	Common	Paid-in	Retained	Stock	Treasury		Comprehensive	Stockholders’	Comprehensive
	Outstanding	Stock	Capital	Earnings	Outstanding	Stock	ESOP	Income (Loss)	Equity	Income (Loss)

Balance December 31, 2004	225,260	$605	$2,062	$1,370	16,818	$(166)	$(94)	$(80)	$3,697
Net earnings				159					159	$159
Current period changes in fair value, net of tax								7	7	7
Reclassification to earnings, net of tax								(2)	(2)	(2)
Cumulative translation adjustment, net of tax								14	14	14
Change in minimum pension liability, net of tax								(1)	(1)	(1)

Total comprehensive income										$177

Redemption of common stock	(607)				607	(29)			(29)
Common stock issued:
Stock-based compensation	1,578		54		(1,578)	15			69
ESOP							2		2
Common dividends ($0.25 per share)				(57)					(57)

Balance March 31, 2005	226,231	$605	$2,116	$1,472	15,847	$(180)	$(92)	$(62)	$3,859

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Rohm and Haas Company and its subsidiaries (the “Company”) have been prepared on a basis consistent with accounting principles generally accepted in the United States of America and are in accordance with the Securities and Exchange Commission (SEC) regulations for interim financial reporting. In the opinion of management, the financial statements reflect all adjustments, which are of a normal and recurring nature, which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Certain prior year amounts have been reclassified to conform to the current year presentation.

These financial statements should be read in conjunction with the financial statements, accounting policies and the notes included in our Annual Report filed on Form 10-K with the SEC on March 1, 2005, for the year ended December 31, 2004. The interim results are not necessarily indicative of results for a full year.

During the first quarter of 2005, we discovered inaccuracies in the methodology being used to translate foreign currency denominated assets, related to our purchase of Morton, into U.S. dollars. As a result, currency translation adjustments related to these assets were understated. During the quarter, we adjusted land, buildings and equipment, goodwill and other intangible assets; which was offset by a $33 million adjustment to increase our cumulative translation adjustment account, a component of Accumulated Other Comprehensive Loss. We concluded that this adjustment had an immaterial effect on both the current year and prior year financial statements, including the impairment review required by SFAS No. 142, “Goodwill and Other Intangible Assets.” See note 13 in the notes to the consolidated financial statements.

During the first quarter we became aware of a provision of SFAS No. 123, “Accounting for Stock-Based Compensation,” which resulted in an acceleration of our stock-based compensation for retirement eligible employees where our plans provide for immediate vesting upon their retirement. As a result we have recorded an adjustment of $12 million (pre-tax) which relates to prior periods. We have determined this adjustment is not material to the current or previously filed financial statements.

Variable Interest Entities

In December 2003, the FASB issued FASB Interpretation No. 46 revised, “Consolidation of Variable Interest Entities” (FIN 46R). FIN 46R requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. We adopted the provisions of FIN 46R as of January 1, 2004.

We are the primary beneficiary of a joint venture deemed to be a variable interest entity. Each joint venture partner holds several equivalent variable interests, with the exception of a royalty agreement held exclusively between the joint venture and Rohm and Haas. In addition, the entire output of the joint venture is sold to Rohm and Haas for resale to third party customers. As the primary beneficiary, we have consolidated the joint venture’s assets, liabilities and results of operations in our consolidated financial statements. Creditors and other beneficial holders of the joint venture have no recourse to the general credit of our Company.

We also hold a variable interest in another joint venture, accounted for under the equity method of accounting. The variable interest relates to a cost-plus arrangement between the joint venture and each joint venture partner. We have determined that Rohm and Haas is not the primary beneficiary and therefore have not consolidated the entity’s assets, liabilities and results of operations in our consolidated financial statements. The entity provides manufacturing services to us and the other joint venture partner, and has been in existence since 1999. As of March 31, 2005, our investment in the joint venture totals approximately $28 million, representing our maximum exposure to loss.

NOTE 2: New Accounting Pronouncements

Foreign Earnings Repatriation

FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2), provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the “American Jobs Creation Act of 2004” (the Jobs Act) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. The Act creates a temporary incentive for U.S. corporations to repatriate prior period foreign earnings that were previously deemed permanently reinvested by providing a dividends received deduction for certain dividends from controlled foreign corporations. Since the majority of our prior period foreign earnings were not permanently reinvested, we fully provided for taxes on unremitted earnings, and therefore, we do not expect that FSP 109-2 will have a material impact on our results of financial position, operations or cash flows.

Qualified Production Activities Deduction

FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” provides guidance on applying the deduction for income from qualified domestic production activities. The deduction will be phased in from 2005 through 2010. The Act also provides for a two-year phase out of the existing extra-territorial income exclusion (ETI) for foreign sales. The deduction will be treated as a “special deduction” as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return. We do not expect the net effect of the phase out of the ETI and the phase in of this new deduction to result in a material change in our effective tax rate for fiscal years 2005 and 2006, based on current earnings levels.

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption is not expected to have a material impact on our financial position, results of operations or cash flows.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued FAS No. 123R, “Share-Based Payment.” This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This Statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first fiscal year beginning after June 15, 2005. We are currently assessing the impact that FAS 123R will have on our financial statements.

NOTE 3: Segment Information

We operate six reportable operating segments: Coatings, Performance Chemicals, Monomers, Electronic Materials, Adhesives and Sealants, and Salt. The Coatings, Performance Chemicals and Electronic Materials business segments aggregate operating segments. In 2005, we have adopted a streamlined and consistent methodology for allocating shared service costs across all business units and redefined corporate expenses to provide improved management reporting. We have reclassified our 2004 results to conform to this change. “Shared services” refers to the support activities provided by functions such as Finance, Human Resources, Logistics, Procurement and Information Technology. A key benefit of our recent Enterprise Resource Planning (ERP) system implementation has been an enhanced ability to understand and manage the cost drivers for these global shared service activities, including the linkage to business unit support needs. The reportable operating segments, how they are aggregated, and the types of products from which their revenues are derived have not changed since prior period and are discussed below.

➢	Coatings

The Coatings segment is comprised of three businesses: Architectural and Functional Coatings; Powder Coatings; and Automotive Coatings. Architectural and Functional Coatings produces acrylic emulsions and additives that are used to make industrial and decorative coatings, varnishes and specialty finishes. This segment also offers products that serve a wide variety of coatings markets: industrial markets for use on metal, wood and in traffic paint; the building industry for use in roofing materials, insulation and cement markets; and consumer markets for use in paper, textiles and non-woven fibers, graphic arts and leather markets. Powder Coatings produces a comprehensive line of powder coatings that are sprayed in a solid form onto consumer and industrial products and parts. Our powder coatings are used on a wide variety of products, ranging from door handles to patio and deck furniture, to windshield wipers, televisions and industrial shelving. Automotive Coatings formulates and manufactures decorative and functional coatings for plastic automotive parts such as bumper covers and the interior and exterior trim of cars and trucks.

➢	Performance Chemicals

The Performance Chemicals segment includes the sales and operating results of Plastics Additives, Process Chemicals, Consumer and Industrial Specialties and other smaller business groups. These businesses provide products that serve a diverse set of markets, from consumer products, to additives used to manufacture plastic and vinyl products, to water treatment and purification processes for food and pharmaceutical markets, to newsprint processing.

➢	Monomers

The Monomers segment produces methyl methacrylate, acrylic acid and associated esters as well as specialty monomer products. These monomers serve as the building block for many of the acrylic technologies in our other business segments and are sold externally for applications such as super absorbent polymers and acrylic sheet.

➢	Electronic Materials

The Electronic Materials segment provides cutting-edge technology for use in telecommunications, consumer electronics and household appliances. The Circuit Board Technologies business develops and delivers the technology, materials and fabrication services for increasingly powerful, high-density printed wiring boards in computers, cell phones, automobiles and many other electronic devices today. Our Packaging and Finishing Technologies business develops and delivers innovative materials and processes that boost the performance of a diverse range of electronic, optoelectronic and industrial packaging and finishing applications. The Semiconductor Technologies business develops and supplies integrated products and technologies on a global basis enabling our customers to drive leading edge semiconductor design to boost performance of semiconductor devices powered by smaller and faster chips. This business also develops and delivers materials used for chemical mechanical planarization, the process used to create the flawless surfaces required to allow manufacturers to make faster and more powerful integrated circuits and electronic substrates.

➢	Adhesives and Sealants

The Adhesives and Sealants segment provides a vast array of formulated, value-adding products derived from a broad range of technologies, including our world-class acrylic technology. This segment offers various products including packaging, pressure sensitive, construction, and transportation adhesives based on numerous chemistries and technologies, including acrylic emulsion polymers.

➢	Salt

The Salt segment includes some of the most recognized consumer brand names and product symbols, including the leading brand of table salt in the United States – Morton Salt, with the little Salt Girl, and Windsor Salt, Canada’s leading brand. Even though the consumer salt business is best known, this segment extends well beyond this market and includes salt used for water conditioning, ice control, food processing and chemical/industrial purposes.

The table below presents net sales by reportable operating segment. Segment eliminations are presented for intercompany sales between segments.

Net Sales by Business Segment and Region

	Three Months Ended
	March 31,
	2005	2004

Business Segment
Coatings	$624	$566
Performance Chemicals	404	378
Monomers	477	298
Electronic Materials	302	302
Adhesives and Sealants	193	176
Salt	318	284
Elimination of Intersegment Sales	(296)	(172)

Total	$2,022	$1,832

Customer Location
North America	$1,091	$975
Europe	529	489
Asia-Pacific	328	307
Latin America	74	61

Total	$2,022	$1,832

Net Earnings (Loss) by Business Segment (1,2)

	Three Months Ended
	March 31,
	2005	2004

Business Segment
Coatings	$49	$55
Performance Chemicals	42	35
Monomers	59	14
Electronic Materials	25	28
Adhesives and Sealants	16	13
Salt	30	24
Corporate (3)	(62)	(55)

Total	$159	$114

(1)	Earnings (loss) were tax effected using our overall consolidated effective tax rate.

(2)	In 2005, we have adopted a streamlined and consistent methodology for allocating shared service costs across all business units and redefined corporate expenses to provide improved management reporting. We have reclassified our 2004 results to conform to this change.

(3)	Corporate includes certain corporate governance costs, interest income and expense, environmental remediation expense, insurance recoveries, costs associated with discontinued operations, exploratory research and development expense, balance sheet currency translation gains and losses and any unallocated portion of shared services.

NOTE 4: Restructuring and Asset Impairments

The following net restructuring and asset impairment charges were recorded for the three months ended March 31, 2005 and 2004, respectively as detailed below:

	Three Months Ended
Pre-Tax	March 31,
(in millions)	2005	2004

Severance and employee benefits	$(7)	$(1)
Asset impairments, net of gains	2	—
Other, including contract lease termination penalties	1	(1)

Total	$(4)	$(2)

Restructuring and Asset Impairment by Business Segment

Pre-Tax	Three Months Ended
(in millions)	March 31,
	2005	2004

Business Segment
Coatings	$—	$—
Performance Chemicals	(1)	—
Monomers	—	—
Electronic Materials	4	—
Adhesives and Sealants	(1)	(2)
Salt	—	—
Corporate	(6)	—

Total	$(4)	$(2)

2005

Severance and Employee Benefits

In the first quarter of 2005, income was favorably impacted by $7 million, net, related to restructuring for severance and employee benefits. Included in this amount is $1 million of expense for severance and associated employee benefits affecting 27 positions within our Electronic Materials segment, and adjustments of $8 million to reduce restructuring reserves recorded in prior years. These changes in estimates are largely related to our North American support services restructuring announced in the fourth quarter of 2003. The reversals were necessary to adequately reflect more accurate estimates of remaining obligations related to severance and other employee benefit costs as some employees have been redeployed, while in other cases the employees affected by the workforce reductions were able to fill positions left vacant through natural attrition. In addition, the majority of our European restructuring announced in June 2003, was completed. We do not anticipate any further severance costs associated with this initiative, and accordingly, the reserves were reversed. The remaining restructuring reserve balances are considered adequate to cover committed restructuring actions. Our restructuring initiatives are generally completed in 12 to 18 months.

Asset Impairments

In the first quarter of 2005, we recognized $2 million of asset impairment charges. The charge consisted of $1 million of net fixed assets and $1 million of finite-lived intangible assets within the Circuit Board Technologies business of our Electronic Materials segment.

2004

Severance and Employee Benefits

In the first quarter of 2004, we recognized $2 million of income due to a reversal in restructuring charges. This reversal represents changes in estimates to reserves recorded for prior year initiatives. We record changes in estimates when actual costs are compared to the original estimates calculated to establish a reserve.

In 2004, we recognized a net $18 million of severance and associated employee benefit expense, of which $33 million, affecting 500 positions, pertained to 2004 initiatives. The 2004 initiatives included: $18 million associated with the reorganizations within our Plastics Additives, Architectural and Functional Coatings, Adhesives and Sealants businesses and Electronic Materials segment; and $15 million associated with several smaller reduction in force efforts, primarily associated with our administrative support functions. These initiatives were designed to reduce redundant costs and reposition our workforce to capitalize on the enhancements made possible by the implementation of our Enterprise Resource Planning System. Offsetting these charges were $3 million of reductions to reserves related to 2004 initiatives and $12 million for prior years initiatives. These changes in estimates were largely related to a reduction in the design and scope of our previously announced North American support services restructuring, as certain business model transformation opportunities did not generate the anticipated benefits, and change in estimates for the North American Plastics Additives initiative announced in the second quarter of 2004.

As of March 31, 2005, 201 positions of the 500 identified have been eliminated. The balance at March 31, 2005, recorded for severance and employee benefits, is included in accrued liabilities in the Consolidated Balance Sheet.

2004 Restructuring Initiatives

		Changes		Balance	Changes		Balance
	2004	to		Dec. 31,	to		Mar. 31,
(in millions)	Expenses	Estimates	Payments	2004	Estimates	Payments	2005

Severance and employee benefits	$33	$(3)	$(3)	$27	$—	$(9)	$18
Contract and lease termination and other costs	1	—	—	1	—	—	1

Total	$34	$(3)	$(3)	$28	$—	$(9)	$19

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

As of March 31, 2005, 942 positions of the 1,460 initially identified have been eliminated. Overall, we reduced the total number of positions to be affected by these initiatives by 450 positions. This reduction is primarily a result of the change in scope of the North American support services restructuring initiative.

The balance recorded for severance and employee benefits, is included in accrued liabilities in the Consolidated Balance Sheet. A summary of the 2003 initiatives is presented below:

2003 Restructuring Initiatives

		Changes		Balance	Changes		Balance
	2003	to		Dec. 31,	to		Mar. 31,
(in millions)	Expenses	Estimates	Payments	2004	Estimates	Payments	2005

Severance and employee benefits	$82	$(13)	$(49)	$20	$(7)	$(5)	$8
Contract and lease termination and other costs	2	(1)	(1)	—	—	—	—

Total	$84	$(14)	$(50)	$20	$(7)	$(5)	$8

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

The Disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which allowed us to adopt SFAS No. 123 prospectively, provide that the pro forma net earnings and net earnings per share be presented as if the fair value based method had been applied to all awards granted to employees, not just awards granted after the date of adoption. Since we chose the prospective method of expensing stock options, the actual stock-based compensation expense recorded in 2005 and 2004 was less than the amount calculated for this pro forma requirement.

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2005	2004

Net earnings, as reported	$159	$114
Add: Stock-based employee compensation expense included in reported net earnings, after tax	19	3
Deduct: Total stock-based employee compensation expense determined under fair value- based method for all awards, after tax	(21)	(7)

Pro forma net earnings	$157	$110

Net earnings per share:
Basic, as reported	$0.71	$0.51

Basic, pro forma	$0.70	$0.49

Diluted, as reported	$0.70	$0.51

Diluted, pro forma	$0.69	$0.49

NOTE 6: Earnings Per Share

The difference in common shares outstanding used in the calculation of basic and diluted earnings per common share is primarily due to the effect of stock options and non-vested restricted stock as reflected in the reconciliations that follow:

	Three Months Ended March 31,
	Earnings	Shares	Per Share
(in millions, except per share amount)	(Numerator)	(Denominator)	Amount

2005
Earnings from continuing operations (Basic)	$159	224.1	$0.71
Dilutive effect of options and non-vested restricted stock (a)	—	2.4

Earnings from continuing operations (Diluted)	$159	226.5	$0.70

2004
Earnings from continuing operations (Basic)	$114	222.8	$0.51
Dilutive effect of options and non-vested restricted stock (a)	—	1.0

Earnings from continuing operations (Diluted)	$114	223.8	$0.51

(a)	For the three months ended March 31, 2005 and 2004, 0.7 million shares and 1.7 million shares, respectively, were excluded from the calculation of diluted earnings per share as the exercise price of the stock options was greater than the average market price.

NOTE 7: Derivative Instruments and Hedging Activities

➢	Currency Hedges

We use foreign exchange option and forward contracts to reduce the risk associated with variability in our operating results from foreign currency denominated cash flows. These contracts are designated as foreign currency cash flow hedges covering portions of our twelve-month forecasted cash flows. All contracts are marked-to-market at each balance sheet date with changes in fair value prior to maturity recorded in accumulated other comprehensive income (loss). Included in accumulated other comprehensive income (loss) at both March 31, 2005 and 2004, is a $3 million after-tax loss, which represents the accumulated market value changes in these outstanding foreign exchange option and forward contracts. These contracts are considered highly effective as hedges and will mature when the underlying cash flows being hedged are forecasted to be realized. The cash value less the cost of these contracts will be reflected in earnings at maturity. Changing market conditions will impact the actual amounts to be charged to earnings when these contracts mature. For the three months ended March 31, 2005 and 2004, $2 million and an immaterial amount, respectively, in after-tax losses were recorded against earnings related to foreign currency cash flow hedging contracts which matured during the respective periods. Both the effective and ineffective portions of cash flow hedges recorded in the Consolidated Statements of Operations are classified in other income, net.

We contract with counter-parties to buy and sell foreign currency to offset the impact of exchange rate changes on recognized assets and liabilities denominated in non-functional currencies, including intercompany loans. These contracts generally require exchange of one foreign currency for another at a fixed rate at a future date. These contracts are designated as foreign currency fair value hedges with maturities generally less than twelve months. All contracts are marked-to-market at each balance sheet date with changes in fair value recorded in other income, net. For the three months ended March 31, 2005 and 2004, $2 million in after-tax losses and an immaterial amount of after-tax gains, respectively, were recorded in earnings for foreign currency fair value hedges.

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

Included in other comprehensive income as cumulative translation adjustment for the three months ended March 31, 2005 and 2004, were gains of $39 million and losses of $22 million, respectively, net of respective hedge gains and losses. The amounts that are considered ineffective on these net investment hedges are immaterial and were recorded in interest expense.

The total notional value of derivative and non-functional currency liabilities designated as hedges of net investments outstanding at March 31, 2005 were $747 million compared to $264 million outstanding at March 31, 2004. The following table sets forth the derivative and non-derivative positions designated as hedges of net investments outstanding at March 31, 2005 and 2004 and related cumulative translation losses on these positions:

	2005		2004
(in millions)	Derivative	Non-derivative	Derivative	Non-derivative
Euro	$525	$—	$—	$—
Japanese yen	35	187	72	192

Total	$560	$187	$72	$192

Cumulative Translation Losses	$(70)	$(49)	$(65)	$(53)

➢	Commodity Hedges

We use commodity swap, option and collar contracts to reduce the effects of changing raw material prices. These contracts are designated and accounted for as cash flow hedges. Included in accumulated other comprehensive income (loss) at March 31, 2005 and 2004, are $4 million and $2 million in after-tax gains, respectively, which represents the accumulated market value changes in those outstanding commodity swap, option and collar contracts. These contracts are considered highly effective as hedges and will mature consistent with our purchases of the underlying commodities during the following twenty-four month period. The actual amounts to be charged to earnings will depend upon spot market prices when these contracts mature. For those commodity contracts that matured during the three months ended March 31, 2005 and 2004, immaterial amounts were recorded for each period in cost of goods sold with the related tax effect recorded in tax expense, with respect to those commodity swap, option and collar contracts maturing during the same periods.

➢	Interest Rate Hedges

We use interest rate swap agreements to maintain a desired level of floating rate debt. During October 2003 and May 2004 we entered into interest rate swap agreements with a notional value totaling €400 million, which convert fixed EURIBOR components of €400 million notes due March 9, 2007 to a floating rate based on six-month EURIBOR.

The interest rate swap agreements are designated and accounted for as fair value hedges. The changes in fair value of interest rate swap agreements are marked-to-market through income, together with the offsetting changes in fair value of the underlying notes using the short cut method of measuring effectiveness. As a result, the carrying amount of these notes was increased by $6 million at March 31, 2005 and $4 million at December 31, 2004, while the fair value of the swap agreements was reported as other assets in the same amount. The swap agreements reduced interest expense by $1 million and $7 million for the three months ended March 31, 2005 and 2004, respectively.

The €400 million interest rate swap agreements maturing in 2007 contain credit clauses where each counter-party has a right to settle at market price if the other party is downgraded below investment grade.

On March 28, 2005, we retired $400 million par value, 7.4% coupon U.S. notes scheduled to mature on July 15, 2009, resulting in a $17 million loss. In conjunction with this retirement, we entered into interest rate lock agreements to hedge the debt principal and call premium on the early retirement. The interest rate lock agreements were designated and accounted for as cash flow hedges. Due to changes in market values since inception, we paid $6 million upon settlement of these agreements.

As of March 31, 2005 and 2004, we maintained hedge positions of immaterial amounts that were effective as hedges from an economic perspective but did not qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Such hedges consisted primarily of emerging market foreign currency option and forward contracts, and have been marked-to-market through income, with an immaterial impact on earnings.

NOTE 8: Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended
	March 31,
(in millions)	2005	2004

Net earnings	$159	$114
Other comprehensive income:
Cumulative translation adjustment, net of ($9) and $31 of income taxes, respectively	14	(44)
Current period changes in fair value of derivative instruments qualifying as hedges, net of ($4) and ($1) of income taxes, respectively	7	2
Reclassification to earnings, net of $1 of income taxes	(2)	—
Minimum pension liability, net of $0 and ($14) of income taxes, respectively	(1)	11

	$177	$83

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

Estimated Components of Net Periodic Cost

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(in millions)	2005	2004	2005	2004

Service cost	$19	$17	$1	$1
Interest cost	33	33	7	7
Expected return on plan assets	(38)	(38)	—	—
Amortization of prior service cost	1	1	(1)	(1)
Amortization of net loss	6	3	1	1

Net periodic benefit cost	$21	$16	$8	$8

Employer Contributions

We previously disclosed in our Annual Report filed on Form 10-K for the year ended December 31, 2004, that we expected to contribute $25 million to our smaller international plans in 2005. As of March 31, 2005, approximately $6 million of contributions have been made.

NOTE 10: Restricted Cash

During 2004, we invested $49 million in cash equivalents, considered restricted cash, through a trust designed to meet financial assurance requirements of U.S. state and local environmental agencies with respect to plant operations.

NOTE 11: Inventories

Inventories consist of the following:

(in millions)	March 31, 2005	December 31, 2004

Finished products and work in process	$688	$685
Raw materials	124	117
Supplies	43	39

Total	$855	$841

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) inventory method for domestic inventories, which approximates 50% of the total inventory balance. The remainder is determined by the first-in, first-out (FIFO) method.

NOTE 12: Goodwill

Annual Impairment Review

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to perform, at a reporting unit level, an annual impairment review of goodwill and indefinite-lived intangible assets. Our annual impairment review is as of May 31 of each year. For purposes of this review, we primarily utilize discounted cash flow analysis for estimating the fair value of the reporting units. During 2004, we completed our review and determined that goodwill and indefinite-lived intangible assets were fully recoverable.

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2005, by business segment, are as follows:

		Performance
(in millions)	Coatings	Chemicals	Monomers	Electronic Materials	Adhesives & Sealants	Salt	Total

Balance as of Jan. 1, 2005	$317	$180	$29	$370	$471	$357	$1,724
Goodwill related to acquisitions (1)	—	6	—	3	—	—	9
Currency effects (2)	(5)	(6)	—	—	(5)	—	(16)

Balance as of March 31, 2005	$312	$180	$29	$373	$466	$357	$1,717

(1)	Goodwill related to acquisitions is due to the following: a) The acquisition of a joint venture, b) The purchase of additional shares of Rodel.

(2)	Certain goodwill amounts are denominated in foreign currencies and are translated using the appropriate U.S. dollar exchange rate.

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

Finite-lived Intangible Assets

Finite-lived intangible assets are long-lived intangible assets, other than investments, goodwill and indefinite-lived intangible assets. They are amortized over their estimated useful lives and are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

The following table provides information regarding our intangible assets:

	At March 31, 2005			At December 31, 2004
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization		Amount	Amortization
(in millions)	(2)	(2)	Net	(2)	(2)	Net

Finite-lived Intangibles:
Customer list	$1,011	$(149)	$862	$976	$(138)	$838
Tradename	168	(32)	136	163	(30)	133
Developed technology	407	(140)	267	400	(131)	269
Patents, license agreements and other	161	(92)	69	158	(89)	69

	1,747	(413)	1,334	1,697	(388)	1,309

Indefinite-lived Intangibles:
Tradename	326	(21)	305	318	(20)	298
Strategic location (1)	73	(4)	69	62	(4)	58

	399	(25)	374	380	(24)	356

Total	$2,146	$(438)	$1,708	$2,077	$(412)	$1,665

1)	Strategic location is a specific customer-related asset that recognizes the intangible value of our supply source in relation to a customer’s location.

2)	Certain of our intangible assets are denominated in foreign currencies and are translated using the appropriate U.S. dollar exchange rate. During the first quarter of 2005, we discovered inaccuracies in the methodology being used to translate foreign currency denominated assets, related to our purchase of Morton, into U.S. dollars. As a result, currency translation adjustments related to these assets were understated. During the quarter, we recorded a $33 million increase to our cumulative translation adjustment account, a component of Accumulated Other Comprehensive Loss. The impact to intangible assets was an $82 million increase to the Gross Carrying Amount balances and a $(12) million increase to Accumulated Amortization. For the three months ended March 31, 2005, the currency translation adjustment recorded to Gross Carrying Amount and Accumulated Amortization was $(13) million and $1 million, respectively.

Amortization expense for finite-lived intangible assets was $15 million and $16 million for the three months ended March 31, 2005 and 2004, respectively. Estimated future amortization expense during the next five years is $58 million in 2006, $58 million in 2007, $58 million in 2008, $58 million in 2009 and $58 million in 2010.

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

We are a party in various government enforcement and private actions associated with former waste disposal sites, many of which are on the U.S. Environmental Protection Agency’s (EPA) National Priority List. We have been named a potentially responsible party (PRP) at approximately 140 inactive waste sites where remediation costs have been or may be incurred under the Federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. In some of these matters we may also be held responsible for alleged property damage. We have provided for future costs at certain of these sites. We are also involved in corrective actions at some of our manufacturing facilities.

We consider a broad range of information when we determine the amount necessary for remediation accruals, including available facts about the waste site, existing and proposed remediation technology and the range of costs of applying those technologies, prior experience, government proposals for this or similar sites, the liability of other parties, the ability of other PRPs to pay costs apportioned to them and current laws and regulations. We assess the accruals quarterly and update these as additional technical and legal information becomes available. However, at certain sites, we are unable, due to a variety of factors, to assess and quantify the ultimate extent of our responsibility for study and remediation costs. Among the sites for which we have accrued liabilities are both non-company-owned Superfund sites and company facilities. Our significant sites are described in more detail below.

➢	Wood-Ridge Site

In Wood-Ridge, New Jersey, Morton International (Morton) and Velsicol Chemical Corporation (Velsicol) have been held jointly and severally liable for the cost of remediation of environmental problems associated with a mercury processing plant (Site) acquired by a Morton predecessor. As of the date we acquired Morton, Morton disclosed and accrued for certain ongoing studies related to the Site. In our allocation of the purchase price of Morton, we accrued for additional study costs and additional remediation costs based on the ongoing studies. We are currently in discussions with New Jersey and EPA regarding possible remedial alternatives.

Our exposure at the Site will depend in part on the results of attempts to obtain contributions from others believed to share responsibility. In 2001, Velsicol stopped paying its share of expenses. Velsicol’s indemnitor, Fruit of the Loom, Inc., has been reorganized under Chapter 11 bankruptcy and was discharged of its responsibility for this Site after a payment to us of approximately $1 million. In 2002, the bankruptcy court approved a government settlement entered into with Velsicol, Fruit of the Loom, and other parties, which created a fund to be used to respond to the Velsicol liabilities at several sites, including Wood-Ridge. Although Morton has contractual rights against Velsicol for payment of a share of remedial costs that are not affected by the government settlement, Velsicol has initiated litigation to substitute the fund described above in all documents and agreements connected with the Wood-Ridge site. We are working with Velsicol and the State of New Jersey to resolve this litigation. Regardless of the outcome of the litigation, we believe Velsicol’s ability to pay is limited.

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

During 1996, the EPA notified Morton of possible irregularities in water discharge monitoring reports filed by its Moss Point, Mississippi plant in early 1995. Morton investigated and identified other environmental issues at the plant. Although at the date of acquisition Morton had accrued for some remediation and legal costs, we revised these accruals as part of the allocation of the purchase price of Morton based on our discussions with the authorities and on the information available as of June 30, 2000. In 2000, we reached agreement with the EPA, the Department of Justice and the State of Mississippi, resolving these historical environmental issues. The agreement received court approval in early 2001. The accruals established for this matter were sufficient to cover the costs of the settlement. All operations at this Moss Point facility have now been terminated. Environmental investigation and interim remedial measures are proceeding pursuant to the court approved agreement. As a part of this agreement, 23 of the former Morton chemical facilities were subject to environmental audit by an independent consultant. Findings were provided to the government and discussions with the government on potential penalties are underway.

In December 2002, a complaint was filed in Mississippi on behalf of over 700 plaintiffs against Morton, Rohm and Haas, Joseph Magazzu, a former Morton employee, and the Mississippi Department of Environmental Quality alleging personal injury and property damage caused by environmental contamination. On April 7, 2005, this complaint was dismissed, without prejudice, with respect to all the plaintiffs. Similar complaints filed in Mississippi on behalf of approximately 1,800 other plaintiffs are pending. These are individual plaintiffs since Mississippi procedural rules do not permit class actions. At this time, we see no basis for these claims and we will vigorously defend these cases.

➢	Paterson

We closed the former Morton plant at Paterson, New Jersey in December 2001, and are currently undertaking remediation of the site under New Jersey’s Industrial Site Recovery Act. Investigation of contamination of shallow soils and groundwater is nearly complete, with further investigation of deeper groundwater ongoing. In 2003 we removed a substantial volume of contaminated soil from the site and we are now constructing a full scale remediation system for residual soil and groundwater contamination. We are in negotiations with the United States Department of Justice to resolve claims under the Clean Air Act relating to a 1998 explosion at this location.

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

Our reserves for environmental remediation are recorded appropriately as current and long-term liabilities in the Consolidated Balance Sheets. The amounts charged to pre-tax earnings for environmental remediation and related charges were $4 million and $11 million for the three months ended March 31, 2005 and 2004, respectively, and are primarily recorded as a cost of goods sold in the Consolidated Statements of Operations. The reserves for remediation were $137 million at March 31, 2005 and December 31, 2004, and are recorded as liabilities (current and long-term) in the Consolidated Balance Sheets.

Our reserves represent those costs that we believe to be probable and reasonably estimable. Other costs, which have not met the definition of probable, but are reasonably possible and estimable, have been included in our disclosure of reasonably possible loss contingencies. In addition to accrued environmental liabilities, we have identified reasonably possible loss contingencies related to environmental matters of approximately $88 million and $80 million at March 31, 2005 and December 31, 2004, respectively.

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

In addition, we are a party to eight private civil antitrust actions that have been consolidated in the U.S. District Court for the Eastern District of Pennsylvania, including one that originally had been filed in State Court in Ohio. These actions have been brought against Rohm and Haas and other producers of plastics additives products by direct purchasers of these products and seek civil damages as a result of alleged violations of the antitrust laws. The named plaintiffs in each of these actions are seeking to sue on behalf of all similarly situated purchasers of plastics additives products. Federal law provides that persons who have been injured by violations of Federal antitrust law may recover three times their actual damages plus attorneys fees. Ohio state antitrust law provides for double damage indemnity. In May 2004, another lawsuit was filed in State Court in California seeking to recover damages on behalf of California’s indirect purchasers of plastics additives products. In January 2005, an indirect purchaser case was filed in State Court in Tennessee seeking to recover damages on behalf of a class of indirect purchasers residing in Tennessee and 22 other states and the District of Columbia, and another lawsuit was filed in State Court in Vermont seeking damages on behalf of a class of Vermont indirect purchasers. Also in January 2005, a direct purchaser of plastics additives products filed a lawsuit in the U.S. District Court for the District of Ohio alleging its own individual claims for damages. In February 2005, three additional indirect purchaser cases were filed in State Courts in Nebraska, Ohio and Arizona. We do not believe any of these cases has merit and will vigorously defend against them.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following commentary should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements for the year ended December 31, 2004, and Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in our 2004 Annual Report filed on Form 10-K with the Securities and Exchange Commission (SEC).

Within the following discussion, unless otherwise stated, “three month period” refers to the three months ended March 31, 2005, and “prior period” refers to comparisons with the corresponding period in the previous year.

Forward-Looking Information

This document contains forward-looking information so that investors will have a better understanding of our future prospects and make informed investment decisions. Forward-looking statements within the context of the Private Securities Litigation Reform Act of 1995 include statements anticipating future growth in sales, earnings, earnings before interest, taxes, depreciation and amortization and cash flows. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” and similar language to describe prospects for future operations or financial condition identify such forward-looking statements. Forward-looking statements are based on management’s assessment of current trends and circumstances, which may be susceptible to uncertainty, change or any other unforeseen development. Results could differ materially depending on such factors as changes in business climate, economic and competitive uncertainties, the cost of raw materials, natural gas, and other energy sources and the ability to achieve price increases to offset such cost increases, foreign exchange rates, interest rates, acquisitions or divestitures, risks in developing new products and technologies, the impact of new accounting standards, assessments for asset impairments, the impact of tax and other legislation and regulation in the jurisdictions in which we operate, changes in business strategies, or the unanticipated costs of complying with environmental and safety regulations. As appropriate, additional factors are described in our 2004 Annual Report filed on Form 10-K with the SEC on March 1, 2005. We are under no obligation to update or alter our forward-looking statements, as a result of new information, future events or otherwise.

Company Overview

We are a global specialty materials company that began over 90 years ago when a chemist, Otto Rohm, and a businessman, Otto Haas, decided to form a partnership to make a unique chemical product for the leather industry. That once tiny firm, now known as Rohm and Haas Company, reported sales of $7.3 billion in 2004 on a portfolio of global businesses including specialty chemicals, electronic materials and salt. Today, we leverage science and technology to design materials and processes that enable our customers’ products to work. We serve a broad segment of dynamic markets, the largest of which include: construction and building, electronics, packaging, household products, personal care, automotive and food. To serve these markets, we have significant operations in approximately 100 manufacturing and 37 research facilities in 27 countries with approximately 17,000 employees. Our geographic reach continues to expand with approximately 54% of our sales in North America, 26% in Europe, 16% in Asia-Pacific and 4% in Latin America.

Industry Dynamics

Over the past decade, the global chemical industry has grown faster than the overall Gross Domestic Product. Projections for the next several years suggest this will likely continue. We expect the highest growth rates over the next ten years will be in the Asia-Pacific region.

The specialty materials industry is highly competitive. In some sectors, global value chains dynamics have put specialty materials producers between the large global petrochemical producers and the large down stream retailers. In addition, the varying regional growth rates, the instant access to vast amounts of information, and highly efficient commercial transactions enabled by the internet are testing the historical industry business models. We believe growth opportunities exist for companies with the right business portfolio of value-added products, a global presence, and the flexibility to cope with the changing macro-industry trends.

Our Strategic Focus

Our focus is to grow both revenues and earnings through organic growth and to deploy our strong cash position in a balanced approach to add value to our stockholders, while managing the company within the highest ethical standards.

Organic Growth We are committed to increasing sales and profitability in our existing segments through:

•	Innovation — focusing our research investment on development of new products and new technologies and opportunities, particularly in the areas of our world class acrylic and electronic material technologies;

•	Marketing excellence — focusing our energies on the fastest growing market segments; cultivating our name recognition in the marketplace, while differentiating ourselves from our competitors;

•	Geographic reach — leveraging our geographic footprint to take advantage of market demand and capitalizing on our presence in the high growth Asia-Pacific region and emerging markets of Central and Eastern Europe; and

•	Growth through efficiency — leveraging our state-of-the art information technology infrastructure, through improved standardization and simplification of work processes, the ongoing realignment of our global manufacturing footprint to meet customer demand, as well as highly efficient and functionally excellent administrative support services.

Cash Generation
We generated $882 million and $953 million in cash from operating activities during 2004 and 2003, respectively, and we expect to generate in excess of $1 billion during 2005. On March 28, 2005, we retired $400 million par value, 7.4% coupon U.S. Notes maturing on July 15, 2009. Our multi-year program to reduce debt has now largely been completed. We now plan to use our strong cash generation capabilities to increase stockholder value through higher dividends, strategic investments in our core businesses and technologies and stock repurchases, as appropriate. We intend to deploy our cash to generate stockholder value through higher dividends, strategic investments in our core businesses and technologies, and stock repurchases, as appropriate, specifically to:

•	Continue to pay higher cash dividends to our stockholders. We have 26 years of continuous annual dividend growth. During this 26-year period, our dividend has grown at an average annual compound rate of 10%.

•	Reinvest in core businesses through our capital expenditure program to drive profitable growth and enhance stockholder value. We may also consider selected acquisitions or alliances in targeted areas.

•	Repurchase our common stock. In December 2004, our Board of Directors authorized the repurchase of up to $1 billion of our common stock through 2008, with the timing of the purchases depending on market conditions and other priorities for cash. As of April 11, 2005, we had repurchased 2.5 million shares at a cost of $119 million.

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

Our Board of Directors devotes substantial time in reviewing our business practices with regard to the norms of institutional integrity. Our Board is comprised of 15 directors, of which 14 are non-employees. The Audit, Nominating and Governance and Executive Compensation committees of the Board are all entirely composed of independent directors.

Summary of Financial Results

In the first quarter of 2005, we reported sales of $2,022 million, a 10% increase over the first quarter of 2004, reflecting higher selling prices in most of our businesses, the favorable impact of currencies and lower overall demand. Gross profit margin increased to 30.2% from 28.8% in the first quarter of 2004, due to higher selling prices and the favorable impact of currencies, more than offsetting higher raw material, energy and manufacturing costs. Selling and administrative expenses increased 4% on a year-on-year basis, as the favorable impact of recent cost savings initiatives was more than offset by higher employee-related costs, including an adjustment to stock-based compensation as noted below, and the unfavorable impact of currency. Research and development spending decreased 3% over the same period in 2004 reflecting tight control on discretionary spending.

During the first quarter we became aware of a provision of SFAS No. 123, “Accounting for Stock-Based Compensation,” which resulted in an acceleration of our stock-based compensation for retirement eligible employees where our plans provide for immediate vesting upon their retirement. This resulted in approximately $21 million (pre-tax) in higher than expected selling and administrative expense for the quarter ended March 31, 2005, of which $12 million related to prior periods.

In the first quarter of 2005, we reported earnings of $159 million, or $0.70 per share, as compared to $114 million or $0.51 per share in the first quarter of 2004.

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

In reviewing such matters, we consider a broad range of information, including the claims, demands, settlement offers received from governmental authorities or private parties, estimates performed by independent third parties, identification of other responsible parties and an assessment of their ability to contribute as well as our prior experience, to determine if a liability is probable and if the value is estimable. If both of these conditions are met, we record a liability. If we believe that no best estimate exists, we accrue the minimum in a range of possible losses, and disclose any material reasonably possible additional losses. If we determine a liability to be only reasonably possible, we consider the same information to estimate the possible exposure and disclose the potential liability.

Our most significant reserves have been established for remediation and restoration costs associated with environmental damage. As of March 31, 2005, we have $137 million reserved for environmental-related costs. We conduct studies and site surveys to determine the extent of environmental damage and necessary remediation. With the expertise of our environmental engineers and legal counsel, we determine our best estimates for remediation and restoration costs. These estimates are based on forecasts of future costs for remediation and change periodically as additional and better information becomes available. Changes to assumptions and considerations used to calculate remediation reserves could materially affect our results of operations. If we determine that the scope of remediation is broader than originally planned, discover new contamination, discover previously unknown sites or become subject to related personal injury or property damage claims, our estimates and assumptions could materially change.

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

In the determination of our current year tax provision, we assume that substantially all of the foreign earnings are remitted to the United States and since, upon remittance, such earnings are taxable, we provide federal income taxes on income from our foreign subsidiaries. In addition, we operate within multiple taxing jurisdictions and are subject to audit within these jurisdictions. We record accruals for the estimated outcomes of these audits. We adjust these accruals, if necessary, upon the completion of tax audits or changes in tax law. Since significant judgment is required to assess the future tax consequences of events that have been recognized in our financial statements or tax returns, the ultimate resolution of these events could result in adjustments to our financial statements and such adjustments could be material. Therefore, we consider such estimates to be critical to the preparation of our financial statements.

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

To the extent that exact amounts are not determinable, we have established reserves for such initiatives by calculating our best estimate of employee termination costs utilizing detailed restructuring plans approved by management. Reserve calculations are based upon various factors including an employee’s length of service, contract provisions, salary level and health care benefit choices. We believe the estimates and assumptions used to calculate these restructuring provisions are appropriate, and although significant changes are not anticipated, actual costs could differ from the assumptions and considerations used in estimating reserves should changes be made in the nature or timing of our restructuring plans. The resulting change could have a material impact on our results of operations or financial position.

➢	Long-Lived Assets

Our long-lived assets include land, buildings and equipment, long-term investments, goodwill, indefinite-lived intangible assets and other intangible assets. Long-lived assets, other than investments, goodwill and indefinite-lived intangible assets, are depreciated over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying value may not be recoverable. Such circumstances would include a significant decrease in the market price of a long-lived asset, a significant adverse change in the manner in which the asset is being used or in its physical condition, or a history of operating or cash flow losses associated with the use of the asset. In addition, changes in the expected useful life of these long-lived assets may also be an impairment indicator. As a result, future decisions to change our manufacturing footprint or exit certain businesses could result in material impairment charges.

When such events or changes occur, we estimate the future cash flows expected to result from the assets’ use and, if applicable, the eventual disposition of the assets. The key variables that we must estimate include assumptions regarding sales volume, selling prices, raw material prices, labor and other employee benefit costs, capital additions and other economic factors. These variables require significant management judgment and include inherent uncertainties since they are forecasting future events. If such assets are considered impaired, they are written down to fair value as appropriate.

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

We employ a Weighted Average Cost of Capital (WACC) approach to determining our discount rate for goodwill recoverability testing. Our WACC calculation includes factors such as the risk free rate of return, cost of debt and expected equity premiums. The factors in this calculation are largely external to our Company and therefore beyond our control. The average WACC utilized in our annual test of goodwill recoverability in May, 2004 was 9.5%. A 1% change in the WACC will result in an approximate 15% change in the computed fair value of our reporting units. The following table summarizes the major factors that influence the rate:

	2004	2003

Risk free rate of return	5.4%	4.5%
Cost of debt	7.2%	7.1%
Market risk premium	4.0%	5.0%

The change in risk free rate of return is due to the overall increase in the U.S. interest rates between the dates of our annual impairment testing in May 2003 and May 2004. In 2004, we reduced our estimate of the market risk premium to reflect management’s best estimate of its WACC. The reduction is consistent with market risk premiums used in our other financial estimates.

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

The fair values of our long-term investments are dependent on the financial performance and solvency of the entities in which we invest, as well as volatility inherent in their external markets. In assessing potential impairment for these investments, we will consider these factors as well as the forecasted financial performance of these investment entities. If these forecasts are not met, we may have to record impairment charges.

➢	Pension and Other Employee Benefits

Certain assumptions are used to measure plan obligations and related assets of Company-sponsored defined benefit pension plans, post-retirement benefits, post-employment benefits (e.g. medical, disability) and other employee liabilities. Plan obligations and annual expense calculations are based on a number of key assumptions. These assumptions include the weighted-average discount rate at which obligations can be effectively settled, the anticipated rate of future increases in compensation levels, the expected long-term rate of return on assets, increases or trends in health care costs and estimated mortality. We use actuaries to assist us in preparing these calculations and determining these assumptions. These assumptions involve inherent uncertainties, which may not be controllable by management, and as a result, adjustments to expense may be required in future periods. We believe that the current assumptions and other considerations used to estimate plan obligations and annual expense are appropriate. However, if the actual outcome differs from our estimates and assumptions, the resulting change could have a material impact on the consolidated results of operations and statement of position. The weighted-average discount rate and the estimated return on plan assets used in our determination of pension expense are as follows:

	2005		2004
	U.S.	Non-U.S.	U.S.	Non-U.S.

Weighted-average discount rate	5.80%	5.50%	6.25%	5.73%
Estimated return on plan assets	8.50%	7.46%	8.50%	7.40%

The following illustrates the annual impact on pension expense of a 50 basis point increase or decrease from the assumptions used at December 31, 2004.

					Combined
	Weighted-Average Discount		Estimated Return on		Increase/(Decrease)
	Rate		Plan Assets		Pension Expense
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

50 basis point increase	$(8.0)	$(5.8)	$(6.2)	$(2.4)	$(14.2)	$(8.2)
50 basis point decrease	$8.4	$5.5	$6.2	$2.4	$14.6	$7.9

The annual impact on other postretirement employee benefits expense of a 50 basis point increase or decrease from the discount rate at December 31, 2004 is immaterial.

FIRST QUARTER 2005 VERSUS FIRST QUARTER 2004 — CONSOLIDATED

Net Sales and Gross Profit

In the first quarter of 2005, we reported consolidated net sales of $2,022 million, an increase of 10% or $190 million from prior period net sales of $1,832 million. This increase is primarily driven by higher selling prices across most of our businesses and the favorable impact of currencies partially offset by lower overall demand as presented below:

Sales Change for the First Quarter 2005

Volume/mix	$(35)
Selling price	183
Currency	41
Other	1

Total change	$190

Our gross profit for the first quarter of 2005 was $610 million, an increase of 16% or $82 million from $528 million in the first quarter of 2004, due largely to higher sales, partially offset by higher raw material and energy costs. Gross profit margin increased to 30.2% from 28.8% in the first quarter of 2004.

In 2005, we continue to experience increased raw material and energy prices; however, it is difficult to predict the extent and duration of higher prices. To support our operations on an annual basis, we purchase approximately 3.6 billion pounds of petrochemical-based raw materials globally. The single largest of these raw materials is propylene at approximately 1.3 billion pounds annually. We are making efforts to mitigate the impact of escalating raw material and energy costs primarily by increasing selling prices, exercising control over discretionary spending, and utilizing swap, option and collar contracts. While we cannot predict whether current raw material prices will decrease in the future, we have been somewhat successful at managing the impact through the strategies listed above. Additionally, we have incurred higher expenses for employee-related benefits, such as wages and pension expense in 2005. Overall, we anticipate our gross profit margins will be approximately 30%.

Selling and Administrative Expense

Selling and administrative expense increased 4% or $11 million from $248 million in the first quarter of 2004. The increase was primarily due to the favorable impact of recent cost savings initiatives offset by higher employee-related costs, including an adjustment to stock-based compensation, and the unfavorable impact of currency.

Research and Development Expense

Research and development expenses for the first quarter of 2005 were $64 million, a 3% decrease from $66 million in the first quarter of 2004 due to tight control of discretionary expenses.

Interest Expense

Interest expense for the current quarter was $35 million compared with $30 million in the prior period. This increase was primarily the result of a higher interest rate on our 7.4%, July 15, 2009 U.S. debt, which we partially retired at the end of March. During the second quarter last year we cashed out an interest swap contract, an action which generated $43 million in cash and fixed the interest rates on this debt, but at higher long-term rates. The $43 million proceeds were used to fund most of the premium paid to retire this debt on March 28, 2005. As a result, we expect future quarterly interest expense to average $5 million lower than in prior year.

Amortization of Finite-lived Intangible Assets

Amortization of finite-lived intangible assets for the current quarter was $15 million, a 6% decrease from $16 million in prior period.

Restructuring and Asset Impairments

2005

Severance and Employee Benefits

In the first quarter of 2005, income was favorably impacted by $7 million, net, related to restructuring for severance and employee benefits. Included in this amount is $1 million of expense for severance and associated employee benefits affecting 27 positions within our Electronic Materials segment, and adjustments of $8 million to reduce restructuring reserves recorded in prior years. These changes in estimates are largely related to our North American support services restructuring announced in the fourth quarter of 2003. The reversals were necessary to adequately reflect more accurate estimates of remaining obligations related to severance and other employee benefit costs as some employees have been redeployed, while in other cases the employees affected by the workforce reductions were able to fill positions left vacant through natural attrition. In addition, the majority of our European restructuring announced in June 2003, was completed. We do not anticipate any further severance costs associated with this initiative, and accordingly, the reserves were reversed. The remaining restructuring reserve balances are considered adequate to cover committed restructuring actions. Our restructuring initiatives are generally completed in 12 to 18 months. We expect approximately $6 million in annual cost savings from the new Electronic Materials initiative.

Asset Impairments

In the first quarter of 2005, we recognized $2 million of asset impairment charges. The charges consisted of $1 million of net fixed assets and $1 million of finite-lived intangible assets within the Circuit Board Technologies business of our Electronic Materials segment.

In general, we continue to analyze other efficiency initiatives, including plant closures, manufacturing footprint redesign and organizational restructuring brought about by the implementation of our Enterprise Resource Planning system. If approved by management, significant future initiatives could result in material restructuring and asset impairment charges. We believe that it is possible that additional restructuring activities will be approved during 2005 which could result in restructuring and asset impairment charges. We are currently not able to estimate the impact of these charges although they could be material.

2004

Severance and Employee Benefits

In the first quarter of 2004, we reversed $2 million in restructuring reserves for changes in estimates to provisions established for prior period initiatives. We did not record any new restructuring and asset impairment charges in the first quarter of 2004.

Early Extinguishment of Debt

In March of 2005, we retired $400 million of our 7.4% notes scheduled to mature on July 15, 2009. The retirement resulted in a loss of $17 million. This loss represents the premium in excess of carrying value necessary to extinguish the debt early.

Share of Affiliate Earnings, net

Affiliate net earnings for the current quarter was $3 million, flat with the $3 million in the prior period.

Other (Income) Expense, net

In the first quarter of 2005, net other income was $3 million as compared to $3 million of expense in the first quarter of 2004. This increase in other income is primarily due to $5 million of lower foreign currency losses and an increase in interest income of $3 million offset by a decrease in royalties.

Effective Tax Rate

We recorded a provision for income tax expense of $70 million for the first quarter of 2005 reflecting an effective tax rate of 30.4% which compares favorably to the 31.8% effective rate for earnings in 2004. The decrease in the effective rate was primarily due to lower taxes on foreign earnings.

Net Earnings

In the first quarter of 2005, we reported earnings of $159 million, or $0.70 per share, as compared to $114 million or $0.51 per share in the first quarter of 2004.

FIRST QUARTER 2005 VERSUS FIRST QUARTER 2004 – BY BUSINESS SEGMENT

Net Sales by Business Segment and Region

	Three Months Ended
	March 31,
(in millions)	2005	2004

Business Segment
Coatings	$624	$566
Performance Chemicals	404	378
Monomers	477	298
Electronic Materials	302	302
Adhesives and Sealants	193	176
Salt	318	284
Elimination of Intersegment Sales	(296)	(172)

Total	$2,022	$1,832

Customer Location
North America	$1,091	$975
Europe	529	489
Asia-Pacific	328	307
Latin America	74	61

Total	$2,022	$1,832

Earnings by Business Segment (1,2)

	Three Months Ended
	March 31,
(in millions)	2005	2004

Business Segment
Coatings	$49	$55
Performance Chemicals	42	35
Monomers	59	14
Electronic Materials	25	28
Adhesives and Sealants	16	13
Salt	30	24
Corporate (3)	(62)	(55)

Total	$159	$114

1)	Earnings (loss) were tax effected using our overall consolidated effective tax rate.

2)	In 2005, we have adopted a streamlined and consistent methodology for allocating shared service costs across all business units and redefined corporate expenses to provide improved management reporting. We have reclassified our 2004 results to conform to this change.

3)	Corporate includes certain corporate governance costs, interest income and expense, environmental remediation expense, insurance recoveries, costs associated with discontinued operations, exploratory research and development expense, balance sheet currency translation gains and losses and any unallocated portion of shared services.

Provision for Restructuring and Asset Impairment by Business Segment

	Three Months Ended
Pre-Tax	March 31,
(in millions)	2005	2004

Business Segment
Coatings	$—	$—
Performance Chemicals	(1)	—
Monomers	—	—
Electronic Materials	4	—
Adhesives and Sealants	(1)	(2)
Salt	—	—
Corporate	(6)	—

Total	$(4)	$(2)

	Three Months Ended
After-Tax	March 31,
(in millions)	2005	2004

Business Segment
Coatings	$—	$—
Performance Chemicals	(1)	—
Monomers	—	—
Electronic Materials	3	—
Adhesives and Sealants	—	(1)
Salt	—	—
Corporate	(5)	—

Total	$(3)	$(1)

Coatings

Net sales from Coatings were $624 million, an increase of 10% or $58 million from net sales of $566 million in 2004, primarily driven by higher selling prices and favorable currency partially offset by lower volume. Sales from Architectural and Functional Coatings, which account for the majority of total Coatings sales, increased 14% over the prior year attributable primarily to higher selling prices and favorable currency, partially offset by lower demand. This decrease in demand is attributable to a weak start to the do-it-yourself paint season, as well as some weakness in the Asia Pacific region. Powder Coatings sales decreased 7% primarily due to lower demand in Europe due to softness in the marketplace and share loss. Demand in North America was also down from the previous year period, in line with the ongoing shift in downstream customers to Asia Pacific. This impact was only partially offset by the favorable impact of currency and some increase in pricing. Automotive Coatings sales decreased 3% from the prior period, primarily driven by lower demand from U.S. producers as auto builds have decreased, only partially offset by share gains. We continue to see progress across the Coatings businesses with our newer technologies, such as our formaldehyde free cross linking technology in Architectural and Functional Coatings for end uses such as insulation. In Powder Coatings we see strong growth in acrylic clear coatings for automotive wheels and growing use of our new technology for heat resistant powder finishes.

Earnings of $49 million in 2005 were down from $55 million in 2004. Higher selling prices and the favorable impact of currencies were offset by higher raw material, energy and selling and administrative costs, as well as lower demand.

Performance Chemicals

In the first quarter of 2005, net sales from Performance Chemicals were $404 million, an increase of 7% or $26 million from prior period net sales of $378 million driven by higher selling prices and the favorable impact of currencies, partially offset by lower overall demand. Sales from Plastics Additives increased 4% from the prior period mostly driven by higher pricing across all regions and favorable currency offset by lower demand. The lower demand is primarily focused in Europe and Asia due to an economic slowdown in the construction market, share loss in lower margin products, as well as the effect of pre-buying during the fourth quarter of 2004 in Asia before price increases went into place. This business is seeing growth in products such as PVC form processing aids and tin stabilizers in North

America, as well as gains from the replacement of acrylic copolymer in Europe. Sales from Consumer and Industrial Specialties increased 14% over the prior period. The majority of the increase was due to higher selling prices, favorable currency and favorable product mix associated with new products. The business is enjoying strong demand for its personal care and biocide products, and recently brought several new hair fixative polymers to market that are targeted for use in aerosol and gel applications. Net sales from Process Chemicals increased 4% primarily due to the favorable impact of currency and higher pricing, while demand was flat overall. Continued strong demand in industrial markets in North America and in the power and ultra high purity water markets in Asia were offset by weakness in some European markets. There remains good growth in pharmaceutical market applications, as well as solid demand in the gear oil market for heavy machinery and related products.

Earnings of $42 million for the first quarter of 2005 increased by $7 million from $35 million in the prior period. The 2005 growth in earnings was driven by higher sales and cost efficiencies which more than offset higher raw material and energy costs.

Monomers

In the first quarter of 2005, net sales from Monomers were $ 477 million, an increase of $ 179 million or 60% from prior period net sales of $298 million. Net sales figures for Monomers include sales to our internal downstream monomer-consuming businesses – primarily Architectural and Functional Coatings, Adhesives and Sealants and Performance Chemicals as well as sales to third party customers. Sales to external customers increased 44% to $181 million in the first quarter of 2005 from $126 million in the prior period. These increases in sales can be attributed primarily to improved pricing implemented to offset raw material and energy costs.

	Three Months Ended
	March 31,
(in millions)	2005	2004

Total sales	$477	$298
Elimination of intersegment sales	(296)	(172)

Third party sales	$181	$126

Earnings of $59 million for the first quarter of 2005 increased from the $14 million in the prior period, as increased selling prices more than offset higher raw material and energy costs associated with these sales. This was made possible due to a combination of tight global supply for monomer products and a change in customer pricing to monthly raw material based formulas instead of fixed quarterly pricing. In general, monthly pricing minimizes the lag in updating customer pricing when raw material costs change. We anticipate there will be an increase in global monomer supply throughout 2005 as a result of new production facilities that will be coming on-line. We expect this additional supply to create some downward pressure on the Monomers pricing and margins in the upcoming quarters.

Electronic Materials

In the first quarter of 2005, net sales from Electronic Materials remained flat at $302 million compared to the prior year period. The favorable impact of currencies essentially offset normal selling price declines while overall demand was flat. Sales of advanced technology products, such as deep ultra-violet photoresists, anti-reflective coatings and chemical mechanical planarization pads and slurries increased 2% from the prior year period. Sales from Circuit Board Technologies decreased 2% over the prior year driven by weaknesses in both the U.S. and European markets, which was only partially offset by continued growth in Asia. Sales from Semiconductor Technologies were flat compared to 2004, with higher demand in Asia-Pacific and Europe offsetting some weakness in North America. Sales from Packaging and Finishing Technologies increased 2% from the prior period, the result of growth in Europe and Asia.

Earnings of $25 million decreased by 11% as compared to $28 million in 2004 primarily due to restructuring charges.

Adhesives and Sealants

In the first quarter of 2005, net sales from Adhesives and Sealants were $193 million, an increase of 10% or $17 million from the net sales of $176 million in 2004, primarily driven by higher pricing and the impact of favorable foreign currencies, partially offset by lower demand. The overall lower demand was primarily in the lower end pressure sensitive adhesive markets and the result of deliberate decisions to make portfolio adjustments in the face of raw-material related constraints.

Earnings of $16 million in 2005 increased by 23% compared to $13 million in 2004. The earnings growth in 2005 is driven by selling price improvements, which helped to offset higher raw materials and energy costs.

While the performance of this business has improved over the prior year, future improvement plans may be needed to meet our expectations and could result in material restructuring and asset impairment charges. If we are unable to achieve the expected margins for this business, it could adversely impact the discounted estimated future cash flows for this segment, which are used to test the recoverability of goodwill. This could result in material goodwill and intangible asset impairment charges if the fair value falls below the book value of Adhesives and Sealants’ net assets.

Salt

In the first quarter of 2005, net sales from Salt were $318 million, an increase of 12% over the prior year period of $284 million, reflecting higher demand in ice control markets due to favorable winter weather, increased selling prices and positive impact of currency.

Earnings for the quarter were $30 million in 2005, an increase of 25% compared to $24 million in 2004. The favorable impact of higher selling prices, ice control volume gains and lower overall selling and administrative spending more than offset higher production costs.

Corporate

Corporate reported net expenses of $62 million in the first quarter of 2005, compared to prior period expenses of $55 million. The increase was primarily due to the cost associated with the early extinguishment of debt and the adjustment to stock based compensation, partially offset by reduced consulting and environmental remediation expenses, and the reversal of restructuring charges.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Maintaining a strong balance sheet is one of our important objectives. On March 28, 2005, we retired $400 million par value, 7.4% coupon U.S. notes scheduled to mature on July 15, 2009. Our multi-year program to reduce debt has now largely been completed. As of March 31, 2005, our debt ratio (total debt in proportion to total debt plus stockholders’ equity) was 37%, down from 42% as of December 31, 2004. Over the next several years, we expect to pursue growth strategies and provide cash returns to our stockholders without significantly increasing this ratio. We intend to deploy our cash to generate stockholder value through higher dividends, strategic investments in our core businesses and technologies and stock repurchases, as appropriate, specifically to:

•	Continue to pay higher cash dividends to our stockholders. We have 26 years of continuous annual dividend growth. During this 26-year period, our dividend has grown at an average annual compound rate of 10%.

•	Reinvest in core businesses through our capital expenditure program to drive profitable growth and enhance stockholder value. We may also consider selected acquisitions or alliances in targeted areas.

•	Repurchase our common stock. In December 2004, our Board of Directors authorized the repurchase of up to $1 billion of our common stock through 2008, with the timing of the purchases depending on market conditions and other priorities for cash. As of April 11, 2005, we had repurchased 2.5 million shares at a cost of $119 million.

In the three months ended March 31, 2005, our primary source of liquidity was our cash from prior year end and our principal uses of cash were reduction of debt, capital expenditures, dividends and our stock repurchase program. These are summarized in the table below:

	Three Months Ended
	March 31,
(in millions)	2005	2004

Cash provided by operations	$41	$29
Capital expenditures	(48)	(54)
Dividends	(57)	(49)
Debt Reduction	(301)	—
Stock Repurchase Program	(29)	—

Cash Provided by Operations

Cash provided by operations was $41 million for the three months ended March 31, 2005, which is more than the $29 million, generated in the prior year period. The increase is due primarily to our higher earnings partially offset by the annual payment of employee bonuses which exceeded bonuses paid in prior year period.

The cash flow we generate from operating activities is typically concentrated in the third and fourth quarters. This is due to the seasonal working capital patterns in some of our core businesses, such as Coatings, as well as the timing of certain annual payments such as employee bonuses, interest on debt and property taxes. For the full year, we expect cash from operating activities to exceed $1 billion as compared to $882 million for 2004. Maintaining strong operating cash flow through earnings and working capital management will continue to be an important objective.

Capital Expenditures

We intend to manage our capital expenditures to take advantage of growth and productivity improvement opportunities as well as to fund on-going environmental protection and plant infrastructure requirements. We have a well defined review procedure for the authorization of capital projects. The first quarter of 2005 capital expenditures are below the prior year period expenditures due primarily to the completion of our multi-year Enterprise Resource Planning (ERP) system implementation, which occurred in May 2004. Capital expenditures for this implementation were $13 million for the three months ended March 31, 2004. Projected capital expenditures for fiscal year 2005 of approximately $360 million, compared to $322 in fiscal year 2004, are not expected to exceed depreciation expense.

Dividends

Total common stock dividends paid in the three months ended March 31, 2005 were $57 million or $0.25 per share, compared to $49 million or $0.22 per share in the prior year period. Common stock dividends have been paid each year since 1927. The payout has increased annually since 1977 at a 10% compound annual growth rate.

Debt Reduction

In March of 2005, we retired $400 million of our 7.4% notes. The retirement resulted in a loss of $17 million. We expect our interest expense to decrease by approximately $21 million a year through July 2009 due to the debt retirement. This early retirement was enabled by the strong cash flow from prior year operations.

Stock Repurchase Program

As part of the $1 billion stock repurchase program, approved in December 2004, we repurchased $29 million of our stock or approximately 600,000 shares during the first quarter of 2005. Since March 31, 2005, an additional 1.9 million shares totaling approximately $90 million have been repurchased under the program.

Other Cash Flow Information

Included in cash used in investing activities in 2005 is $9 million expended to settle foreign exchange forward and currency collar contracts used to hedge our investments in euro and yen-based operating units. Additional information regarding our hedging activities is summarized in Note 7 to the Consolidated Financial Statements. Included in cash used for financing activities is $42 million in proceeds from the exercise of stock options.

During 2004, we invested $49 million in cash equivalents, considered restricted cash, through a trust designed to meet financial assurance requirements of U.S. state and local environmental agencies with respect to plant operations.

Liquidity and Debt

As of March 31, 2005, we had $277 million in cash, including restricted cash, and $2,278 million in debt compared with $674 million and $2,640 million, respectively, at December 31, 2004. A summary of our cash and debt balances is provided below:

	March 31,	December 31,
(in millions)	2005	2004

Short-term obligations	$189	$77
Long-term debt	2,089	2,563

Total debt	$2,278	$2,640

Cash and cash equivalents	$228	$625
Restricted cash	49	49

Total	$277	$674

While our primary source of short-term liquidity will be cash flows from operations, this will be supplemented with commercial paper and bank borrowings to support periodic local working capital needs. As of March 31, 2005, we had $63 million of commercial paper outstanding. The remainder of our short term debt is primarily comprised of local bank facilities borrowings. In October 2003, we entered into a $500 million revolving credit facility with a syndicated group of banks. This facility is committed until October 2006 and is not contingent upon our credit rating. As of March 31, 2005, we did not have any drawings against this facility. Management believes that our financial resources will adequately meet our business requirements during the next twelve months, including planned expenditures, working capital requirements and the dividend program.

Moody’s and Standard & Poors currently rate our senior unsecured long-term debt A-3 and BBB+, respectively, with stable outlooks; and our short-term commercial paper, P2 and A2, respectively. In general, we believe Single A ratings are consistent with the objectives of our long-term financial policies.

Pension Plan Funding

Our U.S. ERISA-qualified pension plans represent approximately 80% of our pension plan assets and do not require additional funding in 2005. However, the amount and the timing of any funding will be dependent on changes in the level of interest rates and the actual rate of return earned on plan assets. Funding could be accelerated if interest rate levels used to value liabilities decline or if assets fail to earn the assumed rate of return of 8.5%. For our smaller international plans, we contributed approximately $20 million to meet funding needs in 2004. We expect to contribute $25 million in 2005. Provided there is no further decline of the global capital markets, we expect this annual level of funding to be sufficient to meet our non-U.S. plan needs over the next several years.

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

We are a party in various government enforcement and private actions associated with former waste disposal sites, many of which are on the U.S. Environmental Protection Agency’s (EPA) National Priority List. We have been named a potentially responsible party (PRP) at approximately 140 inactive waste sites where remediation costs have been or may be incurred under the Federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. In some of these matters we may also be held responsible for alleged property damage. We have provided for future costs at certain of these sites. We are also involved in corrective actions at some of our manufacturing facilities.

We consider a broad range of information when we determine the amount necessary for remediation accruals, including available facts about the waste site, existing and proposed remediation technology and the range of costs of applying those technologies, prior experience, government proposals for this or similar sites, the liability of other parties, the ability of other PRPs to pay costs apportioned to them and current laws and regulations. We assess the accruals quarterly and update these as additional technical and legal information becomes available. However, at certain sites, we are unable, due to a variety of factors, to assess and quantify the ultimate extent of our responsibility for study and remediation costs. Among the sites for which we have accrued liabilities are both non-company-owned Superfund sites and company facilities. Our significant sites are described in more detail below.

➢	Wood-Ridge Site

In Wood-Ridge, New Jersey, Morton International (Morton) and Velsicol Chemical Corporation (Velsicol) have been held jointly and severally liable for the cost of remediation of environmental problems associated with a mercury processing plant (Site) acquired by a Morton predecessor. As of the date we acquired Morton, Morton disclosed and accrued for certain ongoing studies related to the Site. In our allocation of the purchase price of Morton, we accrued for additional study costs and additional remediation costs based on the ongoing studies. We are currently in discussions with New Jersey and EPA regarding possible remedial alternatives.

Our exposure at the Site will depend in part on the results of attempts to obtain contributions from others believed to share responsibility. In 2001, Velsicol stopped paying its share of expenses. Velsicol’s indemnitor, Fruit of the Loom, Inc., has been reorganized under Chapter 11 bankruptcy and was discharged of its responsibility for this Site after a payment to us of approximately $1 million. In 2002, the bankruptcy court approved a government settlement entered into with Velsicol, Fruit of the Loom, and other parties, which created a fund to be used to respond to the Velsicol liabilities at several sites, including Wood-Ridge. Although Morton has contractual rights against Velsicol for payment of a share of remedial costs that are not affected by the government settlement, Velsicol has initiated litigation to substitute the fund described above in all documents and agreements connected with the Wood-Ridge site. We are working with Velsicol and the State of New Jersey to resolve this litigation. Regardless of the outcome of the litigation, we believe Velsicol’s ability to pay is limited.

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

In December 2002, a complaint was filed in Mississippi on behalf of over 700 plaintiffs against Morton, Rohm and Haas, Joseph Magazzu, a former Morton employee, and the Mississippi Department of Environmental Quality alleging personal injury and property damage caused by environmental contamination. On April 7, 2005, this complaint was dismissed, without prejudice, with respect to all the plaintiffs. Similar complaints filed in Mississippi on behalf of approximately 1,800 other plaintiffs are pending. These are individual plaintiffs since Mississippi procedural rules do not permit class actions. At this time, we see no basis for these claims and we will vigorously defend these cases.

➢	Paterson

We closed the former Morton plant at Paterson, New Jersey in December 2001, and are currently undertaking remediation of the site under New Jersey’s Industrial Site Recovery Act. Investigation of contamination of shallow soils and groundwater is nearly complete, with further investigation of deeper groundwater ongoing. In 2003 we removed a substantial volume of contaminated soil from the site and we are now constructing a full scale remediation system for residual soil and groundwater contamination. We are in negotiations with the United States Department of Justice to resolve claims under the Clean Air Act relating to a 1998 explosion at this location.

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

Our reserves for environmental remediation are recorded appropriately as current and long-term liabilities in the Consolidated Balance Sheets. The amounts charged to pre-tax earnings for environmental remediation and related charges were $4 million and $11 million for the three months ended March 31, 2005 and 2004, respectively, and are primarily recorded as a cost of goods sold in the Consolidated Statements of Operations. The reserves for remediation were $137 million at March 31, 2005 and December 31, 2004, and are recorded as liabilities (current and long-term) in the Consolidated Balance Sheets.

Our reserves represent those costs that we believe to be probable and reasonably estimable. Other costs, which have not met the definition of probable, but are reasonably possible and estimable, have been included in our disclosure of reasonably possible loss contingencies. In addition to accrued environmental liabilities, we have identified reasonably possible loss contingencies related to environmental matters of approximately $88 million and $80 million at March 31, 2005 and December 31, 2004, respectively.

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

Climate Change

There is an increasing global focus on issues related to climate change and particularly on ways to limit and control the emission of greenhouse gases, which are believed to be associated with climate change. Discussions and some initiatives on these topics (including the Kyoto Protocol to the United Nations Framework Convention on Climate Change) are already well along in Europe and related legislation has been introduced, but not passed, in the U.S. The European Union has indicated its commitment to greenhouse gas emission reduction independent of any ratification of the Kyoto Protocol. We are very much aware of the importance of these issues and the importance of addressing greenhouse gas emissions.

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

In addition, we are a party to eight private civil antitrust actions that have been consolidated in the U.S. District Court for the Eastern District of Pennsylvania, including one that originally had been filed in State Court in Ohio. These actions have been brought against Rohm and Haas and other producers of plastics additives products by direct purchasers of these products and seek civil damages as a result of alleged violations of the antitrust laws. The named plaintiffs in each of these actions are seeking to sue on behalf of all similarly situated purchasers of plastics additives products. Federal law provides that persons who have been injured by violations of Federal antitrust law may recover three times their actual damages plus attorneys fees. Ohio state antitrust law provides for double damage indemnity. In May 2004, another lawsuit was filed in State Court in California seeking to recover damages on behalf of California’s indirect purchasers of plastics additives products. In January 2005, an indirect purchaser case was filed in State Court in Tennessee seeking to recover damages on behalf of a class of indirect purchasers residing in Tennessee and 22 other states and the District of Columbia, and another lawsuit was filed in State Court in Vermont seeking damages on behalf of a class of Vermont indirect purchasers. Also in January 2005, a direct purchaser of plastics additives products filed a lawsuit in the U.S. District Court for the District of Ohio alleging its own individual claims for damages. In February 2005, three additional indirect purchaser cases were filed in State Courts in Nebraska, Ohio and Arizona. We do not believe any of these cases has merit and will vigorously defend against them.

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

NEW ACCOUNTING PRONOUNCEMENTS

Foreign Earnings Repatriation

FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2), provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the “American Jobs Creation Act of 2004” (the Jobs Act) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. The Act creates a temporary incentive for U.S. corporations to repatriate prior period foreign earnings that were previously deemed permanently reinvested by providing a dividends received deduction for certain dividends from controlled foreign corporations. Since the majority of our prior period foreign earnings were not permanently reinvested, we fully provided for taxes on unremitted earnings, and therefore, we do not expect that FSP 109-2 will have a material impact on our results of financial position, operations or cash flows.

Qualified Production Activities Deduction

FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” provides guidance on applying the deduction for income from qualified domestic production activities. The deduction will be phased in from 2005 through 2010. The Act also provides for a two-year phase out of the existing extra-territorial income exclusion (ETI) for foreign sales. The deduction will be treated as a “special deduction” as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return. We do not expect the net effect of the phase out of the ETI and the phase in of this new deduction to result in a material change in our effective tax rate for fiscal years 2005 and 2006, based on current earnings levels.

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption is not expected to have a material impact on our financial position, results of operations or cash flows.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued FAS No. 123R, “Share-Based Payment.” This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This Statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first fiscal year beginning after June 15, 2005. We are currently assessing the impact that FAS 123R will have on our financial statements.

ITEM 3. Quantitative And Qualitative Disclosures About Market Risk

Management’s discussion of market risk is incorporated herein by reference to Item 7a of the Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 1, 2005.

ITEM 4. Controls And Procedures

a)	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

b)	Changes in Internal Controls over Financial Reporting

In January 2005, we began outsourcing our Human Resource services to a third party service provider. This change is part of our Shared Services Initiative to reduce administrative costs to our company. We have not yet fully tested internal controls applicable to this change. During 2005, we will perform appropriate testing to ensure the effectiveness of internal controls as they relate to the reliability of financial reporting and the preparation and fair presentation of our published consolidated financial statements.

There have been no other changes that occurred during the quarter ended March 31, 2005 that have materially affected, or are likely to materially effect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

For information related to Legal Proceedings, see Note 14: Contingent Liabilities, Guarantees and Commitments in the accompanying Notes to Consolidated Financial Statements.

ITEM 2. Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table provides information relating to our purchases of our common stock during the quarter ended March 31, 2005:

	(a) Total	(b) Average	(c) Total Number of Shares	(d) Maximum Number (or Approximate
	Number of	Price Paid per	(or Units) Purchased as Part of	Dollar Value) of Shares (or Units) that
	Shares (or Units)	Share (or	Publicly Announced Plans or	May Yet Be Purchased Under the Plans
Period	Purchased (1)	Unit)	Programs	or Programs

January 1, 2005 thru January 31, 2005	4,976	$43.51	—	$1,000,000,000

February 1, 2005 thru February 28, 2005	11,770	$48.49	—	$1,000,000,000

March 1, 2005 thru March 31, 2005 (2)	607,200	$47.93	607,200	$970,898,737

Total	623,946	$47.90	607,200	$970,898,737

(1)	16,746 shares were purchased as a result of employee stock option exercises (stock swaps).

(2)	In December 2004, our Board of Directors authorized the repurchase of up to $1 billion of our common stock through 2008, with the timing of the purchases depending on market conditions and other priorities for cash. We repurchased $29 million of our stock or 607,200 shares during the first quarter 2005.

ITEM 6. Exhibits

(31.1)	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

(31.2)	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

(32)	Certification Furnished Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002. The exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the Exchange Act) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Jacques M. Croisetiere

Jacques M. Croisetiere
Vice President and Chief Financial Officer

DATE: April 29, 2005	ROHM AND HAAS COMPANY
(Registrant)