Form 10-Q
period 2005-06-30
ROHM & HAAS CO
filed 2005-07-27
CIK 84792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

or

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
Yes ☑ No ☐
Common stock outstanding at July 15, 2005: 223,646,508 shares

ROHM AND HAAS COMPANY & SUBSIDIARIES
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004
Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004
Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004
Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2005
Notes to Consolidated Financial Statements

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

Item 6. Exhibits

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Rohm and Haas Company and Subsidiaries
Consolidated Statements of Operations

(in millions, except per share amounts)	Three Months Ended		Six Months Ended
(unaudited)	June 30,		June 30,
	2005	2004	2005	2004
Net sales	$2,007	$1,801	$4,029	$3,633
Cost of goods sold	1,410	1,274	2,822	2,578

Gross profit	597	527	1,207	1,055

Selling and administrative expense	253	247	512	495
Research and development expense	67	66	131	132
Interest expense	29	33	64	63
Amortization of intangibles	15	16	30	32
Restructuring and asset impairments	33	3	29	1
Loss on early extinguishment of debt	—	—	17	—
Share of affiliate earnings, net	3	4	6	7
Other (income) expense, net	(12)	(4)	(15)	(1)

Earnings from continuing operations before income taxes and minority interest	215	170	445	340

Income taxes	34	49	104	103
Minority interest	2	3	3	5

Earnings from continuing operations	$179	$118	$338	$232

Discontinued operations:
Loss on disposal of discontinued line of business, net of income taxes	1	—	1	—

Net earnings	$178	$118	$337	$232

Basic earnings per share (in dollars):
From continuing operations	$0.81	$0.53	$1.52	$1.04
Loss on disposal of discontinued line of business	0.01	—	0.01	—

Net earnings per share	$0.80	$0.53	$1.51	$1.04

Diluted earnings per share (in dollars):
From continuing operations	$0.80	$0.52	$1.51	$1.03
Loss on disposal of discontinued line of business	0.01	—	0.01	—

Net earnings per share	$0.79	$0.52	$1.50	$1.03

Weighted average common shares outstanding — basic:	222.6	223.1	223.2	222.9
Weighted average common shares outstanding — diluted:	224.7	224.4	225.5	224.3
See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Statements of Cash Flows

(in millions)	Six Months Ended
(unaudited)	June 30,
	2005	2004
Cash Flows from Operating Activities
Net earnings	$337	$232
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on disposal of fixed assets	(6)	(8)
Provision for allowance for doubtful accounts	4	10
Provision for deferred taxes	(34)	(31)
Restructuring and asset impairments	29	1
Depreciation	213	206
Amortization of finite-lived intangibles	30	32
Stock-based compensation	35	10
Loss on debt extinguishment	17	—
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(114)	(183)
Inventories	(39)	40
Prepaid expenses and other assets	—	15
Accounts payable and accrued liabilities	(164)	(47)
Federal, foreign and other income taxes payable	(15)	8
Other, net	31	(3)

Net cash provided by operating activities	324	282

Cash Flows from Investing Activities
Acquisitions of businesses and affiliates	(6)	(1)
Proceeds from previous disposition	—	—
Decrease (increase) in restricted cash	41	(47)
Cash received from consolidating joint venture	—	2
Proceeds from the sale of land, buildings and equipment	15	10
Additions to land, buildings and equipment	(132)	(112)
Payments for hedge of net investment in foreign subsidiaries	(10)	(21)

Net cash used for investing activities	(92)	(169)

Cash Flows from Financing Activities
Repayments of long-term debt	(460)	(10)
Purchase of common stock	(171)	—
Proceeds from exercise of stock options	56	19
Net change in short-term borrowings	78	(20)
Payment of dividends	(122)	(105)
Proceeds from termination of interest rate swap	—	43

Net cash used for financing activities	(619)	(73)

Effect of exchange rate changes on cash and cash equivalents	(36)	—

Net (decrease) increase in cash and cash equivalents	(423)	40

Cash and cash equivalents at the beginning of the period	625	196

Cash and cash equivalents at the end of the period	$202	$236

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Balance Sheets

(in millions, except share data)
(unaudited)	June 30,	December 31,
	2005	2004
Assets
Cash and cash equivalents	$202	$625
Restricted cash	7	49
Receivables, net	1,521	1,469
Inventories	841	841
Prepaid expenses and other current assets	311	263

Total current assets	2,882	3,247

Land, buildings and equipment, net of accumulated depreciation	2,743	2,929
Investments in and advances to affiliates	133	141
Goodwill, net of accumulated amortization	1,572	1,724
Other intangible assets, net of accumulated amortization	1,658	1,665
Other assets	368	389

Total Assets	$9,356	$10,095

Liabilities and Stockholders’ Equity
Liabilities
Short-term obligations	$122	$77
Trade and other payables	544	611
Accrued liabilities	681	839
Income taxes payable	109	213

Total current liabilities	1,456	1,740

Long-term debt	2,040	2,563
Employee benefits	703	706
Deferred income taxes	977	1,059
Other liabilities	233	226

Total Liabilities	5,409	6,294

Minority interest	112	104

Commitments and contingencies

Stockholders’ Equity
Preferred stock; par value — $1.00; authorized — 25,000,000 shares; issued — no shares	—	—
Common stock; par value — $2.50; authorized — 400,000,000 shares; issued — 242,078,349 shares	605	605
Additional paid-in capital	2,130	2,062
Retained earnings	1,587	1,370

	4,322	4,037
Treasury stock at cost (2005 — 18,460,852 shares; 2004 — 16,818,129 shares)	(317)	(166)
ESOP shares (2005 — 9,483,519 shares; 2004 — 9,811,464 shares)	(91)	(94)
Accumulated other comprehensive loss	(79)	(80)

Total Stockholders’ Equity	3,835	3,697

Total Liabilities and Stockholders’ Equity	$9,356	$10,095

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Statement of Stockholders’ Equity
For the six months ended June 30, 2005

(in millions, except share amounts in thousands)	Number of				Number of
(unaudited)	Shares of				Shares of			Accumulated
	Common		Additional		Treasury			Other	Total	Total
	Stock	Common	Paid-in	Retained	Stock	Treasury		Comprehensive	Stockholders’	Comprehensive
	Outstanding	Stock	Capital	Earnings	Outstanding	Stock	ESOP	Income (Loss)	Equity	Income (Loss)

Balance January 1, 2005	225,260	$605	$2,062	$1,370	16,818	$(166)	$(94)	$(80)	$3,697
Net earnings				337					337	$337
Current period changes in fair value, net of tax								11	11	11
Reclassification to earnings, net of tax								(2)	(2)	(2)
Cumulative translation adjustment, net of tax								(8)	(8)	(8)
Change in minimum pension liability, net of tax

Total comprehensive income										$338

Repurchase of common stock	(3,674)				3,674	(171)			(171)
Common stock issued:
Stock-based compensation	2,031		68		(2,031)	20			88
ESOP							3		3
Tax benefit on ESOP				2					2
Common dividends ($0.54 per share)				(122)					(122)

Balance June 30, 2005	223,617	$605	$2,130	$1,587	18,461	$(317)	$(91)	$(79)	$3,835

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: Basis of Presentation
The accompanying unaudited consolidated financial statements of Rohm and Haas Company and its subsidiaries (the “Company”) have been prepared on a basis consistent with accounting principles generally accepted in the United States of America and are in accordance with the Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, the financial statements reflect all adjustments, which are of a normal and recurring nature, which are necessary to present fairly the financial position, results of operations, cash flows, and statement of stockholders equity for the interim periods. Certain prior year amounts have been reclassified to conform to the current year presentation.
These financial statements should be read in conjunction with the financial statements, accounting policies and the notes included in our Annual Report filed on Form 10-K with the SEC on March 1, 2005, for the year ended December 31, 2004. The interim results are not necessarily indicative of results for a full year.
During the first quarter of 2005, we discovered inaccuracies in the methodology being used to translate foreign currency denominated assets, related to our purchase of Morton International, Inc. into U.S. dollars. As a result, currency translation adjustments related to these assets were understated. In the first quarter, we adjusted land, buildings and equipment, goodwill and other intangible assets; which was offset by a $33 million adjustment to increase our cumulative translation adjustment account, a component of accumulated other comprehensive loss. We concluded that this adjustment had an immaterial effect on both the current year and prior year financial statements, including the impairment review required by SFAS No. 142, “Goodwill and Other Intangible Assets.” See Note 12 in the notes to the consolidated financial statements.
During the first quarter we became aware of a provision of SFAS No. 123, “Accounting for Stock-Based Compensation,” which resulted in an acceleration of our stock-based compensation for retirement eligible employees where our plans provide for immediate vesting upon their retirement. As a result, we recorded an adjustment of $12 million (pre-tax) which related to prior periods. We determined this adjustment was not material to the previously filed financial statements.
Variable Interest Entities
In December 2003, the FASB issued FASB Interpretation No. 46 revised, “Consolidation of Variable Interest Entities” (“FIN 46R”). FIN 46R requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. We adopted the provisions of FIN 46R as of January 1, 2004.
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
We also hold a variable interest in another joint venture, accounted for under the equity method of accounting. The variable interest relates to a cost-plus arrangement between the joint venture and each joint venture partner. We have determined that Rohm and Haas is not the primary beneficiary and therefore have not consolidated the entity’s assets, liabilities and results of operations in our consolidated financial statements. The entity provides manufacturing services to us and the other joint venture partner, and has been in existence since 1999. As of June 30, 2005, our investment in the joint venture totals approximately $33 million, representing our maximum exposure to loss.

NOTE 2: New Accounting Pronouncements
Foreign Earnings Repatriation
FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the “American Jobs Creation Act of 2004” (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. The Act creates a temporary incentive for U.S. corporations to repatriate prior period foreign earnings that were previously deemed permanently reinvested by providing a dividends received deduction for certain dividends from controlled foreign corporations. Since the majority of our prior period foreign earnings were not permanently reinvested, we fully provided for taxes on unremitted earnings, and therefore, we do not expect that FSP 109-2 will have a material impact on our results of financial position, operations or cash flows.
Qualified Production Activities Deduction
FASB Staff Position No. SFAS 109-1, “Application of FASB Statement No.109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” provides guidance on applying the deduction for income from qualified domestic production activities. The deduction will be phased in from 2005 through 2010. The Act also provides for a two-year phase out of the existing extra-territorial income exclusion (“ETI”) for foreign sales. The deduction will be treated as a “special deduction” as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return. We do not expect the net effect of the phase out of the ETI and the phase in of this new deduction to result in a material change in our effective tax rate for fiscal years 2005 and 2006, based on current earnings levels.
Inventory Costs
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption is not expected to have a material impact on our financial position, results of operations or cash flows.
Stock-Based Compensation
Effective January 1, 2003, we prospectively adopted the fair value method of recording stock-based compensation as defined in SFAS No. 123, “Accounting for Stock-Based Compensation.” As a result, we began expensing all stock options that were granted to employees after January 1, 2003 over the vesting period using the grant-date fair value of stock options based upon the Black-Scholes model, an option-pricing model. Prior to 2003, we accounted for stock options using the intrinsic method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this method, no compensation expense was recognized for stock options awarded prior to 2003.
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments.” This Statement revises SFAS No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS No. 123R requires companies to recognize expense over the requisite service period in the income statement for the grant-date fair value of awards of share based payments including equity instruments and stock appreciation rights to employees. SFAS No. 123R also clarifies and expands guidance in several areas, including measuring fair value, defining requisite service period, accounting for liability awards and accounting for tax benefits. While we do not expect these changes to have a material impact on the total expense recognized for our share-based payments, the provisions of 123R will require more upfront recognition of expense for the performance awards, which could cause a significant impact on the timing of when we recognize the expense in our financial statements.

This statement also eliminates the prospective option we have applied under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123,” and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005. Due to the fact that the majority of our options issued prior to January 1, 2003, the date we adopted SFAS No. 123, will have vested as of June 15, 2005 the revised computations will not have a material impact on our financial statements.
Asset Retirement Obligations
In March 2005, the FASB issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143” (“FIN 47”). This Interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). We are currently assessing the impact that FIN 47 will have on our financial statements.
Accounting Changes and Error Corrections
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are currently evaluating the effect that the adoption of SFAS No. 154 will have on our financial statements.
NOTE 3: Segment Information
We operate six reportable operating segments: Coatings, Performance Chemicals, Monomers, Electronic Materials, Adhesives and Sealants, and Salt. The Coatings, Performance Chemicals and Electronic Materials business segments aggregate operating segments. In the first quarter of 2005, we adopted a streamlined and consistent methodology for allocating shared service costs across all business units and redefined corporate expenses to provide improved management reporting. We have reclassified our 2004 results to conform to this change. “Shared services” refers to the support activities provided by functions such as Finance, Human Resources, Logistics, Procurement and Information Technology. A key benefit of our recent Enterprise Resource Planning (“ERP”) system implementation has been an enhanced ability to understand and manage the cost drivers for these global shared service activities, including the linkage to business unit support needs. The reportable operating segments, how they are aggregated, and the types of products from which their revenues are derived have not changed since the prior period and are discussed below.
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
The Monomers segment produces methyl methacrylate, acrylic acid and associated esters as well as specialty monomer products. These monomers serve as the building blocks for many of the acrylic technologies in our other business segments and are sold externally for applications such as super absorbent polymers and acrylic sheet.
➢	Electronic Materials
The Electronic Materials segment provides cutting-edge technology for use in telecommunications, consumer electronics and household appliances. The Circuit Board Technologies business develops and delivers the technology, materials and fabrication services for increasingly powerful, high-density printed wiring boards in computers, cell phones, automobiles and many other electronic devices. Our Packaging and Finishing Technologies business develops and delivers innovative materials and processes that boost the performance of a diverse range of electronic, optoelectronic and industrial packaging and finishing applications. The Semiconductor Technologies business develops and supplies integrated products and technologies on a global basis enabling our customers to drive leading edge semiconductor design to boost performance of semiconductor devices powered by smaller and faster chips. This business also develops and delivers materials used for chemical mechanical planarization, the process used to create the flawless surfaces required to allow manufacturers to make faster and more powerful integrated circuits and electronic substrates.
➢	Adhesives and Sealants
The Adhesives and Sealants segment provides a vast array of formulated, value-adding products derived from a broad range of chemistries and technologies, including our world-class acrylic technology. This segment offers various products including packaging, pressure sensitive, construction, and transportation adhesives.
➢	Salt
The Salt segment includes some of the most recognized consumer brand names and product symbols, including the leading brand of table salt in the United States — Morton Salt, with the little Salt Girl, and Windsor Salt, Canada’s leading brand. Even though the consumer salt business is best known, this segment extends well beyond this market and includes salt used for water conditioning, ice control, food processing and chemical/industrial purposes.

The table below presents net sales by reportable operating segment. Segment eliminations are presented for intercompany sales between segments.
Net Sales by Business Segment and Region

	Three Months Ended		Six Months Ended
(in millions)	June 30,		June 30,
	2005	2004	2005	2004

Business Segment
Coatings	$742	$642	$1,366	$1,208
Performance Chemicals	425	398	829	776
Monomers	495	346	972	644
Electronic Materials	326	319	628	621
Adhesives and Sealants	186	174	379	350
Salt	151	138	469	422
Elimination of Intersegment Sales	(318)	(216)	(614)	(388)

Total	$2,007	$1,801	$4,029	$3,633

Customer Location
North America	$1,040	$909	$2,131	$1,884
Europe	526	489	1,055	978
Asia-Pacific	365	338	693	645
Latin America	76	65	150	126

Total	$2,007	$1,801	$4,029	$3,633

Net Earnings (Loss) from Continuing Operations by Business Segment (1, 2)

	Three Months Ended		Six Months Ended
(in millions)	June 30,		June 30,
	2005	2004	2005	2004

Business Segment
Coatings	$68	$66	$117	$121
Performance Chemicals	38	37	80	72
Monomers	53	22	112	36
Electronic Materials	38	33	63	61
Adhesives and Sealants	—	11	16	24
Salt	(2)	(1)	28	23
Corporate (3)	(16)	(50)	(78)	(105)

Total	$179	$118	$338	$232

(1)	Earnings (loss) for all segments except Corporate were tax effected using our overall consolidated effective tax rate excluding discrete items.

(2)	In first quarter 2005, we adopted a streamlined and consistent methodology for allocating shared service costs across all business units and redefined corporate expenses to provide improved management reporting. We have reclassified our 2004 results to conform to this change.

(3)	Corporate includes certain corporate governance costs, interest income and expense, environmental remediation expense, insurance recoveries, exploratory research and development expense, balance sheet currency translation gains and losses, any unallocated portion of shared services and discrete period tax items.

NOTE 4: Restructuring and Asset Impairments
The following net restructuring and asset impairment charges were recorded for the three and six months ended June 30, 2005 and 2004, respectively as detailed below:

Pre-Tax	Three Months Ended		Six Months Ended
(in millions)	June 30,		June 30,
	2005	2004	2005	2004

Severance and employee benefits	$—	$3	$(7)	$2
Asset impairments, net of gains	33	—	35	—
Other, including contract lease termination penalties	—	—	1	(1)

Total	$33	$3	$29	$1

Restructuring and Asset Impairment by Business Segment

Pre-Tax	Three Months Ended		Six Months Ended
(in millions)	June 30,		June 30,
	2005	2004	2005	2004

Business Segment
Coatings	$10	$1	$10	$1
Performance Chemicals	—	4	(1)	4
Monomers	—	—	—	—
Electronic Materials	(1)	—	3	—
Adhesives and Sealants	25	1	24	(1)
Salt	—	—	—	—
Corporate	(1)	(3)	(7)	(3)

Total	$33	$3	$29	$1

2005
Severance and Employee Benefits
For the three months ending June 30, 2005, we recorded a $2 million charge related to restructuring for severance and employee benefits which was offset by a $2 million reversal for prior period initiatives. The $2 million of expense for severance and related employee benefit costs affects 93 positions in total and is primarily associated with the planned closure of our Wytheville, VA Powder Coatings plant and consolidation of our North American Powder Coatings operations, in addition to a smaller initiative in force effort within our Plastics Additives business. Offsetting this expense was a favorable adjustment of $2 million to reduce restructuring reserves recorded in prior years. These changes in estimates primarily resulted from fewer employee separations than originally anticipated in an administrative support restructuring announced in the fourth quarter of 2004, as some employees have been redeployed, while others affected by workforce reductions were able to fill positions left vacant through natural attrition. The remaining restructuring reserve balances are considered adequate to cover committed restructuring actions.
For the six months ended June 30, 2005, net income was favorably impacted by $7 million, net related to restructuring changes in estimates for severance and employee benefits. Included in this amount is $3 million of charges for severance and associated employee benefits affecting 120 positions and is primarily associated with the planned closure of our Wytheville, VA Powder Coatings plant and consolidation of our North American Powder Coatings operations, and smaller reduction in force efforts within our Electronic Materials segment and Plastics Additives business. Offsetting this charge were favorable adjustments of $10 million to reduce prior years restructuring reserves. These changes in estimates are largely related to our North American support services restructuring announced in the fourth quarter of 2003. The reversals were necessary to reflect more accurate estimates of remaining obligations related to severance and other employee benefit costs. The remaining restructuring reserve balances are considered adequate to cover committed restructuring actions. Our restructuring initiatives are generally completed in 12 to 18 months.
Asset Impairments
For the three and six months ending June 30, 2005, net asset impairment charges of $33 million and $35 million were recognized, respectively. Of the total, $25 million was recognized in the second quarter for the impairment of intangible and fixed assets related to our synthetic leather and gloss lamination product lines within our Adhesives and Sealants business. The synthetic leather and gloss lamination product lines have suffered dramatic declines in both volume and profitability due to recent increases in raw material costs, coupled with aggressive pricing competition. We determined that the significant volume declines in both of these product lines during the first five months of 2005 were not recoverable and warranted impairment. In addition, the closure of our Wytheville, VA facility within our Powder Coatings business in the second quarter resulted in a $9 million charge related to fixed assets associated with the facility. Gains on sales in the second quarter of previously impaired assets offset the total impairment charge by $1 million.
2005 Restructuring Initiatives

	2005 Initial	Changes to		Balance June 30,
(in millions)	Charge	Estimates	Payments	2005

Severance and employee benefits	$3	$—	$—	$3

Contract and lease termination and other costs	1	—	—	1

Total	$4	$—	$—	$4

2004
Severance and Employee Benefits
During the first six months of 2004, we recorded a charge of $11 million for severance and employee separation benefits, affecting 220 positions in total, primarily associated with the reorganization of our Louisville, KY plant in our Plastics Additives business, and smaller reduction in force efforts in several functions of our organization. Offsetting these charges were $9 million of reductions to reserves recorded for prior year initiatives, largely related to a reduction in the design and scope of our previously announced North American support services restructuring, as certain business model transformation opportunities did not generate the anticipated benefits sought.
For the full year 2004, we recognized a net $18 million of severance and associated employee benefit expense, of which $33 million, affecting 500 positions, pertained to 2004 initiatives. The 2004 initiatives included: $18 million associated with the reorganizations within our Plastics Additives and Architectural and Functional Coatings businesses and Adhesives and Sealants and Electronic Materials segments; and $15 million associated with several smaller reduction in force efforts, primarily associated with our administrative support functions. These initiatives were designed to reduce redundant costs and reposition our workforce to capitalize on the enhancements made possible by the implementation of our ERP System. Offsetting these charges were $3 million of reductions to reserves related to 2004 initiatives and $12 million for prior years’ initiatives. These changes in estimates were largely related to a reduction in the design and scope of our previously announced North American support services restructuring, as certain business model transformation opportunities did not generate the anticipated benefits, and change in estimates for the North American Plastics Additives initiative announced in the second quarter of 2004.
As of June 30, 2005, 295 positions of the original 500 positions identified have been eliminated. In addition, we reduced the total number of positions to be affected by these initiatives by 77 positions to 423. The balance at June 30, 2005, recorded for severance and employee benefits, is included in accrued liabilities in the Consolidated Balance Sheet.

2004 Restructuring Initiatives

	2004	Changes		Balance	Changes		Balance
	Initial	to		Dec. 31,	to		June 30,
(in millions)	Charge	Estimates	Payments	2004	Estimates	Payments	2005

Severance and employee benefits	$33	$(3)	$(3)	$27	$(2)	$(14)	$11
Contract and lease termination and other costs	1	—	—	1	—	—	1

Total	$34	$(3)	$(3)	$28	$(2)	$(14)	$12

2003
Severance and Employee Benefits
For the full year 2003, we recognized $96 million of severance and associated employee benefit expense, of which $82 million, affecting 1,460 positions pertained to 2003 initiatives. The 2003 initiatives included: $22 million pertaining to a European restructuring initiative; $25 million associated with the elimination of positions primarily in our North American support services, such as logistics, human resources, procurement and information technology announced in the fourth quarter; and $35 million associated with several smaller reduction in force efforts in all of our businesses throughout the year. In most cases, separated employees were offered early termination benefits. The charge was based on actual amounts paid to employees, as well as amounts expected to be paid upon termination. Included in the $96 million charge is $14 million of expense, comprised of a $2 million reversal of charges recorded in 2003 for changes in 2003 initiatives and $16 million of expense pertaining to prior period initiatives.
As of June 30, 2005, 956 positions of the original 1,460 identified have been eliminated. In addition, we reduced the total number of positions to be affected by these initiatives by 450 positions to 1,010. This reduction is primarily a result of the change in scope of the North American support services restructuring initiative.
The balance recorded for severance and employee benefits is included in accrued liabilities in the Consolidated Balance Sheet. A summary of the 2003 initiatives is presented below:
2003 Restructuring Initiatives

	2003	Changes		Balance	Changes		Balance
	Initial	to		Dec. 31,	to		June 30,
(in millions)	Charge	Estimates	Payments	2004	Estimates	Payments	2005

Severance and employee benefits	$82	$(13)	$(49)	$20	$(7)	$(6)	$7
Contract and lease termination and other costs	2	(1)	(1)	—	—	—	—

Total	$84	$(14)	$(50)	$20	$(7)	$(6)	$7

Asset Impairments
In 2003, we recognized $96 million, net asset impairment charges. Of the total, $116 million was recognized as asset impairment charges recorded to adjust the carrying value of certain assets to their fair value, which was calculated using cash flow analyses. Gains on sales of previously impaired assets offset the total impairment charge by $20 million.

NOTE 5: Stock-Based Compensation
We grant various types of stock-based compensation to directors, executives and employees. The majority of our stock-based compensation is awarded in the form of restricted stock, restricted stock units and non-qualified stock options. Effective January 1, 2003, we prospectively adopted the fair value method of recording stock-based compensation as defined in SFAS No. 123, “Accounting for Stock-based Compensation.” As a result, in 2003 we began to expense the fair value of stock options that were awarded to employees after January 1, 2003. Prior to 2003, we accounted for stock options using the intrinsic method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this method, no compensation expense was recognized for stock options awarded prior to 2003. Effective January 1, 2006 we will adopt the provisions of SFAS No. 123R; refer to Note 2 for further discussion.
The Disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which allowed us to adopt SFAS No. 123 prospectively, provide that the pro forma net earnings and net earnings per share be presented as if the fair value based method had been applied to all awards granted to employees, not just awards granted after the date of adoption.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2005	2004	2005 (1)	2004

Net earnings, as reported	$178	$118	$337	$232
Add: Stock-based employee compensation expense included in reported net earnings, after-tax	4	4	23	7
Deduct: Total stock-based employee compensation expense determined under fair value- based method for all awards, after-tax	(4)	(7)	(25)	(14)

Pro forma net earnings	$178	$115	$335	$225

Net earnings per share:
Basic, as reported	$0.80	$0.53	$1.51	$1.04

Basic, pro forma	$0.80	$0.52	$1.51	$1.01

Diluted, as reported	$0.79	$0.52	$1.50	$1.03

Diluted, pro forma	$0.79	$0.51	$1.49	$1.00

(1)	During the first quarter 2005, we became aware of a provision of SFAS No. 123, “Accounting for Stock-Based Compensation,” which resulted in an acceleration of our stock-based compensation for retirement eligible employees where our plans provide for immediate vesting upon their retirement. As a result, we recorded an additional $6 million after-tax of expense related to awards granted in the first quarter as well as an adjustment of $8 million after-tax which related to prior periods. We determined this adjustment was not material to the previously filed financial statements.

NOTE 6: Earnings Per Share
The difference in common shares outstanding used in the calculation of basic and diluted earnings per common share is primarily due to the effect of stock options and non-vested restricted stock as reflected in the reconciliations that follow:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per	Earnings	Shares	Per Share	Earnings	Shares	Per Share
share amount)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

2005
Net earnings available to stockholders (Basic)	$178	222.6	$0.80	$337	223.2	$1.51
Dilutive effect of options and non-vested restricted stock (a)	—	2.1	(0.01)	—	2.3	(0.01)

Diluted earnings per share	$178	224.7	$0.79	$337	225.5	$1.50

2004
Net Earnings available to stockholders (Basic)	$118	223.1	$0.53	$232	222.9	$1.04
Dilutive effect of options and non-vested restricted stock (a)	—	1.3	(0.01)	—	1.4	(0.01)

Diluted earnings per share	$118	224.4	$0.52	$232	224.3	$1.03

(a)	For the three months ended June 30, 2005 and 2004, 0.7 million shares and 11.7 million shares, respectively, were excluded from the calculation of diluted earnings per share as the exercise price of the stock options was greater than the average market price. For the six months ended June 30, 2005 and 2004, 0.7 million shares and 11.6 million shares, respectively, were excluded from the calculation of diluted earnings per share, as the exercise price of the stock options was greater than the average market price.
NOTE 7: Comprehensive Income
The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2005	2004	2005	2004

Net earnings	$178	$118	$337	$232
Other comprehensive income:
Cumulative translation adjustment, net of ($10), $4, ($1) and ($26) of income taxes, respectively	(22)	22	(8)	(22)
Current period changes in fair value of derivative instruments qualifying as hedges, net of ($2), $0, ($6) and ($1) of income taxes, respectively	4	—	11	2
Reclassification to earnings of derivative instruments qualifying as hedges, net of $0, ($1), $1, and ($1) of income taxes, respectively	—	1	(2)	1
Minimum pension liability, net of $0, $0, $0 and ($5) of income taxes, respectively	1	—	—	11

	$161	$141	$338	$224

NOTE 8: Pensions and Other Post-retirement Benefits
We sponsor and contribute to pension plans that provide defined benefits to U.S. and non-U.S. employees. Pension benefits earned are generally based on years of service and compensation during active employment. The following disclosures include amounts for both the U.S. and significant foreign pension plans (primarily Canada, Germany, Japan, and United Kingdom) and other post-retirement benefits.
Estimated Components of Net Periodic Cost

	Pension Benefits				Other Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(in millions)	2005	2004	2005	2004	2005	2004	2005	2004

Service cost	$19	$19	$38	$36	$1	$1	$2	$2
Interest cost	33	31	66	64	6	7	13	14
Expected return on plan assets	(36)	(40)	(74)	(78)	—	—	—	—
Amortization of initial net asset	(1)	—	(1)	—	—	—	—	—
Amortization of prior service cost	1	1	2	2	—	—	(1)	(1)
Amortization of net loss	12	5	18	8	—	—	1	1

Net periodic benefit cost	$28	$16	$49	$32	$7	$8	$15	$16

Employer Contributions
During the six months ended June 30, 2005, we contributed approximately $12 million to our smaller international pension plans. We anticipate making full-year contributions of between $30 million and $45 million to these plans this year. The expected contributions are higher than the $25 million previously anticipated and disclosed in our Annual Report filed on Form 10-K for the year ended December 31, 2004 due to funding shortfalls in our United Kingdom plan. The 2005 contribution will be determined in the third quarter and the additional funding will occur in the fourth quarter.
NOTE 9: Restricted Cash
Restricted cash represents investments in cash equivalents through a trust designed to meet financial assurance requirements of U.S., state and local environmental agencies with respect to plant operations. These requirements are based on an annual assessment of the Company’s net worth. Due to our increased net worth, most authorities have released the restrictions and only $7 million remained at June 30, 2005, down from $49 million at December 31, 2004. We expect the remaining restrictions to be released entirely within the next several months.
NOTE 10: Inventories
Inventories consist of the following:

(in millions)	June 30, 2005	December 31, 2004

Finished products and work in process	$670	$685
Raw materials	131	117
Supplies	40	39

Total	$841	$841

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (“LIFO”) inventory method for domestic inventories, which approximates 50% of the total inventory balance. The remainder is primarily determined by the first-in, first-out (“FIFO”) method.

NOTE 11: Goodwill
Annual Impairment Review
In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to perform, at a reporting unit level, an annual impairment review of goodwill and indefinite-lived intangible assets. Our annual impairment review is as of May 31 of each year. During the second quarter of 2005, we completed our 2005 review and determined that goodwill and indefinite-lived intangible assets were fully recoverable as of this date. For purposes of this review, we primarily utilize discounted cash flow analysis for estimating the fair value of the reporting units.
Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2005, by business segment, are as follows:

		Performance		Electronic	Adhesives &
(in millions)	Coatings	Chemicals	Monomers	Materials	Sealants	Salt	Total

Balance as of Jan. 1, 2005	$317	$180	$29	$370	$471	$357	$1,724
Opening balance sheet adjustments (1)	(25)	(22)	—	(20)	(29)	(34)	(130)
Goodwill related to acquisitions(2)	—	6	—	4	—	—	10
Currency effects (3)	(9)	(13)	—	(1)	(9)	—	(32)

Balance as of June 30, 2005	$283	$151	$29	$353	$433	$323	$1,572

(1)	Primarily relates to adjustments to opening balance sheet liabilities due to the favorable resolution of tax audits resulting in the reduction of opening balance sheet tax reserves and valuation allowances.

(2)	Goodwill related to acquisitions is due to the following: $4.0 million Electronic Materials — buyback of additional shares of Rodel; $6.0 million-acquisition of joint venture.

(3)	Certain goodwill amounts are denominated in foreign currencies and are translated using the appropriate U.S. dollar exchange rate.
NOTE 12: Other Intangible Assets
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

The following table provides information regarding our intangible assets:

	At June 30, 2005			At December 31, 2004
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization		Amount	Amortization
(in millions)	(2)	(2)	Net	(2)	(2)	Net

Finite-lived Intangibles:
Customer list (3)	$979	$(150)	$829	$976	$(138)	$838
Trade name (3)	163	(32)	131	163	(30)	133
Developed technology (3)	400	(143)	257	400	(131)	269
Patents, license agreements and other	166	(98)	68	160	(91)	69

	1,708	(423)	1,285	1,699	(390)	1,309
Indefinite-lived Intangibles:
Trade name	326	(21)	305	318	(20)	298
Strategic location (1)	73	(5)	68	62	(4)	58

	399	(26)	373	380	(24)	356

Total	$2,107	$(449)	$1,658	$2,079	$(414)	$1,665

(1)	Strategic location is a specific customer-related asset that recognizes the intangible value of our supply source in relation to a customer’s location.

(2)	Certain of our intangible assets are denominated in foreign currencies and are translated using the appropriate U.S. dollar exchange rate. During the first quarter of 2005, we discovered inaccuracies in the methodology being used to translate foreign currency denominated assets, related to our purchase of Morton International, Inc., into U.S. dollars. As a result, currency translation adjustments related to these assets were understated and we recorded a $33 million increase to our cumulative translation adjustment account, a component of Accumulated Other Comprehensive Loss in the first quarter of 2005. The impact to intangible assets was an $82 million increase to the Gross Carrying Amount and a $(12) million increase to Accumulated Amortization. For the six months ended June 30, 2005, the currency translation adjustment recorded to Gross Carrying Amount and Accumulated Amortization was $(31) million and $4 million, respectively.

(3)	In June 2005, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we recognized a $20 million pre-tax charge, which was recorded to adjust the carrying value of certain finite-lived intangible assets to their fair values. The charge consisted of $17 million pre-tax related to the Synthetic Leather product line and $3 million associated with our Gloss Lamination product line both in the Adhesives and Sealants segment. The charge was recorded as a Provision for Restructuring and Asset Impairments in the Consolidated Statement of Operations. See Note 4: Restructuring and Asset Impairments for additional information on the impairments.
Amortization expense for finite-lived intangible assets was $15 million and $16 million for the three months ended June 30, 2005 and 2004, respectively, and $30 million and $32 million for the six months ended June 30, 2005 and 2004, respectively. Future amortization expense is estimated to be $58 million for each of the next five years.
NOTE 13: Contingent Liabilities, Guarantees and Commitments
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

We are a party in various government enforcement and private actions associated with former waste disposal sites, many of which are on the U.S. Environmental Protection Agency’s (“EPA”) National Priority List, where remediation costs have been or may be incurred under the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state statutes. In some of these matters we may also be held responsible for alleged property damage. We have provided for future costs at certain of these sites. We are also involved in corrective actions at some of our manufacturing facilities.
We consider a broad range of information when we determine the amount necessary for remediation accruals, including available facts about the waste site, existing and proposed remediation technology and the range of costs of applying those technologies, prior experience, government proposals for this or similar sites, the liability of other parties, the ability of other potentially responsible parties (“PRPs”) to pay costs apportioned to them and current laws and regulations. We assess the accruals quarterly and update these as additional technical and legal information becomes available. However, at certain sites, we are unable, due to a variety of factors, to assess and quantify the ultimate extent of our responsibility for study and remediation costs. Liabilities are accrued for both non-company-owned Superfund sites and company facilities. Our significant sites are described in more detail below.
➢	Wood Ridge Site

In Wood Ridge, New Jersey, Morton International (“Morton”) and Velsicol Chemical Corporation (“Velsicol”) have been held jointly and severally liable for the cost of remediation of environmental problems associated with a mercury processing plant (“Site”) acquired by a Morton predecessor. As of the date we acquired Morton, Morton disclosed and accrued for certain ongoing studies related to the Site. In our allocation of the purchase price of Morton, we accrued for additional study costs and additional remediation costs based on the ongoing studies. We have submitted a feasibility study of various remedial alternatives, and we expect New Jersey Department of Environmental Protection (“DEP”), in consultation with EPA Region 2, to select a remedy for the Site by the end of 2005.

Our exposure at the Site will depend in part on the results of attempts to obtain contributions from others believed to share responsibility. In 2001, Velsicol stopped paying its share of expenses. Velsicol’s indemnitor, Fruit of the Loom, Inc., has been reorganized under Chapter 11 bankruptcy and was discharged of its responsibility for this Site after a payment to us of approximately $1 million. In 2002, the bankruptcy court approved a government settlement entered into with Velsicol, Fruit of the Loom, and other parties, which created a fund to be used to respond to the Velsicol liabilities at several sites, including Wood-Ridge. We have recently reached a multifaceted settlement which will substitute the bankruptcy trust fund holding most of its assets for Velsicol in consent orders relating to the Site, settle past cost claims with the State of New Jersey, create a mechanism to obtain reimbursement of response costs from the bankruptcy trust fund, and resolve other issues. The settlement is expected to be entered by the court following the required public comment period.

In addition, we paid $225,000 for the EPA to develop a work plan for a separate study of contamination in Berry’s Creek, which runs near the Site, and of the surrounding wetlands. We understand that EPA intends to finalize a study Framework Document, calling for a broad scope investigation of risks posed by contamination in Berry’s Creek, and to require a group of PRPs to perform the study. Performance of this study is expected to take six years to complete. In 2002, the EPA requested information relating to sources of contamination in Berry’s Creek; we understand this request was sent to over ninety PRPs. Today, there is much uncertainty as to what will be required to address Berry’s Creek, but investigation and cleanup costs, as well as potential resource damage assessments, could be very high and our share of these costs could be material to the results of our operations, cash flows and consolidated financial position.

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

All operations at this Moss Point facility have now been terminated. Environmental investigation and interim remedial measures are proceeding pursuant to the court approved agreement. As a part of this agreement, 23 of the former Morton chemical facilities were subject to environmental audit by an independent consultant. Findings were provided to the government, and we believe we will be able to resolve all issues regarding the audit for $900,000.

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

We closed the former Morton plant at Paterson, New Jersey in December 2001, and are currently undertaking remediation of the site under New Jersey’s Industrial Site Recovery Act. We removed contaminated soil from the site and we are now constructing an on-site remediation system for residual soil and groundwater contamination. We expect development of the site over the remediation structures. Investigation of contamination of shallow soils and groundwater off-site, as well as investigation of deeper groundwater off-site, is ongoing. We have resolved with the United States Department of Justice claims under the Clean Air Act relating to a 1998 explosion at this location by agreeing to pay penalties and purchase certain equipment for the local fire department for a total cost of $250,000.

➢	Picillo

We have agreed to participate in a binding arbitration to resolve contribution claims against us by a group of companies performing remediation of the Picillo Superfund site in Rhode Island.

➢	Martin Aaron Superfund Site

Rohm and Haas is a PRP at this Camden, NJ former drum recycling site. The Company is participating in a PRP group which is working on cost allocation issues, investigation of additional PRPs, and commenting on EPA technical reports. The costs of remediation are not yet known.

➢	Groundwater Treatment and Monitoring

Major remediation for certain sites, such as Kramer, Whitmoyer, Woodlands and Goose Farm has been completed. We are continuing groundwater remediation and monitoring programs. Reserves for these costs have been established.

➢	Company Manufacturing Facilities

We also have accruals for enforcement and corrective action programs under governmental environmental laws at several of our manufacturing sites. The more significant of these accruals for corrective action, in addition to those presented above, have been recorded for the following sites: Bristol, Pennsylvania; Philadelphia, Pennsylvania; Houston, Texas; Louisville, Kentucky; Ringwood, Illinois; Apizaco, Mexico; Jacarei, Brazil; Jarrow, UK; Lauterbourg, France and Mozzanica, Italy. We are in discussions with the EPA regarding possible enforcement arising out of an environmental inspection in 2000 at our Houston facility.

➢	Remediation Reserves and Reasonably Possible Amounts

Our reserves for environmental remediation are recorded appropriately as current and long-term liabilities in the Consolidated Balance Sheets. The amounts charged to pre-tax earnings for environmental remediation and related charges were $13 million and $8 million for the three months ended June 30, 2005 and 2004, respectively, and $17 million and $19 million for the six months ended June 30, 2005 and 2004, respectively, and are recorded as a cost of goods sold in the Consolidated Statements of Operations. The reserves for remediation were $143 million and $137 million at June 30, 2005 and December 31, 2004, respectively, and are recorded as liabilities (current and long-term) in the Consolidated Balance Sheets.

Our reserves represent those costs that we believe to be probable and reasonably estimable. Other costs, which have not met the definition of probable, but are reasonably possible and estimable, have been included in our disclosure of reasonably possible loss contingencies. In addition to accrued environmental liabilities, we have identified reasonably possible loss contingencies related to environmental matters of approximately $94 million and $80 million at June 30, 2005 and December 31, 2004, respectively.
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
In addition, we are a party to nine private civil antitrust actions that have been consolidated in the U.S. District Court for the Eastern District of Pennsylvania, including one that originally had been filed in State Court in Ohio and another involving an individual direct purchaser claim that was filed in federal court in Ohio. These actions have been brought against Rohm and Haas and other producers of plastics additives products by direct purchasers of these products and seek civil damages as a result of alleged violations of the antitrust laws. The named plaintiffs in all but one of these actions are seeking to sue on behalf of all similarly situated purchasers of plastics additives products. Federal law provides that persons who have been injured by violations of Federal antitrust law may recover three times their actual damages plus attorneys’ fees. Since May 2004, additional lawsuits have also been filed in California, Tennessee, Vermont, Nebraska, Ohio, Arizona and Kansas state courts on behalf of classes of indirect purchasers in those and other states. Our internal investigation has revealed no wrongdoing by Rohm and Haas, and we will vigorously defend these actions.
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

Morton has also been sued in connection with asbestos-related matters in the former Friction Division of the former Thiokol Corporation, which merged with Morton in 1982. Settlement amounts to date have been minimal and many cases have closed with no payment. We estimate that all costs associated with future Friction Division claims, including defense costs, will be well below our insurance limits.
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
Within the following discussion, unless otherwise stated, “three month period” and “six month period” refers to the three and six months ended June 30, 2005, and “prior period” refers to comparisons with the corresponding period in the previous year.
Forward-Looking Information
This document contains forward-looking information so that investors will have a better understanding of our future prospects and make informed investment decisions. Forward-looking statements within the context of the Private Securities Litigation Reform Act of 1995 include statements anticipating future growth in sales, cost of sales, earnings, selling and administrative expense, research and development expense and cash flows. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” and similar language to describe prospects for future operations or financial condition identify such forward-looking statements. Forward-looking statements are based on management’s assessment of current trends and circumstances, which may be susceptible to uncertainty, change or any other unforeseen development. Results could differ materially depending on such factors as changes in business climate, economic and competitive uncertainties, the cost of raw materials, natural gas, and other energy sources and the ability to achieve price increases to offset such cost increases, foreign exchange rates, interest rates, acquisitions or divestitures, risks in developing new products and technologies, the impact of new accounting standards, assessments for asset impairments, the impact of tax and other legislation and regulation in the jurisdictions in which we operate, changes in business strategies, manufacturing outages or the unanticipated costs of complying with environmental and safety regulations. As appropriate, additional factors are described in our 2004 Annual Report filed on Form 10-K with the SEC on March 1, 2005. We are under no obligation to update or alter our forward-looking statements, as a result of new information, future events or otherwise.

Company Overview
We are a global specialty materials company that began over 90 years ago when a chemist, Otto Rohm, and a businessman, Otto Haas, decided to form a partnership to make a unique chemical product for the leather industry. That once tiny firm, now known as Rohm and Haas Company, reported sales of $7.3 billion in 2004 on a portfolio of global businesses including specialty chemicals, electronic materials and salt. Today, we leverage science and technology to design materials and processes that enable our customers’ products to work. We serve a broad segment of dynamic markets, the largest of which include: construction and building, electronics, packaging, household products, personal care, automotive and food. To serve these markets, we have significant operations in approximately 100 manufacturing and 37 research facilities in 27 countries with approximately 17,000 employees. Our geographic reach continues to expand with approximately 53% of our sales in North America, 26% in Europe, 17% in Asia-Pacific and 4% in Latin America.
Industry Dynamics
Over the past decade, the global chemical industry has grown faster than the overall Gross Domestic Product. Projections for the next several years suggest this will likely continue. We expect the highest growth rates over the next ten years will be in the Asia-Pacific region.
The specialty materials industry is highly competitive. In some sectors, global value chain dynamics have put specialty materials producers between the large global petrochemical producers and the large down stream retailers. In addition, the varying regional growth rates, the instant access to vast amounts of information, and highly efficient commercial transactions enabled by the internet are testing the historical industry business models. We believe growth opportunities exist for companies with the right business portfolio of value-added products, a global presence, and the flexibility to cope with the changing macro-industry trends.
Our Strategic Focus
Our focus is to grow both revenues and earnings through organic growth and to deploy our strong cash position in a balanced approach to add value to our stockholders, while managing the company within the highest ethical standards.
     Organic Growth
We are committed to increasing sales and profitability in our existing segments through:
•	Innovation — focusing our research investment on development of new products and new technologies and opportunities, particularly in the areas of our world class acrylic and electronic material technologies;

•	Marketing excellence — focusing our energies on the fastest growing market segments; cultivating our name recognition in the marketplace, while differentiating ourselves from our competitors;

•	Geographic reach — leveraging our geographic footprint to take advantage of market demand and capitalizing on our presence in the high growth Asia-Pacific region and emerging markets of Central and Eastern Europe; and

•	Growth through efficiency — leveraging our state-of-the-art information technology infrastructure, through improved standardization and simplification of work processes, the ongoing realignment of our global manufacturing footprint to meet customer demand, as well as highly efficient and functionally excellent administrative support services.
Cash Generation
We generated $882 million and $953 million in cash from operating activities during 2004 and 2003, respectively, and we expect to generate approximately $1 billion during 2005. On March 28, 2005, we retired $400 million par value, 7.4% coupon U.S. Notes maturing on July 15, 2009. Our multi-year program to reduce our debt has now largely been completed. We now plan to use our strong cash generation to generate stockholder value through higher dividends, strategic investments in our core businesses and technologies, and stock repurchases, as appropriate, specifically to:

•	Continue to pay higher cash dividends to our stockholders. Dividend payouts have increased at a 10% compound annual growth rate since 1977.

•	Reinvest in core businesses through our capital expenditure program to drive profitable growth and enhance stockholder value. We may also consider selected acquisitions or alliances in targeted areas.

•	Repurchase our common stock. In December 2004, our Board of Directors authorized the repurchase of up to $1 billion of our common stock through 2008, with the timing of the purchases depending on market conditions and other priorities for cash. For the six months ended June 30, 2005, we have repurchased 3.7 million shares at a cost of $171 million.
We are also looking for opportunities to tax-effectively increase our pension funds.
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
Our Board of Directors devotes substantial time in reviewing our business practices with regard to the norms of institutional integrity. Our Board is comprised of 13 directors, of which 12 are non-employees. The Audit, Nominating and Governance and Executive Compensation committees of the Board are all entirely composed of independent directors.
Summary of Financial Results
In the second quarter of 2005, we reported sales of $2,007 million, an 11% increase over the second quarter of 2004, reflecting higher selling prices in most of our businesses and the favorable impact of currencies on our sales lines offset by lower overall demand. Gross profit margin increased to 29.7% from 29.3% in the second quarter of 2004, due to higher selling prices and a favorable product mix, which more than offset higher raw material, energy and operating costs. Selling and administrative expenses increased 2% over the second quarter of 2004 reflecting higher employee costs, as well as the unfavorable impact of currency movement, which were only partly offset by ongoing operating efficiencies. Research and development expense for the quarter was $67 million, up slightly from the prior year period.
In 2005, we continue to experience increased raw material and energy prices; however, it is difficult to predict the extent and duration of higher prices. To support our operations on an annual basis, we purchase approximately 3.6 billion pounds of petrochemical-based raw materials globally. The single largest of these raw materials is propylene at approximately 1.3 billion pounds annually. We are making efforts to mitigate the impact of escalating raw material and energy costs primarily by increasing selling prices, exercising control over discretionary spending, and utilizing swap, option and collar contracts. While we cannot predict whether current raw material prices will decrease in the future, we have been somewhat successful at managing the impact through the strategies listed above. Additionally, we have incurred higher expenses for employee-related benefits, such as wages and pension expense in 2005. Overall, we anticipate our gross profit margins for the full year will be approximately 30%.
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

In the second quarter of 2005, we reported earnings from continuing operations of $179 million, or $0.80 per share, as compared to $118 million or $0.52 per share in the second quarter of 2004.
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
Our most significant reserves are those which have been established for remediation and restoration costs associated with environmental damage. As of June 30, 2005, we have $143 million reserved for environmental-related costs. We conduct studies and site surveys to determine the extent of environmental damage and necessary remediation. With the expertise of our environmental engineers and legal counsel, we determine our best estimates for remediation and restoration costs. These estimates are based on forecasts of future costs for remediation and change periodically as additional and better information becomes available. Changes to assumptions and considerations used to calculate remediation reserves could materially affect our results of operations. If we determine that the scope of remediation is broader than originally planned, discover new contamination, discover previously unknown sites or become subject to related personal injury or property damage claims, our estimates and assumptions could materially change.
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
During the second quarter, we recorded net tax reserve and valuation allowance reversals resulting from the favorable resolution of prior periods’ tax contingencies due to the completion of prior years tax audits. In addition, we recorded changes in valuation allowances and increases in tax reserves for other contingencies. The decrease in the effective tax rate was primarily due to the impact of the changes described above which total a net $28 million as well as lower taxes on foreign earnings.
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
 We employ a Weighted Average Cost of Capital (“WACC”) approach to determine our discount rate for goodwill recoverability testing. Our WACC calculation includes factors such as the risk free rate of return, cost of debt and expected equity premiums. The factors in this calculation are largely external to our Company and therefore beyond our control. The average WACC utilized in our annual test of goodwill recoverability in May, 2005 was 9.2%, which was based upon average business enterprise value. A 1% change in the WACC will result in an approximate 16% change in the computed fair value of our reporting units. The following table summarizes the major factors that influence the rate:

	2005	2004

Risk free rate of return	4.5%	5.4%
Cost of debt	5.9%	7.2%
Market risk premium	4.0%	4.0%
The decrease in risk free rate of return and cost of debt is due to the overall decrease in the U.S. interest rates between the dates of our annual impairment testing in May 2004 and May 2005.
We believe the current assumptions and other considerations used in the above estimates are reasonable and appropriate. Based on the results of the annual impairment test in 2005, the goodwill of our Automotive Coatings reporting unit had a fair value only slightly in excess of the book value of its net assets. Accordingly, even a small adverse change in the estimated future cash flows for this business or increases in the WACC rate could result in the fair value falling below the book value of its net assets. This could result in a material impairment charge.
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

	2005		2004
	U.S.	Non-U.S.	U.S.	Non-U.S.

Weighted-average discount rate	5.80%	5.50%	6.25%	5.73%
Estimated return on plan assets	8.50%	7.46%	8.50%	7.40%
     The following illustrates the annual impact on pension expense of a 50 basis point increase or decrease from the assumptions used at December 31, 2004.

	Weighted-Average Discount rate		Estimated Return on Plan Assets		Combined Increase/(Decrease) Pension Expense
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

50 basis point increase	$(8.0)	$(5.8)	$(6.2)	$(2.4)	$(14.2)	$(8.2)
50 basis point decrease	$8.4	$5.5	$6.2	$2.4	$14.6	$7.9
The annual impact on other postretirement employee benefits expense of a 50 basis point increase or decrease from the discount rate at December 31, 2004 is immaterial.
➢	Stock-Based Compensation
We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimation of the expected term of stock options, the expected volatility of our stock, expected dividends, and risk-free interest rates. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.
SECOND QUARTER 2005 VERSUS SECOND QUARTER 2004 — CONSOLIDATED
Net Sales and Gross Profit
In the second quarter of 2005, we reported consolidated net sales of $2,007 million, an increase of 11% or $206 million from prior period net sales of $1,801 million. This increase is primarily driven by higher selling prices across most of our businesses and the favorable impact of currencies partially offset by lower overall demand as presented below:
Sales Change for the Second Quarter 2005

%

Selling price	11
Currency	2
Volume/mix	(3)
Other	1

Total change	11%

Our gross profit for the second quarter of 2005 was $597 million, an increase of 13% or $70 million from $527 million in the second quarter of 2004, due largely to higher pricing, partially offset by higher raw material and operating costs. Gross profit margin increased to 29.7% from 29.3% in the second quarter of 2004.
Selling and Administrative Expense
Selling and administrative expenses were $253 million, an increase of 2% or $6 million from $247 million in the second quarter of 2004. The increase was primarily due to higher employee-related costs and the unfavorable impact of currency which were partially offset by the favorable impact of recent cost savings initiatives.
Research and Development Expense
Research and development expenses for the second quarter of 2005 were $67 million, which was comparable to $66 million in the second quarter of 2004.
Interest Expense
Interest expense for the second quarter of 2005 was $29 million compared with $33 million in the prior year period. This decrease was primarily the result of the partial retirement at the end of March of our 7.4%, July 15, 2009 U.S. debt. During the second quarter of 2004, we cashed out an interest swap contract, an action which generated $43 million in cash and fixed the interest rates on this debt, but at higher long-term rates. The $43 million proceeds were used to fund most of the premium paid to retire this debt on March 28, 2005. As a result, we expect future quarterly interest expense to average $5 million lower than in prior year.
Amortization of Finite-lived Intangible Assets
Amortization of finite-lived intangible assets for the current quarter was $15 million, which was comparable to $16 million in prior period.
Restructuring and Asset Impairments
2005
Severance and Employee Benefits
For the three months ending June 30, 2005, we recorded a $2 million charge related to restructuring for severance and employee benefits which was offset by a $2 million reversal for prior period initiatives. The $2 million of charges for severance and related employee benefit costs affects 93 positions in total and is primarily associated with the planned closure of our Wytheville, VA Powder Coatings plant and consolidation of our North American Powder Coatings operations, in addition to a smaller initiative in force initiative within our Plastics Additives business. Offsetting this expense was a favorable adjustment of $2 million to reduce restructuring reserves recorded in prior years. The change in estimates primarily resulted from fewer employee separations than originally anticipated in an administrative support restructuring announced in the fourth quarter of 2004, as some employees have been redeployed, while others affected by workforce reductions were able to fill positions left vacant through natural attrition. The remaining restructuring reserve balances are considered adequate to cover committed restructuring actions.
Asset Impairments
For the three months ending June 30, 2005, we recognized $33 million, net of asset impairment charges. Of the total, $25 million was recognized for the impairment of intangible and fixed assets related to our synthetic leather and gloss lamination product lines within our Adhesives and Sealants business. The synthetic leather and gloss lamination product lines have suffered dramatic declines in both volume and profitability due to recent increases in raw material costs, coupled with aggressive pricing competition. We determined that the significant volume declines in both of these product lines during the first five months of 2005 are not recoverable and warrant impairment. In addition, $9 million of net fixed assets associated with the closure of our Wytheville, VA facility within our Powder Coatings business were also impaired. Gains on sales of previously impaired assets offset the total impairment charge by $1 million.
In general, we continue to analyze other efficiency initiatives, including plant closures, manufacturing footprint redesign and organizational restructuring brought about by the implementation of our ERP system. If approved by management, significant future initiatives could result in material restructuring and asset impairment charges. It is possible that additional restructuring activities will be approved during 2005 which could result in additional restructuring and asset impairment charges. We are currently not able to estimate the impact of these charges although they could be material.
2004
Severance and Employee Benefits
In the second quarter of 2004, we recorded a charge of $11 million for severance and employee separation benefits, affecting 220 positions. This charge is primarily associated with the reorganization of our Louisville, KY plant in our Plastic Additives business, but also included several smaller reductions in force efforts in other businesses. Offsetting this charge was $8 million of changes to reserves recorded for prior year initiatives. This change in estimate is largely related to a reduction in the design and scope of our previously announced North American support services restructuring, as certain business model transformation opportunities did not generate the anticipated process improvements.
Share of Affiliate Earnings, net
Affiliate net earnings for the current quarter were $3 million, a decrease from $4 million in the prior period.
Other (Income) Expense, net
In the second quarter of 2005, net other income was $12 million as compared to $4 million in the second quarter of 2004. The primary drivers of the increase in other income are $1 million in additional royalties and additional interest income of $3 million due to the rise in short term interest rates.
Effective Tax Rate
We recorded a provision for income tax expense of $34 million for the second quarter of 2005 reflecting an effective tax rate from continuing operations before minority interest of 15.8% compared to the 28.8% effective rate for earnings in 2004.
During the second quarter, we recorded net tax reserve and valuation allowance reversals resulting from the favorable resolution of prior periods’ tax contingencies due to the completion of prior years tax audits. In addition, we recorded changes in valuation allowances and increases in tax reserves for other contingencies. The decrease in the effective tax rate was primarily due to the impact of the changes described above which total a net $28 million as well as lower taxes on foreign earnings.
Earnings from Continuing Operations
In the second quarter of 2005, we reported earnings of $179 million, or $0.80 per share, as compared to $118 million or $0.52 per share in the second quarter of 2004.

SECOND QUARTER 2005 VERSUS SECOND QUARTER 2004 — BY BUSINESS SEGMENT
Net Sales by Business Segment and Region

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2005	2004	2005	2004

Business Segment
Coatings	$742	$642	$1,366	$1,208
Performance Chemicals	425	398	829	776
Monomers	495	346	972	644
Electronic Materials	326	319	628	621
Adhesives and Sealants	186	174	379	350
Salt	151	138	469	422
Elimination of Intersegment Sales	(318)	(216)	(614)	(388)

Total	$2,007	$1,801	$4,029	$3,633

Customer Location
North America	$1,040	$909	$2,131	$1,884
Europe	526	489	1,055	978
Asia-Pacific	365	338	693	645
Latin America	76	65	150	126

Total	$2,007	$1,801	$4,029	$3,633

Earnings from Continuing Operations by Business Segment (1, 2)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2005	2004	2005	2004

Business Segment
Coatings	$68	$66	$117	$121
Performance Chemicals	38	37	80	72
Monomers	53	22	112	36
Electronic Materials	38	33	63	61
Adhesives and Sealants	—	11	16	24
Salt	(2)	(1)	28	23
Corporate (3)	(16)	(50)	(78)	(105)

Total	$179	$118	$338	$232

(1)	Earnings (loss) for all segments except Corporate were tax effected using our overall consolidated effective tax rate excluding discrete items.

(2)	In first quarter 2005, we adopted a streamlined and consistent methodology for allocating shared service costs across all business units and redefined corporate expenses to provide improved management reporting. We have reclassified our 2004 results to conform to this change.

(3)	Corporate includes certain corporate governance costs, interest income and expense, environmental remediation expense, insurance recoveries, exploratory research and development expense, balance sheet currency translation gains and losses, any unallocated portion of shared services and discrete tax items.

Provision for Restructuring and Asset Impairment by Business Segment

	Three Months Ended		Six Months Ended
Pre-Tax	June 30,		June 30,
(in millions)	2005	2004	2005	2004

Business Segment
Coatings	$10	$1	$10	$1
Performance Chemicals	—	4	(1)	4
Monomers	—	—	—	—
Electronic Materials	(1)	—	3	—
Adhesives and Sealants	25	1	24	(1)
Salt	—	—	—	—
Corporate	(1)	(3)	(7)	(3)

Total	$33	$3	$29	$1

	Three Months Ended		Six Months Ended
After-Tax	June 30,		June 30,
(in millions)	2005	2004	2005	2004

Business Segment
Coatings	$7	$1	$7	$1
Performance Chemicals	—	3	(1)	3
Monomers	—	—	—	—
Electronic Materials	(1)	(2)	2	(2)
Adhesives and Sealants	16	1	16	—
Salt	—	—	—	—
Corporate	(1)	(4)	(6)	(4)

Total	$21	$(1)	$18	$(2)

Coatings
Net sales from Coatings were $742 million, an increase of 16% or $100 million from net sales of $642 million in 2004. The increase was primarily driven by higher selling prices and favorable currency partially offset by slightly lower volume. Sales from Architectural and Functional Coatings, which account for the majority of total Coatings sales, increased 20% over the prior year attributable primarily to higher selling prices, favorable currency and higher volumes. Demand was strong in the North American paint segments of the business, but slower in the paper, industrial and graphic arts markets. The business continues to see strong growth in the newest generation of binders for high quality semi-gloss paints. The growth in North America was largely offset by the continuing weakness in European markets and slower, but improving sales in Asia-Pacific. Powder Coatings sales decreased 5% primarily due to weak industrial furnishing activity in Western Europe and North America as well as market share loss, partly offset by the favorable impact of currency and pricing increases. The weak demand is partially attributable to the impact of a shift in the customer base to Asia-Pacific. The business recently opened a new plant in Shanghai, China to take advantage of this regional shift. Automotive Coatings sales increased 4% over the prior period as share gains and the favorable impact of currency offset significant market weakness as a result of lower automobile builds by U.S. producers.
Earnings of $68 million in 2005, which include $7 million after-tax in restructuring charges in Powder Coatings, were increased from $66 million in 2004. The favorable impact of higher selling prices and currencies were partially offset by higher raw material, energy and operating costs in all three Coatings businesses.

Performance Chemicals
In the second quarter of 2005, net sales from Performance Chemicals were $425 million, an increase of 7% or $27 million from prior year period net sales of $398 million, driven by higher selling prices and the favorable impact of currencies, partially offset by lower overall demand. Sales from Plastics Additives increased 6% from prior period mostly driven by higher pricing across all regions and the favorable effect of currency, partially offset by lower demand. Demand was down, mainly due to the sluggish overall market conditions in Europe, the flat to declining PVC industry both in North America and Europe, as well as some share loss in lower margin products. Products for foam applications in the North American building and construction market continued to show healthy growth. Sales from Consumer and Industrial Specialties increased 9% over the prior period as selling price increases and the favorable impact of foreign currency were offset by lower volume. The lower demand is primarily due to repositioning of some product lines due to monomer constraints and some share loss due to price increases. Net sales from Process Chemicals increased 3% primarily due to the favorable impact of currency and higher pricing, while demand was flat overall. Continued strong demand in most industrial markets in North America and Europe and especially Asia were offset by weakness in Latin America and select North American markets.
Performance Chemicals earnings for the second quarter of 2005 were $38 million. Earnings for the same period in 2004 were $37 million, which included $3 million after-tax in restructuring charges. Higher selling prices in this quarter were insufficient to offset the higher raw material, energy and operating costs. In addition, during 2005 Performance Chemicals recorded a $3 million after-tax charge related to a long-standing customer claim.
Monomers
In the second quarter of 2005, net sales from Monomers were $495 million, an increase of $149 million or 43% from prior period net sales of $346 million. Net sales figures for Monomers include sales to our internal downstream monomer-consuming businesses — primarily Architectural and Functional Coatings, Adhesives and Sealants and Performance Chemicals as well as sales to third party customers. Sales to external customers increased 36% to $177 million in the first quarter of 2005 from $130 million in the prior period. The increase in sales can be attributed primarily to improved pricing implemented to offset raw material and energy costs.

	Three Months Ended		Six Months Ended
(in millions)	June 30,		June 30,
	2005	2004	2005	2004

Total Sales	$495	$346	$972	$644
Elimination of Intersegment Sales	(318)	(216)	(614)	(388)

Third Party Sales	$177	$130	$358	$256

Earnings of $53 million for the second quarter of 2005 increased from $22 million in the prior period, as increased selling prices more than offset higher raw material and energy costs associated with these sales, as well as higher plant operating costs. The increase in pricing was made possible due to a combination of tight global supply for monomer products and a change in approach to customer pricing using monthly raw material based formulas instead of fixed quarterly pricing. In general, monthly pricing minimizes the lag in updating customer pricing when raw material costs change. The higher plant operating costs were due to an unexpected outage at the Deer Park, TX facility during planned maintenance activities in the quarter. The lost production volume and additional maintenance and transportation costs resulted in approximately $15 million, after-tax, of higher expenses. Monomers met all of its contractual requirements to its customers.

We anticipate there will be an increase in global monomer supply throughout 2005 as a result of new production facilities that will be coming on-line. We expect this additional supply to create some downward pressure on Monomers pricing and margins in the upcoming quarters.
Electronic Materials
In the second quarter of 2005, net sales from Electronic Materials of $326 million increased $7 million or 2% compared to the prior year period sales of $319 million primarily due to higher demand. Sales of advanced technology products increased 7% from the prior year period. Sales from Circuit Board Technologies decreased 4% over the prior year driven by weaknesses in both the North American and European markets, which was only partially offset by continued growth in Asia. Sales from Semiconductor Technologies were up 2% compared to 2004, with higher demand in Asia-Pacific and Europe offsetting some weakness in North America. Sales from Packaging and Finishing Technologies increased 12% from the prior period.
Earnings of $38 million increased from $33 million in the prior period in 2004, primarily due to disciplined cost management, and the sale of some assets.
We expect the market environment of the Electronics industry to remain difficult to predict, however, we believe that inventory levels in the industry have been decreased, which increases chances for ongoing market growth in the coming quarters, particularly in Asia.
Adhesives and Sealants
In the second quarter of 2005, net sales from Adhesives and Sealants were $186 million, an increase of 7% or $12 million from the net sales of $174 million in 2004, primarily driven by higher pricing and the impact of favorable foreign currencies, partially offset by lower demand. The overall lower demand reflects the ongoing strategy to adjust the product portfolio by shedding low-margin products.
The business reported no earnings in 2005 compared to earnings of $11 million in 2004 due to a non-cash impairment charge of $16 million, after-tax for two products where general economic conditions have affected the market environment (see Note 4). This charge masked the strong operating performance of the business, which has successfully implemented a pricing strategy to recover the high raw material increases, effective portfolio management initiatives, and significant cost reduction efforts.
Salt
In the second quarter of 2005, net sales from Salt were $151 million, an increase of 9% or $13 million over the prior year period of $138 million, primarily due to higher selling prices, increases in early fill ice control shipments, and the positive impact of currency.
The business reported a loss of $2 million in 2005, compared with a loss of $1 million in 2004. Higher selling prices were insufficient to offset higher packaging, energy, distribution, and other production costs.
Corporate
In the second quarter of 2005, corporate expenses were $16 million, down from expenses of $50 million in 2004. The change was primarily driven by the impact of the $28 million net adjustment in tax reserves and tax valuation allowances resulting from the favorable resolution of prior period contingencies and increases in tax reserves for other contingencies. In addition, lower interest expense, higher interest income, and favorable shared services costs more than offset the impact of an increase in the environmental remediation reserve and smaller adjustments to restructuring reserves.

SIX MONTHS 2005 VERSUS SIX MONTHS 2004 — CONSOLIDATED
Net Sales and Operating Margins
In the six months ended June 30, 2005, we reported consolidated net sales of $4,029 million, an increase of 11% or $396 million from prior period net sales of $3,633 million. This increase is primarily driven by a favorable impact of currencies and higher selling price partially offset by slightly lower demand as presented below:

Sales Change for Year to Date 2005%

Selling price	11
Currency	2
Volume/mix	(2)

Total change	11%

Our gross profit for the six months ended June 30, 2005 was $1,207 million, an increase of 14% or $152 million from $1,055 million in the prior period, on higher sales. Gross profit margin increased to 30.0% from 29.0% in the first six months of 2004, due to higher selling prices, currency and a favorable product mix, which more than offset higher raw material and energy costs.
Selling and Administrative Expense
Selling and administrative expenses for the six months ended June 30, 2005, were $512 million, an increase of 3% or $17 million from $495 million in the prior period. The increase was primarily due to: 1) higher employee-related costs, including increased pension expense, normal salary increases, the increasing rate of health care costs and higher stock-based compensation expense; and 2) the unfavorable impact of currencies primarily due to the strengthening of foreign currencies versus the U.S. dollar. The favorable impact of recent cost savings initiatives partially offset these increases.
Research and Development Expense
Research and development expenses for the six months ended June 30, 2005 were $131 million, which was comparable to $132 million in the prior period.
Interest Expense
Interest expense for the current period was $64 million, which was comparable to $63 million in the prior year period.
Amortization of Finite-Lived Intangible Assets
Amortization of finite-lived intangible assets for the current period was $30 million, which was comparable to $32 million in the prior period.
Early Extinguishment of Debt
In March of 2005, we retired $400 million of our 7.4% notes scheduled to mature on July 15, 2009. The retirement resulted in a loss of $17 million. This loss represents the premium in excess of carrying value necessary to extinguish the debt early.
Share of Affiliate Earnings, net
Affiliate net earnings were $6 million in the six months ended June 30, 2005 which was comparable to $7 million in the prior period.
Restructuring and Asset Impairments
Restructuring and asset impairments were $29 million and $1 million for the six months ended June 30, 2005 and 2004, respectively.

2005
Severance and Employee Benefits
For the six months ending June 30, 2005, net income was favorably impacted by $7 million net, related to restructuring changes in estimates for severance and employee benefits. Included in this amount is $3 million of charges for severance and associated employee benefits affecting 120 positions and is primarily associated with the planned closure of our Wytheville, VA Powder Coatings plant and consolidation of our North American Powder Coatings operations, and smaller initiative in force efforts within our Electronic Materials segment and Plastics Additives business. Offsetting this charge were favorable adjustments of $10 million to reduce prior years’ restructuring reserves. These changes in estimates are largely related to our North American support services restructuring announced in the fourth quarter of 2003. The reversals were necessary to adequately reflect more accurate estimates of remaining obligations related to severance and other employee benefit costs as some employees have been redeployed, while in other cases the employees affected by the workforce reductions were able to fill positions left vacant through natural attrition. The remaining restructuring reserve balances are considered adequate to cover committed restructuring actions. Our restructuring initiatives are generally completed in 12 to 18 months.
Asset Impairments
For the six months ending June 30, 2005, we recognized $35 million, net of asset impairment charges. Of the total, $25 million was recognized for the impairment of intangible and fixed assets related to our synthetic leather and gloss lamination product lines within our Adhesives and Sealants segment. The synthetic leather and gloss lamination product lines have suffered dramatic declines in both volume and profitability due to recent increases in raw material costs, coupled with aggressive pricing competition. It was determined that the significant volume declines in both of these product lines during the first five months of 2005 are not recoverable and warrant impairment. In addition, $9 million of net fixed assets associated with the closure of our Wytheville, VA facility within our Powder Coatings business were also impaired, along with $1 million of net fixed assets and $1 million of intangible assets within our Electronic Materials segment. Gains on sales of previously impaired assets offset the total impairment charge by $1 million.
In general, we continue to analyze other efficiency initiatives, including plant closures, manufacturing footprint redesign and organizational restructuring brought about by the implementation of our ERP system. If approved by management, significant future initiatives could result in material restructuring and asset impairment charges. We believe that it is possible that additional restructuring activities will be approved during 2005 which could result in restructuring and asset impairment charges. We are currently not able to estimate the impact of these charges although they could be material.
2004
Severance and Employee Benefits
In the six months ended June 30, 2004, we recorded a charge of $11 million for severance and employee separation benefits, affecting 220 positions. This charge is primarily associated with the reorganization of the Louisville, KY plant in our Plastic Additives business, but also included several smaller reductions in force efforts in other businesses. Offsetting this charge was $9 million of changes to reserves recorded for prior year initiatives. This change in estimate is largely related to a reduction in the design and scope of our previously announced North American support services restructuring, as certain business model transformation opportunities did not generate the anticipated process improvements.
Other (Income) Expense, net
In the six months ended June 30, 2005, net other income was $15 million, as compared to $1 million in the prior period. This is primarily attributable to $5 million of favorable impact of currency and $6 million of interest income.
Effective Tax Rate
We recorded a provision for income tax expense of $104 million for the six months ended June 30, 2005 reflecting an effective tax rate from continuing operations before minority interest of 23.4% compared to the 30.3% effective rate for earnings in 2004.

During the second quarter, we recorded net tax reserve and valuation allowance reversals resulting from the favorable resolution of prior period tax contingencies due to the completion of prior years tax audits. In addition, we recorded changes in valuation allowances and increases in tax reserves for other contingencies. The decrease in the effective tax rate was primarily due to the impact of the changes described above which total a net $28 million as well as lower taxes on foreign earnings.
Earnings from Continued Operations
In the six months ended June 30, 2005, we reported earnings from continuing operations of $338 million, or $1.51 per share, as compared to prior period earnings from continuing operations of $232 million or $1.03 per share. The growth in 2005 earnings was primarily due to increased gross profit driven by higher sales and the favorable impact of currency which more than offset the impact of higher raw material and operating costs.
SIX MONTHS 2005 VERSUS SIX MONTHS 2004 — BY BUSINESS SEGMENT
Coatings
In the six months ended June, 2005, net sales from Coatings were $1,366 million, an increase of 13% or $158 million from net sales of $1,208 million in 2004, primarily driven by higher selling prices and favorable currency partially offset by moderately lower volume. Sales from Architectural and Functional Coatings, which account for the majority of total Coatings sales, increased 17% over the prior year attributable primarily to higher selling prices and favorable currency, partially offset by slightly lower demand. This decrease in demand is attributable mainly to weakness in Europe and Asia Pacific markets. Powder Coatings sales decreased 6% primarily due to lower demand in Europe, the result of softness in the marketplace and share loss. Demand in North America was down from the previous year period reflecting the ongoing trends of the downstream customers continuously shifting to Asia Pacific. This impact was only partially offset by the favorable impact of currency and some increase in pricing. Automotive Coatings sales remained flat with the prior period as share gains and the favorable impact of currency were offset by decreased demand related to lower automotive builds by U.S. producers.
Earnings of $117 million in 2005 were down from $121 million in 2004. Higher selling prices and the favorable impact of currencies were offset by higher raw material, operating and energy costs, higher selling and administrative costs, as well as restructuring charges in the Powder Coatings business.
Performance Chemicals
In the six months ended June, 2005, net sales for Performance Chemicals of $829 million are up 7% or $53 million from prior year sales of $776 million primarily due to increased selling prices and the favorable impact of currencies, partially offset by lower demand. Sales from Plastics Additives increased 5% from prior period mostly driven by higher pricing across all regions and the favorable effect of currency, partially offset by lower demand. Demand was down mainly due to sluggish market conditions in Europe as well as some share loss in lower margin products. Net sales in Consumer and Industrial Specialties increased 11% primarily due to increased selling prices, the favorable impact of currencies, and favorable product mix. Net sales from Process Chemicals increased 4% primarily due to the favorable impact of currency and higher pricing, while demand was flat overall. Continued strong demand in most industrial markets in North America and Europe were offset by weakness in Latin America and select North American markets.
Earnings of $80 million in 2005 were up from $72 million in 2004. Higher selling prices, the favorable impact of currencies and restructuring charges in the prior year period were offset by higher raw material, operating and selling and administrative costs. In addition, during 2005 Performance Chemicals recorded a $3 million after-tax charge related to a long-standing customer claim.

Monomers
In the six months ended June 30, 2005, net sales from Monomers were $972 million, an increase of $328 million or 51% from prior period net sales of $644 million. Net sales figures for Monomers include sales to our internal downstream monomer-consuming businesses — primarily Architectural and Functional Coatings, Adhesives and Sealants and Performance Chemicals as well as sales to third party customers. Sales to external customers increased 40% to $358 million year to date in 2005 from $256 million in the prior period. The increase in sales can be attributed primarily to improved pricing implemented to offset raw material and energy costs.
Earnings of $112 million for the six months ended June 30, 2005 increased from $36 million in the prior period, as increased selling prices more than offset higher raw material, and operating costs associated with these sales.
We anticipate there will be an increase in global monomer supply throughout 2005 as a result of new production facilities that will be coming on-line. We expect this additional supply to create some downward pressure on the Monomers pricing and margins in the upcoming quarters.
Electronic Materials
In the six months ending June 30, 2005, net sales from Electronic Materials of $628 million increased 1% or $7 million compared to the prior year period sales of $621 million primarily due to higher demand. Sales of advanced technology products increased 5% from the prior year period. Sales from Circuit Board Technologies decreased 3% over the prior year driven by weaknesses in both the U.S. and European markets, which was only partially offset by continued growth in Asia. Sales from Semiconductor Technologies were up 1% compared to 2004, with higher demand in Asia-Pacific and Europe offsetting some weakness in North America. Sales from Packaging and Finishing Technologies increased 7% from the prior period.
Earnings of $63 million increased by 3% compared to $61 million in 2004, primarily due to disciplined cost management partially offset by restructuring charges.
Adhesives and Sealants
In the six months ending June 30, 2005, net sales from Adhesives and Sealants were $379 million, an increase of 8% or $29 million from the net sales of $350 million in 2004, primarily driven by higher pricing and the impact of favorable foreign currencies, partially offset by lower demand. The overall lower demand was primarily the result of portfolio adjustments.
Earnings of $16 million in 2005 decreased by 33% compared to $24 million in 2004. The earnings decline in 2005 is the result of $16 million in asset impairment charges. This charge masked the business’s ongoing improved operating performance resulting from successfully implementing a pricing strategy to recover high raw material increases, effective portfolio management initiatives, as well as a more efficient cost structure.
Salt
For the six month period ended June 30, 2005, net sales from Salt were $469 million, an increase of 11% or $47 million over the prior year period of $422 million, reflecting higher demand in ice control markets due to favorable winter weather in first quarter, increased selling prices, and the positive impact of currency.
Earnings for the first six months of 2005 were $28 million, an increase of 22% compared to $23 million in 2004. The favorable impact of ice control pricing and volume gains, along with lower overall selling and administrative spending have more than offset higher production, distribution, packaging, and energy costs.

Corporate
For the six month period ended June 30, 2005, Corporate expenses were $78 million, down from $105 million in 2004. The change was primarily driven by an adjustment in tax reserves and tax valuation allowances, reduced consulting and shared services expenses and higher interest income which more than offset the costs associated with the early extinguishment of debt and an adjustment to stock-based compensation.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Maintaining a strong balance sheet is one of our important objectives. As of June 30, 2005, our debt ratio (total debt in proportion to total debt plus stockholders’ equity) was 36%, down from 42% as of December 31, 2004. Over the next several years, we expect to pursue growth strategies and provide cash returns to our stockholders without significantly increasing this ratio. We intend to deploy our cash to generate stockholder value through higher dividends, strategic investments in our core businesses and technologies, and stock repurchases. We may also consider selected acquisitions or alliances in targeted areas.
In the six months ended June 30, 2005, our primary sources of cash were from operating activities and employees exercising their options to purchase our stock. Our principal uses of cash were reduction of debt, capital expenditures, dividends and our stock repurchase program. These are summarized in the table below:

	Six Months Ended
	June 30,
(in millions)	2005	2004

Cash provided by operations	$324	$282
Capital expenditures	132	112
Dividends	122	105
Stock Repurchase Program	171	—
Cash Provided by Operations
For the six months ended June 30, 2005 cash provided by operations exceeded the prior-year period by 15% primarily from higher earnings on lower proportional working capital.
The cash flow we generate from operating activities is typically concentrated in the third and fourth quarters. This is due to the seasonal working capital patterns in some of our core businesses, such as Coatings, as well as the timing of certain annual payments such as employee bonuses, interest on debt and property taxes. For the full year, we expect cash from operating activities to be approximately $1 billion as compared to $882 million for 2004. Maintaining strong operating cash flow through earnings and working capital management continues to be an important objective.
Capital Expenditures
We intend to manage our capital expenditures to take advantage of growth and productivity improvement opportunities as well as to fund ongoing environmental protection and plant infrastructure requirements. We have a well defined review procedure for the authorization of capital projects. The second quarter of 2005 capital expenditures are above the prior year period expenditures primarily due to the timing of Houston Plant expenditures relating to annual shut down activities, and a larger IT project portfolio, partially offset by completion of our multi-year ERP system implementation, which occurred in May 2004. Capital expenditures for this implementation were $24 million for the six months ended June 30, 2004. Projected capital expenditures for fiscal year 2005 of approximately $350 million, compared to $322 in fiscal year 2004, are not expected to exceed depreciation expense.

Dividends
On March 1, 2005, we paid a quarterly dividend of $0.25 per common share or $57 million to shareholders of record on February 18, 2005 compared to $0.22 per common share or $49 million to shareholders of record on February 13, 2004. On June 1, 2005, we paid a quarterly dividend of $0.29 per common share or $65 million to shareholders of record on May 13, 2005 compared to $0.25 per common share or $56 million to shareholders of record on May 14, 2004.
Common stock dividends have been paid each year since 1927. The payout has increased annually since 1977 resulting in a 10% compound annual growth rate.
Debt Reduction
In March of 2005, we retired $400 million of our 7.4% notes scheduled to mature on July 15, 2009. The retirement resulted in a loss of $17 million. We expect our interest expense to decrease by approximately $21 million a year through July 2009 due to the debt retirement. This early retirement was enabled by the strong cash flow from prior year operations. Our multi-year program to reduce debt has now largely been completed.
Stock Repurchase Program
In December 2004, our Board of Directors authorized the repurchase of up to $1 billion of our common stock through 2008, with the timing of the purchases depending on market conditions and other priorities for cash. During the first half of this year we repurchased 3.7 million shares at a cost of $171 million.
Restricted Cash
Restricted cash represents investments in cash equivalents through a trust designed to meet financial assurance requirements of U.S., state and local environmental agencies with respect to plant operations. These requirements are based on an annual assessment of the Company’s net worth. Due to our increased net worth, most authorities have released the restrictions and only $7 million remained at June 30, 2005, down from $49 million at December 31, 2004. We expect the remaining restrictions to be released entirely within the next several months.
Liquidity and Debt
As of June 30, 2005, we had $209 million in cash, including restricted cash, and $2,162 million in debt compared with $674 million and $2,640 million, respectively, at December 31, 2004. A summary of our cash and debt balances is provided below:

	June 30,	December 31,
(in millions)	2005	2004

Short-term obligations	$122	$77
Long-term debt	2,040	2,563

Total debt	$2,162	$2,640

Cash and cash equivalents	$202	$625
Restricted cash	7	49

Total	$209	$674

As of June 30, 2005, we had no commercial paper outstanding. The remainder of our short-term debt was primarily composed of local bank facilities borrowings. During the remainder of this year our primary source of short-term liquidity will be cash from operating activities. This will be supplemented with commercial paper and bank borrowings to support periodic local working capital needs from time to time. In October 2003, we entered into a $500 million revolving credit facility with a syndicated group of banks. This facility is committed until October 2006 and not contingent upon our credit rating. As of June 30, 2005, we did not have any drawings against this facility. Management believes that our financial resources will adequately meet our business requirements during the next twelve months, including planned expenditures, working capital requirements, dividends, and the stock repurchase program.

Moody’s and Standard & Poor’s currently rate our senior unsecured long-term debt A-3 and BBB+, respectively, with stable outlooks; and our short-term commercial paper, P2 and A2, respectively. In general, we believe Single A ratings are consistent with the objectives of our long-term financial policies.
Pension Plan Funding
Our U.S. ERISA-qualified pension plans represent approximately 80% of our pension plan assets and do not require additional funding in 2005, although we are evaluating opportunities to tax-effectively increase our pension funds. The amount and the timing of any funding will also be dependent on changes in the level of interest rates and the actual rate of return earned on plan assets. Funding could be accelerated if interest rate levels used to value liabilities decline or if assets fail to earn the assumed rate of return of 8.5%. For our smaller international plans, we contributed approximately $20 million to meet funding needs in 2004. We had expected to contribute $25 million in 2005. However, total contributions may increase to between $30 million and $45 million as a result of funding shortfalls in our largest offshore plan in the UK. The 2005 contribution will be determined in the third quarter and the additional funding will occur in the fourth quarter.
Use of Derivative Instruments to Manage Market Risk
We use simple derivative instruments to reduce uncertainties arising from conducting our business in a variety of currencies, financing at long- and short-term interest rates and pricing our raw materials at market prices. The policies and procedures applicable to our use of these derivative instruments are disclosed in Items 7a and 8 (Note 5) of our 2004 Form 10-K.
During the six months ended June 30, 2005, $19 million net cash was spent with respect to derivative instruments, $3 million for currency and interest rate hedging, $6 million for financing activities and $10 million for investing activities to hedge our net investments in foreign subsidiaries. During this same period the market value of our derivative instruments increased $50 million after-tax. Recognized in net earnings for the six months ended June 30, 2005 is a $5 million, or 2 cents per share, net benefit from derivatives transactions consisting of lower loss on extinguishment of debt, lower interest expense, higher other expense related to our currency hedging program, and related income tax expense.
During the six months ended June 30, 2005, the weak dollar improved our net earnings $13 million, or 6 cents per share, compared to the prior-year period. This gain was primarily driven by non-dollar denominated sales being translated at stronger local currency rates net of local operating costs and currency hedging costs which were recorded as other expense. This result was consistent with our objectives. When the dollar is weak our cash flow, earnings and net investments should be enhanced by our fundamental business operations, net of hedging costs. After initial weakness, the dollar established a low for the year against most major currencies in March then began to recover, particularly in the second quarter when the dollar strengthened 7% against the Euro. We are well-positioned to benefit from a return to a weak dollar environment, while hedges in place should offset less favorable translated results if the dollar strengthens during the remainder of this year.
On March 28, 2005, we retired $400 million par value, 7.4% coupon U.S. notes scheduled to mature on July 15, 2009. We had entered interest rate locks prior to original issuance of this debt in 1999 fixed/floating interest rate swap contracts entered in May, 2001 and cashed out in May, 2004, and interest rate locks again during the first quarter, 2005 in conjunction with the retirement. Cumulative cash received from these derivatives reduced the loss which would have otherwise been incurred by $20 million, after-tax.
During the remainder of this year we expect to finance and manage financial prices under business and economic conditions characterized by sufficient cash reserves, growing earnings; a dollar which may continue to recover; a flat U.S. yield curve with rising short-term rates and stable medium and long-term rates; and high commodities prices. Our objectives are to preserve our earnings from potential weaker local currencies, maintain or reduce our effective interest rate despite rising short-term rates, and protect against natural gas price spikes.
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
We are a party in various government enforcement and private actions associated with former waste disposal sites, many of which are on the U.S. Environmental Protection Agency’s (“EPA”) National Priority List, where remediation costs have been or may be incurred under the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state statutes. In some of these matters we may also be held responsible for alleged property damage. We have provided for future costs at certain of these sites. We are also involved in corrective actions at some of our manufacturing facilities.
We consider a broad range of information when we determine the amount necessary for remediation accruals, including available facts about the waste site, existing and proposed remediation technology and the range of costs of applying those technologies, prior experience, government proposals for this or similar sites, the liability of other parties, the ability of other potentially responsible parties (“PRPs”) to pay costs apportioned to them and current laws and regulations. We assess the accruals quarterly and update these as additional technical and legal information becomes available. However, at certain sites, we are unable, due to a variety of factors, to assess and quantify the ultimate extent of our responsibility for study and remediation costs. Liabilities are accrued for both non-company-owned Superfund sites and company facilities. Our significant sites are described in more detail below.
➢	Wood Ridge Site
In Wood Ridge, New Jersey, Morton International (“Morton”) and Velsicol Chemical Corporation (“Velsicol”) have been held jointly and severally liable for the cost of remediation of environmental problems associated with a mercury processing plant (“Site”) acquired by a Morton predecessor. As of the date we acquired Morton, Morton disclosed and accrued for certain ongoing studies related to the Site. In our allocation of the purchase price of Morton, we accrued for additional study costs and additional remediation costs based on the ongoing studies. We have submitted a feasibility study of various remedial alternatives, and we expect New Jersey Department of Environmental Protection (“DEP”), in consultation with EPA Region 2, to select a remedy for the Site by the end of 2005.
Our exposure at the Site will depend in part on the results of attempts to obtain contributions from others believed to share responsibility. In 2001, Velsicol stopped paying its share of expenses. Velsicol’s indemnitor, Fruit of the Loom, Inc., has been reorganized under Chapter 11 bankruptcy and was discharged of its responsibility for this Site after a payment to us of approximately $1 million. In 2002, the bankruptcy court approved a government settlement entered into with Velsicol, Fruit of the Loom, and other parties, which created a fund to be used to respond to the Velsicol liabilities at several sites, including Wood-Ridge. We have recently reached a multifaceted settlement which will substitute the bankruptcy trust fund holding most of its assets for Velsicol in consent orders relating to the Site, settle past cost claims with the State of New Jersey, create a mechanism to obtain reimbursement of response costs from the bankruptcy trust fund, and resolve other issues. The settlement is expected to be entered by the court following the required public comment period.
In addition, we paid $225,000 for the EPA to develop a work plan for a separate study of contamination in Berry’s Creek, which runs near the Site, and of the surrounding wetlands. We understand that EPA intends to finalize a study Framework Document, calling for a broad scope investigation of risks posed by contamination in Berry’s Creek, and to require a group of PRPs to perform the study. Performance of this study is expected to take six years to complete. In 2002, the EPA requested information relating to sources of contamination in Berry’s Creek; we understand this request was sent to over ninety PRPs. Today, there is much uncertainty as to what will be required to address Berry’s Creek, but investigation and cleanup costs, as well as potential resource damage assessments, could be very high and our share of these costs could be material to the results of our operations, cash flows and consolidated financial position.
➢	Moss Point
During 1996, the EPA notified Morton of possible irregularities in water discharge monitoring reports filed by its Moss Point, Mississippi plant in early 1995. Morton investigated and identified other environmental issues at the plant. Although at the date of acquisition Morton had accrued for some remediation and legal costs, we revised these accruals as part of the allocation of the purchase price of Morton based on our discussions with the authorities and on the information available as of June 30, 2000. In 2000, we reached agreement with the EPA, the Department of Justice and the State of Mississippi, resolving these historical environmental issues. The agreement received court approval in early 2001. The accruals established for this matter were sufficient to cover the costs of the settlement. All operations at this Moss Point facility have now been terminated. Environmental investigation and interim remedial measures are proceeding pursuant to the court approved agreement. As a part of this agreement, 23 of the former Morton chemical facilities were subject to environmental audit by an independent consultant. Findings were provided to the government, and we believe we will be able to resolve all issues regarding the audit for $900,000.
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
We closed the former Morton plant at Paterson, New Jersey in December 2001, and are currently undertaking remediation of the site under New Jersey’s Industrial Site Recovery Act. We removed contaminated soil from the site and we are now constructing an on-site remediation system for residual soil and groundwater contamination. We expect development of the site over the remediation structures. Investigation of contamination of shallow soils and groundwater off-site, as well as investigation of deeper groundwater off-site, is ongoing. We have resolved with the United States Department of Justice claims under the Clean Air Act relating to a 1998 explosion at this location by agreeing to pay penalties and purchase certain equipment for the local fire department for a total cost of $250,000.
➢	Picillo
We have agreed to participate in a binding arbitration to resolve contribution claims against us by a group of companies performing remediation of the Picillo Superfund site in Rhode Island.
➢	Martin Aaron Superfund Site
Rohm and Haas is a PRP at this Camden, NJ former drum recycling site. The Company is participating in a PRP group which is working on cost allocation issues, investigation of additional PRPs, and commenting on EPA technical reports. The costs of remediation are not yet
➢	Groundwater Treatment and Monitoring
Major remediation for certain sites, such as Kramer, Whitmoyer, Woodlands and Goose Farm has been completed. We are continuing groundwater remediation and monitoring programs. Reserves for these costs have been established.
➢	Company Manufacturing Facilities
We also have accruals for enforcement and corrective action programs under governmental environmental laws at several of our manufacturing sites. The more significant of these accruals for corrective action, in addition to those presented above, have been recorded for the following sites: Bristol, Pennsylvania; Philadelphia, Pennsylvania; Houston, Texas; Louisville, Kentucky; Ringwood, Illinois; Apizaco, Mexico; Jacarei, Brazil; Jarrow, UK; Lauterbourg, France and Mozzanica, Italy. We are in discussions with the EPA regarding possible enforcement arising out of an environmental inspection in 2000 at our Houston facility.

➢	Remediation Reserves and Reasonably Possible Amounts
Our reserves for environmental remediation are recorded appropriately as current and long-term liabilities in the Consolidated Balance Sheets. The amounts charged to pre-tax earnings for environmental remediation and related charges were $13 million and $8 million for the three months ended June 30, 2005 and 2004, respectively, and $17 million and $19 million for the six months ended June 30, 2005 and 2004, respectively, and are recorded as a cost of goods sold in the Consolidated Statements of Operations. The reserves for remediation were $143 million and $137 million at June 30, 2005 and December 31, 2004, respectively.
Our reserves represent those costs that we believe to be probable and reasonably estimable. Other costs, which have not met the definition of probable, but are reasonably possible and estimable, have been included in our disclosure of reasonably possible loss contingencies. In addition to accrued environmental liabilities, we have identified reasonably possible loss contingencies related to environmental matters of approximately $94 million and $80 million at June 30, 2005 and December 31, 2004, respectively.
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
In addition, we are a party to nine private civil antitrust actions that have been consolidated in the U.S. District Court for the Eastern District of Pennsylvania, including one that originally had been filed in State Court in Ohio and another involving an individual direct purchaser claim that was filed in federal court in Ohio. These actions have been brought against Rohm and Haas and other producers of plastics additives products by direct purchasers of these products and seek civil damages as a result of alleged violations of the antitrust laws. The named plaintiffs in all but one of these actions are seeking to sue on behalf of all similarly situated purchasers of plastics additives products. Federal law provides that persons who have been injured by violations of Federal antitrust law may recover three times their actual damages plus attorneys’ fees. Since May 2004, additional lawsuits have also been filed in California, Tennessee, Vermont, Nebraska, Ohio, Arizona and Kansas state courts on behalf of classes of indirect purchasers in those and other states. Our internal investigation has revealed no wrongdoing by Rohm and Haas, and we will vigorously defend these actions.
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
Morton has also been sued in connection with asbestos-related matters in the former Friction Division of the former Thiokol Corporation, which merged with Morton in 1982. Settlement amounts to date have been minimal and many cases have closed with no payment. We estimate that all costs associated with future Friction Division claims, including defense costs, will be well below our insurance limits.
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

NEW ACCOUNTING PRONOUNCEMENTS
Foreign Earnings Repatriation
FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the “American Jobs Creation Act of 2004” (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. The Act creates a temporary incentive for U.S. corporations to repatriate prior period foreign earnings that were previously deemed permanently reinvested by providing a dividends received deduction for certain dividends from controlled foreign corporations. Since the majority of our prior period foreign earnings were not permanently reinvested, we fully provided for taxes on unremitted earnings, and therefore, we do not expect that FSP 109-2 will have a material impact on our results of financial position, operations or cash flows.
Qualified Production Activities Deduction
FASB Staff Position No. SFAS 109-1, “Application of FASB Statement No.109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” provides guidance on applying the deduction for income from qualified domestic production activities. The deduction will be phased in from 2005 through 2010. The Act also provides for a two-year phase out of the existing extra-territorial income exclusion (“ETI”) for foreign sales. The deduction will be treated as a “special deduction” as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return. We do not expect the net effect of the phase out of the ETI and the phase in of this new deduction to result in a material change in our effective tax rate for fiscal years 2005 and 2006, based on current earnings levels.
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
Stock-Based Compensation
Effective January 1, 2003, we prospectively adopted the fair value method of recording stock-based compensation as defined in SFAS No. 123, “Accounting for Stock-Based Compensation.” As a result, we began expensing all stock options that were granted to employees after January 1, 2003 over the vesting period using the grant-date fair value of stock options based upon the Black-Scholes model, an option-pricing model. Prior to 2003, we accounted for stock options using the intrinsic method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this method, no compensation expense was recognized for stock options awarded prior to 2003.
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments.” This Statement revises SFAS No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS No. 123R requires companies to recognize expense over the requisite service period in the income statement for the grant-date fair value of awards of share based payments including equity instruments and stock appreciation rights to employees. SFAS No. 123R also clarifies and expands guidance in several areas, including measuring fair value, defining requisite service period, accounting for liability awards and accounting for tax benefits. While we do not expect these changes to have a material impact on the total expense recognized for our share-based payments, the provisions of 123R will require more upfront recognition of expense for the performance awards, which could cause a significant impact on the timing of when we recognize the expense in our financial statements.

This statement also eliminates the prospective option we have applied under SFAS No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123,” and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005. Due to the fact that the majority of our options issued prior to January 1, 2003, the date we adopted SFAS No. 123, will have vested as of June 15, 2005 the revised computations will not have a material impact on our financial statements.
Asset Retirement Obligations
In March 2005 the FASB issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143” (“FIN 47”). This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). We are currently assessing the impact that FIN 47 will have on our financial statements.
Accounting Changes and Error Corrections
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are currently evaluating the effect that the adoption of SFAS No. 154 will have on our financial statements.
ITEM 3. Quantitative And Qualitative Disclosures About Market Risk
Management’s discussion of market risk is incorporated herein by reference to Item 7a of the Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 1, 2005.
ITEM 4. Controls And Procedures
a)	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
b)	Changes in Internal Controls over Financial Reporting
In January 2005, we began outsourcing the delivery of human resource services to a third party service provider, as part of our Shared Services Initiative to reduce administrative costs to the Company. During the third and fourth quarters of 2005, we will be making further changes to the delivery of human resource services, including returning the delivery of some services to Company personnel. We will perform appropriate testing relating to these changes to ensure the effectiveness of internal controls as they relate to the reliability of financial reporting and the preparation and fair presentation of our published consolidated financial statements.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
For information related to Legal Proceedings, see Note 13: Contingent Liabilities, Guarantees and Commitments in the accompanying Notes to Consolidated Financial Statements.
ITEM 2. Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of our common stock during the quarter ended June 30, 2005:

	(a) Total		(c) Total Number of
	Number of	(b) Average	Shares (or Units)	(d) Maximum Number (or Approximate
	Shares (or	Price Paid	Purchased as Part of	Dollar Value) of Shares (or Units) that
Period	Units)	per Share	Publicly Announced	May Yet Be Purchased Under the Plans
	Purchased (1)	(or Unit)	Plans or Programs	or Programs
April 1, 2005 thru April 30, 2005	1,892,800	$47.70	1,892,800	$880,607,383
May 1, 2005 thru May 31, 2005	1,046,000	$44.02	1,042,500	$834,727,595
June 1, 2005 thru June 30, 2005 (2)	131,300	$46.75	131,300	$828,589,818

Total	3,070,100	$46.41	3,066,600	$828,589,818

(1)	3,500 shares were purchased as a result of employee stock option exercises (stock swaps).

(2)	In December 2004, our Board of Directors authorized the repurchase of up to $1 billion of our common stock through 2008, with the timing of the purchases depending on market conditions and other priorities for cash. We repurchased $142 million of our stock or 3.1 million shares during the second quarter of 2005.

ITEM 4. Submission of Matters to a Vote of Security Holders
(a)	The Company’s 87th annual meeting of stockholders was held on May 2, 2005, in Philadelphia, Pennsylvania.

(b)	The following is a tabulation of the results of voting by security holders for the election of directors:

Nominees	Votes For	Votes Withheld
William J. Avery	200,878,852	3,844,309
Raj L. Gupta	199,880,740	4,842,421
David W. Haas	196,842,253	7,880,908
Thomas W. Haas	196,537,777	8,185,384
Richard L. Keyser	200,444,899	4,278,262
Rick J. Mills	200,937,681	3,785,480
Jorge P. Montoya	200,906,528	3,816,633
Sandra O. Moose	200,170,686	4,552,475
Gilbert S. Omenn	200,081,423	4,641,738
Gary L. Rogers	199,703,118	5,020,043
Ronaldo H. Schmitz	200,112,654	4,610,507
George M. Whitesides	200,935,922	3,787,239
Marna C. Whittington	199,304,231	5,418,930
(c)	The following is a tabulation of the results of voting by security holders for other matters:
Adoption of the 2005 Rohm and Haas Company Non-Employee Directors’ Stock Plan:

For	188,571,230
Against	3,688,040
Abstain	2,712,953
Adoption of the 2005 Rohm and Haas Company Non-Qualified Savings Plan:

For	186,389,767
Against	5,571,108
Abstain	3,011,348
Ratification of PricewaterhouseCoopers LLP as Rohm and Haas Company’s Independent Registered Public Accounting Firm for 2005:

For	199,786,346
Against	2,721,034
Abstain	2,215,781
Proposal to transact any other business as may properly come before the meeting:

For	132,817,469
Against	57,481,629
Abstain	14,424,063

ITEM 6. Exhibits

(10)	Agreement between Rohm and Haas Company and Joseph J. Forish, dated June 2, 2005.

(31.1)	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

(31.2)	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

(32)	Certification Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002. The exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Jacques M. Croisetiere

Jacques M. Croisetiere
Vice President and Chief Financial Officer

DATE: July 27, 2005	ROHM AND HAAS COMPANY (Registrant)