Form 10-Q
period 2005-09-30
ROHM & HAAS CO
filed 2005-10-27
CIK 84792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☑ No ☐
Common stock outstanding at October 21, 2005: 221,566,694 shares

ROHM AND HAAS COMPANY and SUBSIDIARIES
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004
Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004
Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004
Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2005
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Rohm and Haas Company and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	September 30,		September 30,
(unaudited)	2005	2004	2005	2004
Net sales	$1,953	$1,803	$5,982	$5,436
Cost of goods sold	1,376	1,273	4,198	3,851

Gross profit	577	530	1,784	1,585
Selling and administrative expense	241	238	753	733
Research and development expense	67	66	198	198
Interest expense	28	37	92	100
Amortization of intangibles	15	15	45	47
Restructuring and asset impairments	(2)	—	27	1
Loss on early extinguishment of debt	—	—	17	—
Share of affiliate earnings, net	5	3	11	10
Other (income) expense, net	(12)	(24)	(27)	(25)

Earnings from continuing operations before	245	201	690	541
income taxes and minority interest

Income taxes	72	61	176	164
Minority interest	4	3	7	8

Earnings from continuing operations	$169	$137	$507	$369

Discontinued operations:
Loss on disposal of discontinued line of business, net of income taxes	—	—	1	—

Net earnings	$169	$137	$506	$369

Basic earnings per share (in dollars):
From continuing operations	$0.76	$0.61	$2.28	$1.65
Loss on disposal of discontinued line of business	—	—	0.01	—

Net earnings per share	$0.76	$0.61	$2.27	$1.65

Diluted earnings per share (in dollars):
From continuing operations	$0.76	$0.61	$2.26	$1.64
Loss on disposal of discontinued line of business	—	—	0.01	—

Net earnings per share	$0.76	$0.61	$2.25	$1.64

Weighted average common shares outstanding — basic:	220.9	223.4	222.4	223.1
Weighted average common shares outstanding — diluted:	222.8	224.9	224.6	224.7
See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
(in millions)	September 30,
(unaudited)	2005	2004
Cash Flows from Operating Activities
Net earnings	$506	$369
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on disposal of fixed assets	(6)	(18)
Provision for deferred taxes	(51)	(51)
Restructuring and asset impairments	27	1
Depreciation	319	309
Amortization of finite-lived intangibles	45	47
Stock-based compensation	42	15
Loss on debt extinguishment	17	—
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(59)	(173)
Inventories	(14)	5
Prepaid expenses and other assets	(4)	15
Accounts payable and accrued liabilities	(195)	(101)
Federal, foreign and other income taxes payable	54	32
Other, net	35	7

Net cash provided by operating activities	716	457

Cash Flows from Investing Activities
Acquisitions of businesses and affiliates	(7)	(1)
Cash received from consolidating joint venture	—	2
Proceeds from previous disposition	—	8
Decrease (increase) in restricted cash	45	(48)
Proceeds from the sale of land, buildings and equipment	16	25
Additions to land, buildings and equipment	(195)	(178)
Receipts (payments) for hedge of net investment in foreign subsidiaries	6	(21)

Net cash used for investing activities	(135)	(213)

Cash Flows from Financing Activities
Repayments of long-term debt	(460)	(3)
Issuance of long-term debt	73	—
Purchase of common stock	(273)	—
Proceeds from exercise of stock options	63	28
Net change in short-term borrowings	75	5
Payment of dividends	(186)	(161)
Proceeds from termination of interest rate swap	3	43

Net cash used for financing activities	(705)	(88)

Effect of exchange rate changes on cash and cash equivalents	(48)	3

Net (decrease) increase in cash and cash equivalents	(172)	159

Cash and cash equivalents at the beginning of the period	625	196

Cash and cash equivalents at the end of the period	$453	$355

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Balance Sheets

(in millions, except share data)	September 30,	December 31,
(unaudited)	2005	2004
Assets
Cash and cash equivalents	$453	$625
Restricted cash	4	49
Receivables, net	1,464	1,469
Inventories	816	841
Prepaid expenses and other current assets	307	263

Total current assets	3,044	3,247

Land, buildings and equipment, net of accumulated depreciation	2,702	2,929
Investments in and advances to affiliates	138	141
Goodwill, net of accumulated amortization	1,572	1,724
Other intangible assets, net of accumulated amortization	1,639	1,665
Other assets	349	389

Total Assets	$9,444	$10,095

Liabilities and Stockholders’ Equity
Liabilities
Short-term obligations	$114	$77
Trade and other payables	503	611
Accrued liabilities	738	839
Income taxes payable	171	213

Total current liabilities	1,526	1,740

Long-term debt	2,101	2,563
Employee benefits	700	706
Deferred income taxes	946	1,059
Other liabilities	245	226

Total Liabilities	5,518	6,294

Minority interest	109	104

Commitments and contingencies

Stockholders’ Equity
Preferred stock; par value — $1.00; authorized - 25,000,000 shares; issued — no shares	—	—
Common stock; par value — $2.50; authorized - 400,000,000 shares; issued — 242,078,349 shares	605	605
Additional paid-in capital	2,143	2,062
Retained earnings	1,628	1,370

	4,376	4,037
Treasury stock at cost (2005 - 20,552,145 shares; 2004 - 16,818,129 shares)	(416)	(166)
ESOP shares (2005 - 9,353,850 shares; 2004 - 9,811,464 shares)	(89)	(94)
Accumulated other comprehensive loss	(54)	(80)

Total Stockholders’ Equity	3,817	3,697

Total Liabilities and Stockholders’ Equity	$9,444	$10,095

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Statement of Stockholders’ Equity
For the Nine months ended September 30, 2005

	Number of				Number of
	Shares of				Shares of			Accumulated
	Common		Additional		Treasury			Other	Total	Total
(in millions, except share amounts in thousands)	Stock	Common	Paid-in	Retained	Stock	Treasury		Comprehensive	Stockholders’	Comprehensive
(unaudited)	Outstanding	Stock	Capital	Earnings	Outstanding	Stock	ESOP	Income (Loss)	Equity	Income

Balance January 1, 2005	225,260	$605	$2,062	$1,370	16,818	$(166)	$(94)	$(80)	$3,697
Net earnings				506					506	$506
Current period changes in fair value, net of tax								13	13	13
Reclassification to earnings, net of tax
Cumulative translation adjustment, net of tax								13	13	13

Change in minimum pension liability, net of tax
Total comprehensive income										$532

Repurchase of common stock	(5,974)				5,974	(273)			(273)
Common stock issued:
Stock-based compensation	2,240		81		(2,240)	23			104
ESOP							5		5
Tax benefit on ESOP				2					2
Common dividends ($1.12 per share(1))				(250)					(250)

Balance September 30, 2005	221,526	$605	$2,143	$1,628	20,552	$(416)	$(89)	$(54)	$3,817

(1)	Dividends per share represent dividends paid of $ 0.83 per share during the nine months ended and the dividend of $0.29 declared on September 22, 2005 payable in the 4th quarter.
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: Basis of Presentation
The accompanying unaudited consolidated financial statements of Rohm and Haas Company and its subsidiaries (the “Company”) have been prepared on a basis consistent with accounting principles generally accepted in the United States of America and are in accordance with the Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, the financial statements reflect all adjustments, which are of a normal and recurring nature, which are necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. Certain prior year amounts have been reclassified to conform to the current year presentation.
These financial statements should be read in conjunction with the financial statements, accounting policies and the notes included in our Annual Report filed on Form 10-K with the SEC on March 1, 2005, and updated on Form 8-K dated August 15, 2005, for the year ended December 31, 2004. The interim results are not necessarily indicative of results for a full year.
During the first quarter of 2005, we discovered inaccuracies in the methodology being used to translate foreign currency denominated assets, related to our purchase of Morton International, Inc. into U.S. dollars. As a result, currency translation adjustments related to these assets were understated. In the first quarter, we adjusted land, buildings and equipment, goodwill and other intangible assets; which was offset by a $33 million adjustment to increase our cumulative translation adjustment account, a component of accumulated other comprehensive loss. We concluded that this adjustment had an immaterial effect on both the current year and prior year financial statements, including the impairment review required by SFAS No. 142, “Goodwill and Other Intangible Assets.” See Note 11 in the notes to the consolidated financial statements for further discussion.
During the first quarter of 2005, we became aware of a provision of SFAS No. 123, “Accounting for Stock-Based Compensation,” which resulted in an acceleration of our stock-based compensation for retirement eligible employees where our plans provide for immediate vesting upon their retirement. As a result, we recorded an adjustment of $12 million (pre-tax) which related to prior periods. We determined this adjustment was not material to the current or previously filed financial statements.
During the first quarter of 2005, we adopted a streamlined and consistent methodology for allocating shared service costs across all business units and redefined corporate expenses to provide improved management reporting. Therefore, we have modified certain of our disclosures for 2004 to conform to this change. See our Form 8-K filed with the Securities and Exchange Commission on August 15, 2005, and Note 3 of our third quarter 2005 Notes to Consolidated Financial Statements for more information.
Variable Interest Entities
In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 Revised, “Consolidation of Variable Interest Entities” (“FIN 46R”). FIN 46R requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. We adopted the provisions of FIN 46R as of January 1, 2004.
We are the primary beneficiary of a joint venture deemed to be a variable interest entity. Each joint venture partner holds several equivalent variable interests, with the exception of a royalty agreement held exclusively between the joint venture and our Company. In addition, the entire output of the joint venture is sold to our Company for resale to third party customers. As the primary beneficiary, we have consolidated the joint venture’s assets, liabilities and results of operations in our consolidated financial statements. Creditors and other beneficial holders of the joint venture have no recourse to the general credit of our Company.
We also hold a variable interest in another joint venture, accounted for under the equity method of accounting. The variable interest relates to a cost-plus arrangement between the joint venture and each joint venture partner. We have determined that we are not the primary beneficiary and therefore have not consolidated the entity’s assets, liabilities and results of operations in our consolidated financial statements. The entity provides manufacturing services to us and the other joint venture partner, and has been in existence since 1999. As of September 30, 2005, our investment in the joint venture totals approximately $40 million, representing our maximum exposure to loss.
NOTE 2: New Accounting Pronouncements
Foreign Earnings Repatriation
Financial Accounting Standards Board (“FASB”) Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the “American Jobs Creation Act of 2004” (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. The Jobs Act creates a temporary incentive for U.S. corporations to repatriate prior period foreign earnings that were previously deemed permanently reinvested by providing a dividends received deduction for certain dividends from controlled foreign corporations. Since the majority of our prior period foreign earnings were not permanently reinvested, we fully provided for taxes on unremitted earnings, and therefore, FSP 109-2 has not had a material impact on our results of financial position, operations or cash flows.
Qualified Production Activities Deduction
FASB Staff Position No. SFAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (the “Act”) provides guidance on applying the deduction for income from qualified domestic production activities. The deduction will be phased in from 2005 through 2010. The Act also provides for a two-year phase out of the existing extra-territorial income exclusion (“ETI”) for foreign sales. The deduction will be treated as a “special deduction” as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return. We do not expect the net effect of the phase out of the ETI and the phase in of this new deduction to result in a material change in our effective tax rate for fiscal years 2005 and 2006, based on current earnings levels.
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
In December 2004, the FASB issued SFAS No. 123R (“SFAS No. 123R”), “Share-Based Payments.” This Statement revises SFAS No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS No. 123R requires companies to recognize expense over the employee’s requisite service period in the income statement for the grant-date fair value of awards of share-based payments including equity instruments and stock appreciation rights. SFAS No. 123R also clarifies and expands guidance in several areas, including measuring fair value, defining requisite service period, accounting for liability awards and accounting for tax benefits. While we do not expect these changes to have a material impact on the total expense recognized for our share-based payments, the provisions of SFAS No. 123R will require more upfront recognition of expense for our performance awards.

This statement also eliminates the prospective option we have applied under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123,” and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We will be required to implement the provisions of SFAS No. 123R as of January 1, 2006. Due to the fact that the majority of our options issued prior to January 1, 2003, the date we adopted SFAS No. 123, will have vested as of January 1, 2006, the revised computations will not have an impact on our financial statements.
Asset Retirement Obligations
In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). We are currently assessing the impact that FIN 47 will have on our financial statements.
Accounting Changes and Error Corrections
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”) which replaces Accounting Principles Board Opinions No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of a material error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will apply the provisions of SFAS No. 154 beginning January 1, 2006 if and when required.
NOTE 3: Segment Information
We operate six reportable operating segments: Coatings, Performance Chemicals, Monomers, Electronic Materials, Adhesives and Sealants, and Salt. The Coatings, Performance Chemicals and Electronic Materials operating segments aggregate business units. During the first quarter of 2005, we adopted a streamlined and consistent methodology for allocating shared service costs across all business units and redefined corporate expenses to provide improved management reporting. “Shared services” refers to the support activities provided by functions such as Finance, Human Resources, Logistics, Procurement and Information Technology. As a result, we have reclassified amounts between consolidated cost of goods sold, selling and administrative expense, research and development expense, and segment net income for the year ended December 31, 2004 as if the reclassifications had been made at the beginning of the respective year. Therefore, we have modified certain of our disclosures for 2004 to conform to this change (refer to our Form 8-K filed with the SEC on August 15, 2005). The reportable operating segments, how they are aggregated, and the types of products from which their revenues are derived have not changed since the prior period and are discussed below.
➢	Coatings

The Coatings segment is comprised of three businesses: Architectural and Functional Coatings; Powder Coatings; and Automotive Coatings. Architectural and Functional Coatings produces acrylic emulsions and additives that are used to make industrial and decorative coatings, varnishes and specialty finishes. This business offers products that serve a wide variety of coatings markets: industrial markets for use on metal, wood and in traffic paint; the building industry for use in roofing materials, insulation and cement markets; and consumer markets for use in paper, textiles and non-woven fibers, graphic arts and leather markets. Powder Coatings produces a comprehensive line of powder coatings that are sprayed in a solid form onto consumer and industrial products and parts. Our powder coatings are used on a wide variety of products, ranging from door handles to patio and deck furniture, to windshield wipers, televisions and industrial shelving. Automotive Coatings formulates and manufactures decorative and functional coatings for plastic automotive parts such as bumper covers and the interior and exterior trim of cars and trucks.

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

The Salt segment includes some of the most recognized consumer brand names and product symbols, including the leading brand of table salt in the United States – Morton Salt, with the “little Salt Girl,” and Windsor Salt, Canada’s leading brand. Even though the consumer salt business is best known, this segment extends well beyond this market and includes salt used for water conditioning, ice control, food processing and chemical/industrial purposes.

The table below presents net sales by reportable operating segment. Segment eliminations are presented for intercompany sales between segments.
Net Sales by Business Segment and Region

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
	2005	2004	2005	2004

Business Segment
Coatings	$690	$627	$2,056	$1,835
Performance Chemicals	423	403	1,252	1,179
Monomers	422	365	1,394	1,009
Electronic Materials	351	319	979	940
Adhesives and Sealants	175	169	554	519
Salt	163	152	632	574
Elimination of Intersegment Sales	(271)	(232)	(885)	(620)

Total	$1,953	$1,803	$5,982	$5,436

Customer Location
North America	$1,009	$925	$3,140	$2,809
Europe	490	463	1,545	1,441
Asia-Pacific	379	347	1,072	992
Latin America	75	68	225	194

Total	$1,953	$1,803	$5,982	$5,436

Net Earnings (Loss) from Continuing Operations by Business Segment (1, 2)

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
	2005	2004	2005	2004

Business Segment
Coatings	$73	$53	$190	$174
Performance Chemicals	44	39	124	111
Monomers	30	27	142	63
Electronic Materials	49	33	112	94
Adhesives and Sealants	10	8	26	32
Salt	(1)	3	27	26
Corporate (3)	(36)	(26)	(114)	(131)

Total	$169	$137	$507	$369

(1)	Earnings (loss) for all segments except Corporate were tax effected using our overall consolidated effective tax rate excluding certain discrete items.

(2)	In the first quarter of 2005, we adopted a streamlined and consistent methodology for allocating shared service costs across all business units and redefined corporate expenses to provide improved management reporting. We have reclassified our 2004 results to conform to this change.

(3)	Corporate includes certain corporate governance costs, interest income and expense, environmental remediation expense, insurance recoveries, exploratory research and development expense, balance sheet currency translation gains and losses, any unallocated portion of shared services and certain discrete period tax items.

NOTE 4: Restructuring and Asset Impairments
The following net restructuring and asset impairment charges were recorded for the three and nine months ended September 30, 2005 and 2004, respectively as detailed below:
Pre-Tax

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
	2005	2004	2005	2004

Severance and employee benefits	$(6)	$(1)	$(13)	$(1)
Other, including contract lease termination penalties	—	—	1	—
Asset impairments, net of gains	4	1	39	2

Total (income) expense	$(2)	$—	$27	$1

Restructuring and Asset Impairment by Business Segment
Pre-Tax

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
	2005	2004	2005	2004

Business Segment
Coatings	$—	$—	$10	$1
Performance Chemicals	(1)	—	(2)	5
Monomers	—	1	—	1
Electronic Materials	(1)	—	2	—
Adhesives and Sealants	5	—	29	(1)
Salt	—	—	—	—
Corporate	(5)	(1)	(12)	(5)

Total (income) expense	$(2)	$—	$27	$1

Restructuring by Initiative

		Contract and
	Severance and	lease
	Employee	termination and
	benefits	other costs	Total

2005 Initiatives:
Initial Charge	$3	$1	$4
Payments	(2)	—	(2)
Changes in estimate	—	—	—

September 30, 2005 ending balance	1	1	2

2004 Initiatives:
Initial Charge	$33	$1	$34
Payments	(3)	—	(3)
Changes in estimate	(3)	—	(3)

December 31, 2004 ending balance	27	1	28
Payments	(17)	—	(17)
Changes in estimate	(5)	—	(5)

September 30, 2005 ending balance	5	1	6

2003 Initiatives:
Initial Charge	$82	$2	$84
Payments	(49)	(1)	(50)
Changes in estimate	(13)	(1)	(14)

December 31, 2004 ending balance	20	—	20
Payments	(7)	—	(7)
Changes in estimate	(10)	—	(10)

September 30, 2005 ending balance	3	—	3

Balance at September 30, 2005	$9	$2	$11

The restructuring reserve balances presented are considered adequate to cover committed restructuring actions.
Restructuring Initiatives
2005 Initiatives
For the three months ended September 30, 2005, no new restructuring initiatives were announced.
For the nine months ended September 30, 2005, our management approved restructuring initiatives to close our Wytheville, VA Powder Coatings plant and to consolidate our North American Powder Coatings operations, in addition to approving smaller reduction in force efforts within our Electronic Materials segment and Plastics Additives business. We recorded total restructuring charges of $3 million for severance and associated employee benefits affecting 120 positions. In addition we recorded $1 million for contract and lease terminations. Cash payments related to these initiatives will be paid out over the next 12 months.
2004 Initiatives
In 2004, our management approved restructuring initiatives related to the reorganization of our Plastics Additives and Architectural and Functional Coatings businesses and Adhesives and Sealants and Electronic Materials segments in North America and Europe, which resulted in $18 million of restructuring charges and affected 500 positions in total. In addition, management approved a reduction of our administrative support functions, as well as several smaller initiatives in other businesses, which resulted in $15 million of restructuring charges. These initiatives were designed to reduce redundant costs and reposition our workforce to capitalize on the enhancements made possible by the implementation of our ERP System. Included in the 2004 restructuring charge were provisions for contract and lease terminations totaling $1 million. In 2004, we reversed $3 million of reserves pertaining to these initiatives, largely related to the North American Plastics Additives initiative announced in the second quarter of 2004. In the third quarter of 2005, we reversed $5 million of reserves related to these initiatives primarily related to fewer employee separations than originally anticipated in two administrative support restructurings announced in the second and fourth quarters of 2004, as some employees have been redeployed, while others affected by workforce reductions were able to fill positions left vacant through natural attrition. Of the original 500 positions identified, we reduced the total number of positions to be affected by these initiatives by 85 to 415 positions in total. As of September 30, 2005, 333 positions have been eliminated. We expect to complete the actions under these programs in 2006.
2003 Initiatives
In 2003, we announced the following restructuring initiatives affecting 1,460 positions in total: a $22 million European restructuring initiative; a $25 million reorganization associated with the elimination of positions primarily in our North American support services, such as logistics, human resources, procurement and information technology announced in the fourth quarter; and $35 million for initiatives associated with several smaller reduction in force efforts in all of our businesses throughout the year. In most cases, separated employees were offered early termination benefits. In addition, we recorded $2 million of expense related to contract/lease terminations. In 2003, $2 million of charges were reversed due to fewer employee separations than originally anticipated. In 2004, we reversed an additional $12 million of reserves largely related to a reduction in the design and scope of our previously announced North American support services restructuring, where we determined business model transformation opportunities would not generate the anticipated benefit. In 2005, another $10 million of reserves related to these initiatives were reversed. As of September 30, 2005, 967 positions of the original 1,460 identified have been eliminated. We also reduced the total number of positions to be affected by these initiatives by 473 to 987 positions, primarily a result of the change in scope of the North American support services restructuring initiative. We will substantially complete these restructuring activities in 2005.
Asset Impairments
For the three and nine months ended September 30, 2005, $8 million and $33 million of asset impairments were recognized, respectively, for the impairment of certain intangible and fixed assets related to certain product lines within our Adhesives and Sealants business. These product lines have suffered dramatic declines in both volume and profitability due to recent increases in raw material costs, coupled with aggressive pricing competition. We determined that the significant volume declines in all of these product lines were not recoverable and warranted impairment. The fair value was calculated based upon current business conditions, using cash flow analyses. Offsetting the third quarter charge was a reversal of $4 million in estimated fixed asset impairment charges recorded in the second quarter of 2005, which were finalized during the third quarter. In addition, during the nine months ended September 30, 2005, we recognized $9 million of charges related to fixed assets associated with the closing of our Wytheville, VA Powder Coatings plant in the second quarter, and $2 million in the first quarter for the impairment of intangible and fixed assets related to our Electronic Materials segment. The gains on sales in the second quarter of 2005 of previously impaired assets offset the total impairment charge by $1 million.
In 2004, we recognized $2 million in asset impairment charges primarily related to an administrative functions initiative announced in the second quarter.
Our restructuring initiatives are generally completed in 12 to 18 months. The balance at September 30, 2005, recorded for severance and employee benefits, is included in accrued liabilities in the Consolidated Balance Sheet.
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

The disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which allowed us to adopt SFAS No. 123 prospectively, provide that the pro forma net earnings and net earnings per share be presented as if the fair value based method had been applied to all awards granted to employees, not just awards granted after the date of adoption. As of September 30, 2005, the majority of our options issued prior to January 1, 2003, the date we adopted SFAS No. 123, have fully vested.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2005	2004	2005 (1)	2004

Net earnings, as reported	$169	$137	$506	$369
Add: Stock-based employee compensation expense included in reported net earnings, after-tax	4	4	27	10
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, after-tax	(4)	(6)	(29)	(20)

Pro forma net earnings	$169	$135	$504	$359

Net earnings per share:
Basic, as reported	$0.76	$0.61	$2.27	$1.65

Basic, pro forma	$0.76	$0.60	$2.27	$1.61

Diluted, as reported	$0.76	$0.61	$2.25	$1.64

Diluted, pro forma	$0.76	$0.60	$2.25	$1.60

(1)	During the first quarter 2005, we became aware of a provision of SFAS No. 123, “Accounting for Stock-Based Compensation,” which resulted in an acceleration of our stock-based compensation for retirement eligible employees where our plans provide for immediate vesting upon their retirement. As a result, we recorded an additional $6 million after-tax of expense related to awards granted in the first quarter as well as an adjustment of $8 million after-tax which related to prior periods. We determined this adjustment was not material to the current or previously filed financial statements.

NOTE 6: Earnings Per Share
The difference in common shares outstanding used in the calculation of basic and diluted earnings per common share is primarily due to the effect of stock options and non-vested restricted stock as reflected in the reconciliations that follow:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except per	Earnings	Shares	Per Share	Earnings	Shares	Per Share
share amount)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

2005
Net earnings available to stockholders (Basic)	$169	220.9	$0.76	$506	222.4	$2.27
Dilutive effect of options and non-vested restricted stock (1)	—	1.9	—	—	2.2	(0.02)

Diluted earnings per share	$169	222.8	$0.76	$506	224.6	$2.25

2004
Net Earnings available to stockholders (Basic)	$137	223.4	$0.61	$369	223.1	$1.65
Dilutive effect of options and non-vested restricted stock (1)	—	1.5	—	—	1.6	(0.01)

Diluted earnings per share	$137	224.9	$0.61	$369	224.7	$1.64

(1)	For the three months ended September 30, 2005 and 2004, 0.7 million shares and 1.6 million shares, respectively, were excluded from the calculation of diluted earnings per share as the exercise price of the stock options was greater than the average market price. For the nine months ended September 30, 2005 and 2004, 0.7 million shares and 1.6 million shares, respectively, were excluded from the calculation of diluted earnings per share, as the exercise price of the stock options was greater than the average market price.
NOTE 7: Comprehensive Income
The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2005	2004	2005	2004

Net earnings	$169	$137	$506	$369
Other comprehensive income:
Cumulative translation adjustment, net of ($11), ($15), ($12), and ($41) of income taxes, respectively	21	23	13	1
Current period changes in fair value of derivative instruments qualifying as hedges, net of ($1), $1, ($7), and $0 of income taxes, respectively	2	(2)	13	—
Reclassification to earnings of derivative instruments qualifying as hedges, net of ($1), ($1), $0, and ($2) of income taxes, respectively	2	3	—	4
Minimum pension liability, net of $0, $3, $0, and ($2), of income taxes, respectively	—	(7)	—	4

	$194	$154	$532	$378

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
Estimated Components of Net Periodic Cost

	Pension Benefits				Other Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(in millions)	2005	2004	2005	2004	2005	2004	2005	2004

Service cost	$19	$19	$57	$55	$2	$1	$4	$3
Interest cost	33	32	99	96	7	7	20	21
Expected return on plan assets	(37)	(38)	(111)	(116)	—	—	—	—
Amortization of initial net asset	—	(1)	(1)	(1)	—	—	—	—
Amortization of prior service cost	1	1	3	3	(1)	(1)	(2)	(2)
Amortization of net loss	9	3	27	11	—	—	1	1

Net periodic benefit cost	$25	$16	$74	$48	$8	$7	$23	$23

Employer Contributions
During the nine months ended September 30, 2005, we contributed approximately $19 million to our smaller international pension plans. We anticipate making full-year contributions of approximately $50 million to these plans this year. The expected contributions are higher than the $25 million previously anticipated and disclosed in our Annual Report filed on Form 10-K for the year ended December 31, 2004 to make up for funding shortfalls in our UK and Canadian pension trusts. In addition, we identified an opportunity to increase the funding of our U.S. pension and other post-retirement employee benefit plans on a tax-deductible basis. Accordingly, we decided to maximize tax-deductible funding of these plans by contributing $137 million to our U.S. pension trust in October 2005. Of this total, $125 million was designated to fund pension benefits and the remaining $12 million to fund retiree health care.
NOTE 9: Restricted Cash
Restricted cash represents investments in cash equivalents through a trust designed to meet financial assurance requirements of U.S., state and local environmental agencies with respect to plant operations. These requirements are based on an annual assessment of our Company’s net worth. Due to our increased net worth, most authorities have released the restrictions and only $4 million remained at September 30, 2005, down from $49 million at December 31, 2004.
NOTE 10: Inventories
Inventories consist of the following:

(in millions)	September 30, 2005	December 31, 2004

Finished products and work in process	$648	$685
Raw materials	126	117
Supplies	42	39

Total	$816	$841

NOTE 11: Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2005, by business segment, are as follows:

					Adhesives
		Performance		Electronic	and
(in millions)	Coatings	Chemicals	Monomers	Materials	Sealants	Salt	Total

Balance as of January 1, 2005	$317	$180	$29	$370	$471	$357	$1,724
Opening balance sheet adjustments (1)	(24)	(23)	—	(20)	(29)	(33)	(129)
Goodwill related to acquisitions (2)	—	6	—	5	—	—	11
Currency effects (3)	(10)	(12)	—	(1)	(10)	(1)	(34)

Balance as of September 30, 2005	$283	$151	$29	$354	$432	$323	$1,572

(1)	Primarily relates to adjustments to opening balance sheet liabilities due to the favorable resolution of tax audits resulting in the reduction of opening balance sheet tax reserves and valuation allowances.

(2)	Goodwill related to acquisitions is due to the following: $5.0 million Electronic Materials — buyback of additional shares of Rodel; $6.0 million — acquisition of joint venture.

(3)	Certain goodwill amounts are denominated in foreign currencies and are translated using the appropriate U.S. dollar exchange rate.
Intangible Assets
SFAS No. 142 established two broad categories of intangible assets: finite-lived intangible assets, which are subject to amortization; and indefinite-lived intangible assets, which are not subject to amortization.
The following table provides information regarding our intangible assets:

	At September 30, 2005			At December 31, 2004
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(in millions)	Amount	Amortization	Net	Amount	Amortization	Net

Finite-lived Intangibles:
Customer list	$973	$(156)	$817	$976	$(138)	$838
Trade name	162	(32)	130	163	(30)	133
Developed technology	401	(149)	252	400	(131)	269
Patents, license agreements and other	162	(99)	63	160	(91)	69

	1,698	(436)	1,262	1,699	(390)	1,309

Indefinite-lived Intangibles:
Trade name	328	(21)	307	318	(20)	298
Strategic location (1)	75	(5)	70	62	(4)	58

	403	(26)	377	380	(24)	356

Total	$2,101	$(462)	$1,639	$2,079	$(414)	$1,665

(1)	Strategic location is a specific customer-related asset that recognizes the intangible value of our supply source in relation to a customer’s location.

Certain of our intangible assets are denominated in foreign currencies and are translated using the appropriate U.S. dollar exchange rate. During the first quarter of 2005, we discovered inaccuracies in the methodology being used to translate foreign currency denominated assets, related to our purchase of Morton International, Inc., into U.S. dollars. As a result, currency translation adjustments related to these assets were understated and we recorded a $33 million increase to our cumulative translation adjustment account, a component of accumulated other comprehensive income. The impact to intangible assets was an $82 million increase to the gross carrying amount and a $(12) million increase to accumulated amortization. For the nine months ended September 30, 2005, the currency translation adjustment recorded to the gross carrying amount and accumulated amortization was $(24) million and $3 million, respectively.
For the three and nine months ended September 30, 2005, we recorded $8 million and $28 million, respectively to adjust the carrying value of certain finite-lived intangible assets to their fair values in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In June 2005, we recognized a $20 million pre-tax charge, related to certain product lines in our Adhesives and Sealants segment. In September 2005, we recognized an $8 million pre-tax charge, which was recorded to adjust the carrying value of finite-lived intangible assets within the Adhesives and Sealants segment due to the decline in the volume and profitability of certain product lines. These charges were recorded in the Provision for Restructuring and Asset Impairments in the Consolidated Statement of Operations. See Note 4: Restructuring and Asset Impairments for additional information on the impairments.
Annual SFAS No. 142 Impairment Review
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
SFAS No. 144 Impairment Review
Finite-lived intangible assets are amortized over their estimated useful lives and are reviewed for impairment whenever changes in circumstances indicate the carrying value may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Amortization expense for finite-lived intangible assets was $15 million for both the three months ended September 30, 2005 and 2004, and $45 million and $47 million for the nine months ended September 30, 2005 and 2004, respectively. Future amortization expense is estimated to be $58 million for the year 2006 and $57 million for each of the subsequent four years.
NOTE 12: Long-term Debt
In July 2005, we issued 8.25 billion of yen ($73 million at September 30, 2005) denominated variable rate notes due in July 2008. The interest rate is set semi-annually in January and July at TIBOR plus 0.45%. Interest is paid semi-annually in January and July.
On September 19, 2005, we completed an exchange offer to existing holders of our €400 million 6.0% euro-denominated notes due March 9, 2007. As a result of the exchange, €240 million of the 6.0% euro notes, representing approximately 60%, were exchanged for €253 million 3.5% euro-denominated notes due September 19, 2012. The remaining €160 million of 6.0% euro notes are still outstanding and continue to be due March 9, 2007. The exchange of notes is accounted for as a modification of debt as the terms of the new notes are not substantially different. Therefore, the 3.5% euro notes will initially be recorded at €240 million ($289 million at September 30, 2005) (a discount of €13 million) and subject to accretion up to the €253 million principal value over the time through maturity. Costs of approximately $1 million associated with the exchange have been expensed.

NOTE 13: Contingent Liabilities, Guarantees and Commitments

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

➢	Remediation Reserves and Reasonably Possible Amounts

Reserves for environmental remediation that we believe to be probable and estimable are recorded appropriately as current and long-term liabilities in the Consolidated Balance Sheets. The amounts charged to pre-tax earnings for environmental remediation and related charges were $18 million and $11 million for the three months ended September 30, 2005 and 2004, respectively, and $35 million and $30 million for the nine months ended September 30, 2005 and 2004, respectively, and are recorded as a cost of goods sold in the Consolidated Statements of Operations. The reserves for remediation were $153 million and $137 million at September 30, 2005 and December 31, 2004, respectively.

In addition to accrued environmental liabilities, there are costs which have not met the definition of probable, and accordingly, are not recorded in the Consolidated Balance Sheets. We have identified reasonably possible loss contingencies related to environmental matters of approximately $111 million and $80 million at September 30, 2005 and December 31, 2004, respectively.

Further, we have identified other sites where future environmental remediation may be required, but these loss contingencies cannot be reasonably estimated at this time. These matters involve significant unresolved issues, including the number of parties found liable at each site and their ability to pay, the interpretation of applicable laws and regulations, the outcome of negotiations with regulatory authorities, and alternative methods of remediation.

Except as noted below, we believe that these matters, when ultimately resolved, which may be over an extended period of time, will not have a material adverse effect on our consolidated financial position or consolidated cash flows, but could have a material adverse effect on consolidated results of operations or cash flows in any given period.

Our significant sites are described in more detail below.

➢	Wood Ridge Site

In Wood Ridge, New Jersey, Morton International (“Morton”) and Velsicol Chemical Corporation (“Velsicol”) have been held jointly and severally liable for the cost of remediation of environmental problems associated with a mercury processing plant (“Site”) acquired by a Morton predecessor. As of the date we acquired Morton, Morton disclosed and accrued for certain ongoing studies related to the Site. In our allocation of the purchase price of Morton, we accrued for additional study costs and additional remediation costs based on the ongoing studies. We have submitted a feasibility study of various remedial alternatives, and we expect New Jersey Department of Environmental Protection (“DEP”), in consultation with EPA Region 2, to select a remedy for the Site in late 2005 or early 2006.

Our exposure at the Site will depend in part on the results of attempts to obtain contributions from others believed to share responsibility. In 2001, Velsicol stopped paying its share of expenses. Velsicol’s indemnitor, Fruit of the Loom, Inc., has been reorganized under Chapter 11 bankruptcy and was discharged of its responsibility for this Site after a payment to us of approximately $1 million. In 2002, the bankruptcy court approved a government settlement entered into with Velsicol, Fruit of the Loom, and other parties, which created a fund to be used to respond to the Velsicol liabilities at several sites, including Wood Ridge. A 2005 settlement resulted, among other things, in substitution of the bankruptcy trust fund for Velsicol in government remediation orders relating to the Site, resolution of New Jersey’s past cost claims and creation of a mechanism so that some Site response costs could be reimbursed from the bankruptcy fund.

In addition, we paid $225,000 in 2002 for the EPA to develop a work plan for a separate study of contamination in Berry’s Creek, which runs near the Site, and of the surrounding wetlands. We understand that the EPA intends to finalize a study Framework Document, calling for a broad scope investigation of risks posed by contamination in Berry’s Creek, and to require a group of PRPs to perform the study. Performance of this study is expected to take six years to complete. In 2002, the EPA requested information relating to sources of contamination in Berry’s Creek; we understand this request was sent to over ninety PRPs. Today, there is much uncertainty as to what will be required to address Berry’s Creek, but investigation and cleanup costs, as well as potential resource damage assessments, could be very high and our share of these costs could be material to the results of our operations, cash flows and consolidated financial position.

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

➢	Manufacturing Sites

We also have accruals for enforcement and corrective action programs under governmental environmental laws at several of our manufacturing sites. The more significant of these accruals for corrective action, in addition to those presented above, have been recorded for the following sites: Bristol, Pennsylvania; Philadelphia, Pennsylvania; Houston, Texas; Louisville, Kentucky; Ringwood, Illinois; Apizaco, Mexico; Jacarei, Brazil; Jarrow, UK; Lauterbourg, France and Mozzanica, Italy. We are currently negotiating with the EPA to resolve enforcement arising out of an environmental inspection in 2000 at our Houston facility. We expect to resolve these claims by payment of a penalty and performance of a supplemental environmental project at a combined cost of just over one million dollars.

Insurance Recoveries

We have actively pursued lawsuits over insurance coverage for certain environmental liabilities. It is our practice to reflect environmental insurance recoveries in the results of operations for the quarter in which the litigation is resolved through settlement or other appropriate legal processes. These resolutions typically resolve coverage for both past and future environmental spending.

Other Litigation

In August 2005, three actions were filed in the Philadelphia Court of Common Pleas relating to brain cancer incidence among employees who worked at the Company’s Spring House, Pennsylvania, research facility. Two actions were filed on behalf of individuals; the third is a class-action complaint which seeks a medical monitoring program for about 6,000 current and former Spring House employees. The plaintiffs allege that the number of brain cancer cases exceeds normal occurrence rates and allege that the cancers were caused by workplace chemical exposure. The Company’s ongoing epidemiological studies have not found an association between anything in the Spring House workplace and brain cancer. The Company believes that these actions have no merit and is actively defending against them.

In February 2003, we were served with European Commission Decisions requiring submission to investigations in France and the United Kingdom, a search permit in Japan from the Japanese Fair Trade Commission, an order for the production of records and information in Canada and two grand jury records subpoenas in the United States all relating to a global antitrust investigation of the plastics additives industry. We subsequently received a request for additional information from the Japanese Fair Trade Commission. The Japanese Fair Trade Commission brought proceedings against named Japanese plastic additives producers but did not initiate action against Rohm and Haas. We do not expect further action in the Japanese investigation. We are cooperating fully with all governmental authorities and there has been no recent activity in any of these investigations.

In civil litigation on plastics additives matters, we are a party to nine private federal court civil antitrust actions that have been consolidated in the U.S. District Court for the Eastern District of Pennsylvania, including one that originally had been filed in State Court in Ohio and another involving an individual direct purchaser claim that was filed in federal court in Ohio. These actions have been brought against Rohm and Haas and other producers of plastics additives products by direct purchasers of these products and seek civil damages as a result of alleged violations of the antitrust laws. The named plaintiffs in all but one of these actions are seeking to sue on behalf of all similarly situated purchasers of plastics additives products. Federal law provides that persons who have been injured by violations of Federal antitrust law may recover three times their actual damages plus attorneys’ fees. In addition, in August 2005, a new indirect purchaser class action antitrust complaint was filed in the U.S. District Court for the Eastern District of Pennsylvania, consolidating all but one of the indirect purchaser cases that previously had been filed in various state courts, including Tennessee, Vermont, Nebraska, Arizona, Kansas and Ohio. The only remaining state court indirect action is the one filed in California. Our internal investigation has revealed no wrongdoing, and we believe these cases are without merit as to Rohm and Haas, and we continue to vigorously defend against these actions.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following commentary should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements for the year ended December 31, 2004, and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our 2004 Annual Report filed on Form 10-K with the Securities and Exchange Commission (“SEC”) on March 1, 2005, and updated on Form 8-K dated August 15, 2005.

Within the following discussion, unless otherwise stated, “three month period” and “nine month period” refers to the three and nine months ended September 30, 2005, and “prior period” refers to comparisons with the corresponding period in the previous year.

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

The specialty materials industry is highly competitive. In some sectors, global value chain dynamics have placed specialty materials producers between the large global petrochemical producers and the large down stream retailers. In addition, the varying regional growth rates, the instant access to vast amounts of information, and highly efficient commercial transactions enabled by the internet are testing the historical industry business models. We believe growth opportunities exist for companies with the right business portfolio of value-added products, a global presence, and the flexibility to cope with the changing macro-industry trends.

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
Cash Generation
We generated $882 million and $953 million in cash from operating activities during 2004 and 2003, respectively, and we expect to generate approximately $1 billion during 2005. On March 28, 2005, we retired $400 million par value, 7.4% coupon U.S. Notes maturing on July 15, 2009. Our multi-year program to reduce our debt has now largely been completed. We now plan to use our strong cash generation to enhance stockholder value through higher dividends, strategic investments in our core businesses and technologies, funding company pension plans, and stock repurchases, as appropriate, specifically to:
•	Continue to pay higher cash dividends to our stockholders. Dividend payouts have increased at an average 10% compound annual growth rate since 1977.

•	Reinvest in core businesses through our capital expenditure program to drive profitable growth and enhance stockholder value. We may also consider selected acquisitions or alliances in targeted areas.

•	Maximize tax-deductible funding of our pension plans. We identified an opportunity to increase the funding of our U.S. pension and other post-retirement employee benefit plans on a tax-deductible basis. Accordingly, we decided to maximize tax-deductible funding of these plans by contributing $137 million to our U.S. pension trust in October 2005. Of this amount, $125 million was designated to fund pension benefits and the remaining $12 million to fund retiree health care.

•	Repurchase our common stock. In December 2004, our Board of Directors authorized the repurchase of up to $1 billion of our common stock through 2008, with the timing of the purchases depending on market conditions and other priorities for cash. During the nine months ended September 30, 2005, we repurchased 6 million shares at a cost of $273 million.
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
Summary of Financial Results
In the third quarter of 2005, we reported sales of $1,953 million, an 8% increase over $1,803 million reported in the third quarter of 2004, reflecting higher selling prices in most of our businesses and the favorable impact of currencies on our sales line offset by lower overall demand. Gross profit margin was 29.5%, relatively unchanged from the third quarter of 2004. Higher selling prices and a favorable product mix offset higher raw material, energy and operating costs. Selling and administrative expenses increased 1% over the third quarter of 2004 reflecting higher employee costs, which were only partly offset by ongoing operating efficiencies. Research and development expense for the quarter was $67 million, up slightly from the prior year period.
In 2005, we continue to experience increased raw material and energy prices. It is difficult to predict the extent and duration of higher prices. To support our operations on an annual basis, we purchase approximately 3.6 billion pounds of petrochemical-based raw materials globally. The single largest of these raw materials is propylene at approximately 1.3 billion pounds annually. We are attempting to mitigate the impact of escalating raw material and energy costs primarily by increasing selling prices, exercising control over discretionary spending, and utilizing swap, option and collar contracts. While we cannot predict whether current raw material prices will decrease in the future, we have been somewhat successful at managing the impact through the strategies listed above. Additionally, we have incurred higher expenses for employee-related benefits, such as wages and pension expense in 2005. Overall, we anticipate our gross profit margins for the full year will be between 29% and 30%.
In the third quarter of 2005, we reported earnings from continuing operations of $169 million, or $0.76 per share, as compared to $137 million, or $0.61 per share in the third quarter of 2004.
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

Our most significant reserves are those which have been established for remediation and restoration costs associated with environmental damage. As of September 30, 2005, we have $153 million reserved for environmental-related costs. We conduct studies and site surveys to determine the extent of environmental damage and necessary remediation. With the expertise of our environmental engineers and legal counsel, we determine our best estimates for remediation and restoration costs. These estimates are based on forecasts of future costs for remediation and change periodically as additional and better information becomes available. Changes to assumptions and considerations used to calculate remediation reserves could materially affect our results of operations. If we determine that the scope of remediation is broader than originally planned, discover new contamination, discover previously unknown sites or become subject to related personal injury or property damage claims, our estimates and assumptions could materially change.
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
During the second quarter of 2005, we recorded net tax reserve and valuation allowance reversals resulting from the favorable resolution of prior periods’ tax contingencies due to the completion of prior years tax audits. In addition, we recorded changes in valuation allowances and increases in tax reserves for other contingencies. The decrease in the effective tax rate was primarily due to the impact of the changes described above, which total a net $28 million, as well as lower taxes on foreign earnings.
We believe that the current assumptions and other considerations used to estimate the current year accrued and deferred tax positions are appropriate. However, if the actual outcome of future tax consequences differs from our estimates and assumptions, the resulting change to the provision for income taxes could have a material impact on our results of operations, financial position or cash flows.
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

We employ a Weighted Average Cost of Capital (“WACC”) approach to determine our discount rate for goodwill recoverability testing. Our WACC calculation includes factors such as the risk free rate of return, cost of debt and expected equity premiums. The factors in this calculation are largely external to our Company and therefore beyond our control. The average WACC utilized in our annual test of goodwill recoverability in May 2005 was 9.2%, which was based upon average business enterprise value. A 1% change in the WACC will result in an approximate 16% change in the computed fair value of our reporting units. The following table summarizes the major factors that influence the rate:

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
Certain assumptions are used to measure plan obligations and related assets of Company-sponsored defined benefit pension plans, post-retirement benefits, post-employment benefits (e.g. medical, disability) and other employee liabilities. Plan obligations and annual expense calculations are based on a number of key assumptions. These assumptions include the weighted-average discount rate at which obligations can be effectively settled, the anticipated rate of future increases in compensation levels, the expected long-term rate of return on assets, increases or trends in health care costs and estimated mortality. We use actuaries to assist us in preparing these calculations and determining these assumptions. These assumptions involve inherent uncertainties, which may not be controllable by management, and as a result, adjustments to expense may be required in future periods. We believe that the current assumptions and other considerations used to estimate plan obligations and annual expense are appropriate. However, if the actual outcome differs from our estimates and assumptions, the resulting change could have a material impact on the consolidated statements of operations and on the balance sheets. The weighted-average discount rate and the estimated return on plan assets used in our determination of pension expense are as follows:

	2005		2004
	U.S.	Non-U.S.	U.S.	Non-U.S.
Weighted-average discount rate	5.80%	5.50%	6.25%	5.73%
Estimated return on plan assets	8.50%	7.46%	8.50%	7.40%
The following illustrates the annual impact on pension expense of a 50 basis point increase or decrease from the assumptions used at December 31, 2004.

					Combined
	Weighted-Average Discount		Estimated Return on Plan		Increase/(Decrease)
	Rate		Assets		Pension Expense
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

50 basis point increase	$(8.0)	$(5.8)	$(6.2)	$(2.4)	$(14.2)	$(8.2)
50 basis point decrease	$8.4	$5.5	$6.2	$2.4	$14.6	$7.9
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
THIRD QUARTER 2005 VERSUS THIRD QUARTER 2004 — CONSOLIDATED
Net Sales and Gross Profit
In the third quarter of 2005, we reported consolidated net sales of $1,953 million, an increase of 8% or $150 million from prior period net sales of $1,803 million. This increase is primarily driven by higher selling prices across most of our businesses partially offset by lower overall demand as presented below:

Sales Change for the Third Quarter 2005%

Selling price	9
Currency	—
Volume/mix	(1)
Other	—

Total change	8%

Our gross profit for the third quarter of 2005 was $577 million, an increase of 9% or $47 million from $530 million in the third quarter of 2004, due largely to higher pricing, partially offset by higher raw material and operating costs. Gross profit margin increased to 29.5% from 29.4% in the third quarter of 2004.
Selling and Administrative Expense
Selling and administrative expenses were $241 million, an increase of 1% or $3 million from $238 million in the third quarter of 2004. The increase was primarily due to higher employee-related costs, including increased pension expense, normal salary increases, the increasing rate of health care costs and higher stock-based compensation expense offset by the favorable impact of recent cost savings initiatives.
Research and Development Expense
Research and development expenses for the third quarter of 2005 were $67 million, which was comparable to $66 million in the third quarter of 2004, reflecting the continued commitment to investing in new product development.
Interest Expense
Interest expense for the third quarter of 2005 was $28 million compared with $37 million in the prior year period. This decrease was primarily the result of the retirement at the end of March of $400 million of 7.4%, July 15, 2009 U.S. debt.
Amortization of Finite-lived Intangible Assets
Amortization of finite-lived intangible assets for the current quarter was $15 million, which was comparable to $15 million in the prior year period.
Restructuring and Asset Impairments
Severance and Employee Benefits
For the three months ended September 30, 2005, net income was favorably impacted by a net $6 million of changes in estimates related to restructuring reserves. These changes in estimates to prior period reserves are largely related to our North American support services restructuring announced in the fourth quarter of 2003, and the completion of several smaller reduction in force initiatives announced throughout 2003 and 2004. The reversals were necessary to adequately reflect more accurate estimates of remaining obligations related to severance and other employee benefit costs. In some cases employees have been redeployed, while in other cases the employees affected by the workforce reductions were able to fill positions left vacant through natural attrition.
For the three months ended September 30, 2004, net income was favorably impacted by $1 million, net related to restructuring for severance, employee benefits and other costs. We recognized $7 million of restructuring charges associated with the reorganization of our Plastics Additives business in Europe, as well as several smaller initiatives. Offsetting this charge were $8 million of reserve reversals largely related to the reduction in design of the 2003 and 2004 initiatives discussed above.
Asset Impairments
For the three months ended September 30, 2005, $8 million of asset impairments were recognized for the impairment of certain intangible assets within our Adhesives and Sealants business to their fair value. The fair value was calculated based upon current business conditions, using cash flow analyses. The impairment is due to recent significant declines in both volume and profitability. Offsetting this charge was a reversal of $4 million in estimated fixed asset impairment charges recorded in the second quarter of 2005 which were finalized during the third quarter.
For the three months ended September 30, 2004, a net $1 million of asset impairment charges were recognized related to an administrative functions initiative that was announced in the second quarter of 2004.
Share of Affiliate Earnings, net
Affiliate net earnings for the current quarter were $5 million, an increase from $3 million in the prior period. The increase was primarily due to increased earnings from a joint venture in our Electronic Materials segment.
Other (Income) Expense, net
In the third quarter of 2005, net other income was $12 million as compared to $24 million in the third quarter of 2004. The decrease is primarily due to $4 million of higher gains on currency offset by a $9 million reduction of gains on sales of real estate and the absence of prior year gains of $8 million on the sale of our remaining interest in the European Salt business which we sold in 2000.
Effective Tax Rate
We recorded a provision for income tax expense of $72 million for the third quarter of 2005 reflecting an effective tax rate from continuing operations before minority interest of 29.4% compared to the 30.3% effective rate for earnings in 2004. The lower overall rate is due to lower taxes on foreign earnings.
Earnings from Continuing Operations
In the third quarter of 2005, we reported earnings of $169 million, or $0.76 per share, as compared to $137 million or $0.61 per share in the third quarter of 2004.
Minority Interest
In the third quarter of 2005, we reported minority interest of $4 million, as compared to $3 million in the third quarter of 2004.

THIRD QUARTER 2005 VERSUS THIRD QUARTER 2004 – BY BUSINESS SEGMENT
Net Sales by Business Segment and Region

	Three Months Ended
	September 30,
(in millions)	2005	2004

Business Segment
Coatings	$690	$627
Performance Chemicals	423	403
Monomers	422	365
Electronic Materials	351	319
Adhesives and Sealants	175	169
Salt	163	152
Elimination of Intersegment Sales	(271)	(232)

Total	$1,953	$1,803

Customer Location
North America	$1,009	$925
Europe	490	463
Asia-Pacific	379	347
Latin America	75	68

Total	$1,953	$1,803

Earnings from Continuing Operations by Business Segment (1,2)

	Three Months Ended
	September 30,
(in millions)	2005	2004

Business Segment
Coatings	$73	$53
Performance Chemicals	44	39
Monomers	30	27
Electronic Materials	49	33
Adhesives and Sealants	10	8
Salt	(1)	3
Corporate (3)	(36)	(26)

Total	$169	$137

(1)	Earnings (loss) for all segments except Corporate were tax effected using our overall consolidated effective tax rate excluding certain discrete items.

(2)	In first quarter 2005, we adopted a streamlined and consistent methodology for allocating shared service costs across all business units and redefined corporate expenses to provide improved management reporting. We have reclassified our 2004 results to conform to this change.

(3)	Corporate includes certain corporate governance costs, interest income and expense, environmental remediation expense, insurance recoveries, exploratory research and development expense, balance sheet currency translation gains and losses, any unallocated portion of shared services and certain discrete tax items.

Provision for Restructuring and Asset Impairment by Business Segment
Pre-Tax

	Three Months Ended
	September 30,
(in millions)	2005	2004

Business Segment
Coatings	$—	$—
Performance Chemicals	(1)	—
Monomers	—	1
Electronic Materials	(1)	—
Adhesives and Sealants	5	—
Salt	—	—
Corporate	(5)	(1)

Total	$(2)	$—

After-Tax

	Three Months Ended
	September 30,
(in millions)	2005	2004

Business Segment
Coatings	$—	$—
Performance Chemicals	—	—
Monomers	—	1
Electronic Materials	(1)	—
Adhesives and Sealants	3	—
Salt	—	—
Corporate	(3)	(1)

Total	$(1)	$—

Coatings
Net sales from Coatings were $690 million, an increase of 10% or $63 million from net sales of $627 million in 2004. The increase was primarily driven by higher selling prices, with the favorable impact of currency partially offsetting slightly lower demand. Sales from Architectural and Functional Coatings, which account for the majority of total Coatings sales, increased 14% over the prior year, primarily due to higher selling prices, a more favorable product mix, and a modest currency impact. Demand in the decorative coatings market improved slightly in Europe and Asia, while North American demand was flat versus the prior year. Demand in the North American industrial coatings markets, particularly traffic paint, was strong, while the paper market remained weak. Powder Coatings sales decreased 9%, primarily due to weak industrial furnishing activity in Western Europe and North America, as well as market share loss, partly offset by the favorable impact of pricing increases. The weak demand is partially attributable to the impact of a shift in the customer base to Asia-Pacific. Earlier this year, the business opened a new plant in Shanghai, China to take advantage of this regional shift. Automotive Coatings sales decreased 5% versus the prior period as a result of lower automobile builds and tighter inventory management by U.S. producers.
Earnings of $73 million in 2005 increased from $53 million in 2004. The favorable impacts of higher selling prices, a higher-valued product mix and favorable currencies were partially offset by lower demand in low-margin products, as well as higher raw material, energy and operating costs.
Performance Chemicals
In the third quarter of 2005, net sales of Performance Chemicals were $423 million, an increase of 5% or $20 million from 2004 net sales of $403 million. The increase was driven by higher selling prices partially offset by lower overall demand during the quarter. Sales from Plastics Additives increased 10% from the prior period, the result of higher pricing across all regions, which more than offset lower demand. Demand was down mainly due to continued sluggish market conditions in the European PVC market, along with some share loss in lower margin products due to the portfolio management strategy implemented over the past several quarters. Net sales for Consumer and Industrial Specialties increased 4% over the prior period as selling price increases were partially offset by lower demand. The lower demand is largely the result of portfolio management initiatives affecting certain product lines, along with some share loss due to price increases. Net sales from Process Chemicals were down 2% compared to the third quarter of 2004 as a result of softness in the Ion Exchange Resin markets, particularly in Asia-Pacific, which more than offset the impact of higher prices.
Performance Chemicals earnings for the third quarter of 2005 were $44 million, up 13% compared to earnings of $39 million in the prior year. Higher selling prices for the quarter were only partially offset by higher raw material, energy and operating costs and the impact of lower demand.
Monomers
Third quarter 2005 net sales from Monomers were $422 million, an increase of $57 million or 16% from prior period net sales of $365 million. The net sales results for Monomers include sales to our internal downstream monomer-consuming businesses, primarily Architectural and Functional Coatings, Adhesives and Sealants, and Performance Chemicals, along with sales to third party customers. Sales to external customers increased 14% to $151 million in the third quarter of 2005 from $133 million in the prior period. The increase in sales is largely due to improved pricing implemented to recover higher raw material and energy costs offset by lower overall volumes primarily due to plant outages as noted in the paragraph below.

	Three Months Ended
	September 30,
(in millions)	2005	2004

Total Sales	$422	$365
Elimination of Intersegment Sales	(271)	(232)

Third Party Sales	$151	$133

Earnings of $30 million for the third quarter of 2005 increased from $27 million in the prior period, as increased selling prices more than offset higher raw material, energy and operating costs. The higher plant operating costs were due to higher energy prices and production issues at our Deer Park, Texas facility, primarily as a result of an unexpected maintenance outage, and the precautionary safety shutdown in anticipation of Hurricane Rita. The lost production volume from these outages resulted in $12 million, after-tax, of higher operating expenses and price premiums to acquire additional inventory in the marketplace. Damage to the plant from the hurricane was minimal, and our Deer Park facility has returned to normal operating rates. The Monomers business met all of its contractual commitments to its customers during the quarter.
We anticipate that there will be an increase in global monomer supply during the remainder of 2005 as a result of new production facilities that have come, or will come, on line. We expect this additional supply to create some downward pressure on Monomers pricing and margins in the upcoming quarters.
Electronic Materials
In the third quarter of 2005, net sales from Electronic Materials of $351 million increased by $32 million or 10% compared to prior year sales of $319 million, primarily due to improved demand as the semiconductor and related industries continue their rebound from the soft conditions that existed earlier in the year. Sales on a sequential basis were up 8% during the third quarter, a continuation of the quarterly sequential improvement seen in the second quarter. Sales of advanced technology products increased 17% compared to the third quarter of 2004. Sales from Circuit Board Technologies were flat versus the prior period, as the growth in Asia-Pacific was insufficient to offset declines in North America and Europe. Sales from Semiconductor Technologies were up 10% compared to 2004, driven by higher demand in all regions, especially Asia-Pacific. Sales of CMP pads and slurries have been especially strong in this segment with the highest growth occurring in Asia-Pacific. Sales from Packaging and Finishing Technologies increased 22% from the prior period, with growth across all regions.

Earnings of $49 million increased from $33 million in the third quarter of 2004, reflecting increased sales of advanced technology products and continued discipline in cost management. The third quarter 2005 sales and earnings performance represents a new record for the business.
We expect the overall market environment for the Electronics industry to continue to be strong into the fourth quarter of 2005, particularly in Asia.
Adhesives and Sealants
In the third quarter of 2005, net sales from Adhesives and Sealants were $175 million, an increase of $6 million or 4% from net sales of $169 million in 2004, primarily driven by higher pricing partially offset by lower demand. The lower demand was the result of previous portfolio management initiatives to shed low margin business.
Earnings of $10 million increased from $8 million in the third quarter of 2004, primarily due to higher selling prices, improved product mix and good cost control, which helped to offset higher raw material and energy costs. Included in the 2005 results was a net $3 million, after-tax, non-cash asset impairment charge, which tempered the business’s ongoing improved operating performance.
Salt
In the third quarter of 2005, net sales from Salt were $163 million, an increase of 7% or $11 million over the prior period sales of $152 million, primarily due to higher selling prices, the favorable impact of currencies, and some improvement in volumes.
The business recorded a loss of $1 million during the third quarter, compared with earnings of $3 million in 2004. The favorable impact of higher selling prices and volume were not sufficient to offset higher energy, distribution and other production costs, as well as the $1 million, after-tax, negative impact of Hurricane Rita on the Weeks Island, LA facility. Third quarter 2004 earnings were favorably impacted by a $1 million, after-tax gain, related to the sale of assets.
Corporate
In the third quarter of 2005, Corporate expenses were $36 million, up $10 million from expenses of $26 million in 2004. The year-on-year change reflects the absence of gains recognized in the third quarter of 2004 from the sale of the remaining interest in the European Salt business, and certain real estate transactions. The current period includes lower insurance recoveries and higher environmental reserves, partially offset by reduced shared service costs, and lower interest expense.
NINE MONTHS 2005 VERSUS NINE MONTHS 2004 — CONSOLIDATED
Net Sales and Operating Margins
In the nine months ended September 30, 2005, we reported consolidated net sales of $5,982 million, an increase of 10% or $546 million from prior period net sales of $5,436 million. This increase is primarily driven by higher selling prices across most of our businesses and the favorable impact of currencies partially offset by slightly lower demand as presented below:

Sales Change for Year-to-Date 2005%

Selling price	10
Currency	2
Volume/mix	(2)

Total change	10%

Our gross profit for the nine months ended September 30, 2005 was $1,784 million, an increase of 13% or $199 million from $1,585 million in the prior period, on higher sales. Gross profit margin increased to 29.8% from 29.2% in the first nine months of 2004, due to higher selling prices, favorable currencies and a favorable product mix, which more than offset higher raw material and energy costs.
Selling and Administrative Expense
Selling and administrative expenses for the nine months ended September 30, 2005, were $753 million, an increase of 3% or $20 million from $733 million in the prior period. The increase was primarily due to: 1) higher employee-related costs, including increased pension expense, normal salary increases, the increasing rate of health care costs and higher stock-based compensation expense; and 2) the unfavorable impact of currencies primarily due to the strengthening of foreign currencies versus the U.S. dollar. The favorable impact of recent cost savings initiatives partially offset these increases.
Research and Development Expense
Research and development expenses for the nine months ended September 30, 2005 were $198 million, which was unchanged from the prior period.
Interest Expense
Interest expense for the current period was $92 million, which was down $8 million or 8% versus $100 million in the prior year period. This decrease was primarily the result of the retirement at the end of March of $400 million of 7.4%, July 15, 2009 U.S. debt.
Amortization of Finite-lived Intangible Assets
Amortization of finite-lived intangible assets for the current period was $45 million, which was down $2 million or 4% versus $47 million in the prior period.
Early Extinguishment of Debt
In March of 2005, we retired $400 million of our 7.4% notes scheduled to mature on July 15, 2009. The retirement resulted in a loss of $17 million. This loss represents the premium in excess of carrying value necessary to extinguish the debt early.
Share of Affiliate Earnings, net
Affiliate net earnings were $11 million in the nine months ended September 30, 2005 which was comparable to $10 million in the prior period. The increase was primarily due to increased earnings from a joint venture in our Electronic Materials segment.
Restructuring and Asset Impairments
Severance and Employee Benefits
For the nine months ended September 30, 2005, net income was favorably impacted by a net $13 million of changes in estimates related to restructuring reserves. Included in this amount is $3 million of expense for severance and associated employee benefits affecting 120 positions, which is primarily associated with the planned closure of our Wytheville, VA Powder Coatings plant and the consolidation of our North American Powder Coatings operations, and smaller reduction in force efforts within our Electronic Materials segment and Plastics Additives business. Offsetting this charge were favorable adjustments of $16 million to reduce prior years restructuring reserves. These changes in estimates are largely related to our North American support services restructuring announced in the fourth quarter of 2003, and the completion of several smaller reductions in force initiatives announced throughout 2003 and 2004. The reversals were necessary to adequately reflect more accurate estimates of remaining obligations related to severance and other employee benefit costs. In some cases employees have been redeployed, while in other cases the employees affected by the workforce reductions were able to fill positions left vacant through natural attrition.
For the nine months ended September 30, 2004, we recorded charges of $16 million for severance and employee separation benefits, affecting 300 positions. These charges are associated with the reorganization of our Plastics

Additives business in North America and Europe as well as several smaller reductions in force efforts in other businesses. Offsetting these charges were $17 million of changes to reserves recorded for 2003 and 2004 initiatives discussed above.
Asset Impairments
For the nine months ended September 30, 2005, $29 million of asset impairment charges were recognized for the impairment of intangible and fixed assets related to certain product lines within our Adhesives and Sealants business. These product lines have suffered dramatic declines in both volume and profitability due to recent increases in raw material costs, coupled with aggressive pricing competition. We determined that the significant volume declines in all of these product lines were not recoverable and warranted impairment. In addition, we recognized $9 million of charges related to fixed assets associated with the closing of our Wytheville, VA Powder Coatings plant in the second quarter, and $2 million in the first quarter for the impairment of intangible and fixed assets related to our Electronic Materials segment. Gains on sales of previously impaired assets offset the total impairment charge by $1 million.
For the nine months ended September 30, 2004, we recorded asset impairment charges of $2 million which is primarily related to an administrative functions initiative announced in the second quarter.
Other (Income) Expense, net
In the nine months ended September 30, 2005, net other income was $27 million, as compared to $25 million in the prior period. The increase is primarily attributable to an increase of $9 million in the favorable impacts of currency and $7 million of higher interest income offset by a $5 million reduction in gains on disposal of real estate and the absence of prior year gains of $8 million on the sale of our remaining interest in the European Salt business which we sold in 2000.
Effective Tax Rate
We recorded a provision for income tax expense of $176 million for the nine months ended September 30, 2005 reflecting an effective tax rate from continuing operations before minority interest of 25.5% compared to the 30.3% effective rate for earnings in 2004.
During the second quarter, we recorded net tax reserve and valuation allowance reversals resulting from the favorable resolution of prior period tax contingencies due to the completion of prior years’ tax audits. In addition, we recorded changes in valuation allowances and increases in tax reserves for other contingencies. The decrease in the effective tax rate was primarily due to the impact of the changes described above which total a net $28 million as well as lower taxes on foreign earnings.
Earnings from Continuing Operations
In the nine months ended September 30, 2005, we reported earnings from continuing operations of $507 million or $2.26 per share, as compared to prior period earnings from continuing operations of $369 million or $1.64 per share. The growth in 2005 earnings was primarily due to increased gross profit driven by higher sales and the favorable impact of currency which more than offset the impact of higher raw material and operating costs.
Minority Interest
In the nine months ended September 30, 2005, we reported minority interest of $7 million, as compared to prior period minority interest of $8 million.

NINE MONTHS 2005 VERSUS NINE MONTHS 2004 – BY BUSINESS SEGMENT
Net Sales by Business Segment and Region

	Nine Months Ended
	September 30,
(in millions)	2005	2004

Business Segment
Coatings	$2,056	$1,835
Performance Chemicals	1,252	1,179
Monomers	1,394	1,009
Electronic Materials	979	940
Adhesives and Sealants	554	519
Salt	632	574
Elimination of Intersegment Sales	(885)	(620)

Total	$5,982	$5,436

Customer Location
North America	$3,140	$2,809
Europe	1,545	1,441
Asia-Pacific	1,072	992
Latin America	225	194

Total	$5,982	$5,436

Earnings from Continuing Operations by Business Segment (1,2)

	Nine Months Ended
	September 30,
(in millions)	2005	2004

Business Segment
Coatings	$190	$174
Performance Chemicals	124	111
Monomers	142	63
Electronic Materials	112	94
Adhesives and Sealants	26	32
Salt	27	26
Corporate(3)	(114)	(131)

Total	$507	$369

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
Provision for Restructuring and Asset Impairments by Business Segment
Pre-Tax

	Nine Months Ended
	September 30,
(in millions)	2005	2004

Business Segment
Coatings	$10	$1
Performance Chemicals	(2)	5
Monomers	—	1
Electronic Materials	2	—
Adhesives and Sealants	29	(1)
Salt	—	—
Corporate	(12)	(5)

Total	$27	$1

After-Tax

	Nine Months Ended
	September 30,
(in millions)	2005	2004

Business Segment
Coatings	$7	$1
Performance Chemicals	(1)	3
Monomers	—	1
Electronic Materials	1	—
Adhesives and Sealants	19	(1)
Salt	—	—
Corporate	(9)	(4)

Total	$17	$—

Coatings
For the nine months ended September 30, 2005, net sales from Coatings were $2,056 million, an increase of 12% or $221 million from net sales of $1,835 million in 2004, primarily driven by higher selling prices, with the favorable impact of currencies offset by lower demand. Sales from Architectural and Functional Coatings, which account for the majority of total Coatings sales, increased 16% over the prior year, driven primarily by higher selling prices, a more favorable product mix, and favorable currencies, on slightly lower demand. Strength in the North American decorative coatings market was offset by weakness in the European markets along with share losses in paper, graphic arts and industrial segments. Powder Coatings sales decreased 7%, primarily due to lower demand in Europe, the result of softness in the marketplace and share loss. Demand in North America was down from the prior period reflecting the ongoing move of downstream customers to the Asia Pacific region. This impact was only partially offset by the favorable impact of currency, some increase in pricing and limited growth in Asia. Automotive Coatings sales decreased by 2% from the prior year period, primarily due to decreased demand related to lower automotive builds by U.S. producers, partially offset by share gains, price increases, and the favorable impact of currency.
Earnings of $190 million in 2005 increased by $16 million versus the prior year. Higher selling prices, a more favorable product mix, and the favorable impact of currencies were partially offset by lower demand, higher raw material, manufacturing and energy costs, higher selling and administrative costs, as well as restructuring charges in the Powder Coatings business.
Performance Chemicals
For the nine months ended September 30, 2005, net sales for Performance Chemicals of $1,252 million were up 6% or $73 million from prior year sales of $1,179 million, primarily due to increased selling prices and the favorable impact of currencies, partially offset by lower demand. Sales for Plastics Additives increased 7% from the prior period, mostly driven by higher pricing in all regions and the favorable effect of currencies, partially offset by lower demand. Demand was down due to sluggish market conditions in Europe as well as some share loss in lower margin products as the business adjusted its portfolio of offerings. Net sales in Consumer and Industrial Specialties increased 9%, reflecting higher selling prices and favorable currencies on lower demand. The lower demand is largely the result of portfolio management initiatives affecting certain product lines, along with some share loss due to price increases. Net sales for Process Chemicals increased 2% primarily due to higher selling prices and the favorable impact of currencies, while demand was down modestly year to year. Continued strong demand in most industrial markets in North America and Europe was partially offset by weakness in Latin America and select Asia-Pacific markets.
Earnings of $124 million for the nine months ended September 30, 2005 were up from $111 million in 2004. Higher selling prices, the favorable impact of currencies and the impact of restructuring charges in the prior year period were partially offset by higher raw material, energy, operating, and selling and administrative costs.
Monomers
In the nine months ended September 30, 2005, net sales for Monomers were $1,394 million, an increase of $385 million or 38% from prior period net sales of $1,009 million. Net sales for Monomers include sales to our internal downstream monomer-consuming businesses, primarily Architectural and Functional Coatings, Adhesives and Sealants, and Performance Chemicals, along with sales to third party customers. Sales to external customers increased 31% to $509 million year-to-date in 2005 from $389 million in the prior period. The increase in sales can be attributed primarily to increased pricing implemented to offset the dramatic increase in raw material and energy costs.

	Nine Months Ended
	September 30,
(in millions)	2005	2004

Total Sales	$1,394	$1,009
Elimination of Intersegment Sales	(885)	(620)

Third Party Sales	$509	$389

Earnings of $142 million for the nine months ended September 30, 2005 increased from $63 million in the prior period. Increased selling prices more than offset higher raw material and energy costs, as well as significant costs related to unexpected outages at our Deer Park, TX facility in the second and third quarters of 2005, including the precautionary safety shutdown in anticipation of Hurricane Rita.
We anticipate that there will be an increase in global monomer supply during the remainder of 2005 as a result of new production facilities that have come, or will come, on line. We expect this additional supply to create some downward pressure on Monomers pricing and margins in the upcoming quarters.
Electronic Materials
For the nine months ended September 30, 2005, net sales from Electronic Materials of $979 million increased 4% or $39 million compared to prior period, primarily due to higher demand. Sales of advanced technology products increased 9% from the prior year period. Sales in Circuit Board Technologies decreased 2% versus the prior period, driven by weakness in both the North American and European markets, which was partially offset by continued growth in Asia. Sales from Semiconductor Technologies were up 4% compared to 2004, with higher demand in Asia and Europe more than offsetting some weakness in North America. Sales from Packaging and Finishing Technologies increased 12% from 2004, with growth in all regions.
Earnings of $112 million increased by 19% compared to $94 million in 2004, primarily due to increased demand for advanced technology products and continued discipline in cost management throughout the business.
Adhesives and Sealants
Net sales for the nine months ended September 30, 2005 for Adhesives and Sealants were $554 million, an increase of 7% or $35 million from net sales of $519 million in 2004. The increase reflects the impacts of higher pricing and favorable currencies, partially offset by lower demand. The overall lower demand was largely the result of planned portfolio adjustments as we shed low margin business.
Earnings of $26 million for the first nine months of 2005 decreased by $6 million versus the $32 million earned in 2004. The earnings decline is largely the result of $19 million, after-tax, in non-cash asset impairment charges recorded in the second and third quarters of 2005. These charges tempered the business’s ongoing improvements in operating performance resulting from pricing to recover raw material and energy cost increases, effective portfolio management initiatives, as well as a more efficient cost structure.
Salt
For the nine months ended September 30, 2005, net sales for Salt were $632 million, an increase of 10% or $58 million over prior year period net sales, reflecting higher demand in ice control markets due to favorable winter weather in the first quarter, increased selling prices, and the positive impact of currency.
Earnings for the nine month period in 2005 were $27 million, an increase of 4% compared to the $26 million earned in the first nine months of 2004. The favorable impact of ice control volume gains and improved pricing, along with lower overall selling and administrative costs, more than offset higher production, distribution and energy costs.

Corporate
For the nine month period ended September 30, 2005, Corporate expenses were $114 million, down from $131 million in 2004. The change was primarily driven by an adjustment in tax reserves and tax valuation allowances in conjunction with tax audit settlements, reduced consulting and shared service expenses, higher interest income, and lower interest expense all of which more than offset the costs associated with the early extinguishment of debt, an adjustment to stock-based compensation, the absence of gains on the sale of the remaining interest in our European salt business, and lower insurance recoveries.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Maintaining a strong balance sheet is one of our key objectives. As of September 30, 2005, the company’s debt ratio (total debt in proportion to total debt plus stockholders’ equity) was 37%, down from 42% as of December 31, 2004. Over the next several years, we expect to pursue growth strategies and provide cash returns to our stockholders without significantly increasing this ratio. We intend to generate stockholder value through higher dividends, strategic investments in our core businesses and technologies, and stock repurchases. We may also consider selected acquisitions or alliances in targeted areas.
In the nine months ended September 30, 2005, our primary source of cash was from operating activities. Our principal uses of cash were reduction of debt, capital expenditures, dividends and stock repurchases. These are summarized in the table below:

	Nine Months Ended
	September 30,
(in millions)	2005	2004

Cash provided by operations	$716	$457
Net long-term debt reduction	(387)	(3)
Capital expenditures	(195)	(178)
Dividends	(186)	(161)
Stock Repurchases	(273)	—
Cash Provided by Operations
For the nine months ended September 30, 2005 cash provided by operations exceeded the prior-year period by 57% primarily from higher earnings on lower incremental working capital. More than half of this cash was generated during the third quarter. This is typical of our seasonal sources and uses of cash with cash from operating activities concentrated in the third and fourth quarters due to working capital patterns in some of our core businesses, such as Coatings, as well as the timing of certain annual payments such as employee bonuses, interest on debt and property taxes. For the full year, we expect cash from operating activities to be approximately $1 billion as compared to $882 million in the prior year. Maintaining strong operating cash flow through earnings and working capital management continues to be an important objective.
Capital Expenditures
We intend to manage our capital expenditures to take advantage of growth and productivity improvement opportunities as well as to fund ongoing environmental protection and plant infrastructure requirements. We have a well defined review procedure for the authorization of capital projects. Capital expenditures through the third quarter 2005 are above the prior year period expenditures primarily due to the timing of infrastructure spending at our Houston Plant and a larger portfolio of Information Technology projects. Projected capital expenditures for fiscal year 2005 of approximately $350 million, compared to $322 in fiscal year 2004, are not expected to exceed depreciation expense.

Dividends
Common stock dividends have been paid each year since 1927. The payout has increased at an average 10% compound annual growth rate since 1977.

2005				2004
	Amount				Amount
	(Per	Amount			(Per	Amount
Date of dividend	common	(In		Date of dividend	common	(In
payment	share)	millions)	Record Date	payment	share)	millions)	Record Date

March 1, 2005	$0.25	$57	February 18, 2005	March 1, 2004	$0.22	$49	February 13, 2004

June 1, 2005	0.29	65	May 13, 2005	June 1, 2004	0.25	56	May 14, 2004

September 1, 2005	0.29	64	August 12, 2005	September 1, 2004	0.25	56	August 13, 2004
On September 22, 2005, we declared a quarterly dividend of $0.29 per share, which will be payable on December 1, 2005 to stockholders of record on November 4, 2005.
Debt
In March of 2005, we retired $400 million of our 7.4% notes scheduled to mature on July 15, 2009. The retirement resulted in a loss of $17 million. We had entered interest rate locks prior to original issuance of this debt in 1999, fixed/floating interest rate swap contracts in May 2001 which had been cashed out in May 2004, and interest rate locks again during the first quarter 2005 in conjunction with the retirement. Cumulative cash received from these derivatives reduced the loss which would have otherwise been incurred by $31 million. Our interest expense decreased by approximately $9 million versus the prior year quarter, and we expect to report lower annual interest expense of approximately $5 million per quarter through July 2009 due to the debt retirement. This early retirement was enabled by the strong cash flow from prior year operations.
In July 2005, we issued 8.25 billion of yen ($73 million at September 30, 2005) denominated variable rate notes due in July 2008. The interest rate is set semi-annually in January and July at TIBOR plus 0.45%. Interest is paid semi-annually in January and July.
On September 19, 2005, we completed an exchange offer to existing holders of our €400 million 6.0% euro-denominated notes due March 9, 2007. As a result of the exchange offer, €240 million of the 6.0% euro notes, were exchanged for €253 million 3.5% euro-denominated notes due September 19, 2012. The remaining €160 million of 6.0% euro notes are still outstanding and continue to be due March 9, 2007. The exchange of notes was accounted for as a modification of debt with no gain or loss recognized. Costs of approximately $1 million associated with the exchange were expensed during the third quarter. The 3.5% euro notes will initially be recorded at €240 million ($289 million at September 30, 2005) (a discount of €13 million) and subject to accretion up to the €253 million principal value over the time through maturity. The primary objective of the exchange was to extend the maturity of the original debt for 5 1/2 years at an attractive interest rate. It will also have the effect of lowering our interest expense by approximately $2 million through the original maturity, March 9, 2007.
Our multi-year program to reduce debt has now largely been completed.
Stock Repurchase Program
In December 2004, our Board of Directors authorized the repurchase of up to $1 billion of our common stock through 2008, with the timing of the purchases depending on market conditions and other priorities for cash. During the first nine months of 2005, we repurchased 6 million shares at a cost of $273 million.
Restricted Cash
Restricted cash represents investments in cash equivalents through a trust designed to meet financial assurance requirements of U.S. federal, state and local environmental agencies with respect to plant operations. These requirements are based on an annual assessment of our Company’s net worth. Due to our increased net worth, most authorities have released the restrictions and approximately $4 million remained at September 30, 2005, down from $49 million at December 31, 2004.
Liquidity and Debt
As of September 30, 2005, we had $457 million in cash, including restricted cash, and $2,215 million in debt compared with $674 million and $2,640 million, respectively, at December 31, 2004. A summary of our cash and debt balances is provided below:

	September 30,	December 31,
(in millions)	2005	2004

Short-term obligations	$114	$77
Long-term debt	2,101	2,563

Total debt	$2,215	$2,640

Cash and cash equivalents	$453	$625
Restricted cash	4	49

Total	$457	$674

As of September 30, 2005, we had no commercial paper outstanding. The remainder of our short-term debt was primarily composed of local bank borrowings. During the remainder of this year, our primary source of short-term liquidity will be cash from operating activities. This will be supplemented with commercial paper and bank borrowings to support local working capital needs from time to time. In October 2003, we entered into a $500 million revolving credit facility with a syndicated group of banks. This facility is committed until October 2006 and is not contingent upon our credit rating. As of September 30, 2005, we did not have any drawdowns against this facility.
Moody’s and Standard & Poor’s currently rate our senior unsecured long-term debt A-3 and BBB+, respectively, with stable outlooks; and our short-term commercial paper, P2 and A2, respectively. In general, we believe Single A ratings are consistent with the objectives of our long-term financial policies.
Pension Plan Funding
Our U.S. ERISA-qualified pension plans represent approximately 80% of our pension plan assets. We identified an opportunity to increase the funding of our U.S. pension and other post-retirement employee benefit plans on a tax-deductible basis. Accordingly, we decided to maximize tax-deductible funding of these plans by contributing $137 million to our U.S. pension trust in October 2005. Of this total, $125 million was designated to fund pension benefits and the remaining $12 million to fund retiree health care. We have also decided to increase funding of our smaller international pension trusts. Total funding for all international plans is expected to be approximately $50 million this year, $20 million of which represent one-time payments planned for the fourth quarter to make-up funding shortfalls in our UK and Canadian pension trusts.
Use of Derivative Instruments to Manage Market Risk
We use derivative instruments to reduce uncertainties arising from conducting our business in a variety of currencies, financing at long- and short-term interest rates and pricing our raw materials at market prices. The policies and procedures applicable to our use of these derivative instruments are disclosed in Items 7a and 8 (Note 5) of our 2004 Form 10-K.
During the nine months ended September 30, 2005, $4 million net cash was spent with respect to derivative instruments, while the market value of derivative instruments outstanding increased $40 million after-tax. During the same period, derivative instruments lowered the loss on extinguishment of debt, lowered interest expense, and lowered natural gas costs, while currency hedging increased other expense. The net effect on earnings from derivatives contracts recognized for the nine months ended September 30, 2005 was immaterial.

During the nine months ended September 30, 2005, the weak dollar improved our net earnings $21 million, or 9 cents per share, compared to the prior-year period. This gain was primarily driven by non-dollar denominated sales being translated at stronger local currency rates net of local operating costs and currency hedging costs which were recorded as other expense. This result was consistent with our objectives. When the dollar is weak our cash flow, earnings and net investments should be enhanced by our fundamental business operations, net of hedging costs. The dollar established a low for the year against most major currencies during the first quarter, rallied during the second quarter strengthening 7% against the Euro, then fluctuated in a mixed performance during the third quarter. The euro averaged $1.21 during this year’s third quarter, about the same as last year, while the Canadian dollar strengthened 6% and the yen weakened 2% during the quarter. We are well-positioned under these circumstances and expect to benefit from a return to a weak dollar environment, while hedges in place should offset less favorable translated results when the dollar strengthens.

During the remainder of this year we expect to finance and manage financial prices under business and economic conditions characterized by sufficient cash reserves; an uncertain path for the dollar; a flat U.S. yield curve with medium and long-term rates under pressure; and record-high commodity prices. Our objectives are to preserve our earnings from potential weaker local currencies, maintain or reduce our effective interest rate despite rising market rates, and capture opportunities to increase protection against further natural gas price spikes.

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

➢	Remediation Reserves and Reasonably Possible Amounts

Reserves for environmental remediation that we believe to be probable and estimable are recorded appropriately as current and long-term liabilities in the Consolidated Balance Sheets. The amounts charged to pre-tax earnings for environmental remediation and related charges were $18 million and $11 million for the three months ended September 30, 2005 and 2004, respectively, and $35 million and $30 million for the nine months ended September 30, 2005 and 2004, respectively, and are recorded as a cost of goods sold in the Consolidated Statements of Operations. The reserves for remediation were $153 million and $137 million at September 30, 2005 and December 31, 2004, respectively.

In addition to accrued environmental liabilities, there are costs which have not met the definition of probable, and accordingly, are not recorded in the Consolidated Balance Sheets. We have identified reasonably possible loss contingencies related to environmental matters of approximately $111 million and $80 million at September 30, 2005 and December 31, 2004, respectively.

Further, we have identified other sites where future environmental remediation may be required, but these loss contingencies cannot be reasonably estimated at this time. These matters involve significant unresolved issues, including the number of parties found liable at each site and their ability to pay, the interpretation of applicable laws and regulations, the outcome of negotiations with regulatory authorities, and alternative methods of remediation.

Except as noted below, we believe that these matters, when ultimately resolved, which may be over an extended period of time, will not have a material adverse effect on our consolidated financial position or consolidated cash flows, but could have a material adverse effect on consolidated results of operations or cash flows in any given period.

Our significant sites are described in more detail below.

➢	Wood Ridge Site

In Wood Ridge, New Jersey, Morton International (“Morton”) and Velsicol Chemical Corporation (“Velsicol”) have been held jointly and severally liable for the cost of remediation of environmental problems associated with a mercury processing plant (“Site”) acquired by a Morton predecessor. As of the date we acquired Morton, Morton disclosed and accrued for certain ongoing studies related to the Site. In our allocation of the purchase price of Morton, we accrued for additional study costs and additional remediation costs based on the ongoing studies. We have submitted a feasibility study of various remedial alternatives, and we expect New Jersey Department of Environmental Protection (“DEP”), in consultation with EPA Region 2, to select a remedy for the Site in late 2005 or early 2006.

Our exposure at the Site will depend in part on the results of attempts to obtain contributions from others believed to share responsibility. In 2001, Velsicol stopped paying its share of expenses. Velsicol’s indemnitor, Fruit of the Loom, Inc., has been reorganized under Chapter 11 bankruptcy and was discharged of its responsibility for this Site after a payment to us of approximately $1 million. In 2002, the bankruptcy court approved a government settlement entered into with Velsicol, Fruit of the Loom, and other parties, which created a fund to be used to respond to the Velsicol liabilities at several sites, including Wood Ridge. A 2005 settlement resulted, among other things, in substitution of the bankruptcy trust fund for Velsicol in government remediation orders relating to the Site, resolution of New Jersey’s past cost claims and creation of a mechanism so that some Site response costs could be reimbursed from the bankruptcy fund.

In addition, we paid $225,000 in 2002 for the EPA to develop a work plan for a separate study of contamination in Berry’s Creek, which runs near the Site, and of the surrounding wetlands. We understand that the EPA intends to finalize a study Framework Document, calling for a broad scope investigation of risks posed by contamination in Berry’s Creek, and to require a group of PRPs to perform the study. Performance of this study is expected to take six years to complete. In 2002, the EPA requested information relating to sources of contamination in Berry’s Creek; we understand this request was sent to over ninety PRPs. Today, there is much uncertainty as to what will be required to address Berry’s Creek, but investigation and cleanup costs, as well as potential resource damage assessments, could be very high and our share of these costs could be material to the results of our operations, cash flows and consolidated financial position.

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

➢	Manufacturing Sites

We also have accruals for enforcement and corrective action programs under governmental environmental laws at several of our manufacturing sites. The more significant of these accruals for corrective action, in addition to those presented above, have been recorded for the following sites: Bristol, Pennsylvania; Philadelphia, Pennsylvania; Houston, Texas; Louisville, Kentucky; Ringwood, Illinois; Apizaco, Mexico; Jacarei, Brazil; Jarrow, UK; Lauterbourg, France and Mozzanica, Italy. We are currently negotiating with the EPA to resolve enforcement arising out of an environmental inspection in 2000 at our Houston facility. We expect to resolve these claims by payment of a penalty and performance of a supplemental environmental project at a combined cost of just over one million dollars.

Insurance Recoveries

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

Other Litigation

In August 2005, three actions were filed in the Philadelphia Court of Common Pleas relating to brain cancer incidence among employees who worked at the Company’s Spring House, Pennsylvania, research facility. Two actions were filed on behalf of individuals; the third is a class-action complaint which seeks a medical monitoring program for about 6,000 current and former Spring House employees. The plaintiffs allege that the number of brain cancer cases exceeds normal occurrence rates and allege that the cancers were caused by workplace chemical exposure. The Company’s ongoing epidemiological studies have not found an association between anything in the Spring House workplace and brain cancer. The Company believes that these actions have no merit and is actively defending against them.

In February 2003, we were served with European Commission Decisions requiring submission to investigations in France and the United Kingdom, a search permit in Japan from the Japanese Fair Trade Commission, an order for the production of records and information in Canada and two grand jury records subpoenas in the United States all relating to a global antitrust investigation of the plastics additives industry. We subsequently received a request for additional information from the Japanese Fair Trade Commission. The Japanese Fair Trade Commission brought proceedings against named Japanese plastic additives producers but did not initiate action against Rohm and Haas. We do not expect further action in the Japanese investigation. We are cooperating fully with all governmental authorities and there has been no recent activity in any of these investigations.

In civil litigation on plastics additives matters, we are a party to nine private federal court civil antitrust actions that have been consolidated in the U.S. District Court for the Eastern District of Pennsylvania, including one that originally had been filed in State Court in Ohio and another involving an individual direct purchaser claim that was filed in federal court in Ohio. These actions have been brought against Rohm and Haas and other producers of plastics additives products by direct purchasers of these products and seek civil damages as a result of alleged violations of the antitrust laws. The named plaintiffs in all but one of these actions are seeking to sue on behalf of all similarly situated purchasers of plastics additives products. Federal law provides that persons who have been injured by violations of Federal antitrust law may recover three times their actual damages plus attorneys’ fees. In addition, in August 2005, a new indirect purchaser class action antitrust complaint was filed in the U.S. District Court for the Eastern District of Pennsylvania, consolidating all but one of the indirect purchaser cases that previously had been filed in various state courts, including Tennessee, Vermont, Nebraska, Arizona, Kansas and Ohio. The only remaining state court indirect action is the one filed in California. Our internal investigation has revealed no wrongdoing, and we believe these cases are without merit as to Rohm and Haas, and we continue to vigorously defend against these actions.

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

NEW ACCOUNTING PRONOUNCEMENTS

Foreign Earnings Repatriation

Financial Accounting Standards Board (“FASB”) Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the “American Jobs Creation Act of 2004” (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. The Jobs Act creates a temporary incentive for U.S. corporations to repatriate prior period foreign earnings that were previously deemed permanently reinvested by providing a dividends received deduction for certain dividends from controlled foreign corporations. Since the majority of our prior period foreign earnings were not permanently reinvested, we fully provided for taxes on unremitted earnings, and therefore, FSP 109-2 has not had a material impact on our results of financial position, operations or cash flows.

Qualified Production Activities Deduction

FASB Staff Position No. SFAS 109-1, “Application of FASB Statement No.109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (the “Act”) provides guidance on applying the deduction for income from qualified domestic production activities. The deduction will be phased in from 2005 through 2010. The Act also provides for a two-year phase out of the existing extra-territorial income exclusion (“ETI”) for foreign sales. The deduction will be treated as a “special deduction” as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return. We do not expect the net effect of the phase out of the ETI and the phase in of this new deduction to result in a material change in our effective tax rate for fiscal years 2005 and 2006, based on current earnings levels.

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

In December 2004, the FASB issued SFAS No. 123R (“SFAS No. 123R”), “Share-Based Payments.” This Statement revises SFAS No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS No. 123R requires companies to recognize expense over the employee’s requisite service period in the income statement for the grant-date fair value of awards of share-based payments including equity instruments and stock appreciation rights. SFAS No. 123R also clarifies and expands guidance in several areas, including measuring fair value, defining requisite service period, accounting for liability awards and accounting for tax benefits. While we do not expect these changes to have a material impact on the total expense recognized for our share-based payments, the provisions of SFAS No. 123R will require more upfront recognition of expense for our performance awards.

This statement also eliminates the prospective option we have applied under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123,” and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We will be required to implement the provisions of SFAS No. 123R as of January 1, 2006. Due to the fact that the majority of our options issued prior to January 1, 2003, the date we adopted SFAS No. 123, will have vested as of January 1, 2006, the revised computations will not have an impact on our financial statements.

Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). We are currently assessing the impact that FIN 47 will have on our financial statements.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”) which replaces Accounting Principles Board Opinions No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS No. 154

provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of a material error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will apply the applications of SFAS No. 154 beginning January 1, 2006 if and when required.
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

b)	Changes in Internal Controls over Financial Reporting

In January 2005, we began outsourcing the delivery of human resource services to a third party service provider as part of our Shared Services Initiative to reduce administrative costs to the Company. During the third quarter of 2005, we made further changes to the delivery of human resource services, including returning the delivery of some services to Company personnel. These activities, including a change of third party provider for some services, will continue in the fourth quarter. We will perform appropriate testing relating to these changes to ensure the effectiveness of internal controls as they relate to the reliability of financial reporting and the preparation and fair presentation of our published consolidated financial statements.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
For information related to Legal Proceedings, see Note 13: Contingent Liabilities, Guarantees and Commitments in the accompanying Notes to Consolidated Financial Statements.
ITEM 2. Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of our common stock during the quarter ended September 30, 2005:

			Total Number of
	Total	Average	Shares Purchased as
	Number of	Price	Part of Publicly	Approximate Dollar Value of Shares that
	Shares	Paid per	Announced Plans or	May Yet Be Purchased Under the Plans or
Period	Purchased (1)	Share	Programs	Programs

July 1, 2005 thru July 31, 2005	21,199	$45.87	20,000	$827,673,568

August 1, 2005 thru August 31, 2005	1,926,030	$44.33	1,919,200	$742,609,948

September 1, 2005 thru September 30, 2005 (2)	360,800	$42.56	360,800	$727,255,832

Total	2,308,029	$44.07	2,300,000	$727,255,832

(1)	8,029 shares were purchased as a result of employee stock option exercises (stock swaps).

(2)	In December 2004, our Board of Directors authorized the repurchase of up to $1 billion of our common stock through 2008, with the timing of the purchases depending on market conditions and other priorities for cash. We repurchased $101 million of our stock or 2.3 million shares during the third quarter of 2005.
ITEM 6. Exhibits

(31.1)	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

(31.2)	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

(32)	Certification Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002. The exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Jacques M. Croisetiere
Jacques M. Croisetiere
Vice President and Chief Financial Officer

DATE: October 27, 2005	ROHM AND HAAS COMPANY
(Registrant)