Form 10-K
period 2005-12-31
ROHM & HAAS CO
filed 2006-03-02
CIK 84792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2005 was: $ 7,343,123,789.
The number of shares outstanding of the registrant’s common stock as of February 15, 2006 was 222,674,367.
DOCUMENTS INCORPORATED BY REFERENCE
Part III — Definitive Proxy Statement to be filed with the Securities and Exchange Commission, except the Report on Executive Compensation, Graph Titled “Cumulative Total Return to Stockholders” and Audit Committee Report included therein.

Rohm and Haas Company 2005 Form 10-K

PART I

Item 1A. Cautionary Statements and Risk Factors
Any statements we make in our filings with the Securities and Exchange Commission, including this filing, or other communications (including press releases and analyst meetings and calls) that are not statements of historical fact are forward-looking statements. These statements include, without limitation, those relating to anticipated product plans, litigation and environmental matters, currency effects, profitability, and other commitments or goals. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These risks and uncertainties include, but are not limited to, the following:
➢	Changes in foreign currencies or economic conditions may adversely affect our financial results.

Approximately 52% of our sales are derived from outside the United States, a significant portion of which are denominated in foreign currencies. Also, significant production facilities are located outside of the United States. Our financial results therefore can be affected by changes in foreign currency rates. We use certain financial instruments to mitigate these effects, but we do not hedge our foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on our earnings, cash flows and fair values of assets and liabilities. Accordingly, reported sales, net earnings, cash flows and fair values have been and in the future may be affected by changes in foreign exchange rates. In addition, because of the extensive nature of our foreign business activities, financial results could be adversely affected by changes in worldwide economic conditions, changes in trade policies or tariffs, changes in interest rates, and political unrest.

➢	Actions by our competitors or changes in demand may adversely affect our financial results.

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

➢	Restrictions on, and increased costs of, raw material supplies and capacity limitations may adversely affect our financial results.

From time to time, certain raw materials we require become limited. It is likely this will occur again in the future. Should such limitations arise, disruptions of our supply chain may lead to higher prices and/or shortages. Also, we are subject to increases in raw material prices and, from time to time, experience significant capacity limitations in our manufacturing operations. An incident affecting the Houston ship channel area could materially impact our financial results as it could significantly affect both our operations and our sources of supply. These limitations, disruptions in supply, price increases and capacity constraints could adversely affect financial results. (See additional discussion of raw materials in Item 1.)

➢	Failure of our intellectual property protections, failure to develop new technology or the development and successful implementation of new, competing technologies by our competitors could adversely affect future financial results.

We have invested significant resources in intellectual properties such as patents, trademarks, copyrights and trade secrets. Since we depend on these intellectual resources for our financial stability and future growth, we rely on the protection that these intellectual property rights provide. If we fail to develop new technology or if our competitors successfully develop and implement new, competing technologies in the market place, our future financial results could be significantly impacted.

➢	Failure to realize benefits from joint ventures, acquisitions or alliances could adversely affect future financial results.

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

➢	Environmental costs and litigation results could adversely affect our financial results.

The company takes its environmental responsibilities very seriously, but there is a risk of environmental impact inherent in chemical manufacturing operations. In addition, laws and regulations require significant expenditures for environmental protection equipment, compliance and remediation. Future developments and more stringent environmental regulations may require us to make additional unforeseen environmental expenditures. We are also subject to other litigation in the course of business. Adverse results in litigation could adversely affect our financial results.

➢	Inability to attract, develop or retain quality employees could adversely impact our ability to achieve our objectives.

We have objectives in our businesses and regions to sustain and grow the company. Continued success in achieving the objectives of the company depends on the recruitment, development and retention of qualified employees. Without these employees, we may not be able to achieve these objectives.

Item 1. Business
The Company
Rohm and Haas Company was incorporated in 1917 under the laws of the State of Delaware. Our shares are traded on the New York Stock Exchange under the symbol “ROH”.
We are a global specialty materials company that began almost 100 years ago when a chemist, Otto Rohm, and a businessman, Otto Haas, decided to form a partnership to make a unique chemical product for the leather industry. That once tiny firm, now known as Rohm and Haas Company, reported sales of approximately $8 billion in 2005 on a portfolio of global businesses including specialty chemicals, electronic materials and salt. Today, we leverage science and technology to design materials and processes that enable our customers’ products to work. We serve a broad segment of dynamic markets, the largest of which include: building and construction, electronics, food and retail, household and personal care, industrial processes, packaging, transportation and water. To serve these markets, we have significant operations with approximately 100 manufacturing and 35 research facilities in 27 countries with approximately 16,500 employees.
Net Sales (in millions)
Net Sales by Regions (in millions)

Throughout its history Rohm and Haas has remained true to the original vision of its founders: to be a high-quality and innovative supplier of specialty materials that improve the quality of life. In the late 1990’s, we began to diversify our portfolio of product offerings to enhance our specialty chemical business by acquiring Morton International Inc., and expanding our electronics materials business through the acquisitions of LeaRonal and Rodel. During the same period, we have repositioned our portfolio to divest non-strategic businesses. As a result of this activity, we have doubled our sales, balanced the seasonality of our portfolio, expanded our geographic reach and product opportunities to meet market needs, and enhanced our cash generating capabilities, while delivering enhanced value for our stockholders.
Those businesses within our specialty chemical portfolio, as well as our electronic materials and salt businesses will be discussed in more detail later in this section.
Our Strategic Focus
Our focus is to grow both revenues and earnings through organic growth and to deploy our strong cash position in a balanced approach to add value for our stockholders, while managing the company within the highest ethical standards. We are tuned to the changing global dynamics that impact the environment in which we operate; the trends in consumer demand and preferences; the shifting global demand and demographics; greater emphasis on environmentally compatible products and renewable resources, and increasing global competition.
Organic Growth
We are committed to increasing sales and profitability in our existing segments through:
•	Innovation — focusing our research investment on development of new products and new technologies and opportunities, particularly in the areas of our world class acrylic and electronic material technologies, as well as microbial protection.

•	Marketing & Sales — focusing our energies on the fastest growing market segments, cultivating our name recognition in the marketplace while differentiating ourselves from our competitors, and using influencing strategies in downstream markets to expand growth opportunities.

•	Geographic reach — leveraging our geographic footprint to take advantage of market demand and capitalizing on our presence in the high growth Asia-Pacific region and emerging markets of Central and Eastern Europe while continuing to balance and pace our human resources and infrastructure investment to grow in key markets in North America, Western Europe and Latin America.

•	Growth through efficiency — leveraging our state-of-the-art information technology infrastructure, through improved standardization and simplification of work processes, the ongoing realignment of our global manufacturing footprint to meet customer demand, as well as highly efficient and functionally excellent administrative support services. The goal is to lower our selling and administrative expenses as a percentage of sales as we continue to grow, while also improving our asset utilization rates and productive use of capital.
Cash Generation
We generated $947 million, $925 million and $948 million in cash from operating activities during 2005, 2004 and 2003, respectively. On March 28, 2005, we retired $400 million par value, 7.4% coupon U.S. Notes maturing on July 15, 2009. Our multi-year program to reduce our debt has now largely been completed. We will continue to deploy our strong cash position to enhance stockholder value through higher dividends, strategic investments in our core businesses and technologies, and stock repurchases, as appropriate.
Corporate Governance
Our company was built upon a strong foundation of core values, which continue today. These values are the bedrock of our success. We strive to operate at the highest levels of integrity and ethics and, in support of this, require that all salaried employees, as well as the members of our Board of Directors, receive compliance training and annually certify their compliance with our internal Code of Business Conduct and Ethics. Our core values are best summarized as:

•	Ethical and legal behavior at all times;

•	Integrity in all business interactions; and

•	Trust by doing what we promise.
Our Board of Directors devotes substantial time in reviewing our business practices with regard to the norms of institutional integrity. Our Board is comprised of 13 directors, of which 12 are non-employees. The Audit, Nominating and Governance and Executive Compensation committees of the Board are all entirely composed of independent directors.

Our Businesses
Our portfolio of businesses is strong, seasonally diverse and well positioned for future growth. The chart below summarizes sales recorded by our six reportable segments in 2003, 2004 and 2005. See Note 8 to our Consolidated Financial Statements for further information regarding our reportable segments and foreign operations.
Net Sales by Business Segment (in millions)

*	External Sales
During the first quarter of 2005, we adopted a streamlined and consistent methodology for allocating shared service costs across all business units and redefined corporate expenses to provide improved management reporting. Therefore, we have modified certain of our disclosures for 2004 and 2003 to conform to this change. We filed a Form 8-K with the Securities and Exchange Commission on August 15, 2005 related to these reclassifications. (See Note 1 to the Consolidated Financial Statements, “Reclassifications”, for further discussion.)

COATINGS
Coatings is our largest reportable segment and is comprised of three business units: Architectural and Functional Coatings, Powder Coatings, and Automotive Coatings.
Net Sales (in millions)
Net Sales by Business Unit (in millions)
Our Coatings products are sold globally, with approximately 59% of sales in North America, 25% in Europe, 11% in Asia-Pacific and 5% in Latin America. Since key markets for this segment are the building and construction markets, and in particular the architectural coatings markets, sales for this segment have seasonal fluctuations and are sensitive to fluctuating raw material costs.
Architectural and Functional Coatings (“AFC”) is the largest of the businesses in the Coatings segment. In 1953, we pioneered the acrylic waterborne chemistry that has evolved into our current high quality, technologically advanced product offerings of binders and additives for acrylic paint. Our technology improves the durability, tint retention, adhesion, stain resistance and opacity of paint. Our customer base includes well-known, high-quality paint suppliers. In addition to offering products for the architectural and decorative coatings markets, this segment also offers products that serve a wide variety of coatings in: industrial markets for use on metal and wood and in traffic paint; the building industry for use in roofing materials, insulation and cement markets; and consumer markets for use in paper, textiles and non-woven fibers, graphic arts and leather.

Our track record of emulsions innovation is fueled by a world-class supply chain with 29 plants around the world and direct sales into 93 countries. This breadth of coverage and the associated market understanding set us apart from all other architectural and functional coatings suppliers and allows the AFC business to map the next generation of advances in a wide array of end use segments, centered in the building and construction markets. The business continues to be the leader in the conversion of solvent to water-based technologies which enable our customers to offer more environmentally friendly products including low-VOC should be capitalized paints, formaldehyde-free insulation and energy efficient reflective roof coatings.
Over the last several years, advances in back office systems, asset utilization and process improvements have also allowed the AFC business to reap two-fold increases in employee productivity. The benefits of these improvements are often found in our close customer relationships, which allow us to invest in advanced technical service programs, pursue targeted research and development in select markets, and establish long-term investments in emerging markets such as China, India and Eastern Europe.

Business	Markets	Products	End Uses

Architectural and Functional Coatings	• Building and construction • Home improvement • Paper • Graphic arts • Apparel • Home and office goods • Transportation	• An array of versatile acrylic emulsion polymers and other technologies • A range of additives, such as thickeners, extenders and opacifiers	• House paints • Traffic paints • Metal coatings • Coated papers • Printing inks • Non-woven fibers • Textile finishes • Insulation • Leather
Powder Coatings produces a comprehensive line of powder coatings that are sprayed onto consumer and industrial products in a solid form. During the powder coating process, tiny particles receive an electrostatic charge as they pass through a sprayer, which causes them to adhere to the product. The product is later cured at a high temperature, where the particles melt onto the product to form the final coating. Powder coatings are often more cost-effective than liquid coatings, while providing similar or enhanced benefits, including increased durability such as temperature and wear resistance. Our powder coatings are used on a wide variety of products, ranging from door handles to patio and deck furniture, to windshield wipers, televisions and industrial shelving.

Business	Markets	Products	End Uses

Powder Coatings	• Home and office goods • Recreation • Lawn and garden • Transportation • Building and construction	• Epoxy, polyester, silicone and acrylic powder coatings • Lamineer — a low temperature curing coating	• Architectural aluminum • Shelving • Tables and chairs • Office furniture • Cabinetry • Machinery • Gas grills
Automotive Coatings formulates and manufactures decorative and functional coatings for plastic automotive parts such as bumper covers and interior and exterior trim of cars and trucks.

Business	Markets	Products	End Uses

Automotive Coatings	• Transportation	• Solvent and water-based coatings for exterior and interior plastic parts	• Cars • Trucks

MONOMERS
This reportable segment produces methyl methacrylate, acrylic acid and associated esters as well as specialty monomer products. Monomers serve as the building blocks for many of our acrylic technologies in our other business segments. They are also sold externally for applications such as super absorbent polymers and acrylic sheet. Our Monomers products are sold globally, with approximately 62% of external sales in North America, 33% in Europe, 4% in Latin America and approximately 1% in Asia-Pacific.
Net Sales (in millions)
Internal and External Net Sales (in millions)

Business	Markets	Products	End Uses

Monomers	• Building and construction	• Methyl methacrylate	• Adhesives
	• Personal care	• Acrylic acid	• Paints and coatings
	• Automotive	• Associated esters	• Floor polishes
	• Packaging	• Specialty monomers	• Hair sprays
	• Chemicals		• Super absorbent products

PERFORMANCE CHEMICALS
This reportable segment includes the sales and operating results of Plastics Additives, Consumer and Industrial Specialties, Process Chemicals and other smaller business units.
Net Sales (in millions)
Net Sales by Business Unit (in millions)

Regionally, about 40% of our Performance Chemicals products are sold in North America, 36% in Europe, 18% in Asia-Pacific and about 6% in Latin America. These businesses provide products for a diverse set of markets, from consumer and personal care, to building and construction and packaging, to water treatment and purification processes for food and pharmaceutical markets, to newsprint processing. These businesses are described individually by the table below:

Business	Markets	Products	End Uses

Plastics Additives	• Building and construction • Packaging • Home and office goods • Transportation
•    A wide range of additives that impart desired properties into the end plastic or help processing machinery run more efficiently (acrylic-based impact modifiers and processing aids, tin-based stabilizers and lubricants)
• Polyvinyl chloride pipe • Vinyl siding • Wall systems • Vinyl windows • Fencing and decks • Plastic packaging • Interior auto parts • Appliances and business machines

Consumer and Industrial Specialties	• Household products • Personal care • Industrial processing • Building and construction	• Antimicrobials, dispersants, acrylic emulsions and a range of other technologies	• Laundry and dishwater detergents • Shampoos and conditioners • Floor polishes • Paints

Process Chemicals	• Paper • Industrial processing • Lubricants • Fuels • Water processing • Food processing • Electronics • Bioprocessing • Chemical processing	• Anion and cation ion exchange resins • Sodium borohydride and related technologies • Salt-forming bases • Adsorbents	• Newspaper • Corrosion inhibitors • Pharmaceutical processes • Dyes • Soft drinks and juices • Ultra pure water • Catalysis • Electricity production

ELECTRONIC MATERIALS
This reportable operating segment is comprised of three business units: Semiconductor Technologies, Circuit Board Technologies and Packaging and Finishing Technologies.
Net Sales (in millions)
Net Sales by Business Unit (in millions)
Our Electronic Materials businesses are focused on inventing new materials that make electronic devices faster, smaller, more powerful and less expensive for the consumer. We offer fully compatible, leading-edge chemistry used to make the semiconductor chips and printed circuit boards found in today’s most sophisticated electronic devices. Our products are sold globally, with approximately 57% of sales in Asia-Pacific, 28% in North America and 15% in Europe.
Circuit Board Technologies develops and delivers the technology, materials and fabrication services for increasingly powerful, high-density printed circuit boards in computers, cell phones, automobiles and many other electronic devices. We are a leading global supplier of specialty chemicals and materials used in the fabrication of printed circuit boards, and are focused on the development of metallization and imaging technologies.

Business	Markets	Products	End Uses

Circuit Board Technologies	• Electronic devices • Communication • Computers • Transportation • Recreation	• Enabling technology for all aspects of the manufacture of printed circuit boards • Products such as: photoresists, solder mask, electroless and electrolytic copper	• Cellular phones • Personal computers • Cars and trucks • LCD and Plasma displays • Electronic games
Packaging and Finishing Technologies develops and delivers innovative materials and processes that boost the performance of a diverse range of electronic, optoelectronic and industrial finishing applications. We supply integrated metallization processes critical for interconnection, corrosion resistance, metal finishing, and decorative applications.

Business	Markets	Products	End Uses

Packaging and Finishing Technologies	• Electronic devices • Connector finishing • Semiconductor packaging • Surface finishing	• Materials and technology for integrated circuit packaging, connectors and industrial finishing	• Cellular phones • Personal computers • Cars and trucks • Home appliances • Office equipment • Electronic games
Semiconductor Technologies develops and supplies integrated products and technologies on a global basis. We enable our customers to drive leading edge semiconductor design, and to boost performance of semiconductor devices powered by smaller and faster chips. This business also develops and delivers materials used for chemical mechanical planarization (CMP), a process that creates the flawless surfaces required to make faster and more powerful integrated circuits and electronic substrates.

Business	Markets	Products	End Uses

Semiconductor Technologies	• Electronics and communication devices • Transportation • Home and office goods • Recreation	• Essential technology for creating state-of-the-art integrated circuits: photoresists, developers, removers, anti-reflective coatings, chemical mechanical planarization (CMP) pads and slurries	• Cellular phones • Personal computers • Cars and trucks • Home appliances • Office equipment • Electronic games
Our pad and slurry technology platforms for CMP are based on strong fundamentals, critical raw materials, top talent and state-of-the-art laboratories and tools. As one of the pioneers in polishing technology, our industry experience has tuned our problem-solving capability so that we can respond quickly and effectively to customer needs. Furthermore, our microelectronics platforms continue to push the envelope of product innovation from advanced lithography materials and copper chemistries to new Atomic Layer Deposition technology. These and many other products from this business are meeting the increasingly complex needs of leading semiconductor manufacturers.

SALT
With the acquisition of Morton International, Inc. in 1999, we obtained the rights to some of the most recognized consumer brand names and product symbols in the United States and in Canada. Our well-recognized “little Salt Girl” is the trademark of Morton International, Inc. and one of our most valuable intangible assets. We also acquired the leading brand in Canada, Windsor Salt TM.
Net Sales (in millions)
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

Business	Markets	Product	End Uses

Salt	• Consumer • Food processing • Industrial processing • Chemical processing • Water conditioning • Agricultural	• Salt	• Table salt • Home and industrial water conditioning salt • Ice control salt (highway de-icing and consumer) • Chemical/industrial processing salt • Industrial food processing

ADHESIVES AND SEALANTS
Our Adhesives and Sealants reportable segment was formed in 1999 from a combination of Morton International, Inc. adhesives and Rohm and Haas adhesives.
Net Sales (in millions)
The Adhesives and Sealants business provides a vast array of value adding products derived from a broad range of technologies. Our products are supported with market recognized best-in-class technical support and end-use applications knowledge. Products from our Adhesives and Sealants business are sold globally, with approximately 41% in Europe, 38% in North America, 14% in Asia-Pacific and 7% in Latin America.
Packaging adhesives and coatings are sold to companies that convert films, foils and papers to make appealing flexible packages. These are used by food companies to package an array of edible products such as snacks, sauces, ready-made-meals, meats, cheeses or salads and more.
Our laminating adhesives are used to bond together the multiple layers of the flexible package while our coatings are applied to protect or enhance the image of the printed surfaces or to confer additional properties such as increased barrier performance or permeability to oxygen. Heat seal adhesives are typically used in applications such as yogurt containers and our cold seal adhesives are generally used in applications such as sealing of candy bar wrappers.
We also produce ready-to-use adhesives, base polymers, and coatings used by our customers to manufacture consumer, specialty and industrial tapes, protective masking films, paper or film labels and decals. Our water-based acrylic technologies are well known as contributing to outstanding line speed, cost-in-use, and environmental acceptance.
Transportation adhesives are tailored to the unique needs of the automotive industry with adhesives for rubber-to-metal bonding applications such as engine mounting systems, anti-vibration components and wheel suspension assemblies. Other transportation products include structural adhesives used for example in laminating recreational vehicles side walls, adhesives for interior trim applications such as headlines and flocking agents for weather stripping applications.

Business	Markets	Products	End Uses

Adhesives and Sealants	• Packaging • Automotive • Construction • Graphic arts • Medical • Tapes and label industries	• Laminating adhesives • Heat seal coatings • Cold seal adhesives • Pressure sensitive adhesives • Primers and coatings • Rubber-to-metal bonding adhesives • Flocking agents	• Flexible packaging • Paper and film labels and decals • Consumer, industrial and specialty tapes • Masking film • Anti-vibration components • Caulks and sealants • Laminated panels

Raw Materials
We use a broad range of raw materials across our operations, and the raw materials used vary widely among many of our businesses. In most cases, these raw materials are purchased from multiple sources under short-term and long-term supply contracts. For 2006, although the supply/demand balance is tight, we expect the supply of raw materials to be adequate to meet our demand. If the overall supply for certain raw materials becomes limited, obtaining alternative suppliers and the quantities we require could be difficult.
We purchase approximately 3.5 billion pounds annually of a variety of commodity, petrochemical-based chemicals as raw materials for our Monomers, Coatings, Performance Chemicals and Adhesives and Sealants operations. The largest consumer of these raw materials is our Monomers business which uses raw materials such as propylene (the largest single raw material purchased at approximately 1.3 billion pounds annually), acetone, ammonia, butanol, ethanol, and methanol to produce acrylate and methacrylate monomers. These monomers are used primarily by our Coatings, Performance Chemicals and Adhesives and Sealants businesses along with other commodity chemicals such as styrene, vinyl acetate monomer and butadiene to produce their end-use products. The Monomers business also sells these monomer products to third parties. We also purchase approximately 23 million British Thermal Units (mmbtu’s) of natural gas for use in our operations. Petroleum-based raw material prices have been volatile and can fluctuate significantly over a relatively short period of time. Raw material prices had, in 2005, and will continue to have in 2006, a material impact on our consolidated results of operations. Availability of these materials can also vary due to seasonality, supplier capacity and customer demand. Certain of our suppliers may implement sales controls which could limit the amount of materials we would be able to purchase, while certain others have declared force majeure. We have a procurement plan for 2006 which we believe will meet our requirements in this tight raw material supply market.
Our Salt segment relies on rock salt and brine well reserves. Our salt reserves vary, but all salt production locations have sufficient reserves to satisfy anticipated production requirements for the foreseeable future. Salt reserves for solar evaporation facilities are generally regarded as unlimited. With respect to the Salt segment, total salt production in North America in 2005 was approximately 13 million tons.
Competition and Seasonality
We experience vigorous competition in each of our segments. Our competitors include many large, multinational chemical firms based in Europe, Asia and the United States as well as a number of regional and local competitors. In some cases, we compete against firms that produce commodity chemicals, purchased by us as raw materials to make our specialty products. However, we do not believe this places us at any significant competitive disadvantage because most of our products have unique performance characteristics that are required by customers who demand a high-level of customer service and technical expertise from our sales force and scientists. Our Salt segment is most affected by weather related to our sales of highway ice-control salt. To a much lesser extent, sales in the Coatings segment that are used in the architectural coatings market, are also affected by weather, particularly during the spring and summer outdoor painting seasons.
Environmental
A discussion of environmental related factors can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 26: Contingent Liabilities, Guarantees and Commitments in the accompanying Notes to Consolidated Financial Statements.
Research and Development
We believe that one of the keys to our success is product innovation. We are committed to ongoing investment in research and development as a way to differentiate our existing products, while bringing new technologies and innovative, high-value products to market. We believe that our many intellectual properties are of substantial value in the manufacturing, marketing and application of our various products. As such, we allocate a significant amount of our operating budget to research and development. Historically we have increased our annual spend from year to year. In 2005, total spending increased to $273 million from $263 million in 2004 and $235 million in 2003 to support current growth projects. In 2006, we expect to spend approximately $300 million. Over 60% of our research and development efforts are currently focused in the Electronic Materials and Coatings segments. On a consolidated basis, we are not dependent, to a material extent, upon any one trademark, patent or license; however, certain of our businesses may be so dependent.
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
Address:
Rohm and Haas Company
Public Relations Department
100 Independence Mall West
Philadelphia, PA USA 19106-2399

Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with the U.S. Securities and Exchange Commission (SEC) can be obtained free of charge, excluding exhibits, by accessing the Investors page on our website or by writing to the address listed below:
Address:
Rohm and Haas Company
Public Relations Department
100 Independence Mall West
Philadelphia, PA USA 19106-2399
You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room that is located at 450 Fifth Street, NW, Washington, DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. You can also access our filings through the SEC’s internet site: www.sec.gov (intended to be an inactive textual reference only).
Item 1B. Unresolved Staff Comments
Rohm and Haas Company has no unresolved staff comments.

Item 2. Properties
We have significant operations in approximately 100 manufacturing and 35 research facilities in 27 countries. The facilities and the segment to which they relate are detailed in the tables below:

			Operating	Manufacturing	Research and
	Country	Location	Segment	Locations	Technical Facilities

Non-U.S.	Argentina	Zarate	(1,2,4)	X

	Australia	Geelong	(1,2,4)	X	X

	Bahamas	Inagua	(5)	X

	Brazil	Jacarei	(1,2,4)	X	X

	Canada	Iles-De-La-Madeleine	(5)	X
		Lindbergh	(5)	X
		Ojibway	(5)	X
		Pugwash	(5)	X
		Regina	(5)	X
		West Hill	(1,2,4)	X
		Windsor	(5)	X

	China	DongGuan	(3)	X	X
		Hong Kong	(3)	X	X
		Shanghai	(1,2,4)	X	X

	Colombia	Barranquilla	(1,2,4)	X

	France	Chauny	(4)	X
		Lauterbourg	(1,4)	X
		Semoy	(1,2)	X
		Valbonne	(1,2,4)		X
		Villers-Saint-Paul	(4)	X

	Germany	Arnsberg	(1)	X	X
		Bremen	(2)	X
		Strullendorf	(1)	X

	India	Taloja	(1,2)	X	X

	Indonesia	Cilegon	(1,2,4)	X

	Italy	Castronno	(3,4)	X
		Mozzanica	(1,2,4)	X
		Mozzate	(2)	X
		Parona	(2)	X
		Romano d’Ezzelino	(1)	X	X

	Japan	Nagoya	(1,4)	X
		Ohmiya	(3)		X
		Sasakami	(3)	X	X
		Soma	(4)	X

	Mexico	Apizaco	(1,2,4,6)	X
		Toluca	(2)	X

	Netherlands	Delfzijl	(4)	X

	New Zealand	Auckland	(1,2,4)	X

	Philippines	Las Pinas	(1,2,4)	X

	Singapore	Singapore	(1,2,3,4)	X	X

	South Africa	New Germany	(1,2,4)	X

	South Korea	Seoul	(3)	X	X

	Spain	Castellón	(1)	X	X
		Tudela	(1,2,4)	X

	Sweden	Landskrona	(1,2,4)	X

	Switzerland	Littau/Lucerne	(3)	X
		Buchs/Acima	(4)	X	X

	Taiwan	Min-Hsiung	(1,2,4)	X
		Taoyuan Hsien	(3)	X	X

	Thailand	Maptaphut	(1,2,4)	X

	United Kingdom	Aldridge	(1)	X
		Buxton	(3)	X
		Coventry	(3)	X	X
		Dewsbury	(1,2,4)	X
		Grangemouth	(4)	X
		Jarrow	(4)	X

			Operating		Manufacturing	Research and
	State	Location	Segment		Locations	Technical Facilities

U.S.	Arizona	Glendale Phoenix	(5 (3	) )	X	X

	California	Hayward La Mirada Long Beach Newark	(1,2,4,6 (1,2 (5 (5	) ) ) )	X X X X

	Delaware	Newark	(3)		X	X

	Florida	Cape Canaveral	(5)		X

	Georgia	Norcross	(3)			X

	Illinois	Kilbourn Elston Dock Elgin Elk Grove Kankakee Lansing Ringwood	(4 (5 (2,5 (2 (1,2 (1 (1,2	) ) ) ) ) ) )	X X X X X X	X X

	Indiana	Warsaw	(1)		X

	Kansas	Hutchinson	(5)		X

	Kentucky	Louisville	(1,2,4,6)		X

	Louisiana	Weeks Island	(4,5)		X

	Massachusetts	Marlborough North Andover Woburn	(3 (3,4 (4	) ) )	X X X	X X X

	Michigan	Manistee Auburn Hills	(5 (1	) )	X	X

	New Jersey	Perth Amboy	(5)		X

	New York	Freeport Silver Springs	(3 (5	) )	X X	X

	North Carolina	Charlotte	(1,2)		X	X

	Ohio	Cincinnati Fairport Rittman West Alexandria	(4 (5 (5 (2	) ) ) )	X X X X	X

	Pennsylvania	Bristol Philadelphia Reading	(1,2,4,6 (4 (1	) ) )	X X X	X
		Spring House	(1,2,4,6)			X

	Tennessee	Knoxville	(1,2,4,6)		X

	Texas	Bayport Deer Park Lone Star Grand Saline	(4,6 (4,6 (1,2 (5	) ) ) )	X X X X	X

	Utah	Grantsville	(5)		X

	Virginia	Blacksburg Wytheville	(3 (1	) )	X X	X

	Washington	Elma	(4)		X

(1)	Coatings

(2)	Adhesives and Sealants

(3)	Electronic Materials

(4)	Performance Chemicals

(5)	Salt, including mines and evaporation facilities

(6)	Monomers

Our manufacturing operations generally ran well throughout 2005, in spite of unexpected outages at our Deer Park, TX facility during the second and third quarters of the year. We consider our facilities to be well maintained and suitably equipped to meet the production requirements of each of our business segments.
Safety was a key focus as well, and the overall corporate safety record improved to a rate of 0.95 injuries for every 200,000 hours worked in 2005 from 0.99 injuries for every 200,000 hours worked in 2004 and 1.0 injuries for every 200,000 hours worked in 2003.
Item 3. Legal Proceedings
A discussion of legal proceedings is incorporated herein by reference to Item 7. Management’s Discussion and Analysis and Note 26 to the Consolidated Financial Statements.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange under the symbol “ROH.” On February 15, 2006, there were 8,328 registered stockholders of our common stock. Below is a summary of the New York Stock Exchange Composite high and low prices of Rohm and Haas Company’s stock as well as the cash dividend paid per share for each quarter of 2003, 2004 and 2005. On February 15, 2006, the last sales price of our common stock was $50.50.

Period	High	Low	Cash Dividend

2003

1st Quarter	$34.26	$26.26	$0.21
2nd Quarter	34.12	29.10	0.21
3rd Quarter	37.34	29.83	0.22
4th Quarter	43.05	33.38	0.22

2004

1st Quarter	$43.69	$37.21	$0.22
2nd Quarter	41.75	35.90	0.25
3rd Quarter	43.15	36.97	0.25
4th Quarter	45.41	40.07	0.25

2005

1st Quarter	$50.00	$41.29	$0.25
2nd Quarter	49.23	42.42	0.29
3rd Quarter	47.75	39.47	0.29
4th Quarter	49.70	39.78	0.29

The following table provides information relating to our purchases of our common stock during the quarter ended December 31, 2005:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average Price	Purchased as Part of	of Shares that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the Plans or
Period	Purchased (1)	Share (1)	Plans or Programs (2)	Programs (2)
October 1, 2005 - October 31, 2005	—	—	—	$727,255,832
November 1, 2005 - November 30, 2005	3,171	$43.61	—	$727,255,832
December 1, 2005 - December 31, 2005	17,011	$48.48	—	$727,255,832
Total	20,182		—	$727,255,832

Notes:

(1)	20,182 shares were purchased as a result of employee stock option exercises (stock swaps).

(2)	In December 2004, our Board of Directors authorized the repurchase of up to $1 billion of our common stock through 2008, with the timing of the purchases depending on market conditions and other priorities for cash. We repurchased $273 million of our stock or 6 million shares during 2005.

Item 6. Selected Financial Data
The following sets forth selected consolidated financial data for the years presented below as derived from our historical financial statements. Also see Consolidated Results of Operations for the Years Ended December 31, 2003 through December 31, 2005 in Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.
Five-Year Summary of Selected Financial Data
(in millions, except per share, stockholders and employees)

	For the Year Ended December 31,
See notes	2005(1)	2004(1)	2003	2002	2001(2)

Statement of Operating Information
Net sales	$7,994	$7,300	$6,421	$5,727	$5,666
Gross profit (3)	2,398	2,129	1,913	1,793	1,645
Earnings (loss) from continuing operations before income taxes, minority interest and cumulative effect of accounting change	872	714	415	308	(66)
Earnings (loss) from continuing operations before cumulative effect of accounting change	638	496	288	210	(71)
Discontinued operations:
Income from discontinued line of business, net of income tax	—	—	—	—	40
(Loss) gain on disposal of discontinued line of business, net of income tax	(1)	1	—	(7)	428
Cumulative effect of accounting change, net of income taxes	—	—	(8)	(773)	(2)
Net earnings (loss)	$637	$497	$280	$(570)	$395

As a % of Net Sales (3)
Gross profit	30.0%	29.2%	29.8%	31.3%	29.0%
Selling and administrative expense	12.8%	13.6%	13.9%	15.1%	15.2%
Research and development expense	3.4%	3.6%	3.7%	4.4%	3.8%

Per Common Share Data and Other Share Information
Earnings (loss) from continuing operations before cumulative effect of accounting change:
Basic	$2.88	$2.22	$1.30	$0.95	$(0.32)
Diluted	2.86	2.21	1.30	0.95	(0.32)
Cash dividends per common share	1.12	0.97	0.86	0.82	0.80
Common stock price:
High	$50.00	$45.41	$43.05	$42.60	$38.70
Low	39.47	35.90	26.26	30.19	24.90
Year-end close	48.42	44.23	42.71	32.48	34.63
Weighted average number of common shares outstanding — basic	221.9	222.9	221.5	220.9	220.2

Weighted average number of common shares outstanding — diluted	223.9	224.2	222.4	221.9	220.2

Balance Sheet Data (3)
Land, buildings and equipment, gross	$7,889	$8,027	$7,706	$7,263	$6,624
Total Assets	9,727	10,095	9,511	9,605	10,395
Current portion of long-term debt	11	11	10	48	11
Other short-term borrowings	110	66	98	132	167
Long-term debt	2,074	2,563	2,473	2,878	2,748
Total Debt	2,195	2,640	2,581	3,058	2,926
Stockholders’ equity	3,917	3,697	3,357	3,119	3,841
Number of registered stockholders	8,406	8,726	9,106	9,140	9,234
Number of employees	16,519	16,691	17,245	17,611	18,210

Notes:

(1)	The results of the years ended December 31, 2004 and 2005 reflect the consolidation of a joint venture as of January 1, 2004. This joint venture was previously accounted for as an equity method investment in our reported results.

(2)	2001 amounts include amortization of goodwill and indefinite-lived intangibles. In accordance with the adoption of SFAS No. 142, effective January 1, 2002, we ceased amortization of goodwill and indefinite-lived intangibles.

(3)	Reclassified to conform to current year presentation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following commentary should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements for the years ended December 31, 2005, 2004 and 2003. The phrase: “Earnings (loss) from continuing operations before cumulative effect of accounting change” is abbreviated as “Earnings (loss) from continuing operations” within the following Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We are a global specialty materials company that brings technology and innovation to the market to enhance the performance of end-use consumer products made by our customers. Our products are sold primarily for use in the building and construction, electronics, food and retail, household and personal care, industrial processes, packaging, transportation and water markets. Our Salt business has one of the most recognizable brand names in the world. We operate six reportable segments: Coatings, Monomers, Performance Chemicals, Electronic Materials, Salt and Adhesives and Sealants.
2005 — A Year in Review
2005 represents a record financial performance for the company in both sales and earnings and reflects excellent execution of our strategies to deliver sales and earnings growth. Our performance continues to demonstrate our ability to effectively implement both pricing and portfolio management strategies to respond to extraordinary increases in raw material and energy costs, and to deal effectively with the impact of two Gulf Coast hurricanes. Significant items affecting the results of our 2005 operations include:
•	Successful pricing initiatives to offset higher raw material, energy and freight costs

•	Improving product mix to shed low margin product lines

•	Continued cost efficiencies, primarily through restructuring initiatives, to maintain control over manufacturing and selling, administrative and research (SAR) expenses

•	A strengthened balance sheet, and effective cash deployment, including voluntary pension contributions, early debt retirement, stock repurchases and a double-digit dividend increase.
In 2005, we reported sales of $7,994 million, a 10% increase over 2004. We reported earnings from continuing operations in 2005 of $638 million, or $2.86 per share, as compared to 2004 earnings from continuing operations of $496 million or $2.21 per share, reflecting the impact of higher pricing and tighter cost controls.
Critical Accounting Estimates
Our Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. Management considers an accounting estimate to be critical to the preparation of our financial statements when:
•	the estimate is complex in nature or requires a high degree of judgment

•	the use of different estimates and assumptions could have a material impact on the Consolidated Financial Statements.
Management has discussed the development and selection of our critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors. Those estimates critical to the preparation of our Consolidated Financial Statements are listed below.
➢	Litigation and Environmental Reserves
We are involved in litigation in the ordinary course of business including employee matters, personal injury, property damage and environmental litigation. Additionally, we are involved in environmental remediation and spend significant amounts for both company-owned and third-party locations. In accordance with GAAP, we are required to assess these matters to: 1) determine if a liability is probable; and 2) record such a liability when the financial exposure can be reasonably estimated. The determination and estimation of these liabilities are critical to the preparation of our financial statements.
In reviewing such matters, we consider a broad range of information, including the claims, demands, settlement offers received from governmental authorities or private parties, estimates performed by independent third parties, identification of other responsible parties and an assessment of their ability to contribute as well as our prior experience, to determine if a liability is probable and if the value is estimable. If both of these conditions are met, we record a liability. If we believe that no best estimate exists, we accrue the minimum in a range of possible losses, and disclose any material, reasonably-possible, additional losses. If we determine a liability to be only reasonably possible, we consider the same information to estimate the possible exposure and disclose any material potential liability.
Our most significant reserves are those which have been established for remediation and restoration costs associated with environmental damage. As of December 31, 2005, we have $147 million reserved for environmental-related costs. We conduct studies and site surveys to determine the extent of environmental damage and necessary remediation. With the expertise of our environmental engineers and legal counsel, we determine our best estimates for remediation and restoration costs. These estimates are based on forecasts of future costs for remediation and change periodically as additional and better information becomes available. Changes to assumptions and considerations used to calculate remediation reserves could materially affect our results of operations or financial position. If we determine that the scope of remediation is broader than originally planned, discover new contamination, discover previously unknown sites or become subject to related personal injury or property damage claims, our estimates and assumptions could materially change.
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
In the determination of our current year tax provision, we have provided deferred income taxes on income from foreign subsidiaries which have not been reinvested abroad permanently as upon remittance to the United States such earnings are taxable. For foreign subsidiaries where earnings are permanently reinvested outside the United States, no accrual of income taxes has been provided. In addition, we operate within multiple taxing jurisdictions and are subject to audit within these jurisdictions. We record accruals for the estimated outcomes of these audits. We adjust these accruals, if necessary, upon the completion of tax audits or changes in tax law. Since significant judgment is required to assess the future tax consequences of events that have been recognized in our financial statements or tax returns, the ultimate resolution of these events could result in adjustments to our financial statements and such adjustments could be material. Therefore, we consider such estimates to be critical to the preparation of our financial statements.
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

We employ a Weighted Average Cost of Capital (“WACC”) approach to determine our discount rate for goodwill recoverability testing. Our WACC calculation includes factors such as the risk free rate of return, cost of debt and expected equity premiums. The factors in this calculation are largely external to our company, and therefore are beyond our control. The average WACC utilized in our annual test of goodwill recoverability in May 2005 was 9.2%, which was based upon average business enterprise value. A 1% change in the WACC will result in an approximate 16% change in the computed fair value of our reporting units. The following table summarizes the major factors that influenced the rate:

	2005	2004

Risk free rate of return	4.5%	5.4%
Cost of debt	5.9%	7.2%
Market risk premium	4.0%	4.0%
The decrease in risk free rate of return and cost of debt is due to the overall decrease in U.S. long-term interest rates between the dates of our annual impairment testing in May 2004 and May 2005.
We believe the current assumptions and other considerations used in the above estimates are reasonable and appropriate. Based on the results of the annual impairment test in 2005, our Automotive Coatings reporting unit, with goodwill of $83 million, had a fair value only slightly in excess of the book value of its net assets. Accordingly, even a small adverse change in the estimated future cash flows for this business or increases in the WACC rate could result in the fair value falling below the book value of its net assets. This could result in a material impairment charge.
The fair values of our long-term investments are dependent on the financial performance and solvency of the entities in which we invest, as well as the volatility inherent in their external markets. In assessing potential impairment for these investments, we will consider these factors as well as the forecasted financial performance of these investment entities. If these forecasts are not met, we may have to record impairment charges.
➢	Pension and Other Employee Benefits
Certain assumptions are used to measure plan obligations and related assets of company-sponsored defined benefit pension plans, post-retirement benefits, post-employment benefits (e.g. medical, disability) and other employee liabilities. Plan obligations and annual expense calculations are based on a number of key assumptions. These assumptions include the weighted-average discount rate at which obligations can be effectively settled, the anticipated rate of future increases in compensation levels, the expected long-term rate of return on assets, increases or trends in health care costs and estimated mortality. We use independent actuaries to assist us in preparing these calculations and determining these assumptions. We believe that the current assumptions used to estimate plan obligations and annual expense are appropriate in the current economic environment. However, if economic conditions change, we may be inclined to change some of our assumptions, and the resulting change could have a material impact on the consolidated statements of operations and on the balance sheets. The weighted-average discount rate, the rate of compensation increase and the estimated return on plan assets used in our determination of plan obligations and pension expense are as follows:

Weighted-average assumptions
used to determine benefit
obligation for years ended
December 31,	2005		2004
	U.S.	Non-U.S.	U.S.	Non-U.S.

Discount rate	5.70%	4.85%	5.80%	5.50%
Rate of compensation increase	4.00%	3.91%	4.00%	4.16%

Weighted-average assumptions
used to determine net pension
expense for years ended
December 31,	2005		2004		2003
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.80%	5.49%	6.25%	5.73%	6.67%	5.83%
Estimated return on plan assets	8.50%	7.37%	8.50%	7.40%	8.50%	7.42%
Rate of compensation increase	4.00%	4.14%	4.00%	4.14%	4.00%	3.93%

The following illustrates the annual impact on pension expense of a 100 basis point increase or decrease from the assumptions used to determine the net cost for the year ending December 31, 2005.

					Combined
	Weighted-Average Discount		Estimated Return on		Increase/(Decrease)
	Rate		Plan Assets		Pension Expense
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

100 basis point increase	$(27)	$(12)	$(13)	$(5)	$(40)	$(17)
100 basis point decrease	29	10	13	5	42	15
The following illustrates the annual impact on postretirement benefit expense of a 100 basis point increase or decrease from the discount rate used to determine the net cost for the year ending December 31, 2005.

	Weighted-Average Discount
	Rate
(in millions)	U.S.	Non-U.S.

100 basis point increase	$1	$(1)
100 basis point decrease	—	1
➢	Stock-Based Compensation
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
During the first quarter of 2005, we became aware of a provision of SFAS No. 123, “Accounting for Stock-Based Compensation,” which resulted in an acceleration of our stock-based compensation for retirement eligible employees where our plans provide for immediate vesting of stock-based compensation upon their retirement. This resulted in approximately $21 million (pre-tax) in higher than expected selling and administrative expense for the quarter-ended March 31, 2005, of which $12 million related to prior periods.

Reportable Segments at December 31, 2005
We operate six reportable segments, as presented below. Additional information regarding the markets these segments serve can be found in Item 1. Business. Our sales and earnings by reportable operating segment and region are presented below.

				Net Sales
						Adhesives
			Performance	Electronic		and	Segment
(in millions)	Coatings	Monomers	Chemicals	Materials	Salt	Sealants	Elims.	Total

North America
2005	$1,546	$424	$673	$371	$925	$277	$—	$4,216
2004	1,364	352	620	351	829	258	—	3,774
2003	1,245	261	542	322	801	232	—	3,403

Europe
2005	$666	$221	$619	$206	$—	$298	$—	$2,010
2004	655	163	582	220	—	297	—	1,917
2003	590	120	521	199	—	291	—	1,721

Asia-Pacific
2005	$295	$4	$304	$755	$—	$101	$—	$1,459
2004	264	2	308	679	—	89	—	1,342
2003	211	3	250	558	—	67	—	1,089

Latin America
2005	$136	$28	$94	$—	$—	$51	$—	$309
2004	112	26	80	—	—	49	—	267
2003	89	8	69	—	—	42	—	208

Segment Elims.
2005	$—	$1,171	$—	$—	$—	$—	$(1,171)	$—
2004	—	840	—	—	—	—	(840)	—
2003	—	760	—	—	—	—	(760)	—

Total
2005	$2,643	$1,848	$1,690	$1,332	$925	$727	$(1,171)	$7,994
2004	2,395	1,383	1,590	1,250	829	693	(840)	7,300
2003	2,135	1,152	1,382	1,079	801	632	(760)	6,421

(in millions)	2005	2004(1)	2003(1)

Earnings from Continuing Operations
Coatings	$214	$212	$134
Monomers	197	95	76
Performance Chemicals	167	151	61
Electronic Materials	143	127	92
Salt	55	49	54
Adhesives and Sealants	19	37	9
Corporate	(157)	(175)	(138)

Total	$638	$496	$288

NOTE:

(1)	Certain reclassifications have been made to prior year amounts to conform to current year presentation.

Consolidated Results of Operations for the Years Ended December 31, 2003 through December 31, 2005
Net Sales and Gross Profits
In 2005, our consolidated net sales were $7,994 million, an increase of 10% or $694 million over 2004 net sales of $7,300 million. This increase was primarily driven by higher selling prices across most of our businesses and the favorable impact of currencies, partially offset by slightly lower demand. In 2004, our consolidated net sales were $7,300 million, an increase of 14% or $879 million over 2003 net sales of $6,421 million. This increase was primarily driven by greater demand across most of our businesses, the impact of favorable foreign currencies and higher selling prices.

	2005 from 2004	2004 from 2003
Sales Change	%	%

Selling price	9	3
Currency	1	3
Demand/Volume	(1)	7
Other	1	1

Total change	10%	14%

Gross profit for 2005 was $2,398 million, an increase of 13% from $2,129 million in 2004, on higher sales. Gross profit margin increased in 2005 to 30.0% from 29.2% in 2004 due to higher selling prices necessary to offset higher raw material, operating and energy costs, as well as favorable currencies and product mix.
Gross profit for 2004 was $2,129 million, an increase of 11% from $1,913 million in 2003, on higher sales. Gross profit margin decreased in 2004 to 29.2% from 29.8% in 2003 due to significantly higher raw material and energy costs which were only partially offset by the benefit of higher demand, the favorable impact of currency and higher selling prices. In addition, the consolidation of a joint venture previously recorded as an equity method investment also had a favorable impact of approximately 100 basis points on gross profit margin. Further information related to this consolidation is discussed further in Note 1 to our Consolidated Financial Statements.
In 2006, we anticipate raw material and natural gas prices to exceed 2005 levels; however, it is difficult to predict the extent and duration of higher prices. To mitigate the impact of escalating raw material and energy costs, we have increased selling prices, and we are exercising control over discretionary spending, and utilizing swap, option and collar contracts. For further information regarding the impact of raw materials on our businesses, please see “Raw Materials” on page 16.
Selling and Administrative Expense
In 2005, selling and administrative expenses increased $31 million or 3% to $1,025 million from $994 million in 2004 primarily due to higher employee-related costs, including a $21 million pre-tax adjustment to stock-based compensation for retirement eligible employees where our plans provide for immediate vesting upon retirement, increased pension expense, normal salary increases and incentive compensation, and increasing health care costs. These increases were partially offset by the favorable impact of recent cost savings initiatives as well as a reduction in costs related to the 2004 implementation of the Sarbanes-Oxley Act of 2002 of approximately $5 million.
In 2004, selling and administrative expenses increased $102 million or 11% to $994 million from $892 million in 2003. The increase was primarily due to: 1) higher employee-related costs, including increased pension expense, normal salary increases, increasing health care costs and higher stock-based compensation expense; 2) the consolidation of a joint venture previously recorded as an equity method investment as a result of FIN 46; 3) the unfavorable impact of currencies primarily due to the strengthening of foreign currencies versus the U.S. dollar; and 4) higher consulting fees for process reengineering efforts and internal control documentation as part of our efforts to comply with rules under the Sarbanes-Oxley Act of 2002. These increases were partially offset by the favorable impact of cost savings initiatives.

We believe that our cost savings initiatives will continue to reduce certain administrative costs as we improve efficiencies. However, we anticipate overall higher employee-related costs in 2006 as a result of an increase in pension costs, primarily due to a change in the mortality table being used to calculate pension expense from the 1983 to the 1994 mortality table, as well as a decline in discount rates; normal salary increases; the increasing rate of health care costs; and increased stock-based compensation expense for stock option and restricted stock grants, primarily as a result of the increased amortization due to our adoption of SFAS No. 123 in 2003 and the start of restricted stock grants to middle management in 2003.
Research and Development Expense
We spent $273 million on research and development in 2005, representing a 4% increase from $263 million in 2004, and a 16% increase from $235 million in 2003. The increases reflect higher employee-related costs to support growth projects. Additionally, the increase from 2003 to 2004 also includes the impact of the consolidation of a joint venture in 2004 previously recorded as an equity method investment.
Interest Expense
Interest expense for 2005 was $117 million, a 12% decrease from $133 million in 2004. The primary reason for the decrease in 2005 was the retirement at the end of March 2005 of $400 million of 7.4% U.S. debt, due July 15, 2009.
Interest expense for 2004 was $133 million, which was 6% higher than $126 million in 2003, primarily due to higher short-term U.S. interest rates and a reduction in capitalized interest from prior years due to lower capital spending in each year.
Amortization of Finite-lived Intangible Assets
Amortization of intangible assets for 2005 was $59 million, a 5% decrease from $62 million in 2004, and a 12% decrease from $67 million in 2003. The decrease is due to a lower asset base as compared to prior years, resulting primarily from the 2003 and 2005 impairments of certain finite-lived intangible assets.
Share of Affiliate Earnings, net
In 2005, we recorded affiliate net earnings of $15 million, a 7% increase from $14 million in 2004. The increase was primarily due to increased earnings from an equity affiliate in our Electronic Materials segment offset by decreased earnings from affiliates in the Coatings and Adhesives and Sealants segments.
In 2004, we recorded affiliate net earnings of $14 million, a 7% decrease from $15 million in 2003. The decrease was primarily due to the adoption of FIN 46R, “Consolidation of Variable Interest Entities,” which required the consolidation of a joint venture in 2004 that was previously accounted for as an equity affiliate.
Restructuring and Asset Impairments
Severance and Employee Benefits
For the year ended December 31, 2005, our management approved restructuring initiatives to further improve the efficiency of our manufacturing network and support organization across several of our business segments. The 2005 restructuring initiatives involve the closing or partial shutdown of manufacturing facilities in North America, the United Kingdom and Germany, in addition to a North American research and development facility. Included in the net $19 million restructuring expense for 2005 are provisions for severance and employee benefits of $36 million for 590 employees company-wide, impacting virtually all areas including sales and marketing, manufacturing, administrative support and research personnel. Included in the 2005 restructuring charge were provisions for contract and lease terminations totaling $1 million. Offsetting the 2005 charge were favorable adjustments of $17 million to reduce prior years restructuring reserves, primarily related to severance and employee benefits due to fewer employee separations than originally anticipated as some employees were re-deployed and others filled positions left vacant through natural attrition. The cost savings initiatives are expected to yield pre-tax savings of approximately $35 million annually.
For the year ended December 31, 2004, our management approved restructuring initiatives related to the reorganization of our Plastics Additives and Architectural and Functional Coatings businesses and Adhesives and Sealants and Electronic Materials segments in North America and Europe, which resulted in $33 million of new restructuring charges and affected 500 positions in total. Offsetting the 2004 charge were favorable adjustments of $15 million to reduce prior year restructuring reserves. Included in the 2004 restructuring charge were provisions for contract and lease terminations totaling $1 million.

For the year ended December 31, 2003, we recognized a net $96 million of severance and associated employee benefit expense, of which $82 million, affecting 1,460 positions in total, pertained to 2003 initiatives. The 2003 initiatives included a European restructuring initiative across many of our chemical businesses, a North American support services initiative, and several smaller reduction in force initiatives. These initiatives were designed to address business and infrastructure inefficiencies, reduce redundant costs and reposition our workforce to capitalize on the enhancements made possible by the implementation of our Enterprise Resource Planning system. Included in the 2003 charges were unfavorable adjustments of $16 million to prior year restructuring reserves. The changes to prior year initiatives primarily include settlement losses on pension obligations as individual pension liabilities were settled from the pension plan. We recognize pension settlement gains or losses at the time an employee’s individual liability is settled within the pension plan.
Asset Impairments
For the year ended December 31, 2005, $81 million of asset impairments charges were recognized for the impairment of certain finite-lived intangible and fixed assets across several of our chemical businesses and our Electronic Materials segment. Gains on sales of previously impaired assets offset the total asset impairment charge by $2 million. Of the total impairment charge, $50 million pertained to the impairment of fixed assets, while $31 million was an impairment charge recorded for certain finite-lived intangible assets to adjust their carrying value to their fair value.
For the year ended December 31, 2004, we recorded asset impairment charges of $2 million which was primarily related to an administrative functions initiative.
For the year ended December 31, 2003, we recognized $96 million of net asset impairment charges. Of the total, $116 million was recognized as asset impairment charges recorded to adjust the carrying value of certain finite-lived intangible assets and net fixed assets to their fair value, which was calculated using discounted cash flow analyses. Gains on sales of previously impaired assets offset the total impairment charge by $20 million.
Other Income, net
In 2005, net other income increased to $48 million from $41 million in 2004. The increase is primarily attributable to an increase of $11 million from lower currency losses, and $8 million of higher interest income due to higher short-term interest rates and increased average investments in money market funds. These increases were offset by a $7 million reduction in gains on disposal of real estate.
In 2004, net other income increased to $41 million from $7 million in 2003. Significant increases in other income includes $11 million of pre-tax gains on sales of real estate and an $8 million pre-tax gain on the sale of our remaining interest in the European Salt business, as noted above.
Income Taxes
We recorded a provision for income tax expense of $224 million for the year ended December 31, 2005 reflecting an effective tax rate from continuing operations before minority interest of 25.7% compared to the 29.0% effective rate for earnings in 2004.
During the second quarter, we recorded net tax reserve and valuation allowance reversals resulting from the favorable resolution of prior period tax contingencies due to the completion of prior years’ tax audits. In addition, we recorded changes in valuation allowances and increases in tax reserves for other contingencies. The decrease in the effective tax rate was primarily due to the impact of the changes described above which total a net $28 million as well as lower taxes on foreign earnings resulting from the increase in foreign tax credits and the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided.
In 2004, we recorded a provision for income tax expense of $207 million reflecting an effective tax rate of 29.0%. The decrease in the effective rate from 30.6% on earnings in 2003 is primarily due to lower taxes on foreign earnings.

Minority Interest
In the year ended December 31, 2005, we reported minority interest of $10 million, as compared to $11 million in 2004 and an immaterial amount reported in 2003. The majority of our minority interest relates to a consolidated joint venture recorded in our Electronic Materials segment.
Earnings from Continuing Operations
In the year ended December 31, 2005, we reported earnings from continuing operations of $638 million or $2.86 per share, as compared to prior period earnings from continuing operations of $496 million or $2.21 per share. The growth in 2005 earnings was primarily due to increased gross profit driven by higher selling prices, needed to offset higher raw material, operating and energy costs, as well as favorable currencies and product mix. The increase in gross profit was partially offset by higher restructuring charges, as well as the loss due to an early extinguishment of debt.
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

Results of Operations for the Years Ended December 31, 2003 through December 31, 2005
— By Business Segment
COATINGS
In 2005, net sales from our Coatings segment were $2,643 million, an increase of 10%, or $248 million, from net sales of $2,395 million in 2004. The sales improvement was primarily driven by higher selling prices, with the favorable impact of currencies offset by lower demand. Sales from Architectural and Functional Coatings, which account for the majority of total Coatings sales, increased 14% over the prior year, driven primarily by higher selling prices, a more favorable product mix, and favorable currencies, on flat demand. Strength in the North American decorative coatings market was offset by weakness in the European markets along with share losses globally in paper and graphic arts. Powder Coatings sales decreased 6%, primarily due to lower demand in Europe, the result of softness in the marketplace and share loss. Demand for Powder Coatings in North America was down from the prior period reflecting the ongoing move of downstream customers to the Asia Pacific region. The business recently opened a new plant in Shanghai, China to take advantage of this rapidly growing market. This lower demand was only partially offset by improved pricing, the favorable impact of currency, and modest growth in Asia. Automotive Coatings sales decreased by 4% from the prior year period, primarily due to decreased demand related to lower automotive builds by U.S. producers, partially offset by share gains, price increases, and the favorable impact of currency.
Earnings from continuing operations were $214 million in 2005 versus prior year earnings of $212 million. 2005 results include $12 million, after-tax, in restructuring and asset impairment charges, primarily in the Powder Coatings business, compared to $1 million, after-tax, in restructuring charges in the prior year period. Higher selling prices, a more favorable product mix, and the favorable impact of currencies were substantially offset by higher raw material, manufacturing and energy costs, higher selling, administrative and research costs, and lower demand, as well as restructuring charges in the Powder Coatings business.
In 2004, net sales from our Coatings segment were $2,395 million, an increase of 12%, or $260 million, from net sales of $2,135 million in 2003. In 2004, our Coatings segment realized benefits driven primarily by higher demand, especially in the Architectural and Functional Coatings business, the favorable impact of currencies, and higher selling prices. Sales from Architectural and Functional Coatings, which account for the majority of total Coatings sales, increased 14% over the prior year due primarily to strong demand and increased selling prices and, to a lesser extent, the favorable impact of currencies. This increase in demand was attributable to strong building and construction markets as well as steady growth from new products, such as our latest opaque polymers and semi-gloss binders. The increase in demand in Asia-Pacific was across most markets. Powder Coatings sales increased 6% due to the favorable impact of currencies and a slight increase in selling prices offset by lower demand, especially in the European Region. Automotive Coatings sales increased 7% from the prior year, primarily driven by the favorable impact of currencies, share gains in the North American market, and good growth from new products that provide higher end finishes in new car markets, partially offset by lower selling prices.
Earnings from continuing operations were $212 million for 2004, as compared to $134 million in 2003. The increase over 2003 was due largely to $66 million in lower after-tax restructuring and asset impairment charges. The remaining increase is attributable to higher demand, the favorable impact of currencies and higher selling prices that were substantially offset by higher raw material, energy and sales and administrative costs.
MONOMERS

	Year Ended December 31,
(in millions)	2005	2004	2003

Total Sales	$1,848	$1,383	$1,152
Elimination of Intersegment Sales	(1,171)	(840)	(760)

Third Party Sales	$677	$543	$392

In 2005, net sales for Monomers were $1,848 million, an increase of $465 million or 34% from prior year net sales of $1,383 million. Net sales for Monomers include sales to our internal downstream monomer-consuming businesses, primarily Architectural and Functional Coatings, Adhesives and Sealants, and Performance Chemicals, along with sales to third party customers. Sales to external customers increased 25% to $677 million in 2005 from $543 million in the prior period. The increase in sales can be attributed primarily to increased pricing implemented to offset the dramatic increase in raw material and energy costs, as well as the favorable impact of currencies.
Earnings from continuing operations of $197 million in 2005 increased from $95 million in 2004. Increased selling prices more than offset higher raw material, energy and plant operating costs, including significant costs related to unexpected outages at our Deer Park, TX facility in the second and third quarters of 2005. These outages included the precautionary safety shutdown in anticipation of Hurricane Rita.
We anticipate that global monomer supply will be less tight during 2006 as a result of new production facilities that have come, or will come, on line. We expect this additional supply to create downward pressure on Monomers pricing and margins in the upcoming year.
In 2004, net sales from Monomers were $1,383 million, an increase of 20% from 2003 net sales of $1,152 million. Sales to external customers increased 39% to $543 million in 2004 from $392 million in the prior year. This increase can primarily be attributed to higher selling prices and higher demand, due to strong overall global economies, as well as the favorable impact of currencies.
Earnings of $95 million for 2004 increased from $76 million in 2003, primarily due to higher selling prices, higher demand, as well as the favorable impact of currencies.
PERFORMANCE CHEMICALS
In 2005, net sales from Performance Chemicals of $1,690 million were up 6% or $100 million from prior year sales of $1,590 million, primarily due to increased selling prices and the favorable impact of currencies, partially offset by lower demand. Sales in Plastics Additives increased 8% from the prior period, driven by higher pricing in all regions and the favorable effect of currencies, partially offset by lower demand. Demand was down due to sluggish overall market conditions in Europe, the flat to declining polyvinyl chloride industry both in North America and Europe, as well as some share loss in lower margin products in Eastern Europe and Asia as the business adjusted its portfolio of offerings. Net sales in Consumer and Industrial Specialties increased 6%, reflecting higher selling prices and the favorable impact of currencies on lower demand. The lower demand is largely the result of portfolio management initiatives affecting certain product lines, along with some share loss due to price increases. Sales in Process Chemicals increased 3%, due to higher selling prices and a modest increase in overall demand. Continued strong demand for ion exchange resins in the industrial and water markets and increased demand for sodium borohydride in synthesis applications contributed to the volume growth.
Earnings from continuing operations of $167 million in 2005 were up from $151 million in 2004. Higher selling prices and the favorable impact of currencies were partially offset by higher raw material, energy and operating costs, along with increased selling, administrative and research spending.
In 2004, net sales from Performance Chemicals were $1,590 million, an increase of 15% from 2003 net sales of $1,382 million, primarily driven by higher demand across most businesses, the favorable impact of currencies and higher selling prices. Sales from Plastics Additives increased 16% from the prior year driven largely by higher demand in North America, due to a strong recovery in the PVC industry, and share gain in Europe and Asia in acrylic-based products, along with the impact of higher selling prices and favorable foreign currencies. Sales from Consumer and Industrial Specialties increased 12% over the prior year. The increase was primarily due to higher demand in North America for biocides used in wood preservation and personal care products, strong demand for detergent dispersants in Asia-Pacific and North America, as well as favorable foreign currency. Net sales from Process Chemicals increased 15%, mostly due to higher demand across most segments and regions with particular strength in ion exchange resins for the industrial and potable water markets, and the power industry, as well as stronger currencies and higher selling prices.
Performance Chemicals reported earnings from continuing operations in 2004 of $151 million, compared to $61 million in 2003, as higher demand, increased selling prices, the favorable impact of currencies, and efficient operations more than offset higher raw material and energy costs, as well as the absence of restructuring and asset impairment charges of $33 million after-tax that occurred in the prior year.
ELECTRONIC MATERIALS
In 2005, net sales from Electronic Materials of $1,332 million increased 7% or $82 million compared to prior year sales of $1,250 million. The increase reflects improved demand in the semiconductor and related industries, especially in the third and fourth quarters, partially offset by normal price declines in our older product lines. Sales of advanced technology products, such as deep ultra-violet photo resists, anti-reflective coatings and chemical mechanical planarization pads and slurries, increased 12% from the prior year. Sales in Circuit Board Technologies were flat versus the prior period, as continued growth in Asia-Pacific was offset by weaker market conditions in North America and Europe. Sales from Semiconductor Technologies were up 6% compared to 2004 driven by strong demand in Asia-Pacific, partially offset by modest softness in North America and Europe. Sales of CMP pads and slurries have been especially strong in this segment, with the highest growth in Asia-Pacific. Sales from Packaging and Finishing Technologies increased 16% from 2004, with growth in all regions.
Earnings of $143 million increased by 13% compared to $127 million in 2004, primarily due to increased demand for advanced technology products and continued discipline in cost management throughout the business. 2005 earnings include restructuring and asset impairment charges of $20 million, after-tax, compared to $2 million in restructuring charges in 2004, primarily related to the closure of a North American research and development facility in order to be closer to its customer base.
In 2004, net sales from Electronic Materials were $1,250 million, a 16% increase from net sales of $1,079 million in 2003. Sales increased in all businesses and regions, primarily driven by increased demand for higher technology products. The favorable impact of currencies essentially offset normal selling price declines of older product lines. Sales of advanced technology products increased 19% from the prior period. Sales from Circuit Board Technologies increased 10% over the prior year driven by growth in Asia-Pacific. Sales from Semiconductor Technologies increased 16% as compared to 2003 on recovery of market conditions. Sales from Packaging and Finishing Technologies increased 23% from the prior period as demand for electronic and industrial applications continues to grow in all regions.
In 2004, Electronic Materials reported earnings from continuing operations of $127 million as compared to $92 million in 2003, primarily led by growth, especially in the higher margin advanced technology product lines, combined with disciplined cost management.
SALT
In 2005, net sales for Salt were $925 million, an increase of 12% or $96 million over prior year net sales of $829 million. The increase was driven primarily by higher demand in ice control markets due to favorable winter weather in the first and fourth quarters, along with increased selling prices and the positive impact of currency.
Earnings from continuing operations in 2005 were $55 million, an increase of $6 million compared to the $49 million earned in 2004. The favorable impact of ice control volume gains and improved pricing more than offset higher production, distribution and energy costs, as well as the $1 million, after-tax, negative impact of Hurricane Rita.
In 2004, net sales from Salt were $829 million, an increase of 4% from 2003 net sales of $801 million. Our Salt segment benefited from favorable currency and increased selling prices partially offset by slightly lower overall demand. Higher demand for non-ice control products, especially for water conditioning and industrial markets, largely offset the decreased ice-control sales as compared with the very strong prior year.
Earnings from continuing operations were $49 million for 2004 compared to $54 million from 2003 reflecting increased energy and employee-related costs, promotional expenses for new products and higher distribution costs.
ADHESIVES AND SEALANTS
In 2005, net sales for Adhesives and Sealants were $727 million, an increase of 5% or $34 million from net sales of $693 million in 2004. The increase reflects the impacts of higher pricing and favorable currencies, partially offset by lower demand. The overall lower demand was largely the result of planned portfolio adjustments as we shed low margin business earlier in 2005, along with the impact of our current pricing strategy.

Earnings of $19 million in 2005 decreased by $18 million versus the $37 million earned in 2004. The earnings decline is largely the result of $19 million, after-tax, in non-cash asset impairment charges recorded in the second and third quarters of 2005 as well as $16 million, after-tax, in charges in the fourth quarter related to realignment of manufacturing operations in Europe. These charges tempered the business’ ongoing improvements in operating performance resulting from pricing to recover raw material and energy cost increases, effective portfolio management initiatives, as well as a more efficient cost structure.
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
Earnings from continuing operations were $37 million in 2004 compared to $9 million in 2003. The increase from the prior year is due to higher selling prices, higher demand, the favorable impact of currencies and favorable operations, partially offset by higher raw material and energy costs.
CORPORATE
For the year ended December 31, 2005, corporate after-tax expenses were $157 million, down from $175 million in 2004. The change was primarily driven by an adjustment to tax reserves and tax valuation allowances in conjunction with tax audit settlements, reduced restructuring and shared service expenses, higher interest income, and lower interest expense all of which more than offset the costs associated with the early extinguishment of debt, an adjustment to stock-based compensation, higher environmental remediation accruals, the absence of gains on the sale of the remaining interest in our European salt business, and lower insurance recoveries.
Corporate reported after-tax expenses of $175 million in 2004, representing a 27% increase over prior year after-tax expenses of $138 million. Insurance recoveries were lower by $30 million after-tax. The remaining increase was primarily due to higher consulting costs for internal control documentation as part of our efforts to comply with rules under the Sarbanes-Oxley Act of 2002, as well as higher environmental spending.

LIQUIDITY AND CAPITAL RESOURCES
Overview
One of our key financial policies is to maintain a strong balance sheet with debt levels well-covered by our cash flows. As of December 31, 2005, our company’s debt ratio (total debt in proportion to total debt plus stockholders’ equity) was 36%, down from 42% as of December 31, 2004, and cash from 2005 operating activities exceeded 43% of our year-end debt. Over the next several years, we expect to pursue growth strategies and provide cash returns to our stockholders without unduly stressing these ratios. We intend to generate stockholder value through higher dividends, strategic investments in our core businesses and technologies, and stock repurchases as appropriate, specifically to:
•	Continue to pay higher cash dividends to our stockholders. Dividend payouts have increased at an average 10% compound annual growth rate since 1978.

•	Reinvest in core businesses through our capital expenditure program to drive profitable growth and enhance stockholder value. We may also consider selected acquisitions or alliances in targeted areas.

•	Repurchase our common stock. In December 2004, our Board of Directors authorized the repurchase of up to $1 billion of our common stock through 2008, with the timing of the purchases depending on market conditions and other priorities for cash. In 2005, we repurchased 6 million shares at a cost of $273 million.
In the year ended December 31, 2005, our primary source of cash was from operating activities. Our principal uses of cash were reduction of debt, capital expenditures, dividends and stock repurchases. These are summarized in the table below:

	Year Ended
	December 31,
(in millions)	2005	2004

Cash provided by operations	$947	$925
Net long-term debt (reduction)/issuance	(341)	58
Capital expenditures	(333)	(322)
Dividends	(250)	(217)
Stock repurchases	(273)	—
Stock option exercise proceeds	82	47
Cash Provided by Operations
For the year ended December 31, 2005, cash provided by operations exceeded the prior year by 2% primarily due to higher earnings and non-cash charges, partially offset by voluntary funding of our U.S. pension and other postretirement benefit plans and premium paid on debt retirement. Non-cash charges during 2005 included higher restructuring charges and increased stock-based compensation cost. Increased working capital in the Monomers business, which included higher customer receivables on higher sales and strategic year-end inventory increases, was offset by an increase in federal and foreign taxes payable due to increased earnings.
More than two-thirds of 2005 cash provided by operations was generated during the second half of the year. This is typical of our seasonality with cash from operating activities concentrated in the third and fourth quarters due to working capital patterns in some of our core businesses, such as Coatings and Salt, as well as the timing of certain annual payments such as employee bonuses, interest on debt and property taxes, which have been concentrated in the first half of the year. Maintaining strong operating cash flow through earnings and working capital management continues to be an important objective.
Pension Plan and Postretirement Benefit Plan Funding and Liability
Our U.S. ERISA-qualified pension plans represent approximately 75% of our pension plan assets. During 2005, we identified an opportunity to increase the funding of our U.S. pension and other postretirement employee benefit plans on a tax-deductible basis. Accordingly, we decided to maximize tax-deductible funding of these plans by voluntarily contributing $137 million to our U.S. pension trust in October 2005. Of this total, $125 million was designated to fund pension benefits and the remaining $12 million to fund retiree health care. We also increased funding of our smaller international pension trusts. Total funding for international plans was approximately $42 million in 2005, over half of which was used to fund shortfalls in our United Kingdom pension trust. In 2005, we contributed a total of approximately $230 million to our qualified and non-qualified pension plans as well as our postretirement healthcare plans.
We do not expect to make contributions to our U.S. pension trust during 2006. We do expect to contribute to the Non-U.S. plans in 2006. Funding requirements for subsequent years are uncertain and will significantly depend on changes in assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plan, and any legislative or regulatory changes affecting plan funding requirements. For tax planning, financial planning, cash flow management or cost reduction purposes, the company may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.
The overall unfunded status of the pension plans remained largely unchanged during 2005 as the U.S. unfunded level, which increased from $144 to $163 million, was largely offset by an improvement in the unfunded status of the Non-U.S. plans from $170 to $154 million. The decline in the U.S. unfunded level was driven by an increase in our U.S. pension benefit obligation. The Non-U.S. funding improved as higher investment returns and contributions offset the impact of a higher pension benefit obligation caused by the decrease in discount rates.
Our global pension benefit obligation increased by $211 million in 2005 largely driven by three major factors. These included lower discount rates used to calculate the net present value of plan liabilities, the adoption of the 1994 mortality table within the U.S. plan and unfavorable demographic shifts largely within the U.S. plan. These changes were partially offset by the strengthening of the dollar used in the conversion of Non-U.S. liabilities.
The fair value of assets increased by $208 million during 2005 largely due to the increase in asset base resulting from the significant contribution made to the U.S. plans and the increase in contributions made to Non-U.S. plans. This increase in fair value is also attributable to the strong investment performance of the Non-U.S. plans, offset by the unfavorable impact of currency on converting Non-U.S. plan assets.
Qualified pension expense increased to $85 million in 2005 from $51 million in 2004 and $49 million in 2003 as the result of lower expected returns from lower assets and recognition of actuarial losses, especially in the U.S. During 2005, the plans’ total unrecognized net loss increased by $84 million, primarily due to lower discount rates for both the U.S and Non-U.S. plans, and the adoption of the 1994 mortality table for the U.S. plans. Actual returns on plan assets were higher than assumed returns, which decreased the total unrecognized net loss by $39 million. Because the total unrecognized net gain or loss exceeds the greater of 10% of the projected benefit obligation or 10% of the plan assets, the excess will be amortized over the average expected future working lifetime of active plan participants. As of January 1, 2005, the average expected future working lifetime of active plan participants varies by plan and ranges from 8 to 22 years. Actual results for 2006 will depend on the 2006 actuarial valuation of the plan.

Capital Expenditures
We manage our capital expenditures to take advantage of growth and productivity improvement opportunities as well as to fund ongoing environmental protection and plant infrastructure requirements. We have a well defined review procedure for the authorization of capital projects. Capital expenditures in 2005 were approximately the same as prior year expenditures. Significant capital additions include:
➢	2005

(1)	Construction of a new research and development center in Shanghai, China which will be completed in 2006;

(2)	Capacity initiatives within the North American emulsion manufacturing locations;

(3)	Process control systems at our Knoxville, TN facility; and

(4)	Volatile organic compound reduction and quality/capacity improvements at our Chauny, France facility.

➢	2004

(1)	Process control systems at our Knoxville, TN and Lauterbourg, France plants;

(2)	Security systems in many of our North American Region plants;

(3)	Powder Coatings facility in China; and

(4)	Purchase of bulk shipping terminal assets at our Bristol, PA and LaMirada, CA sites.

➢	2003

(1)	Expansions in our Houston, TX and Villers-Saint-Paul, France plants for the Monomers and Consumer and Industrial Specialties businesses, respectively;

(2)	Equipment purchases for our Electronic Materials segment; and

(3)	Completion of our Mumbai, India plant.
Expenditures for the past three years, categorized by primary purpose of project, are presented below:

(in millions)	2005	2004	2003

Cost savings and infrastructure	$248	$211	$190
Capacity additions and new products	61	59	63
ERP infrastructure	—	26	59
Research facilities and equipment	15	16	9
Capitalized interest cost	9	10	18

Total	$333	$322	$339

Spending for environmental protection equipment included in several of the categories in the table shown above, was $42 million in 2005, $26 million in 2004 and $18 million in 2003. Projected capital expenditures in 2006 of approximately $425 million are expected to be in line with depreciation expense.

Dividends
Common stock dividends have been paid each year since 1927. The payout has increased at an average 10% compound annual growth rate since 1978.

	Dividend Paid	Amount
	(Per common	(In
Year	share)	millions)

2003	$0.86	$191
2004	0.97	217
2005	1.12	250
Stock Repurchase Program
In December 2004, our Board of Directors authorized the repurchase of up to $1 billion of our common stock through 2008, with the timing of the purchases depending on market conditions and other priorities for cash. During 2005, we repurchased 6 million shares at a cost of $273 million.
Restricted Cash
In 2004, we invested $49 million in cash equivalents, considered restricted cash. Restricted cash represents investments in cash equivalents through a trust designed to meet financial assurance requirements of U.S. federal, state and local environmental agencies with respect to plant operations. These requirements are based on an annual assessment of our company’s net worth. Because we have met the specified requirements, most authorities have released the restrictions and approximately $4 million remained at December 31, 2005, down from $49 million at December 31, 2004.
Other Cash Flow Information
Included in cash from investing activities in 2005 is $31 million in proceeds to settle foreign exchange forward and currency collar contracts used to hedge our investments in Euro and Yen-based operating units. In contrast, in 2004, cash from investing activities included $23 million in expenditures to settle foreign exchange forward and currency collar contracts used to hedge our investments in Euro and Yen-based operating units. Included in cash provided by financing activities is $82 million and $47 million in 2005 and 2004, respectively, of proceeds from the exercise of stock options. Additional information regarding our hedging activities is summarized in Note 5 to the Consolidated Financial Statements.

Liquidity and Debt
As of December 31, 2005, we had $570 million in cash, including restricted cash, and $2,195 million in debt compared with $674 million and $2,640 million, respectively, at December 31, 2004. A summary of our cash and debt balances is provided below:

	December 31,	December 31,
(in millions)	2005	2004

Short-term obligations	$121	$77
Long-term debt	2,074	2,563

Total debt	$2,195	$2,640

Cash and cash equivalents	$566	$625
Restricted cash	4	49

Total	$570	$674

Debt
In March of 2005, we retired $400 million of our 7.4% notes scheduled to mature on July 15, 2009. The retirement resulted in a loss of $17 million. We had entered into interest rate locks prior to original issuance of this debt in 1999, fixed/floating interest rate swap contracts in May 2001 which had been cashed out in May 2004, and interest rate locks again during the first quarter of 2005 in conjunction with the retirement. Cumulative cash received from these derivatives reduced the loss which would have otherwise been incurred by $31 million. Our interest expense decreased by approximately $16 million through year end 2005, and we expect to report lower interest expense of approximately $5 million per quarter through July 2009 due to the debt retirement. This early retirement was enabled by the strong cash flow from prior year operations.
In July 2005, we issued 8.25 billion of Japanese Yen-denominated variable rate notes ($70 million at December 31, 2005) due in July 2008. The interest rate is set semi-annually in January and July at the six-month Tokyo Interbank Offered Rate (“TIBOR”) plus 0.45%. Interest is paid semi-annually in January and July.
On September 19, 2005, we completed an exchange offer to existing holders of our €400 million 6.0% Euro-denominated notes due March 9, 2007. As a result of the exchange offer, €240 million of the 6.0% Euro notes, were exchanged for €253 million 3.5% Euro-denominated notes due September 19, 2012. The remaining €160 million of 6.0% Euro notes are still outstanding and continue to be due March 9, 2007. The exchange of notes was accounted for as a modification of debt with no gain or loss recognized. Costs of approximately $1 million associated with the exchange were expensed during the third quarter. The 3.5% Euro notes will initially be recorded at €240 million ($284 million at December 31, 2005) (a discount of €13 million) and subject to accretion up to the €253 million principal value over the time through maturity. The primary objective of the exchange was to extend the maturity of the original debt for 5 1/2 years at an attractive interest rate. It also has the effect of lowering our annual interest expense by approximately $2 million through the original maturity, March 9, 2007.
Our multi-year program to reduce debt has now largely been completed.
At December 31, 2005, we had no commercial paper outstanding. The remainder of our short-term debt was primarily composed of local bank borrowings. During 2006, our primary source of short-term liquidity will be cash from operating activities. This will be supplemented with commercial paper and bank borrowings to support local working capital needs from time to time. In December 2005, we entered into a $500 million revolving credit facility with a syndicated group of banks. This facility is committed until December 2010 and is not contingent upon our credit rating. As of December 31, 2005, we have not had any drawndown funds against this facility.
Moody’s and Standard and Poor’s currently rate our senior unsecured long-term debt A-3 and BBB+, respectively, with stable and positive outlooks, respectively; and our short-term commercial paper, P2 and A2, respectively. In general, we believe Single A ratings are consistent with the objectives of our long-term financial policies.

Use of Derivative Instruments to Manage Market Risk
We use derivative instruments to reduce volatility arising from conducting our business in a variety of currencies, financing at long- and short-term interest rates and pricing our raw materials at market prices.
During the year ended December 31, 2005, $17 million net cash and $11 million in earnings were realized from derivative instruments. As of December 31, 2005, the fair market value of all derivative contracts was a net $23 million after-tax asset compared with a net $4 million after-tax liability at December 31, 2004.
See Notes 1 and 5 to our Consolidated Financial Statements.
Contractual Obligations
The following table provides contractual obligations and commitments for future payments:

(in millions)	Payments due by period
Contractual obligations	Total	Within 1 year	2-3 years	4-5 years	Over 5 years

Long-term debt, including current portion (1)	$2,067	$11	$340	$129	$1,587
Interest on long-term debt (1)	2,165	120	229	210	1,606
Operating leases	211	62	78	37	34
Purchase obligations (2,3)	5,229	1,633	1,201	667	1,728
Pension and other employee benefit funding (4)	633	102	147	148	236
ESOP Loan Guarantees	150	5	12	14	119
Interest on ESOP Loan Guarantees	134	15	28	26	65

Total contractual cash obligations (5)	$10,589	$1,948	$2,035	$1,231	$5,375

Notes:

(1)	In March 2005, we retired $400 million of our 7.4% notes for cash. We expect this will reduce our interest expense by approximately $21 million a year though July 15, 2009.

(2)	For our requirements contracts, we have assumed that our existing business segments will require materials and services generally consistent with prior years. The amount of the obligation is based upon either projected requirements or historical spend. Our purchase obligations include raw materials, indirect materials, traffic and logistics, utilities and energy, information technology and communications contracts.

(3)	Evergreen contracts are contracts that renew automatically until specifically cancelled by either party. We have assumed that our evergreen contracts will continue through 2006.

(4)	Forecasting qualified pension plan contributions requires the usage of certain assumptions such as interest rates used to calculate plan liabilities, demographic assumptions used to determine changes in participation and rates of return on assets; therefore, we feel it is appropriate to only forecast out 5 years due to the uncertainties of the future assumptions. The non-qualified plan and other employee benefits reflect expected future benefit payments, which are forecasted out through 2015. See Note 9 to our Consolidated Financial Statements.

(5)	In December 2004, our Board of Directors authorized the repurchase of up to $1 billion of our common stock through 2008, with the timing of the purchases depending on market conditions and other priorities for cash. During 2005, we repurchased 6 million shares at a cost of $273 million.
Trading Activities
We do not have any trading activity that involves non-exchange traded contracts accounted for at fair value.
Unconsolidated Entities
All significant entities are consolidated. Any unconsolidated entities are de minimis in nature and there are no significant contractual requirements to fund losses of unconsolidated entities. See Note 1 to the Consolidated Financial Statements for our treatment of Variable Interest Entities.
Environmental Matters and Litigation
Our chemical operations, as those of other chemical manufacturers, involve the use and disposal of substances regulated under environmental protection laws. Our environmental policies and practices are designed to ensure compliance with existing laws and regulations and to minimize the risk of harm to the environment.
The company has participated in the remediation of waste disposal and manufacturing sites as required under the Superfund and related laws. Remediation is well underway or has been completed at many sites. Nevertheless, the company continues to face government enforcement actions, as well as private actions, related to past manufacturing and disposal and continues to focus on achieving cost-effective remediation where required.
Accruals
We have provided for costs to remediate former manufacturing and waste disposal sites, including Superfund sites, as well as our company facilities. We consider a broad range of information when we determine the amount necessary for remediation accruals, including available facts about the waste site, existing and proposed remediation technology and the range of costs of applying those technologies, prior experience, government proposals for these or similar sites, the liability of other parties, the ability of other Potentially Responsible Parties (“PRPs”) to pay costs apportioned to them and current laws and regulations. Reserves for environmental remediation that we believe to be probable and estimable are recorded appropriately as current and long-term liabilities in the Consolidated Balance Sheets. We assess the accruals quarterly and update as additional technical and legal information becomes available. However, at certain sites, we are unable, due to a variety of factors, to assess and quantify the ultimate extent of our responsibility for study and remediation costs. The amounts charged to pre-tax earnings for environmental remediation and related charges are included in cost of goods sold and are presented below:

(in millions)	Balance

December 31, 2003	$127
Amounts charged to earnings	30
Spending	(20)

December 31, 2004	$137
Amounts charged to earnings	38
Spending	(28)

December 31, 2005	$147

Wood-Ridge/Berry’s Creek
The Wood-Ridge, New Jersey, site (“Site”), and Berry’s Creek, which runs past this Site, are areas of environmental significance to the company. The Site is the location of a former mercury processing plant acquired many years ago by a company later acquired by Morton International, Inc. (“Morton”). Morton and Velsicol Chemical Corporation (“Velsicol”) have been held jointly and severally liable for the cost of remediation of the Site. As of the date we acquired Morton, Morton disclosed and accrued for certain ongoing studies related to the Site. In our allocation of the purchase price of Morton, we accrued for additional study costs and additional remediation costs based on the ongoing studies. We have submitted a feasibility study of various remedial alternatives, and we expect New Jersey Department of Environmental Protection, in consultation with EPA Region 2, to select a remedy for the Site in 2006. Our exposure at the Site will depend, in part, on the results of attempts to obtain contributions from others believed to share responsibility, and, in part, on the remedy selected for the Site. Velsicol’s liabilities for Site response costs will be addressed through a bankruptcy trust fund established under a court-approved settlement among Velsicol, Fruit-of-the-Loom, Inc. (its indemnitor) and other parties, including the government.
With regard to Berry’s Creek, and the surrounding wetlands, we understand that the EPA intends to finalize a study framework document, calling for a broad scope investigation of risks posed by contamination in Berry’s Creek, and to require a large group of PRPs to perform this study. Performance of this study is expected to take at least six years to complete. Today, there is much uncertainty as to what will be required to address Berry’s Creek, but investigation and cleanup costs, as well as potential resource damage assessments, could be very high and our share of these costs could possibly be material to the results of our operations, cash flows and consolidated financial position.
Our other significant environmental matters are described in Note 26 to the Consolidated Financial Statements.
In addition to accrued environmental liabilities, there are costs which have not met the definition of probable, and accordingly, are not recorded in the Consolidated Balance Sheets. We have identified reasonably possible loss contingencies related to environmental matters of approximately $110 million, $80 million and $84 million at December 31, 2005, 2004 and 2003, respectively.

Other Environmental Expenditures
The laws and regulations under which we operate require significant expenditures for capital improvements, operation of environmental protection equipment, environmental compliance and remediation. Our major competitors are confronted by substantially similar environmental risks and regulations. Future developments and even more stringent environmental regulations may require us to make unforeseen additional environmental expenditures.
Capital spending for new environmental protection equipment was $42 million, $26 million and $18 million in 2005, 2004 and 2003, respectively. Spending for 2006 and 2007 is expected to approximate $60 million and $45 million, respectively. Capital expenditures in this category include projects whose primary purposes are pollution control and safety, as well as environmental aspects of projects in other categories that are intended primarily to improve operations or increase plant efficiency. Capital spending does not include the cost of environmental remediation of waste disposal sites.
The cost of managing, operating and maintaining current pollution abatement facilities was $153 million, $133 million and $105 million in 2005, 2004 and 2003, respectively, and was charged against current-year earnings.
Climate Change
There is an increasing global focus on issues related to climate change and particularly on ways to limit and control the emission of greenhouse gases, which are believed to be associated with climate change. Some initiatives on these topics are already well along in Europe, Canada and other countries and related legislation has been introduced, but not passed, in the U.S.
The Kyoto Protocol to the United Nations Framework Convention on Climate Change was adopted in 2005 in many countries. For instance, the European Union has a mandatory Emissions Trading Scheme to implement its objectives under the Kyoto Protocol. Four of our European locations currently exceed the threshold for participation in the EU Emissions Trading Scheme pursuant to the Kyoto Protocol and are currently implementing the requirements established by their respective countries. We are very much aware of the importance of these issues and the importance of addressing greenhouse gas emissions.
Due to the nature of our business, we have emissions of CO2 from combustion sources, but our emissions of other greenhouse gases (N2O, HFCs, etc.) are minimal as compared to CO2 emissions. We have therefore focused on ways to increase energy efficiency and curb potential increases in greenhouse gas emissions resulting from growth in production in addition to lowering the energy usage of existing operations. Although the general lack of specific legislation prevents any accurate estimates of the long term impact on the company, any legislation that limits CO2 emissions may create a potential restriction to business growth by capping consumption of traditional energy sources available to all consumers of energy, including Rohm and Haas. The outcomes of capping consumption could include: increased energy cost, additional capital investment to lower energy intensity and rationed usage with the need to purchase greenhouse gas emission credits. We will continue to follow these climate change issues, work to improve the energy efficiencies of our operations, work to minimize any negative impacts on company operations and seek technological breakthroughs in energy supply and efficiency.
Litigation
We are involved in various kinds of litigation, principally in the United States. We strive to resolve litigation where we can through negotiation and other alternative dispute resolution methods such as mediation. Otherwise, we vigorously defend lawsuits in the Courts.
Significant litigation is described in Note 26 to the Consolidated Financial Statements, but we will comment here on several recent legal matters.
On January 31, 2006 and thereafter, civil lawsuits were filed against Rohm and Haas and other chemical companies in federal court, alleging violation of antitrust laws in the production and sale of methyl methacrylate (“MMA”). The plaintiffs seek to represent a class of purchasers of MMA in the United States from January 1, 1995 through December 31, 2003. The lawsuits refer to an investigation of certain MMA producers by the European Commission in which Rohm and Haas was not involved in any way. The Company believes these lawsuits are without merit as to Rohm and Haas, and intends to defend them vigorously.

In late January 2006, Morton Salt was served with a Grand Jury subpoena in connection with an investigation by the Department of Justice into possible antitrust law violations in the “industrial salt” business. Neither Morton Salt, nor any Morton Salt employee has been charged with any wrongdoing. The Company is cooperating fully with the governmental investigation.
On December 22, 2005, a federal judge in Indiana issued a decision purporting to grant a class of participants in the Rohm and Haas pension plan the right to a cost-of-living adjustment (“COLA”) as part of the retirement benefit for those who elect a lump sum benefit. The decision contravenes the plain language of the plan, which clearly and expressly excludes a discretionary COLA for participants who elect a lump sum. We feel strongly that our plan fully complies with applicable law and therefore the judge’s decision is contrary to law. We are seeking an immediate appeal to the Seventh Circuit Court of Appeals. Were the decision to stand, the pension trust could be required to pay a COLA benefit to those plan participants who elected a lump sum benefit during the class period. We are still evaluating the extent of the potential financial impact of such a result on the plan.
Acquisitions and Divestitures
Significant acquisitions and divestitures are discussed in Note 2 to the Consolidated Financial Statements.
Working Capital
In 2005, we continued to focus on improving our working capital management. As compared to 2004, days sales outstanding and days cost of sales in ending inventory both improved by 4 days.
Details about two major components of working capital at the end of 2005 and 2004 are summarized below:

(dollars in millions)	2005	2004

Inventories
Year-end balance	$825	$841
Annual turnover	6.7x	6.2	x

Days cost of sales in ending inventory	53	57

Customer receivables
Year-end balance	$1,330	$1,322
Annual turnover	6.0x		5.8x

Days sales outstanding	57	61

Notes:
•	For customer receivables, annual turnover figures are calculated by dividing annual sales by the average customer receivables balance.

•	For inventories, annual turnover figures are calculated by dividing cost of goods sold by the average inventory balance.

•	Days sales outstanding were calculated by dividing ending net customer receivables by daily sales for the fourth quarter.

•	Days cost of sales in ending inventory was calculated by dividing ending inventory by daily cost of sales for the fourth quarter.
Asset Turnover equals sales divided by average year-end assets. Asset turnover was 0.8x in 2005 and 0.7x in both 2004 and 2003.

ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED

Nonmonetary Transactions
In December 2005, the Emerging Issues Task Force (EITF) issued EITF No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” to clarify under what circumstances two or more transactions with the same counterparty (counterparties) should be viewed as a single nonmonetary transaction within the scope of Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions.” In addition, EITF No. 04-13 clarifies whether there are any circumstances under which the transactions should be recognized at fair value if nonmonetary transactions within the scope of APB No. 29 involve inventory. EITF No. 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, in interim or annual periods beginning after March 15, 2006. We are currently assessing the impact that EITF No. 04-13 could have on our financial position, results of operations or cash flows; however, we do not expect the adoption to have a material impact.
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
This statement also eliminates the prospective option we have applied under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123,” and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We will be required to implement the provisions of SFAS No. 123R as of January 1, 2006. Due to the fact that all of our options issued prior to January 1, 2003, the date we adopted SFAS No. 123, will have vested as of January 1, 2006, the revised computations will not have a material impact on our financial statements.
Accounting Changes and Error Corrections
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”) which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of a material error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will apply the applications of SFAS No. 154 beginning January 1, 2006 if and when required.

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
We have established policies governing our use of derivative instruments. We do not use derivative instruments for trading or speculative purposes, nor are we a party to any leveraged derivative instruments or any instruments for which the fair market values are not available from independent third parties. We manage counter-party risk by entering into derivative contracts only with major financial institutions of investment grade credit rating and by limiting the amount of exposure to each financial institution. The terms of certain derivative instruments contain a credit clause where each party has a right to settle at market if the other party is downgraded below investment grade. As of December 31, 2005, the fair market value of all derivative contracts was $31 million pre-tax that is carried as an asset on our Consolidated Balance Sheet. All of these contracts were with investment grade financial institutions.
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
Sensitivity analysis is used as a primary tool in evaluating the effects of changes in foreign currency exchange rates, interest rates and commodity prices on our business operations. The analyses quantify the impact of potential changes in these rates and prices on our earnings, cash flows and fair values of assets and liabilities during the forecast period, most commonly within a one-year period. The ranges of changes used for the purpose of this analysis reflect our view of changes that are reasonably possible over the forecast period. Fair values are the present value of projected future cash flows based on market rates and chosen prices.
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
Short-term exposures to changing foreign exchange rates are primarily due to operating cash flows denominated in foreign currencies and transactions denominated in non-functional currencies. Known and anticipated exposures are covered by using foreign exchange option, forward and swap contracts. Most significant foreign currency exposures are related to our operations in Germany, France, Italy, the Netherlands, the United Kingdom, Sweden, Switzerland, Brazil, Mexico, Canada, Japan, Taiwan, China and Australia. We estimate that an instantaneous 10% depreciation in all the currencies of these countries from their levels against the dollar as of December 31, 2005, with all other variables held constant, would increase the fair value of foreign currency hedging contracts held at December 31, 2005 by $145 million; a 10% appreciation of these currencies would decrease the fair market value by $99 million. This estimate is based on market conditions as of December 31, 2005, without reflecting the effects of underlying anticipated transactions.

Interest Rate Risk
We are exposed to changes in interest rates primarily due to our financing, investing and cash management activities, which include long- and short-term debt to maintain liquidity and fund business operations. A 50 basis point increase in interest rates would reduce the fair value of short- and long-term debt by $99 million, net of derivative contracts outstanding as of December 31, 2005. A 50 basis point decrease in interest rates will increase the fair value by $120 million. However, such changes in fair values would not have a material impact on our earnings per share or cash flows as the majority of our debt obligations at December 31, 2005 consisted of fixed rate instruments. A 50 basis point movement is equivalent to approximately 8% of the weighted average rate on our worldwide debt.
Commodity Price Risk
We purchase certain raw materials and energy sources such as natural gas, propylene, acetone, butanol and styrene under short- and long-term supply contracts. The purchase prices are generally determined based on prevailing market conditions. Changing raw material and energy prices have had material impacts on our earnings and cash flows in the past, and will likely continue to have significant impacts on earnings and cash flows in future periods. Commodity derivative instruments are used to reduce portions of commodity price risks. A 25% increase in the underlying commodity price would increase the fair value of commodity derivative instruments by $2 million. A 25% decrease in the underlying commodity price would decrease the fair value of commodity derivative instruments by $4 million.

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
Rohm and Haas Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (COSO). Based on our assessment, management has concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was effective based on those criteria.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm that audited the Company’s financial statements, as stated in their report, which is included herein.

/s/ Raj L. Gupta	/s/ Jacques M. Croisetiere
Raj L. Gupta	Jacques M. Croisetiere
Chairman, President and Chief Executive Officer	Vice President, Chief Financial Officer
February 28, 2006

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Rohm and Haas Company:
We have completed integrated audits of Rohm and Haas Company’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Rohm and Haas Company and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 28, 2006

Rohm and Haas Company and Subsidiaries
Consolidated Statements of Operations

For the years ended December 31,	2005	2004	2003
(in millions, except per share amounts)
Net sales	$7,994	$7,300	$6,421
Cost of goods sold	5,596	5,171	4,508

Gross profit	2,398	2,129	1,913
Selling and administrative expense	1,025	994	892
Research and development expense	273	263	235
Interest expense	117	133	126
Amortization of intangibles	59	62	67
Restructuring and asset impairments	98	18	196
Loss on early extinguishment of debt	17	—	4
Share of affiliate earnings, net	15	14	15
Other (income), net	(48)	(41)	(7)

Earnings from continuing operations before income taxes, minority interest and cumulative effect of accounting change	$872	$714	$415
Income taxes	224	207	127
Minority interest	10	11	—

Earnings from continuing operations before cumulative effect of accounting change	$638	$496	$288

Discontinued operations:
(Loss) Gain on disposal of discontinued line of business, net of income taxes of $-, $- and $5 in 2005, 2004 and 2003, respectively	(1)	1	—

Earnings before cumulative effect of accounting change	$637	$497	$288

Cumulative effect of accounting change, net of $3 of income taxes in 2003	—	—	(8)

Net earnings	$637	$497	$280

Basic earnings per share (in dollars):
From continuing operations	$2.88	$2.22	$1.30
(Loss) Gain on disposal of discontinued line of business	(0.01)	0.01	—
Cumulative effect of accounting change	—	—	(0.04)

Net earnings per share	$2.87	$2.23	$1.26

Diluted earnings per share (in dollars):
From continuing operations	$2.86	$2.21	$1.30
(Loss) Gain on disposal of discontinued line of business	(0.01)	0.01	—
Cumulative effect of accounting change	—	—	(0.04)

Net earnings per share	$2.85	$2.22	$1.26

Weighted average common shares outstanding — basic	221.9	222.9	221.5
Weighted average common shares outstanding — diluted	223.9	224.2	222.4
See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Statements of Cash Flows

For the years ended December 31,	2005	2004	2003
(in millions)
Cash Flows from Operating Activities
Net earnings	$637	$497	$280
Adjustments to reconcile net earnings to net cash provided by operating activities:
Loss (gain) on disposal of discontinued line of business, net of income taxes	1	(1)	—
Gain on sale of assets	(12)	(19)	(5)
Provision for allowance for doubtful accounts	11	11	20
Provision for deferred taxes	(66)	(32)	(47)
Restructuring and asset impairments	98	18	196
Depreciation	422	419	411
Amortization of finite-lived intangibles	59	62	67
Cumulative effect of accounting change, net of income taxes	—	—	8
Stock-based compensation	45	20	12
Loss on extinguishment of debt	17	—	4
Premium paid on debt retirement	(46)	—	(15)
Changes in assets and liabilities, net of acquisitions and divestitures
Accounts receivable	(123)	(123)	(103)
Inventories	(29)	11	(17)
Prepaid expenses and other current assets	8	13	(41)
Accounts payable and accrued liabilities	(15)	8	63
Federal, foreign and other income taxes payable	89	(21)	78
Payments to fund pension plans	(179)	(31)	(37)
Other, net	30	93	74

Net cash provided by operating activities	947	925	948

Cash Flows from Investing Activities
Acquisitions of businesses and affiliates	(20)	(5)	(21)
Proceeds from previous disposition	—	8	23
Decrease (increase) in restricted cash	45	(49)	—
Cash received from consolidating joint venture	—	2	—
Proceeds from the sale of land, buildings and equipment	24	28	18
Additions to land, buildings and equipment	(333)	(322)	(339)
Proceeds (payments) for hedge of net investment in foreign subsidiaries	31	(23)	(49)

Net cash used by investing activities	(253)	(361)	(368)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	70	71	—
Repayments of long-term debt	(411)	(13)	(492)
Purchase of common stock	(273)	—	—
Proceeds from exercise of stock options	82	47	32
Net change in short-term borrowings	90	(42)	(42)
Payment of dividends	(250)	(217)	(191)

Net cash used by financing activities	(692)	(154)	(693)

Net increase (decrease) in cash and cash equivalents	2	410	(113)
Effect of exchange rate changes on cash and cash equivalents	(61)	19	14
Cash and cash equivalents at the beginning of the year	625	196	295

Cash and cash equivalents at the end of the year	$566	$625	$196

Supplemental Cash Flow Information

Cash paid during the year for:
Interest, net of amounts capitalized	$147	$139	$143
Income taxes, net of refunds received	251	224	85
See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Balance Sheets

December 31,	2005	2004
(in millions, except share data)
Assets
Cash and cash equivalents	$566	$625
Restricted cash	4	49
Receivables, net	1,507	1,469
Inventories	825	841
Prepaid expenses and other current assets	303	263

Total current assets	3,205	3,247

Land, buildings and equipment, net of accumulated depreciation	2,681	2,929
Investments in and advances to affiliates	146	141
Goodwill, net of accumulated amortization	1,601	1,724
Other intangible assets, net of accumulated amortization	1,618	1,665
Other assets	476	389

Total Assets	$9,727	$10,095

Liabilities and Stockholders’ Equity
Liabilities:
Short-term obligations	$121	$77
Trade and other payables	617	611
Accrued liabilities	763	839
Income taxes payable	193	213

Total current liabilities	1,694	1,740

Long-term debt	2,074	2,563
Employee benefits	703	706
Deferred income taxes	987	1,059
Other liabilities	241	226

Total Liabilities	5,699	6,294

Minority Interest	111	104

Commitments and contingencies

Stockholders’ Equity:
Preferred stock; par value — $1.00; authorized — 25,000,000 shares; issued — no shares	—	—
Common stock; par value — $2.50; authorized — 400,000,000 shares; issued — 242,078,349 shares	605	605
Additional paid-in capital	2,152	2,062
Retained earnings	1,762	1,370

	4,519	4,037

Treasury stock at cost (2005 — 20,115,637 shares; 2004 — 16,818,129 shares)	(409)	(166)
ESOP shares (2005 — 9,220,434 shares; 2004 — 9,811,464 shares)	(88)	(94)
Accumulated other comprehensive loss	(105)	(80)

Total Stockholders’ Equity	3,917	3,697

Total Liabilities and Stockholders’ Equity	$9,727	$10,095

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Statement of Stockholders’ Equity

For the years ended December 31, 2005, 2004, and 2003
	Number of				Number of
	Shares of				Shares of			Accumulated
	Common		Additional		Treasury			Other	Total	Total
	Stock	Common	Paid-in	Retained	Stock	Treasury		Comprehensive	Stockholders’	Comprehensive
(in millions, except share amounts in thousands)	Outstanding	Stock	Capital	Earnings	Outstanding	Stock	ESOP	Income (Loss)	Equity	Income

2003
Balance January 1, 2003	221,132	$605	$1,971	$994	20,947	$(200)	$(107)	$(144)	$3,119
Net earnings				280					280	$280
Current period changes in fair value, net of taxes of $3								(5)	(5)	(5)
Reclassification to earnings, net of taxes of ($2)								4	4	4
Cumulative translation adjustment, net of taxes of $16								89	89	89
Change in minimum pension liability, net of taxes of $12								4	4	4

Total comprehensive income										$372

Repurchase of common stock
Common stock issued:
Stock-based compensation	1,993		31		(1,993)	15			46
ESOP							7		7
Tax benefit on ESOP				4					4
Common dividends ($0.86 per share)				(191)					(191)

Balance December 31, 2003	223,125	$605	$2,002	$1,087	18,954	$(185)	$(100)	$(52)	$3,357

2004
Net earnings				497					497	$497
Current period changes in fair value, net of taxes of $3								(6)	(6)	(6)
Reclassification to earnings, net of taxes of ($3)								5	5	5
Cumulative translation adjustment, net of taxes of ($59)								3	3	3
Change in minimum pension liability, net of taxes of $13								(30)	(30)	(30)

Total comprehensive income										$469

Repurchase of common stock
Common stock issued:
Stock-based compensation	2,136		60		(2,136)	19			79
ESOP							6		6
Tax benefit on ESOP				3					3
Common dividends ($0.97 per share)				(217)					(217)

Balance December 31, 2004	225,261	$605	$2,062	$1,370	16,818	$(166)	$(94)	$(80)	$3,697

2005
Net earnings				637					637	$637
Current period changes in fair value, net of taxes of ($4)								7	7	7
Reclassification to earnings, net of taxes of ($1)								2	2	2
Cumulative translation adjustment, net of taxes of $5								(13)	(13)	(13)
Change in minimum pension liability, net of taxes of $1								(21)	(21)	(21)

Total comprehensive income										$612

Repurchase of common stock	(5,974)				5,974	(273)			(273)
Common stock issued:
Stock-based compensation	2,676		90		(2,676)	30			120
ESOP							6		6
Tax benefit on ESOP				5					5
Common dividends ($1.12 per share)				(250)					(250)

Balance December 31, 2005	221,963	$605	$2,152	$1,762	20,116	$(409)	$(88)	$(105)	$3,917

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Organization and Summary of Significant Accounting Policies
Nature of Business
Rohm and Haas Company was incorporated in 1917 under the laws of the State of Delaware. Our shares are traded on the New York Stock Exchange under the symbol “ROH.” We are a leading specialty materials company that leverages science and technology in many different forms to design materials and processes that enable the products of our customers to work. We serve many different market places, the largest of which include: building and construction, electronics, food and retail, household and personal care, industrial processes, packaging, transportation and water. To serve these markets, we have significant operations in approximately 100 manufacturing and 35 research facilities in 27 countries. We have approximately 16,500 employees working for us worldwide.
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
During the second quarter of 2004, we identified several prior period entries pertaining to the accounting for the acquisition of Morton International, Inc. that were incorrectly classified on our balance sheet. We corrected the classification of these entries during the second quarter of 2004 and reclassified prior period balances for all periods presented. The net impact of this reclassification was a $60 million increase to goodwill. We concluded that these reclassifications had an immaterial effect on both the current year and prior year financial statements, including the annual goodwill impairment review required by SFAS No. 142, “Goodwill and Other Intangible Assets.”
During the first quarter of 2005, we adopted a streamlined and consistent methodology for allocating shared service costs across all business units and redefined corporate expenses to provide improved management reporting. Therefore, we have modified certain of our disclosures for 2004 and 2003 to conform to this change. “Shared services” refers to the support activities provided by functions such as Finance, Human Resources, Logistics, Procurement and Information Technology. As a result, we have reclassified amounts between consolidated cost of goods sold, selling and administrative expense, research and development expense, and segment net income for the years ended December 31, 2004 and 2003, as if the reclassifications had been made at the beginning of these respective years. We filed a Form 8-K with the Securities and Exchange Commission on August 15, 2005 related to these reclassifications.
Principles of Consolidation
Our Consolidated Financial Statements include the accounts of our company and subsidiaries. We consolidate all entities in which we have a controlling ownership interest. All of our significant entities are consolidated. We have no significant contractual requirements to fund losses of unconsolidated entities. Also in accordance with FIN 46R, “Consolidation of Variable Interest Entities,” we consolidate variable interest entities in which we bear a majority of the risk to the potential losses or gains from a majority of the expected returns.
We are the primary beneficiary of a joint venture deemed to be a variable interest entity. Each joint venture partner holds several equivalent variable interests, with the exception of a royalty agreement held exclusively between the joint venture and us. In addition, the entire output of the joint venture is sold to us for resale to third party customers. As the primary beneficiary, we consolidated the joint venture’s assets, liabilities, and results of operations in our Consolidated Financial Statements initially for the fiscal year ended December 31, 2004. As we previously accounted for this entity as an equity method investment the cumulative impact of consolidation was not material to our net income. We did not consider this a variable interest entity at the initial adoption date of FIN 46R, however based on our subsequent evaluation, we concluded this entity should be consolidated under FIN 46R. Accordingly, the Consolidated Financial Statements for the years ended December 31, 2004 and 2005 properly reflect the consolidated results of this variable interest entity.

We hold a variable interest in another joint venture, which we account for under the equity method of accounting. The variable interest relates to a cost-plus arrangement between the joint venture and each joint venture partner. We have determined that Rohm and Haas is not the primary beneficiary and therefore have not consolidated the entity’s assets, liabilities, and results of operations in our Consolidated Financial Statements. The entity provides manufacturing services to us and the other joint venture partner, and has been in existence since 1999. As of December 31, 2005, our investment in the joint venture was approximately $46 million, representing our maximum exposure to loss.
We use the equity method to account for our investments in companies in which we have the ability to exercise significant influence over operating and financial policies, generally 20-50% owned. Accordingly, our consolidated net earnings or loss include our share of the net earnings or loss of these companies.
We account for our investments in other companies that we do not control and for which we do not have the ability to exercise significant influence, which are generally less than 20%, under the cost method. In accordance with the cost method, the assets are recorded at cost or fair value, as appropriate.
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
Foreign exchange gains and losses, including recognition of open foreign exchange contracts, are credited or charged to income.
Cost of Goods Sold
Cost of goods sold as reported in the Consolidated Statements of Operations includes inbound freight charges, purchasing and receiving costs, inspection costs, internal transfer costs, and other distribution network charges.
Revenue Recognition
We recognize revenue when the earnings process is complete. This occurs when products are shipped to or received by the customer in accordance with the terms of the agreement, title and risk of loss have been transferred, collectibility is probable and pricing is fixed or determinable. The exception to this practice is for sales made under supplier-owned and managed inventory (“SOMI”) arrangements. We recognize revenue sold under SOMI arrangements when usage of inventory is reported by the customer, generally on a weekly or monthly basis. Revenues from product sales are recorded net of applicable allowances.
Customer payments received in advance are recorded as deferred revenue and recognized into income upon completion of the earnings process. We account for cash sales incentives as a reduction to revenue. Certain of our customers earn cash incentive rebates when their cumulative annual purchases meet specified measurement targets per the terms of their individual agreement. We record these rebate incentives as a reduction to revenue based on the customers’ progress against the specified measurement target. Non-cash sales incentives, such as product samples, are recorded as a charge to selling expense at the time of shipment.
Amounts billed to customers for shipping and handling fees are included in net sales and costs we have incurred for the delivery of goods are classified as cost of goods sold in the Consolidated Statements of Operations.

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
Earnings Per Share
We use the weighted-average number of shares outstanding to calculate basic earnings per share. Diluted earnings per share include the dilutive effect of stock-based compensation, such as stock options and restricted stock.
Cash and Cash Equivalents
Cash and cash equivalents include cash, time deposits and readily marketable securities with original maturities of three months or less.
Inventories
Our inventories are stated at the lower of cost or market. Over half of our inventory is determined by the last-in, first-out (LIFO) method. The remainder is determined by the first-in, first-out (FIFO) method.
Land, Buildings and Equipment, and Accumulated Depreciation
The value of our land, buildings and equipment is carried at cost less accumulated depreciation. These assets are depreciated over their estimated useful lives using straight-line and accelerated methods. Construction costs, labor and applicable overhead related to construction and installation of these assets are capitalized. Expenditures for additions and improvements that extend the lives or increase the capacity of plant assets are capitalized. Maintenance and repair costs for these assets are charged to earnings as incurred. Repair and maintenance costs associated with planned major maintenance activities are expensed as incurred and are included in cost of goods sold. Replacements and betterment costs are capitalized. The cost and related accumulated depreciation of our assets are removed from the accounting records when they are retired or disposed.
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

During 2005, 2004 and 2003, the annual impairment review was completed without any additional impairments identified.
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
Our long-lived assets, other than goodwill and indefinite-lived intangible assets which are discussed above include land, buildings, equipment, long-term investments, and other intangible assets. Long-lived assets, other than investments, goodwill and indefinite-lived intangible assets, are depreciated over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying value of the asset may not be recoverable. Such circumstances would include items such as a significant decrease in the market price of a long-lived asset, a significant adverse change in the manner the asset is being used or planned to be used or in its physical condition or a history of operating or cash flow losses associated with the use of the asset. In addition, changes in the expected useful life of these long-lived assets may also be an impairment indicator. When such events or changes occur, we assess the recoverability of the asset by comparing the carrying value of the asset to the expected future cash flows associated with the asset’s planned future use and eventual disposition of the asset, if applicable. If the carrying value of the asset is not determined to be recoverable, we estimate the fair value of the asset primarily from discounted future cash flows expected to result from the use of the assets and compare that to the carrying value of the asset. We utilize marketplace assumptions to calculate the discounted cash flows used in determining the asset’s fair value. If the carrying value is greater than the fair value, an impairment loss is recorded. In some circumstances the carrying value may be appropriate; however, the event that triggered the review of the asset may indicate a revision to the service life of the asset. In such cases, we will accelerate depreciation to match the revised useful life of the asset.
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
Litigation and Environmental Contingencies and Reserves
We consider this to be one of the critical accounting estimates used in the preparation of our Consolidated Financial Statements. We are involved in litigation in the ordinary course of business including employee matters, personal injury, property damage and environmental litigation. Additionally, we are involved in environmental remediation and spend significant amounts for both company-owned and third party locations. In accordance with GAAP, we are required to assess these matters to: 1) determine if a liability is probable; and 2) record such a liability when the financial exposure can be reasonably estimated. The determination and estimation of these liabilities are critical to the preparation of our financial statements.
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
Our most significant reserves have been established for remediation and restoration costs associated with environmental damage. As of December 31, 2005, we have $147 million reserved for environmental related costs. We conduct studies and site surveys to determine the extent of environmental damage and necessary remediation. With the expertise of our environmental engineers and legal counsel we determine our best estimates for remediation and restoration costs. These estimates are based on forecasts of future costs for remediation and change periodically as additional and better information becomes available. Changes to assumptions and considerations used to calculate remediation reserves could materially affect our results of operations. If we determine that the scope of remediation is broader than originally planned, discover new contamination, discover previously unknown sites or become subject to related personal injury or property damage claims, our estimates and assumptions could materially change.
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
Income Taxes
We consider this to be one of the critical accounting estimates used in the preparation of our Consolidated Financial Statements. We believe the current assumptions and other considerations used to determine our current year and deferred income tax provisions to be appropriate. However, if actual experience differs from the assumptions and considerations used, the resulting change could have a material impact on the consolidated results of operations and statement of position.
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
Treasury Stock
Treasury stock consists of shares of Rohm and Haas stock that have been issued, but subsequently reacquired. We account for treasury stock purchases under the cost method. In accordance with the cost method, we account for the entire cost of acquiring shares of our stock as treasury stock, which is a contra equity account. When these shares are reissued, we use an average cost method for determining cost. Proceeds in excess of cost are credited to additional paid-in capital.
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
In December 2004, the Financial Accounting Standards Board (FASB) amended SFAS No. 123. This Statement supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This Statement eliminates the prospective option we have applied under SFAS No. 148, “Accounting for Stock-Based

Compensation — Transition and Disclosure,” and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Due to the fact that the majority of our options issued prior to January 1, 2003, the date we adopted SFAS No. 123, will have vested as of June 15, 2005, the revised computations are not expected to have a material impact on our financial statements.
The disclosure requirements of SFAS No. 148 provide that pro forma net earnings and net earnings per share be presented as if the fair value based method had been applied to all awards granted to employees, not just awards granted after the date of adoption. Since we chose the prospective method of expensing stock options, the actual stock-based compensation expense recorded in 2005, 2004 and 2003 is less than the amount calculated for this pro forma disclosure requirement.

(in millions, except per share amounts)	2005	2004	2003

Net earnings, as reported	$637	$497	$280

Add: Stock-based employee compensation expense included in reported net earnings, after-tax	30	13	7

Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(31)	(26)	(26)

Pro forma net earnings	$636	$484	$261

	2005	2004	2003

Net earnings per share
Basic, as reported	$2.87	$2.23	$1.26
Basic, pro forma	2.87	2.17	1.18

Diluted, as reported	$2.85	$2.22	$1.26
Diluted, pro forma	2.84	2.16	1.17
Accounting for Derivative Instruments and Hedging Activities
We use derivative and non-derivative instruments to manage market risk arising out of changes in interest rates, foreign exchange rates, commodity prices and the U.S. dollar value of our net investments outside the U.S. These instruments are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which we adopted as of January 1, 2001.
We have established policies governing our use of derivative instruments. We do not use derivative instruments for trading or speculative purposes, nor are we a party to any leveraged derivative instruments or any instruments for which the fair market values are not available from independent third parties. We manage counter-party default risk by entering into derivative contracts with only major financial institutions of investment grade credit rating and by limiting the amount of exposure to each financial institution. Certain of our derivative instruments contain credit clauses giving each party the right to settle at market if the other party is downgraded below investment grade.
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
In order to conform to our current year presentation, we have revised our 2004 and 2003 cash flow statement classification to present proceeds from the termination of interest rate swap agreements into cash flows from operations from cash flows from financing activities.
Note 2: Acquisitions and Dispositions of Assets
2005
We acquired the remaining shares of three consolidated subsidiaries for $20 million in 2005. There were no other significant acquisitions or dispositions.
2004
We had no significant acquisitions or dispositions during 2004. Effective January 1, 2004, we began consolidating the results of one of our joint ventures in accordance with FIN 46R. (See Note 1 to the Consolidated Financial Statements)
2003
We made no significant acquisitions in 2003. In March 2003, we completed the sale of our dry film photoresist business to Eternal Chemical Company. As a result of this sale, we closed our North American and European dry film photoresist manufacturing operations. Eternal Chemical Company will manufacture its newly expanded dry film Photoresist product line under the Eternal Company label. As part of the divestiture, we have entered into an agreement to distribute the entire Eternal dry film photoresist product line in North America and Europe, as well as to our existing customers in Asia.

Note 3: Provision for Restructuring and Asset Impairments
Costs associated with restructuring initiatives are primarily accounted for in accordance with SFAS No. 112,“Employers’ Accounting for Postemployment Benefits”. The following net restructuring and asset impairment charges were recorded for the three years ending December 31, 2005, 2004 and 2003, respectively, as detailed below:
Restructuring and Asset Impairments

(in millions)	2005	2004	2003

Severance and employee benefits (net)	$19	$18	$96
Asset impairments, net of gains on sales	79	2	96
Other, including contract lease termination penalties	—	(2)	4

Amount charged to earnings	$98	$18	$196
Restructuring and Asset Impairments by Business Segment
Pre-Tax

(in millions)
Business Segment	2005	2004	2003

Coatings	$18	$2	$104
Monomers	—	1	2
Performance Chemicals	2	5	51
Electronic Materials	31	3	—
Salt	—	—	—
Adhesives and Sealants	54	3	5
Corporate	(7)	4	34

Total	$98	$18	$196

Restructuring by Initiative

		Contract and
	Severance and	lease
	Employee	termination and
(in millions)	benefits	other costs	Total

2005 Initiatives:
Initial Charge	$36	$1	$37
Payments	(3)	(1)	(4)
Changes in estimate	—	—	—

December 31, 2005 ending balance	33	—	33

2004 Initiatives:
Initial Charge	$33	$1	$34
Payments	(3)	—	(3)
Changes in estimate	(3)	—	(3)

December 31, 2004 ending balance	27	1	28
Payments	(19)	—	(19)
Changes in estimate	(5)	(1)	(6)

December 31, 2005 ending balance	3	—	3

2003 Initiatives:
Initial Charge	$82	$2	$84
Payments	(15)	(1)	(16)
Changes in estimate	(2)	—	(2)

December 31, 2003 ending balance	65	1	66
Payments	(34)	—	(34)
Changes in estimate	(11)	(1)	(12)

December 31, 2004 ending balance	20	—	20
Payments	(8)	—	(8)
Changes in estimate	(11)	—	(11)

December 31, 2005 ending balance	1	—	1

Balance at December 31, 2005	$37	$—	$37

The restructuring reserve balances presented are considered adequate to cover committed restructuring actions.
Restructuring Initiatives
2005 Initiatives
For the year ended December 31, 2005, our management approved restructuring initiatives to further improve the efficiency of our manufacturing network and support organization across several of our business segments. The 2005 restructuring initiatives involved the closing or partial shutdown of manufacturing facilities in North America, the United Kingdom and Germany, in addition to a North American research and development facility. Included in the net $19 million restructuring expense for 2005 are provisions for severance and employee benefits of $36 million for 590 employees company-wide, impacting virtually all areas including sales and marketing, manufacturing, administrative support and research personnel. Employee separation benefits varied depending on local regulations within certain foreign countries that were affected by the restructuring initiatives.
Severance and employee benefit costs related to the 2005 initiatives include $2 million for the closure of our Wytheville, VA Powder Coatings plant and subsequent consolidation of our North American Powder Coatings operations. In addition, $25 million of charges related to the manufacturing realignments to improve operating efficiencies and reduce excess capacity across several of our chemical businesses in the European region. An additional $3 million was recorded in severance and employee benefit costs for the realignment of the Electronic Materials segment manufacturing, research and development and sales and marketing organizations in Europe and North America in order to be closer to its customer base and to increase operating efficiencies. Lastly, $6 million in severance and employee benefit costs were incurred for several smaller reduction in force efforts within our Electronic Materials segment, Plastics Additives business and administrative support functions initiated throughout the year. In addition to severance and employee benefit costs, $1 million was recorded for contract and lease terminations. Cash payments related to all of these initiatives will be paid out over the next 12-18 months.
2004 Initiatives
In 2004, our management approved restructuring initiatives related to the reorganization of our Plastics Additives and Architectural and Functional Coatings businesses and Adhesives and Sealants and Electronic Materials segments in North America and Europe, which resulted in $18 million of severance and employee benefit charges and affected 500 positions in total. Our management also approved a reduction of our administrative support functions, as well as several smaller initiatives in other businesses, which resulted in $15 million of severance and employee benefit charges. These initiatives were designed to reduce redundant costs and reposition our workforce to capitalize on the enhancements made possible by the implementation of our Enterprise Resource Planning System. In addition, a charge of $1 million was recorded for contract and lease termination costs. During 2004, we reversed $3 million of severance and employee benefit charges pertaining to these initiatives, largely related to the North American Plastics Additives initiative. In 2005, we reversed $5 million of severance and employee benefit charges due to fewer employee separations than originally anticipated in the administrative support restructurings announced in 2004, as some employees had been redeployed, while others affected by workforce reductions were able to fill positions left vacant through natural attrition. Of the initial 500 positions identified, we reduced the total number of positions to be affected by these initiatives by 96 to 404 positions in total. As of December 31, 2005, 347 positions have been eliminated. We expect to complete the actions under these programs in 2006.
2003 Initiatives
In 2003, our management approved the following restructuring initiatives affecting 1,460 positions in total: a $22 million European restructuring initiative; a $25 million reorganization associated with the elimination of positions primarily in our North American support services, including logistics, human resources, procurement and information technology announced in the fourth quarter; and $35 million for initiatives associated with several smaller reduction in force efforts in all of our businesses throughout the year. In most cases, separated employees were offered early termination benefits. In addition, we recorded $2 million of expense related to contract and lease terminations. In 2003, $2 million of charges were reversed due to fewer employee separations than originally anticipated. In 2004, we reversed an additional $12 million of charges largely related to a reduction in the design and scope of our North American support services restructuring, where we determined business model transformation opportunities would not generate the anticipated benefit. In 2005, another $11 million of reserves related to the 2003 initiatives were reversed. Of the initial 1,460 positions identified, we reduced the total number of positions to be affected by these initiatives by 476 to 984 positions in total. As of December 31, 2005, 974 positions have been eliminated. These initiatives were substantially completed in 2005.
Our restructuring initiatives are generally completed in 12 to 18 months. The balance at December 31, 2005, recorded for severance and employee benefits, is included in accrued liabilities in the Consolidated Balance Sheet.
Asset Impairments
2005 Impairments
In 2005, $81 million of asset impairments were recognized for the impairment of certain finite-lived intangible assets and fixed assets across several of our chemical businesses and our Electronic Materials segment. During 2005, gains on sales of previously impaired assets offset the total asset impairment charge by $2 million. In the fourth quarter we recorded asset impairment charges of $40 million for certain finite-lived intangible and fixed assets, primarily related to the closure or partial shutdown of 5 manufacturing facilities in the United Kingdom and Germany, in addition to a North American research and development facility, within our Adhesives and Sealants and Electronic Materials segments and Powder Coatings business. During 2005, we recorded an asset impairment charge of $29 million for certain finite-lived intangible and fixed assets related to certain product lines within our Adhesives and Sealants segment. These product lines have suffered dramatic declines in both volume and profitability due to recent increases in raw material costs, coupled with aggressive pricing competition. We determined that the significant volume declines in these product lines were not recoverable and warranted impairment. Fair value was determined based upon current business conditions, using cash flow analyses. In addition, we recognized $12 million of asset impairment charges, of which approximately $9 million was associated with the closing of our Wytheville, VA Powder Coatings plant, and approximately $2 million was recognized for the impairment of certain finite-lived intangible and fixed assets related to our Electronic Materials segment.
2004 Impairments
In 2004, we recognized $2 million in asset impairment charges primarily related to an administrative support initiative announced in the second quarter.
2003 Impairments
In 2003, we recognized $96 million, net of asset impairment charges. Of the total 2003 charges, $116 million was recognized as a non-cash asset impairment charge recorded to adjust the carrying value of certain assets to their fair value, which was determined using cash flow analyses. The largest asset impairment of approximately $80 million of finite-lived intangible assets related to the Lamineer product line of the Powder Coatings business in the Coatings segment. The remaining charge consisted primarily of $15 million of finite-lived intangible assets and $7 million of net fixed assets associated with our Specialty Magnesia product line in the Performance Chemicals segment and $14 million of other building and equipment impairments. During 2003, gains on sales of previously impaired assets offset the total impairment charge by $20 million.
Note 4: Other Income, Net
We recorded other income, net of $48 million, $41 million and $7 million during the years ended December 31, 2005, 2004 and 2003, respectively. The major categories of our other income, net are summarized in the following table:

(in millions)	2005	2004	2003

Royalty income	$7	$8	$19
Foreign exchange losses and related hedging costs	(8)	(19)	(1)
Interest income	17	9	5
Sales of real estate	12	11	5
Sale of remaining interest in European Salt Business	—	8	—
Other, net	20	24	(21)

Total	$48	$41	$7

Note 5: Financial Instruments
We denominate our business transactions in a variety of foreign currencies, finance our operations through long- and short-term borrowings, and purchase raw materials at market prices. Accordingly, changing market prices for foreign currencies and commodities and changing interest rates materially impact our earnings, cash flows and the fair values of our assets and liabilities. Our operating and financing plans include actions to reduce, but not eliminate, the uncertainty associated with these changes including the use of derivative instruments. (See Note 1 to our Consolidated Financial Statements.)
Currency Hedges
We enter into foreign exchange option and forward contracts in order to reduce the risk associated with variability in our operating results from foreign-currency-denominated earnings, cash flows, assets and liabilities. We direct these hedging efforts toward three distinct currency hedging objectives:
(1)	To preserve the dollar values of anticipated non-dollar cash flows and earnings, primarily with respect to transactions forecast to occur within a one-year period;

(2)	To prevent changes in the values of assets and liabilities denominated in currencies other than the legal entity’s functional currency which may create undue earnings volatility (we refer to this hedging activity as “asset and liability hedging”); and

(3)	To hedge the dollar values of our net investments in operations outside the U.S.
During 2005, non-dollar currencies in which we transacted business were stronger, on average, compared with the prior-year period. These currencies had a $20 million favorable impact on our 2005 earnings compared with 2004, net of all currency hedging. At the beginning of 2005, the dollar was close to its weakest point and by the end of 2005 it had recovered somewhat against most currencies. At December 31, 2005, the basket of currencies in which our operations are invested was weaker against the dollar than at December 31, 2004. This weakening was recorded as a $13 million cumulative translation adjustment loss during 2005, net of gains from net investment hedges.
Hedges entered to preserve the dollar values of anticipated non-dollar cash flows and earnings
We generally purchase options which give us the right, but not the obligation, to sell the underlying currencies when the cash flows denominated in those currencies are forecast to occur. In this way, the premiums paid for the options represent the maximum cost of the hedge. If, when the forecast transactions occur, the underlying currencies have strengthened, the options become worthless and are expensed. In this case, the dollar values of the underlying forecast non-dollar cash flows and earnings are higher than anticipated. If the underlying currencies have weakened, the options are exercised and the underlying currencies are sold at the stronger historical rate, thus preserving the dollar values of the forecast non-dollar cash flows.
These contracts are designated as foreign currency cash flow hedges covering portions of our twelve month forecasted non-dollar cash flows and mature when the underlying cash flows being hedged are forecast to occur. Because the options are considered highly effective hedges, the cash value less cost will be reflected in earnings when the contracts mature. These contracts are marked-to-market at each balance sheet date with changes in fair value prior to maturity recorded in accumulated other comprehensive income (loss). For the year ended December 31, 2005, these contracts appreciated in value resulting in a $4 million after-tax gain, which is recorded in accumulated other comprehensive income (loss). In 2004, these contracts decreased in value resulting in a $5 million accumulated after-tax loss, which was recorded in accumulated other comprehensive income (loss). For the years ended December 31, 2005, 2004 and 2003, after-tax losses of $1 million, $7 million and $8 million, respectively, were recorded in earnings related to foreign currency cash flow hedges that matured during the respective periods. Changing market conditions will impact the actual amounts recorded to earnings during the following twelve-month periods. Both the effective and ineffective portions of foreign currency cash flow hedges recorded in the Consolidated Statements of Operations are classified in other income, net.
As of December 31, 2005 and 2004, we maintained hedge positions of immaterial amounts that were effective as foreign currency cash flow hedges from an economic perspective but did not qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Such hedges consisted primarily of emerging market foreign currency option and forward contracts, and have been marked-to-market through income, with an immaterial impact on earnings.
Asset and liability hedging
We contract with counter-parties to buy and sell foreign currencies to offset the impact of exchange rate changes on recognized assets and liabilities denominated in non-functional currencies, including inter-company loans. These contracts generally require exchange of one foreign currency for another at a fixed rate at a future date. These contracts have maturities generally less than twelve months. All contracts are marked-to-market at each balance sheet date with changes in fair value recorded in other income, net. For the year ended December 31, 2005, an after-tax loss of $23 million was recorded in earnings for these contracts. This loss was largely offset by gains resulting from the impact of changes in exchange rates on recognized assets and liabilities denominated in non-functional currencies. In the years ended December 31, 2004 and 2003, after-tax gains of $6 million and $13 million, respectively, were recorded in earnings for these contracts. These gains were largely offset by losses resulting from the impact of changes in exchange rates on recognized assets and liabilities denominated in non-functional currencies.
Net investment hedging
We utilize foreign exchange forward and currency collar contracts together with non-dollar borrowings to hedge the dollar values of our net investments in foreign operating units in Europe, Japan and Canada. These derivative instruments and non-dollar borrowings are designated as hedges of net investments. Accordingly, the effective portions of foreign exchange gains or losses on these hedges are recorded as part of the cumulative translation adjustment, which is part of accumulated other comprehensive income (loss). As of December 31, 2005, $66 million in after-tax losses were recorded in cumulative translation adjustment representing the effective portions of foreign exchange losses on these hedges. Of this amount, $34 million in after-tax losses at December 31, 2005 was related to long-term Euro and Japanese Yen borrowings and the remainder was related to exchange forward and currency collar contracts. As of December 31, 2004, $140 million in after-tax losses were recorded in cumulative translation adjustment representing the effective portions of foreign exchange losses on these hedges. Of this amount, $54 million in after-tax losses at December 31, 2004 was related to long-term Euro and Japanese Yen borrowings and the remainder was related to exchange forward and currency collar contracts.

Total derivative and non-functional currency liabilities designated as hedges of net investments outstanding at December 31, 2005 were $1,259 million compared to $576 million outstanding at December 31, 2004. The majority of the increase is due to additional hedging to reduce our exposure related to our European net investments.
Included in other comprehensive income as cumulative translation adjustment were gains of $12 million and $25 million for the years ended December 31, 2005 and 2004, respectively, all net of related hedge gains and losses.

		Foreign
		Currency
	Hedges	Translation	Cumulative
(in millions)	of Net	Impaction Net	Translation
Gains/(Losses)	Investment	Investment	Adjustment

Balance as of December 31, 2003	$(122)	$144	$22
Changes in fair value	(18)	21	3

Balance as of December 31, 2004	$(140)	165	25
Changes in fair value	74	(87)	(13)

Balance as of December 31, 2005	$(66)	$78	$12
The amounts that were considered ineffective on these net investment hedges were recorded in interest expense. Interest expense was decreased by $9 million, $1 million and $1 million for the years ended December 31, 2005, 2004 and 2003, respectively.
Commodity Hedges
We use commodity swap, option and collar contracts to reduce the effects of changing raw material prices. These contracts are designated and accounted for as cash flow hedges. The notional value of commodity hedges outstanding at December 31, 2005 and 2004 was $25 million and $34 million, respectively.
Included in accumulated other comprehensive income (loss) at December 31, 2005 and 2004 are an immaterial amount and $1 million in after-tax gains, respectively, which represents the accumulated market value changes in those outstanding commodity swap, option and collar contracts. These contracts are considered highly effective as hedges and will mature consistent with our purchases of the underlying commodities during the following twenty-four month period. The actual amounts to be recorded in earnings when these contracts mature will depend upon spot market prices when these contracts mature. For the years ended December 31, 2005, 2004 and 2003, $6 million, $3 million and $5 million in gains, respectively, were recorded as components of costs of goods sold with the related tax effect recorded in tax expense with respect to those commodity swap, option and collar contracts maturing during the same periods.
Interest Rate Hedges
To reach a desired level of floating rate debt we utilize interest rate swap agreements to convert specific fixed rate debt issuances into variable rate debt. These interest rate swaps are designated as fair value hedges.
In 2001, we entered into interest rate swap agreements with a notional value of $950 million, which converted the fixed rate components of the $451 million notes due July 15, 2004 and the $500 million notes due July 15, 2009 to a floating rate based on three-month LIBOR. During December 2003, we redeemed the $451 million notes early, and terminated the related interest rate swap agreements with a $450 million notional value. During May 2004, we terminated the $500 million notional value interest rate swap agreements and received $43 million in proceeds. These proceeds were being amortized as reductions to interest expense over the remaining life of the $500 million notes. During March 2005, we redeemed $400 million of the notes maturing on July 15, 2009. The unamortized portion of the related interest rate swap proceeds reduced the early retirement loss that was recorded with respect to this redemption.
During October 2003 and May 2004, we entered into interest rate swap agreements with a notional value totaling 400 million Euro, which converted the fixed rate components of 400 million Euro notes due March 9, 2007 to a floating rate based on six-month EURIBOR. In September 2005, we terminated 240 million Euro of these interest rate swap contracts in connection with an exchange whereby we retired 240 million Euro of the notes due March 9, 2007 in exchange for newly issued notes due September 15, 2012. The $3 million proceeds received from the termination of the interest rate swap contracts are being amortized as a reduction to interest expense over the 7-year life of the newly issued Euro-notes.
The changes in fair value of interest rate swap agreements are marked-to-market through income together with the offsetting changes in fair value of the underlying notes using the short cut method of measuring effectiveness. As a result, the carrying amount of these notes was increased by $1 million at December 31, 2005 and $4 million at December 31, 2004, while the fair value of the swap agreements was reported as other assets in the same amount.
In September 2005, we entered into a LIBOR rate lock agreement with a bank to hedge against changes in long-term interest rates in anticipation of a long-term debt issuance, a cash flow hedge. As of December 31, 2005, $1 million of after-tax deferred net gains on the interest rate lock are accumulated in other comprehensive income (loss) and is expected to be reclassified into earnings upon issuance of the long-term debt. Changing market conditions will impact the actual amounts recorded to earnings upon issuance of the long-term debt.
The following table sets forth the net fair value of hedges and the net fair value of foreign-denominated debt issuances outstanding as of December 31, 2005.

	Hedge Designation
(in millions)	Fair Value		Cash Flow		Net Investment		Other

Derivatives-net asset/(liability):
Currency	$—		$6		$—		$—	(d)
Long term investments in foreign subsidiaries (net investments)	—		—		12		—
Interest rate hedges	1		2		—		—

Total derivatives	1	(a)	8	(b)	12	(c)	—
Debt:
Long term investments in foreign subsidiaries (net investments)	—		—		454	(e)	—

Total	$1		$8		$466		$—

(a) Comprises assets of $1 million.

(b) Comprises assets of $8 million.

(c) Comprises assets of $13 million and liabilities of $1 million.

(d) Comprises assets of $7 million and liabilities of $7 million.

(e) Represents fair value of foreign denominated debt issuances formally designated as a hedge of net investment.

Note 6: Fair Values and Carrying Amounts of Financial Instruments
In determining the fair value of our financial instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date as follows:
➢	Cash and cash equivalents, restricted cash, accounts receivable, accounts payable and notes payable — the carrying amount approximates fair value due to the short maturity of these instruments.

➢	Short- and long-term debt — quoted market prices for the same or similar issues at current rates offered to us for debt with the same or similar remaining maturities and terms.

➢	Interest rate swap agreements — market prices of the same or similar agreements quoted as of the balance sheet date.

➢	Foreign currency option contracts — Black-Scholes calculation using market data as of the balance sheet date.

➢	Foreign currency forward and swap agreements — application of market data as of the balance sheet date to contract terms.

➢	Commodity swap, option and collar contracts — counter-party quotes as of the balance sheet date.
All methods of assessing fair value result in a general approximation of value and such value may never actually be realized.
The carrying amounts and fair values of material financial instruments at December 31, 2005 and 2004 are as follows:
Asset/(Liability)

	2005		2004
	Carrying		Carrying
(in millions)	Amount	Fair Value	Amount	Fair Value

Short-term debt	$(121)	$(121)	$(77)	$(77)
Long-term debt	(2,050)	(2,424)	(2,466)	(2,870)
Interest rate swap agreements	1	1	4	4
Interest rate lock agreements	2	2	—	—
Foreign currency options	6	6	4	4
Foreign exchange forward and swap contracts	13	13	4	4
Natural gas swap agreements	—	—	1	1
Natural gas option and collar agreements	—	—	1	1

Note 7: Income Taxes
Earnings from continuing operations before income taxes, minority interest and cumulative effect of accounting change earned within or outside the United States from continuing operations are shown below:

(in millions)	2005	2004	2003

United States
Parent and Subsidiaries	$517	$377	$205
Affiliates	1	3	1
Foreign
Subsidiaries	340	322	195
Affiliates	14	12	14

Earnings from continuing operations before income taxes, minority interest and cumulative effect of accounting change	$872	$714	$415

The provision for income taxes from continuing operations before cumulative effect of accounting change is composed of:

(in millions)	2005	2004	2003

Income taxes on U.S. earnings
Federal
Current	$174	$130	$121
Deferred	(47)	(20)	(69)

State and other	9	2	4

Total taxes on U.S. earnings	136	112	56

Taxes on foreign earnings
Current	107	107	49
Deferred	(19)	(12)	22

Total taxes on foreign earnings	88	95	71

Total Income Taxes	$224	$207	$127

The provision for income taxes attributable to items other than continuing operations is shown below:

(in millions)	2005	2004	2003

(Loss) gain on disposal of discontinued line of business	$(1)	$1	$(5)
Cumulative effect of accounting change	—	—	(3)

Deferred income taxes reflect temporary differences between the valuation of assets and liabilities for financial and tax reporting. Details at December 31, 2005 and 2004 were:

(in millions)	2005	2004

Deferred tax assets related to:
Compensation and benefit programs	$286	$254
Asset impairments and restructuring reserves	26	31
Accruals for waste disposal site remediation	38	26
All other	88	43

Total deferred tax assets	438	354

Deferred tax liabilities related to:
Intangible assets	564	561
Depreciation and amortization	431	471
Pension programs	80	66
All other	122	139

Total deferred tax liabilities	1,197	1,237

Net deferred tax liability	$759	$883

At December 31, 2005, the company had foreign and state net operating losses of $1,072 million, which substantially carry a full valuation allowance. Of these, $251 million have no expiration and the remaining will expire in future years as follows: $8 million in 2006, $28 million in 2007, $20 million in 2008, $33 million in 2009, $34 million in 2010 and the remaining balance in other years.
Deferred taxes, which are classified into a net current and non-current balance by tax jurisdiction, are presented in the balance sheet as follows:

(in millions)	2005	2004

Prepaid expenses and other current assets	$202	$172
Other assets	28	8
Accrued liabilities	2	4
Deferred income taxes	987	1,059

Net deferred tax liability	$759	$883

For the year ended December 31, 2004, we recorded an adjustment of $60 million, of which $30 million relates to prior periods to properly reflect deferred taxes on the cumulative translation adjustment. We determined this adjustment was not material to prior periods and as a result recorded the prior period items as an adjustment to accumulated other comprehensive income in 2004.

The effective tax rate on pre-tax income differs from the U.S. statutory tax rate due to the following:

	2005	2004	2003
	%	%	%

Statutory tax rate	35.0	35.0	35.0
U.S. business credits	(2.3)	(2.8)	(4.3)

Foreign, including credits	(4.4)	(3.0)	(0.6)
Change in tax contingencies	(3.0)	—	—

Other, net	0.4	(0.2)	0.5
Effective tax rate	25.7	29.0	30.6
During the second quarter of 2005, we recorded net tax reserve and valuation allowance reversals resulting from the favorable resolution of prior periods’ tax contingencies due to the completion of prior years’ tax audits. In addition, we recorded changes in valuation allowances and increases in tax reserves for other contingencies. The decrease in the effective tax rate was primarily due to the impact of the changes described above, which total a net $28 million, as well as lower taxes on foreign earnings.
Deferred income taxes have been provided for the unremitted earnings of foreign subsidiaries and affiliates which have not been reinvested abroad indefinitely. Unremitted foreign earnings reinvested abroad permanently upon which United States income taxes have not been provided aggregated approximately $76 million, $12 million and zero at December 31, 2005, 2004 and 2003, respectively. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts. No accrual of United States income tax has been made for year end 2005 related to these permanently reinvested earnings as there was no plan in place to repatriate any of these foreign earnings to the United States as of the end of the year.
Note 8: Segment Information
Rohm and Haas Company is a diversified, worldwide manufacturer and supplier of technically advanced products and services that enable the creation of leading-edge consumer goods. We serve many different end-use markets, the largest of which include: building and construction, electronics, food and retail, household and personal care, industrial processes, packaging, transportation and water.
We conduct our worldwide operations through global businesses, which are aggregated into reportable segments based on the nature of the products and production processes, end-use markets, channels of distribution and regulatory environment. The operating segments reported below are the segments of our company for which separate financial information is available and for which operating results are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance.
We operate six reportable segments: Coatings, Monomers, Performance Chemicals, Electronic Materials, Salt and Adhesives and Sealants, as described below. The Coatings, Performance Chemicals and Electronic Materials segments aggregate business units.
During the first quarter of 2005, we adopted a streamlined and consistent methodology for allocating shared service costs across all business units and redefined corporate expenses to provide improved management reporting. Therefore, we have modified certain of our disclosures for 2004 and 2003 to conform to this change. We filed a Form 8-K with the Securities and Exchange Commission on August 15, 2005 related to these reclassifications. (See Note 1 to the Consolidated Financial Statements, “Reclassifications”, for further discussion)

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

This segment provides cutting-edge technology for use in telecommunications, consumer electronics and household appliances. The Circuit Board Technologies business develops and delivers the technology, materials and fabrication services for increasingly powerful, high-density printed circuit boards in computers, cell phones, automobiles and many other electronic devices. Our Packaging and Finishing Technologies develops and delivers innovative materials and processes that boost the performance of a diverse range of electronic, optoelectronic and industrial packaging and finishing business. Semiconductor Technologies develop and supply integrated products and technologies on a global basis enabling our customers to drive leading edge semiconductor design to boost performance of semiconductor devices powered by smaller and faster chips. This business also develops and delivers materials used for chemical mechanical planarization (“CMP”), the process used to create the flawless surfaces required to allow manufacturers to make faster and more powerful integrated circuits and electronic substrates.

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

Some of the most recognized consumer brand names and product symbols are found here, including the leading brand of table salt in the United States — Morton Salt, with its “little Salt Girl,” and Windsor Salt, Canada’s leading brand. Even though the consumer salt business is best known, this segment extends well beyond this market and includes salt used for water conditioning, ice control, food processing and chemical/industrial use.

The table below presents net sales by business segment. Segment eliminations are presented for intercompany sales between segments.

(in millions)	2005	2004	2003

Coatings	$2,643	$2,395	$2,135
Monomers	1,848	1,383	1,152
Performance Chemicals	1,690	1,590	1,382
Electronic Materials	1,332	1,250	1,079
Salt	925	829	801
Adhesives and Sealants	727	693	632
Elimination of Intersegment Sales	(1,171)	(840)	(760)

Total	$7,994	$7,300	$6,421

The table below presents summarized financial information about our reportable segments:

						Adhesives
2005			Performance	Electronic		and
(in millions)	Coatings	Monomers	Chemicals	Materials	Salt	Sealants	Corporate(3)	Total

Earnings (loss) from continuing operations (1,2)	$214	$197	$167	$143	$55	$19	$(157)	$638

Share of affiliate earnings, net	7	—	—	7	—	1	—	15

Depreciation	94	64	79	51	71	37	26	422
Amortization	11	1	13	17	7	8	2	59

Segment assets	1,793	829	1,350	1,566	1,641	1,017	1,531	9,727
Capital additions	62	76	40	62	40	8	45	333

Notes:

(1)	Earnings (loss) from continuing operations before cumulative effect of accounting change.

(2)	Earnings from continuing operations were taxed using our overall consolidated effective tax rate.

(3)	Corporate includes items such as corporate governance costs, interest income and expense, environmental remediation expense, insurance recoveries, exploratory research and development expense, balance sheet currency translation gains and losses, any unallocated portion of shared services and certain discrete period tax items.

						Adhesives
2004			Performance	Electronic		and
(in millions)	Coatings	Monomers	Chemicals	Materials (1)	Salt	Sealants	Corporate (2)	Total

Earnings (loss) from continuing operations (3,4,5)	$212	$95	$151	$127	$49	$37	$(175)	$496

Share of affiliate earnings, net	8	—	—	3	—	3	—	14

Depreciation	87	62	86	51	70	38	25	419
Amortization	11	1	13	21	7	8	1	62

Segment assets	1,874	823	1,450	1,697	1,663	1,153	1,435	10,095
Capital additions	63	74	34	49	35	11	56	322

Notes:

(1)	In accordance with FIN 46R, “Consolidation of Variable Interest Entities”, an interpretation of ARB 51, effective January 1, 2004, we have consolidated the assets, liabilities, and results of operations of a joint venture accounted for within the Electronic Materials segment. As a result, assets for this segment have increased, and share of affiliate earnings has been reduced on a comparative basis.

(2)	Corporate includes items such as corporate governance costs, interest income and expense, environmental remediation expense, insurance recoveries, exploratory research and development expense, balance sheet currency translation gains and losses, any unallocated portion of shared services and certain discrete period tax items.

(3)	Earnings (loss) from continuing operations before cumulative effect of accounting change.

(4)	Earnings from continuing operations were taxed using our overall consolidated effective tax rate.

(5)	Prior year reclassifications have been made to conform to current year presentation.

2003			Performance	Electronic		Adhesives
(in millions)	Coatings	Monomers	Chemicals	Materials	Salt	and Sealants	Corporate (1)	Total

Earnings (loss) from continuing operations (2,3,4)	$134	$76	$61	$92	$54	$9	$(138)	$288

Share of affiliate earnings, net	8	—	—	5	—	2	—	15

Depreciation	82	61	90	46	71	35	26	411
Amortization	14	—	14	21	8	8	2	67

Segment assets (4)	1,834	711	1,500	1,604	1,673	1,170	1,019	9,511
Capital additions	54	67	40	38	27	16	97	339

Notes:

(1)	Corporate includes items such as corporate governance costs, interest income and expense, environmental remediation expense, insurance recoveries, exploratory research and development expense, balance sheet currency translation gains and losses, any unallocated portion of shared services and certain discrete period tax items.

(2)	Earnings (loss) from continuing operations before cumulative effect of accounting change.

(3)	Earnings from continuing operations were taxed using our overall consolidated effective tax rate.

(4)	Prior year reclassifications have been made to conform to current year presentation.

The table below presents sales by geographic area. Sales are attributed to the geographic location based on customer location and not on the geographic location from which goods were shipped. Long-lived assets are attributed to geographic areas based on asset location. We define long-lived assets as Land, Buildings and Equipment, Goodwill and Other Intangible Assets.

		European	Asia-Pacific
(in millions)	U.S.	Region	Region	Other	Total

2005
Net Sales	$3,803	$2,010	$1,459	$722	$7,994
Long-lived Assets	4,483	715	314	388	5,900

2004
Net Sales	$3,373	$1,917	$1,342	$668	$7,300
Long-lived Assets (1)	4,976	751	304	287	6,318

2003
Net Sales	$3,029	$1,721	$1,089	$582	$6,421
Long-lived Assets(1)	5,003	720	324	290	6,337

Notes:

(1)	Certain prior year reclassifications have been made to conform to current year presentations.

Note 9: Retirement Benefits
Qualified Pension Plans
We sponsor and contribute to pension plans that provide defined benefits to U.S. and non-U.S. employees. Pension benefits earned are generally based on years of service and compensation during active employment. The following disclosures include amounts for the U.S. and significant foreign pension plans, primarily Canada, Germany, Japan, and the United Kingdom. All of our plans have a measurement date of December 31, except for two of our Japanese plans which have measurement dates of September 30.
A summary of the net periodic expense for these plans is as follows:

(in millions)	2005		2004		2003
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Components of net periodic pension expense:
Service cost	$56	$19	$55	$16	$49	$14
Interest cost	92	32	92	28	91	23
Expected return on plan assets	(113)	(35)	(124)	(32)	(138)	(27)
Amortization of net gain existing at adoption of SFAS No. 87	—	(1)	—	(1)	—	(1)
Unrecognized prior service cost	2	1	3	1	3	—
Unrecognized net actuarial loss	25	6	8	3	—	1

Net periodic pension expense, excluding special items (1)	62	22	34	15	5	10
Settlement and curtailment losses	—	1	—	—	10	—
Special termination benefits	—	—	—	2	24	—

Special items (2)	—	1	—	2	34	—

Net periodic pension expense	$62	$23	$34	$17	$39	$10

Notes:

(1)	Amount represents traditional net periodic pension expense (income) components.

(2)	Settlement and curtailment losses (gains), and special termination benefits, which include severance and early retirement costs.
The following table sets forth the weighted average assumptions used in the calculation of net periodic pension expense:

Weighted-average assumptions used to determine net expense for the period January 1, — December 31,	2005		2004		2003
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Discount rate	5.80%	5.49%	6.25%	5.73%	6.67%	5.83%
Expected return on plan assets	8.50%	7.37%	8.50%	7.40%	8.50%	7.42%
Rate of compensation increase	4.00%	4.14%	4.00%	4.14%	4.00%	3.93%

The amount recognized in the balance sheet for our U.S. and Non-U.S. pension plans is as follows:

(in millions)	2005		2004
	U.S.	Non-U.S.	U.S.	Non-U.S.

Amounts recognized in the statement of financial position:
Prepaid pension cost	$293	$8	$230	$9
Accrued benefit liability	—	(94)	—	(86)
Intangible asset	—	5	—	5
Accumulated other comprehensive income	—	118	—	94

Net amount recognized	$293	$37	$230	$22

Our projected benefit obligation (PBO) represents the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future salary increases. The market value of plan assets fell short of our PBO by $317 million in 2005. We refer to this as our unfunded position. The amount recognized in the balance sheet reconciled to the unfunded status of the pension plans (plan assets less projected benefit obligation) is as follows:

(in millions)	2005		2004
	U.S.	Non-U.S.	U.S.	Non-U.S.

Net amount recognized	$293	$37	$230	$22
Post measurement date contributions	—	—	—	(1)
Unrecognized transition asset	—	—	—	1
Unrecognized actuarial loss	(444)	(186)	(359)	(187)
Unrecognized prior service cost	(12)	(5)	(15)	(5)

Unfunded status	$(163)	$(154)	$(144)	$(170)

The following table reflects the change in the projected benefit obligation (PBO) based on the measurement date:

(in millions)	2005		2004
	U.S.	Non-U.S.	U.S.	Non-U.S.

Change in pension benefit obligation:
Pension benefit obligation at beginning of year	$1,601	$602	$1,492	$501
Service cost, excluding expenses	56	19	50	16
Interest cost	92	32	92	28
Participant contributions	—	2	—	2
Plan amendments	—	2	—	—
Actuarial (gain) loss	109	59	118	34
Benefits paid	(109)	(25)	(151)	(20)
Acquisitions and plan transfers	—	22	—	—
Settlements	—	(6)	—	(1)
Special termination benefits	—	—	—	2
Foreign currency translation adjustment	—	(42)	—	40

Pension benefit obligation at end of year	$1,749	$665	$1,601	$602

The following table sets forth the weighted average assumptions used in the calculation of the PBO:

Weighted-average assumptions used to determine benefit obligation for years ended December 31,	2005		2004
	U.S.	Non-U.S.	U.S.	Non-U.S.

Discount rate	5.70%	4.85%	5.80%	5.50%
Rate of compensation increase	4.00%	3.91%	4.00%	4.16%

The discount rates were determined by projecting the plans’ expected future benefit payments as defined for the projected benefit obligation, discounting those expected payments using a zero-coupon spot yield curve derived from a universe of high-quality bonds (rated Aa or better by Moody’s Investor Services) as of the measurement date, and solving for the single equivalent discount rate that resulted in the same projected benefit obligation. Our calculation excluded bonds with explicit call schedules and bonds which are not frequently traded. A 1% increase in the discount rate would have decreased the net periodic benefit cost for 2005 by $39 million. A 1% decrease in the discount rate would have increased the 2005 net periodic benefit cost by $39 million.
The following table summarizes the change in the fair value of assets of the pension plans based on the measurement date:

(in millions)	2005		2004
	U.S.	Non-U.S.	U.S.	Non-U.S.

Change in plan assets:
Fair value of plan assets at beginning of year	$1,457	$432	$1,448	$378
Actual return on plan assets	113	74	168	24
Employer contribution	125	42	—	20
Participant contributions	—	2	—	2
Acquisitions and plan transfers	—	20	—	—
Settlements	—	(6)	—	(1)
Benefits paid	(109)	(25)	(151)	(20)
Administrative expenses	—	(1)	(8)	—
Foreign currency translation adjustment	—	(27)	—	29

Fair value of plan assets at end of year	$1,586	$511	$1,457	$432

To the extent the expected return on plan assets varies from the actual return, an actuarial gain or loss results. The expected return on plan asset assumption is based on our estimates of long-term returns on major asset categories, such as fixed income and equity securities, and our actual allocation of pension investment among these asset classes. In determining our long-term expected rate of return, we take into account long-term historical returns of these asset categories, historical performance of plan assets, expected value of active investment management, and the expected interest rate environment. Each 1% increase or decrease in the expected rate of return assumption would have decreased or increased the net periodic benefit expense for 2005 by $18 million.
The net assets of our defined benefit pension plans, which consist primarily of equity and debt securities, were measured at market value. Except where our equity is a component of an index fund, the plans are prohibited from holding shares of Rohm and Haas stock. The target and actual plan asset allocation at December 31, 2005 and December 31, 2004, by asset category for U.S. and the significant Non-U.S. plans are as follows:

		Percentage of Plan Assets
	Targeted %		Actual %		Targeted %		Actual %
	2005		2005		2004		2004
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Asset Category
Equity securities	67	58	66	58	66	60	68	61
Debt securities	20	35	19	33	21	32	18	33
Real Estate	7	3	8	3	7	—	7	—
Other	6	4	7	6	6	8	7	6

Total	100	100	100	100	100	100	100	100

The fiduciaries of our plans determine how investments should be allocated among asset categories after taking into account plan demographics, asset returns and acceptable levels of risk. Asset allocation targets are established based on the long-term return and volatility characteristics of the asset categories. The targeted asset category allocations recognize the benefit of diversification and the profiles of the plans’ liabilities. The plans’ assets are currently invested in a variety of funds representing most standard equity and debt security classes. Our U.S. plan investments are balanced with the goal of containing potential declines in asset values within a specified percentage and preventing negative returns over a five year period. The plans’ investment policy mandates diversification, consistent with that goal. While no significant changes in the asset allocation are expected during 2006, we are permitted to make changes at any time.
The unrecognized actuarial loss represents the actual changes in the estimated obligation and plan assets that have not been recognized in either our balance sheet or our income statement. During 2005 the plans’ total unrecognized net loss increased by $84 million. The increase in unrecognized loss is primarily due to lower discount rates for both the U.S. and Non-U.S. plans, and the adoption of the 1994 mortality table for the U.S. plans. Higher than expected actual returns on plan assets decreased the total unrecognized net loss by $39 million during 2005. Actuarial gains and losses are not recognized immediately, but instead are accumulated as a part of the unrecognized net loss balance and amortized into net periodic pension expense over the average remaining service period of participating employees as certain thresholds are met.
Because the total unrecognized net gain or loss exceeds the greater of 10% of the projected benefit obligation or 10% of the plan assets, the excess will be amortized over the average expected future working lifetime of active plan participants. As of January 1, 2005 the average expected future working lifetime of active plan participants varies by plan and is within a range of 8 to 22 years. Actual results for 2006 will depend on the 2006 actuarial valuation of the plan.
Projected benefit payments, which reflect expected future service, are as follows:

( in millions)	U.S.	Non-U.S.

2006	$106	$23
2007	114	25
2008	118	26
2009	130	28
2010	136	31
2011-2015	801	185
During the year ended December 31, 2005, we contributed $42 million to our international pension plans. These contributions were higher than the $25 million previously anticipated and disclosed in our Annual Report filed on Form 10-K for the year ended December 31, 2004 to make up for funding shortfalls in our United Kingdom pension trust. In addition, we identified an opportunity to increase the funding of our U.S. pension and other post-retirement employee benefit plans on a tax-deductible basis. Accordingly, we decided to maximize tax-deductible funding of these plans by contributing $137 million to our U.S. pension trust in October 2005. Of this total, $125 million was designated to fund pension benefits and the remaining $12 million to fund retiree health care.
We do not expect to make contributions to our U.S. plans during 2006; however we expect to contribute to our Non-U.S. plans. Funding requirements for subsequent years are uncertain and will significantly depend on changes in assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plan, and any legislative or regulatory changes affecting plan funding requirements. For tax planning, financial planning, cash flow management or cost reduction purposes the company may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.
The accumulated benefit obligation (ABO) is the actuarial present value of benefits attributed to employee service rendered to a particular date, based on current salaries. The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation levels. At a minimum, the consolidated balance sheet as of the fiscal year end should reflect an amount equal to the unfunded ABO. For several of our Non-U.S. plans, the ABO exceeded the fair value of the pension plan assets; therefore a minimum pension liability (MPL) was recorded. As of December 31, 2005, the market value of our U.S. plan assets exceeded the ABO. Therefore no minimum liability was required for the U.S. plans.

The following table shows the accumulated benefit obligation for our U.S. and Non-U.S. plans and the increase in minimum liability for our Non-U.S. plans, for 2005 and 2004, respectively:

(in millions)	2005		2004
	U.S.	Non-U.S.	U.S.	Non-U.S.

Additional information:
Pre-tax increase in minimum liability included in other comprehensive income	$—	$24	$—	$36
Accumulated benefit obligation	1,420	583	1,303	500
The increase in the additional minimum liability for our Non-U.S. plans resulted principally from the decline in the discount rate.

The following table provides information on pension plans where the ABO exceeds the value of plan assets:

(in millions)	2005		2004
	U.S.	Non-U.S.	U.S.	Non-U.S.

Plans for which accumulated benefit obligation exceeds assets:
Projected benefit obligation	$—	$(580)	$—	$(522)
Accumulated benefit obligation	—	(516)	—	(435)
Fair value of plan assets	—	423	—	349
Non-Qualified Pension Plans
We have noncontributory, unfunded pension plans that provide supplemental defined benefits primarily to U.S. employees whose benefits under the qualified pension plan are limited by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.
The unfunded status of the pension plans (plan assets less projected benefit obligation) reconciled to the amount recognized in the balance sheet is as follows:

(in millions)	2005	2004

Net amount recognized	$(91)	$(87)
Unrecognized actuarial loss	(64)	(63)
Unrecognized prior service cost	(1)	(2)

Unfunded status	$(156)	$(152)

The following disclosures include net periodic pension cost for both the U.S. and Canadian non-qualified pension plans:

(in millions)	2005	2004	2003

Components of net periodic pension expense:
Service cost	$2	$1	$1
Interest cost	9	9	9
Unrecognized prior service cost	1	1	1
Other amortization, net	4	4	3

Net periodic pension expense	$16	$15	$14

The following table sets forth the weighted average assumptions used in the calculation of net periodic pension expense:

Weighted-average assumptions used to determine net expense for the period January 1, — December 31,	2005	2004	2003

Discount rate	5.80%	6.25%	6.67%
Rate of compensation increase	4.00%	4.00%	4.00%
All of our non-qualified pension plans have a measurement date of December 31.
The following table reflects the change in the PBO based on the measurement date:

(in millions)	2005	2004

Change in pension benefit obligation:
Pension benefit obligation at beginning of year	$152	$132
Service cost, excluding expenses	2	1
Interest cost	9	9
Actuarial loss	5	21
Benefits paid	(12)	(11)

Pension benefit obligation at end of year	$156	$152

The following table sets forth the weighted average assumptions used in the calculation of the PBO:

Weighted-average assumptions used to determine benefit obligation for years ended December 31,	2005	2004

Discount rate	5.70%	5.80%
Rate of compensation increase	4.00%	4.00%
The following table summarizes the change in fair value of assets of the pension plans based on the measurement date:

(in millions)	2005	2004

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	12	11
Benefits paid	(12)	(11)

Fair value of plan assets at end of year	$—	$—

We have a non-qualified trust, referred to as a “rabbi” trust, to fund benefit payments under our non-qualified U.S. pension plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as corporate assets and are classified as other non-current assets. Assets held in trust at December 31, 2005 and 2004 totaled $63 million and $59 million, respectively.

Non-qualified plan contributions, which reflect expected future service, are as follows:

(in millions)	Total

2006	$10
2007	10
2008	10
2009	11
2010	11
2011-2015	59
The amounts recognized in the balance sheet for the years ended December 31, were as follows:

(in millions)	2005	2004

Amounts recognized in the statement of financial position:
Accrued benefit liability	$(144)	$(143)
Intangible asset	1	2
Accumulated other comprehensive income	52	54

Net amount recognized	$(91)	$(87)

The ABO of the non-qualified plans is $144 million and $143 million as of December 31, 2005 and 2004, respectively.
We recorded a $2 million credit to other comprehensive loss for 2005 representing the change in the plans’ additional minimum liability, compared to a charge to other comprehensive loss of $13 million for 2004.
In 1997, we instituted a non-qualified savings plan for eligible employees in the U.S. The purpose of the plan is to provide additional retirement savings benefits beyond the otherwise determined savings benefits provided by the Rohm and Haas Company Employee Stock Ownership and Savings Plan (“the Savings Plan”). See Note 22 for more information on the Savings Plan. Each participant’s non-qualified savings plan contributions are notionally invested in the same investment funds as the participant has elected for investment in his or her Savings Plan account. For most participants, we contribute a notional amount equal to 60% of the first 6% of the amount contributed by the participant. Our matching contributions are allocated to deferred stock units. At the time of distribution, each deferred stock unit is distributed as one share of Rohm and Haas Company common stock. We recorded expense of $3 million, $1 million, and $2 million in 2005, 2004 and 2003, respectively for the non-qualified savings plan.
Other Postretirement Benefits
We provide health care and life insurance benefits under numerous plans for substantially all of our domestic retired employees, for which we are self-insured. Most retirees are required to contribute toward the cost of such coverage. We also provide health care and life insurance benefits to some Non-U.S. retirees primarily in France and Canada.
The following disclosures include amounts for both the U.S. and significant Non-U.S. postretirement plans:

(in millions)	2005	2004	2003

Components of net periodic postretirement cost:
Service cost	$5	$5	$4
Interest cost	26	28	29
Net amortization	(1)	(2)	(2)

Net periodic postretirement cost	$30	$31	$31

The following table sets forth the weighted average assumptions used in the calculation of net periodic postretirement expense for the U.S. plans:

	2005	2004	2003

Weighted-average assumptions for annual expense:
Discount rate	5.60%	6.25%	6.67%
Health care cost trend rate (current rate)	10.00%	10.00%	11.00%
Health care cost trend rate (ultimate rate)	5.00%	5.00%	5.00%
Health care cost trend rate (year ultimate rate reached)	2010	2009	2009
Different discount rates and trend rates are used for Non-U.S. plans, which account for approximately 13% of the total benefit obligation as of December 31, 2005.
All of our postretirement benefit plans have a measurement date of December 31.
The following table reflects the change in the postretirement benefit obligation based on the measurement date:

(in millions)	2005	2004

Change in postretirement benefit obligation:
Benefit obligation at beginning of year	$497	$464
Service cost	5	5
Interest cost	26	28
Contributions	16	17
Actuarial loss	21	49
Medicare Part D subsidy	(24)	(11)
Benefits paid	(55)	(58)
Foreign currency translation adjustment	—	3

Benefit obligation at end of year	486	497
Plan assets	12	—

Unfunded status	(474)	(497)
Unrecognized prior service cost	(12)	(15)
Unrecognized actuarial loss	63	67

Total accrued postretirement benefit obligation	$(423)	$(445)

The following table sets forth the weighted average assumptions used in the calculation of the postretirement benefit obligation:

	2005	2004	2003

Weighted-average assumptions for year-end APBO:
Discount rate	5.60%	5.60%	6.25%
Health care cost trend rate (current rate)	9.00%	10.00%	10.00%
Health care cost trend rate (ultimate rate)	5.00%	5.00%	5.00%
Health care cost trend rate (year ultimate rate reached)	2010	2010	2009
The U.S. benefit obligation as of December 31, 2005 is based on a health care cost trend rate of 9% declining annually in 1% increments to a long-term rate of 5%. Different discount rates and trend rates are used for Non-U.S. plans, which account for approximately 13% of the total benefit obligation as of December 31, 2005. The U.S. plan generally limits our per-capita cost to double the 1992 cost. Different cost limits apply to some groups of participants, and there are some retirees to whom the limits do not apply. The limits greatly reduce the impact of health care cost trend rates on the benefit obligation and expense.

A one-percentage-point change in assumed health care cost trend rates would have approximately the following effects:

	1-Percentage Point		1-Percentage Point
	Increase		Decrease
(in millions)	2005	2004	2005	2004

Effect on total of service and interest cost components	$1	$1	$(1)	$—
Effect on postretirement benefit obligation	12	12	(9)	(9)
In May 2004, the Financial Accounting Standards Board issued FASB Staff Position (FSP) FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act), which provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. The effect of the subsidy has reduced our 2005 accumulated postretirement benefit obligation by approximately $37 million and has reduced our annual benefit expenses by $4 million. Our estimates assume that our plans with defined dollar caps will be eligible for the subsidy until 2019.
Projected benefit payments for our U.S. and Non-U.S. plans, which reflect expected future service are as follows:

	Total net benefit
	payments before	Estimated amount
	Medicare Part D	of Medicare Part D
(in millions)	subsidy	subsidy

2006	$45	$3
2007	45	3
2008	44	4
2009	43	4
2010	42	4
2011-2015	198	21
Note 10: Employee Benefits

(in millions)	2005	2004

Postretirement health care and life insurance benefits	$388	$400
Unfunded supplemental pension plan	131	133
Long-term disability benefit costs	40	36
Foreign pension liabilities	94	86
Other	50	51

Total	$703	$706

See Note 9 for more information on pension and postretirement health care benefits.
Note 11: Restricted Cash
Restricted cash represents investments in cash equivalents through a trust designed to meet financial assurance requirements of U.S., state and local environmental agencies with respect to plant operations. These requirements are based on an annual assessment of our net worth. Because we have met the specified requirements, most authorities have released the restrictions and only $4 million remained at December 31, 2005, down from $49 million at December 31, 2004.

Note 12: Receivables, net

(in millions)	2005	2004

Customers	$1,330	$1,322
Affiliates	30	17
Employees	5	8
Other	188	171

	1,553	1,518
Less: allowance for doubtful accounts	46	49

Total	$1,507	$1,469

Employee receivables are primarily comprised of relocation and education reimbursements for our employees.
Note 13: Inventories
Inventories consist of the following:

(in millions)	2005	2004

Finished products and work in process	$666	$685
Raw materials	117	117
Supplies	42	39

Total	$825	$841

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) inventory method for domestic inventories, which approximates 50% of the total inventory balance. The remainder is determined by the first-in, first-out (FIFO) method. The excess of replacement cost over the value of inventories based upon the LIFO method was $124 million and $97 million at December 31, 2005 and 2004, respectively. This increase is attributable to the significant increase in many of our raw material costs, particularly in the Monomers business. Liquidation of prior years’ LIFO inventory layers did not materially affect cost of goods sold in 2005, 2004 or 2003.
Note 14: Prepaid Expenses and Other Current Assets

(in millions)	2005	2004

Deferred tax assets	$202	$172
Prepaid expenses	81	62
Other current assets	20	29

Total	$303	$263

Note 15: Land, Buildings and Equipment, net

(in millions)	2005	2004

Land	$139	$141
Buildings and improvements	1,683	1,744
Machinery and equipment	5,570	5,656
Capitalized interest	329	320
Construction in progress	168	166

	7,889	8,027
Less: Accumulated depreciation	5,208	5,098

Total	$2,681	$2,929

The principal lives (in years) used in determining depreciation rates of various assets are: buildings and improvements (10-50); machinery and equipment (5-20); automobiles, trucks and tank cars (3-10); furniture and fixtures, laboratory equipment and other assets (5-10); capitalized software (5-7). The principle life used in determining the depreciation rate for leasehold improvements is the years remaining in the lease term or the useful life (in years) of the asset, whichever is shorter.
Gross book values of assets depreciated by accelerated methods totaled $688 million and $806 million at December 31, 2005 and 2004, respectively. Assets depreciated by the straight-line method totaled $6,894 million and $6,914 million at December 31, 2005 and 2004, respectively.
In 2005, 2004 and 2003 respectively, interest costs of $9 million, $10 million and $18 million were capitalized. Amortization of such capitalized costs included in depreciation expense was $14 million, $15 million and $15 million in 2005, 2004 and 2003, respectively.
Depreciation expense was $422 million, $419 million and $411 million in 2005, 2004 and 2003, respectively.

Note 16: Goodwill and Other Intangible Assets, net
Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004, by business segment, are as follows:

					Adhesives
		Performance		Electronic	and
(in millions)	Coatings	Chemicals	Monomers	Materials	Sealants	Salt	Total

Balance as of January 1, 2004 (1)	$320	$177	$18	$319	$468	$360	$1,662
Goodwill related to acquisitions (2)	—	—	11	3	—	—	14
Currency effects (3)	3	7	—	—	3	—	13
Opening balance sheet adjustments (4)	(6)	(4)	—	(5)	—	(3)	(18)
Consolidation of JV (5)	—	—	—	53	—	—	53
Balance as of December 31, 2004 (1)	$317	$180	$29	$370	$471	$357	$1,724
Goodwill related to acquisitions (2)	—	6	—	11	—	—	17
Currency effects (3)	(8)	(12)	—	(2)	(10)	(1)	(33)
Opening balance sheet adjustments (4)	(21)	(18)	—	(17)	(23)	(28)	(107)

Balance as of December 31, 2005	$288	$156	$29	$362	$438	$328	$1,601

(1)	Certain prior year balances have been reclassified to conform to the current year presentation.

(2)	Goodwill related to acquisitions is due to the following: $11.0 million and $3.0 million, respectively, Electronic Materials — buyback of additional shares of CMPT; $6.0 million — Performance Chemicals acquisition of joint venture; $11.0 million-Monomers — European Monomer acquisition.

(3)	Certain goodwill amounts are denominated in foreign currencies and are translated using the appropriate U.S. dollar exchange rate.

(4)	Primarily relates to adjustments to opening balance sheet liabilities due to the favorable resolution of tax audits resulting in the reduction of opening balance sheet tax reserves and valuation allowances.

(5)	Represents the amount of goodwill resulting from the consolidation of a joint venture under FIN 46R. See Note 1 to the Consolidated Financial Statements.

Intangible Assets
SFAS No. 142 established two broad categories of intangible assets: finite-lived intangible assets, which are subject to amortization; and indefinite-lived intangible assets, which are not subject to amortization.
The following table provides information regarding our intangible assets:

	At December 31, 2005			At December 31, 2004
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(in millions)	Amount	Amortization	Net	Amount	Amortization	Net

Finite-lived Intangibles:
Customer list	$970	$(162)	$808	$976	$(138)	$838
Trade name	158	(29)	129	163	(30)	133
Developed technology	400	(155)	245	400	(131)	269
Patents, license agreements and other	160	(99)	61	160	(91)	69

	1,688	(445)	1,243	1,699	(390)	1,309

Indefinite-lived Intangibles:
Trade name	328	(23)	305	318	(20)	298
Strategic location (1)	75	(5)	70	62	(4)	58

	403	(28)	375	380	(24)	356

Total	$2,091	$(473)	$1,618	$2,079	$(414)	$1,665

(1)	Strategic location is a specific customer-related asset that recognizes the intangible value of our supply source in relation to a customer’s location.
Certain of our intangible assets are denominated in foreign currencies and are translated using the appropriate U.S. dollar exchange rate. During the first quarter of 2005, we discovered inaccuracies in the methodology being used to translate foreign currency denominated assets, related to our purchase of Morton International, Inc., into U.S. dollars. As a result, currency translation adjustments related to these assets were understated and we recorded a $33 million increase to our cumulative translation adjustment account, a component of accumulated other comprehensive income. The impact to intangible assets was an $82 million increase to the gross carrying amount and a $(12) million increase to accumulated amortization. For the year ended December 31, 2005, the currency translation adjustment recorded to the gross carrying amount and accumulated amortization was $(29) million and $4 million, respectively.
In 2005, we recorded $29 million, respectively to adjust the carrying value of certain finite-lived intangible assets to their fair values in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” These charges were recorded in the Provision for Restructuring and Asset Impairments in the Consolidated Statement of Operations. See Note 3: Restructuring and Asset Impairments for additional information on the impairments.
Annual SFAS No. 142 Impairment Review
In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to perform, at a reporting unit level, an annual impairment review of goodwill and indefinite-lived intangible assets, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For purposes of this review, we primarily utilize discounted cash flow analyses for estimating the fair value of the reporting units. We completed our annual recoverability review as of May 31, 2005, 2004 and 2003, and determined that goodwill and indefinite-lived intangible assets were fully recoverable as of these dates.

SFAS No. 144 Impairment Review
Finite-lived intangible assets are amortized over their estimated useful lives and are reviewed for impairment whenever changes in circumstances indicate the carrying value may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
Amortization expense for finite-lived intangible assets was $59 million and $62 million for the year ended December 31, 2005 and 2004, respectively. Future amortization expense is estimated to be $58 million for the year 2006 and $57 million for each of the subsequent four years.
Note 17: Other Assets

(in millions)	2005	2004

Prepaid pension cost (see Note 9)	$301	$239
Rabbi trust assets (see Note 9)	63	59
Insurance receivables	28	28
Deferred tax assets (see Note 7)	28	8
Other employee benefit assets	21	24
Fair market value of interest rate swaps (see Note 5)	1	4
Other non-current assets	34	27

Total	$476	$389

Note 18: Borrowings
Short-Term Obligations

(in millions)	2005	2004

Other short-term borrowings	$110	$66
Current portion of long-term debt	11	11

Total	$121	$77

Generally, our short-term borrowings consist of bank loans with an original maturity of twelve months or less. As of December 31, 2005, we had uncommitted credit arrangements with financial institutions to provide local credit facilities to our foreign subsidiaries for working capital needs. At December 31, 2005 and 2004, $88 million and $64 million, respectively, were outstanding under such arrangements. The weighted-average interest rate of short-term borrowings was 5.2% and 4.6% at December 31, 2005 and 2004, respectively.
In November of 2003 and September of 2004, we entered into three-year receivables securitization agreements under which two of our operating subsidiaries in Japan sell a defined pool of trade accounts receivable without recourse to an unrelated third party financier who purchases and receives ownership interest and the risk of credit loss in those receivables. The transfers qualify for sales treatment under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The utilized balance under the receivables securitization agreements, $18 million and $21 million at December 31, 2005 and 2004, respectively, is not included in debt on the Consolidated Balance Sheets but rather is reflected as a reduction of receivables. Amounts sold related to these agreements totaled $75 million and $57 million in 2005 and 2004, respectively. The maximum availability under these agreements is $45 million. We continue to retain collection and administrative responsibilities in the receivables. When the third party financier sells the receivables, the associated discount is accounted for as a loss on the sale of receivables and has been included in other expense in the Consolidated Statements of Operations. This discount was immaterial in 2005, 2004 and 2003. Due to the short-term nature of the non-interest bearing receivables sold, changes to the key assumptions would not materially impact the recorded loss on the sale of receivables.

Long-Term Debt and Other Financing Arrangements
The following table illustrates the carrying value of long-term debt included in the Consolidated Balance Sheets at December 31, 2005 and 2004.

(in millions)	Currency	Maturities	2005	2004

6.0% notes	Euro	2007	$190	$544
TIBOR(1) plus 0.45% notes	Japanese Yen	2007	59	68
TIBOR(1) plus 0.45% notes	Japanese Yen	2008	70	—
7.40% notes	U.S. Dollar	2009	100	500
8.74% obligation	U.S. Dollar	2012	21	24
3.50% notes	Euro	2012	285	—
9.65% debentures	U.S. Dollar	2020	145	145
9.80% notes	U.S. Dollar	2020	98	105
7.85% debentures	U.S. Dollar	2029	882	882
3.50% notes	Japanese Yen	2032	170	195
Fair market value adjustments			29	61
Other			36	50

			2,085	2,574
Less: current portion			11	11

Total			$2,074	$2,563

Note:

(1)	Six-month Tokyo Interbank Offered Rate (“TIBOR”)
In March 2005, we retired $400 million of our 7.4% notes due in 2009. The retirement resulted in a loss of $17 million. In December 2003, we retired $451 million of 6.95% notes due in July 2004. This debt retirement resulted in a loss of $4 million.
In July 2005, we issued 8.25 billion of Japanese Yen-denominated variable rate notes ($70 million at December 31, 2005) due in July 2008. The interest rate is set semi-annually in January and July at the six-month TIBOR plus 0.45%. Interest is paid semi-annually in January and July.
On September 19, 2005, we completed an exchange offer to existing holders of our €400 million 6.0% Euro-denominated notes due March 9, 2007. As a result of the exchange offer, €240 million of the 6.0% Euro notes, were exchanged for €253 million 3.5% Euro-denominated notes due September 19, 2012. The transaction was accounted for as an exchange of debt under EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, and therefore no gain or loss was recognized. Costs of approximately $1 million associated with the exchange were expensed during the third quarter. The 3.5% Euro notes will initially be recorded at €240 million ($284 million at December 31, 2005) (a discount of €13 million) and subject to accretion up to the €253 million principal value over the time through maturity.
The 3.50% Japanese Yen notes issued in February 2002 are callable annually after March 2012.
The 9.65% debentures due 2020, previously issued by Morton International, Inc., are credit-sensitive unsecured obligations (Debentures). The coupon interest rate on the Debentures is subject to adjustment upon changes in the debt rating of the Debentures as determined by Standard and Poor’s Corporation or Moody’s Investors Service. Upon acquiring Morton International, Inc., we recorded a fair market value adjustment on the Debentures, which is being amortized ratably over the remaining life of the Debentures. The remaining amount of this adjustment amounted to $19 million in 2005 and $20 million in 2004.
The remaining fair market value adjustments result from changes in the carrying amounts of certain fixed-rate borrowings that have been designated as being hedged. Of the $10 million in 2005, $1 million relates to outstanding interest rate swaps and $9 million relates to settled interest rate swaps on outstanding debt. Of the $41 million in 2004, $4 million relates to outstanding interest rate swaps and $37 million relates to settled interest rate swaps on outstanding debt. The proceeds from the settlement of interest rate swaps are recognized as reductions of interest expense over the remaining maturity of the related hedged debt. The primary reason for the reduction in the unamortized interest rate swap proceeds is due to the retirement of the $400 million 7.4% notes which resulted in the recognition of approximately $28 million of these proceeds.

We have a revolving credit facility of $500 million, which expires December 2010, that is maintained for general corporate purposes including support for any future issuance of commercial paper. The commitment was unused at December 31, 2005 and 2004. No compensating balance is required for this revolving credit agreement. Our revolving credit and other loan agreements require that earnings before interest, taxes, depreciation and amortization, excluding certain items, exceed 3.5 times consolidated interest expense on a rolling four-quarter basis. There are no restrictions on the payment of dividends.
At December 31, 2005, we had outstanding letters of credit totaling approximately $43 million issued primarily in support of self-insurance, environmental and tax-related activities. There were no draw downs under these letters of credit.
The aggregate amount of long-term debt maturing in each of the next five years is $11 million in 2006, $329 million in 2007, $11 million in 2008, $116 million in 2009, and $13 million in 2010.
During 2005, 2004 and 2003, we made interest payments, net of capitalized interest, of $147 million, $139 million, and $143 million, respectively.
As of December 31, 2005, we were in compliance with all of our debt covenants.
Note 19: Accrued Liabilities

(in millions)	2005	2004

Salaries and wages	$200	$212
Interest	53	82
Sales incentive programs and other selling accruals	79	80
Taxes, other than income taxes	83	82
Employee benefits	88	95
Reserve for restructuring (see Note 3)	42	55
Insurance and legal	9	15
Marketing and sales promotion	14	14
Reserve for environmental remediation (see Note 26)	36	33
Other	159	171

Total	$763	$839

Note 20: Other Liabilities

(in millions)	2005	2004

Reserves for environmental remediation (see Note 26)	$111	$104
Deferred revenue on supply contracts	46	49
Legal contingencies	42	41
Asset retirement obligations	14	14
Other	28	18

Total	$241	$226

Our asset retirement obligations are primarily associated with the following: 1) the capping of certain brine and gas wells used by our Salt segment for the production of various products; and 2) the contractual requirement to remove or dismantle certain leasehold improvements at the end of the lease term.

(in millions)

Balance as of January 1, 2003	$14
Liabilities settled	(2)
Accretion expense	1
Currency effects	1
Revisions in estimated cash flows	(1)

Balance as of December 31, 2003	$13

Liabilities settled	(1)
Accretion expense	1
Currency effects	1
Revisions in estimated cash flows	—

Balance as of December 31, 2004	$14

Liabilities settled	—
Accretion expense	1
Currency effects	—
Revisions in estimated cash flows	(1)

Balance as of December 31, 2005	$14

The liability for certain asset retirement obligations cannot currently be measured as the retirement dates are not yet determinable. We will recognize the liability when sufficient information exists to estimate a range of potential dates.
Note 21: Earnings Per Share
The reconciliation from basic to diluted earnings per share is as follows:

	Earnings	Shares	Per Share
(in millions, except per share amounts)	(Numerator)	(Denominator)	Amount

2005
Net earnings available to stockholders	$637	221.9	$2.87
Dilutive effect of options (1)		2.0

Diluted earnings per share	$637	223.9	$2.85

2004
Net earnings available to stockholders	$497	222.9	$2.23
Dilutive effect of options (1)		1.3

Diluted earnings per share	$497	224.2	$2.22

2003
Net earnings available to stockholders	$280	221.5	$1.26
Dilutive effect of options (1)		0.9

Diluted earnings per share	$280	222.4	$1.26

Note:
(1)	There were approximately 0.7 million shares, 1.2 million shares and 5.5 million shares in 2005, 2004 and 2003, respectively, attributable to stock options that were excluded from the calculation of diluted earnings per share as the exercise price of the stock options was greater than the average market price.

Note 22: Stockholders’ Equity
We have an employee stock ownership and savings plan (“the Savings Plan”) where eligible employees may contribute up to 50% of qualified before-tax pay and up to 19% of after-tax pay to the Savings Plan, subject to the annual limit set by the IRS. We match the first 6% of the salary contributed at 60 cents on the dollar. We provide for the Savings Plan matching contributions with common shares through a leveraged Employee Stock Ownership Plan (ESOP). We have elected to continue to account for the Savings Plan based on Statement of Position 76-3, “Accounting Practices for Certain Employee Stock Ownership Plans” as permitted by AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.”
The ESOP purchased 18.9 million shares (split adjusted) of our common stock in 1990. The 18.9 million shares will decline over the 30-year life of the ESOP as shares are allocated to employee savings plan member accounts. We financed this purchase by borrowing $150 million at a 9.8% rate for 30 years, plus funds from other sources, which were loaned to the ESOP trust with payments guaranteed by us. The ESOP trust funds annual loan payments of $20 million, which include principal and interest, from interest earnings on cash balances and common dividends on shares not yet allocated to participants, common dividends on certain allocated shares and company cash contributions. Interest expense recorded by the ESOP trust related to annual loan payments totaled $15 million, $16 million and $16 million in 2005, 2004 and 2003, respectively.
Dividends paid on ESOP shares used as a source of funds for the ESOP financing obligation were $16 million, $15 million and $13 million, in 2005, 2004 and 2003, respectively. These dividends were recorded net of the related U.S. tax benefits. We contributed cash of $4 million, $5 million and $7 million in 2005, 2004 and 2003, respectively. The number of ESOP shares not allocated to plan members at December 31, 2005, 2004 and 2003 were 9.2 million, 9.8 million and 10.5 million, respectively. All shares not allocated to plan members are considered outstanding for purposes of computing basic and diluted EPS.
We recorded compensation expense for the Savings Plan of $6 million, $6 million and $7 million in 2005, 2004 and 2003, respectively, for ESOP shares allocated to plan members. We expect to record annual compensation expense of approximately this amount over the next 15 years as the remaining $151 million of ESOP shares are allocated to plan members. The allocation of shares from the ESOP is expected to fund a substantial portion of our future obligation to match employees’ savings plan contributions as the market price of Rohm and Haas stock appreciates. However, if the stock price does not appreciate, we would need to make additional contributions.
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
In December 2004, our Board of Directors authorized the repurchase of up to $1 billion of our common stock through 2008, with the timing of the purchases depending on market conditions and other priorities for cash. During 2005, we repurchased 6 million shares at a cost of $273 million.

Note 23: Stock Compensation Plans
We have various stock-based compensation plans for directors, executives and employees. The majority of our stock-based compensation grants through 2005 were made in restricted stock, restricted stock units and non-qualified stock options. Prior to 2003, we accounted for these plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense was recognized for stock options. Effective January 1, 2003, we prospectively adopted the fair value method of recording stock-based compensation as defined in SFAS No. 123, “Accounting for Stock-Based Compensation.” As a result, we began to expense the fair value of stock options that were awarded to employees after January 1, 2003. Total compensation expense recognized in the Consolidated Statement of Operations for stock options was $13 million, $6 million and $3 million in 2005, 2004 and 2003, respectively.
On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” FASB Statement No. 123 revised (the Statement) requires all share-based payments to employees including grants of employee stock options to be recognized in the financial statements based on their fair values. The Statement is effective for public companies at the first interim of an annual period beginning after June 15, 2005. We will adopt the provisions of the Statement on January 1, 2006 and the impact of the Statement on our financial statements is not expected to be material.
During the first quarter of 2005, we became aware of a provision of SFAS No. 123, “Accounting for Stock-Based Compensation,” which resulted in an acceleration of our stock-based compensation for retirement eligible employees where our plans provide for immediate vesting of stock-based compensation upon their retirement. This resulted in approximately $21 million (pre-tax) in higher than expected selling and administrative expense for the quarter ended March 31, 2005, of which $12 million related to prior periods.
All employee stock option and restricted stock awards are expensed over their respective vesting periods, which are typically three years for stock options and three to five years for restricted stock awards. The value of compensation expense is equal to the fair value on the date of grant. We calculate the fair value of stock options utilizing the Black-Scholes fair value model. The fair value of restricted stock awards is equal to the average of the high and low price of Rohm and Haas Company shares on the date of grant. Total compensation expense recognized for restricted stock awards was $32 million, $14 million and $9 million in 2005, 2004 and 2003, respectively.
1999 Stock Plan
Under this plan, as amended in 2001 and 2004, we may grant as options or restricted stock up to 29 million shares of common stock with no more than 3 million of these shares granted to any employee as options over a five-year period. No more than 50% of the shares in this plan can be issued as restricted stock. Awards under this plan may be granted to our employees and directors. Options granted under this plan in 2005, 2004 and 2003 were granted at the fair market value on the date of grant and generally vest over three years expiring within 10 years of the grant date. Restricted stock awards issued in 2005 totaled 555,160 at a weighted average grant-date fair value of $47.82 per share. As of December 31, 2005, approximately 16 million shares were issuable under this plan.
Non-Employee Directors’ Stock Plans of 1997 and 2005
Under the 1997 Non-Employee Directors’ Stock Plan, directors receive half of their annual retainer in deferred stock. Each share of deferred stock represents the right to receive one share of our common stock upon leaving the board. Directors may also elect to defer all or part of their cash compensation into deferred stock. Annual compensation expense is recorded equal to the number of deferred stock shares awarded multiplied by the market value of our common stock on the date of award. Additionally, directors receive dividend equivalents on each share of deferred stock, payable in deferred stock, equal to the dividend paid on a share of common stock. As a result of provisions of the “American Jobs Creation Act of 2004” enacted in November 2004, we replaced the Non-Employee Directors’ Stock Plan of 1997 with a new plan which was approved by the stockholders at the May 2005 Annual Meeting of Stockholders. The new plan has the provisions required by this legislation but otherwise has the same terms as the old plan.
Rohm and Haas Company Non-Qualified Savings Plan
Under this plan, as amended in 2005, employees above a certain level can add to their retirement savings by deferring compensation into the plan. We match 60% of participant’s contributions, up to 6% of the participant’s compensation in Rohm and Haas Stock Units that are rights to acquire shares of Rohm and Haas Company common stock. Participants can also make an irrevocable election to convert restricted stock on which restrictions are about to lapse into Rohm and Haas Stock Units. We do not match these elections. Due to the adoption of the “American Jobs Creation Act of 2004,”enacted in November 2004, we replaced the Rohm and Haas Company Non-Qualified Savings Plan with a new plan, which was approved by the stockholders at the May 2005 Annual Meeting of Stockholders. The new plan has the provisions required by this legislation but otherwise has the same terms as the old plan.
A summary of our stock options as of December 31 is presented below:

	2005		2004		2003
		Weighted		Weighted Average		Weighted
		Average Exercise		Exercise	Shares	Average
	Shares (000s)	Price	Shares (000s)	Price	(000s)	Exercise Price

Outstanding at beginning of year	10,231	$35.30	11,246	$34.29	11,519	$34.18
Granted	705	48.60	737	40.20	1,220	28.94
Forfeited	(108)	40.03	(163)	36.62	(301)	37.27
Exercised	(2,404)	33.99	(1,589)	30.27	(1,192)	27.01
Outstanding at year-end	8,424	36.73	10,231	35.30	11,246	34.29

Options exercisable at year-end	7,036	$35.80	7,541	$34.90	6,713	$33.64

Weighted-average fair value options granted during the year		$13.84		$12.08		$8.11
The Black-Scholes option-pricing model was used to estimate the fair value for each grant made under the Rohm and Haas plan during the year. The following are the weighted-average assumptions used for all shares granted in the years indicated:

	2005	2004	2003

Dividend yield	1.83%	2.24%	2.84%
Volatility	30.47	33.85	34.48
Risk-free interest rate	4.08	3.32	3.08
Expected life	5 years	6 years	6 years
The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

	Options Outstanding		Options Exercisable
		Weighted-Average
Range of	Number	Remaining Life	Weighted-Average	Number	Weighted-Average
Exercise Prices	Outstanding (000s)	(Years)	Exercise Price	Exercisable (000s)	Exercise Price

$18-27	398	2	$25.10	398	$25.10
27-36	2,913	5	31.39	2,585	31.70
36-45	5,113	6	40.68	4,053	39.46

Note 24: Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

(in millions)	2005	2004	2003

Cumulative translation adjustments	$12	$25	$22
Minimum pension liability adjustments	(122)	(101)	(71)
Net gain (loss) on derivative instruments	5	(4)	(3)

Accumulated other comprehensive loss	$(105)	$(80)	$(52)

Note 25: Leases
We lease certain properties and equipment used in our operations, primarily under operating leases. Most lease agreements require minimum lease payments plus a contingent rental based upon equipment usage and escalation factors. Total net rental expense incurred under operating leases amounted to $78 million, $81 million and $70 million in 2005, 2004 and 2003, respectively.
Total future minimum lease payments under the terms of non-cancelable operating leases are as follows:

(in millions)

2006	$62
2007	47
2008	31
2009	21
2010	16
Thereafter	34
Note 26: Contingent Liabilities, Guarantees and Commitments
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

Reserves for environmental remediation that we believe to be probable and estimable are recorded appropriately as current and long-term liabilities in the Consolidated Balance Sheets. The amounts charged to pre-tax earnings for environmental remediation and related charges are included in cost of goods sold and are presented below:

(in millions)	Balance

December 31, 2003	$127
Amounts charged to earnings	30
Spending	(20)

December 31, 2004	$137
Amounts charged to earnings	38
Spending	(28)

December 31, 2005	$147

In addition to accrued environmental liabilities, there are costs which have not met the definition of probable, and accordingly, are not recorded in the Consolidated Balance Sheets. We have identified reasonably possible loss contingencies related to environmental matters of approximately $110 million, $80 million and $84 million at December 31, 2005, 2004 and 2003, respectively.

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

Except as noted below, we believe that these matters, when ultimately resolved, which may be over an extended period of time, will not have a material adverse effect on our consolidated financial position, but could have a material adverse effect on consolidated results of operations or cash flows in any given period.

Our significant sites are described in more detail below.

➢	Wood-Ridge/Berry’s Creek

The Wood-Ridge, New Jersey, site (“Site”), and Berry’s Creek, which runs past this Site, are areas of environmental significance to the company. The Site is the location of a former mercury processing plant acquired many years ago by a company later acquired by Morton International, Inc. (“Morton”). Morton and Velsicol Chemical Corporation (“Velsicol”) have been held jointly and severally liable for the cost of remediation of the Site. As of the date we acquired Morton, Morton disclosed and accrued for certain ongoing studies related to the Site. In our allocation of the purchase price of Morton, we accrued for additional study costs and additional remediation costs based on the ongoing studies. We have submitted a feasibility study of various remedial alternatives, and we expect the New Jersey Department of Environmental Protection, in consultation with EPA Region 2, to select a remedy for the Site in 2006. Our exposure at the Site will depend, in part, on the results of attempts to obtain contributions from others believed to share responsibility, and, in part, on the remedy selected for the Site. Velsicol’s liabilities for Site response costs will be addressed through a bankruptcy trust fund established under a court-approved settlement among Velsicol, Fruit-of-the-Loom, Inc. (its indemnitor) and other parties, including the government.

With regard to Berry’s Creek, and the surrounding wetlands, we understand that the EPA intends to finalize a study framework document, calling for a broad scope investigation of risks posed by contamination in Berry’s Creek, and to require a large group of PRPs to perform this study. Performance of this study is expected to take at least six years to complete. Today, there is much uncertainty as to what will be required to address Berry’s Creek, but investigation and cleanup costs, as well as potential resource damage assessments, could be very high and our share of these costs could possibly be material to the results of our operations, cash flows and consolidated financial position.

➢	Moss Point

During 1996, the EPA notified Morton of possible irregularities in water discharge monitoring reports filed by its Moss Point, Mississippi plant in early 1995. Morton investigated and identified other environmental issues at the plant. Although at the date of acquisition Morton had accrued for some remediation and legal costs, we revised these accruals as part of the allocation of the purchase price of Morton based on our discussions with the authorities and on the information available as of June 30, 2000. In 2000, we reached agreement with the EPA, the Department of Justice and the State of Mississippi, resolving these historical environmental issues. The agreement received court approval in early 2001. The accruals established for this matter were sufficient to cover the costs of the settlement. All operations at this Moss Point facility have now been terminated. Environmental investigation and interim remedial measures are proceeding pursuant to the court approved agreement. As a part of this agreement, 23 of the former Morton chemical facilities were subject to environmental audit by an independent consultant. Morton satisfied all audit issues with a payment of $900,000 to EPA.

In December 2002, a complaint was filed in Mississippi on behalf of over 700 plaintiffs against Morton, Rohm and Haas, Joseph Magazzu, a former Morton employee, and the Mississippi Department of Environmental Quality alleging personal injury and property damage caused by environmental contamination. On April 7, 2005, this complaint was dismissed, without prejudice, with respect to all the plaintiffs. Similar complaints filed in Mississippi on behalf of approximately 1,800 other plaintiffs are pending. These are individual plaintiffs since Mississippi procedural rules do not permit class actions. At this time, we see no basis for these claims and we are vigorously defending these cases.

➢	Paterson

We closed the former Morton plant at Paterson, New Jersey in December 2001, and are currently undertaking remediation of the site under New Jersey’s Industrial Site Recovery Act. We removed contaminated soil from the site and we are now constructing an on-site remediation system for residual soil and groundwater contamination. Off site, investigation of contamination of shallow soils and groundwater is ongoing.

➢	Picillo

In January 2006, we participated in a binding arbitration to resolve contribution claims against us by a group of companies performing remediation of the Picillo Superfund site in Rhode Island. We await the arbitrator’s decision.

➢	Martin Aaron Superfund Site

Rohm and Haas is a PRP at this Camden, New Jersey former drum recycling site. The company is participating in a PRP group which is working on cost allocation issues, identifying additional PRPs, and commenting on EPA technical reports. US EPA Region 2 has issued a Record of Decision (ROD) specifying a remedy consisting of groundwater pump and treat following soil excavation, to which the PRP Group submitted comments. In response to EPA’s recent request that the PRPs implement the remedy set forth in the ROD and reimburse it for past costs, the PRP Group has recently commenced negotiations of a potential Consent Decree.

➢	Groundwater Treatment and Monitoring

Major remediation for certain sites, such as Kramer, Whitmoyer, Woodlands and Goose Farm has been completed. We are continuing groundwater remediation and monitoring programs. Reserves for these costs have been established.

➢	Manufacturing Sites

We also have accruals for enforcement and corrective action programs under governmental environmental laws at several of our manufacturing sites. The more significant of these accruals for corrective action, in addition to those presented above, have been recorded for the following sites: Bristol, Pennsylvania; Philadelphia, Pennsylvania; Houston, Texas; Louisville, Kentucky; Ringwood, Illinois; Apizaco, Mexico; Jacarei, Brazil; Jarrow, UK; Lauterbourg, France; and Mozzanica, Italy. We are currently negotiating with the EPA to resolve enforcement arising out of an environmental inspection in 2000 at our Houston facility. We expect to resolve these claims by payment of a penalty and performance of a supplemental environmental project at a combined cost of just over one million dollars.

Insurance Recoveries

We have actively pursued lawsuits over insurance coverage for certain environmental liabilities. It is our practice to reflect environmental insurance recoveries in the results of operations for the quarter in which the litigation is resolved through settlement or other appropriate legal processes. These resolutions typically resolve coverage for both past and future environmental spending and involve the “buy back” of the policies and have been appropriately included in cost of goods sold. We settled with several of our insurance carriers and recorded earnings pre-tax of approximately $8 million, $13 million and $58 million for the years ended December 31, 2005, 2004 and 2003, respectively.
Self-Insurance
We maintain deductibles for general liability, business interruption, and property damage to owned, leased and rented property. These deductibles could be material to one quarter, but they should not be material to the overall results of the year. We carry substantial excess general liability, property and business interruption insurance above our deductibles. In addition, we meet all statutory requirements for automobile liability and workers’ compensation.
Other Litigation
In February 2006, a lawsuit was filed in Burlington County, New Jersey by the New Jersey Department of Environmental Protection (“NJDEP”) and the Administrator of the New Jersey Spill Compensation Fund against the Company, Minnesota Mining and Manufacturing Company (3M), Hercules, Inc. and others for alleged natural resource damages relating to the Woodland sites (“Sites”), two waste disposal locations in the New Jersey Pinelands. The aforementioned three companies have been engaged in remediation of the Sites under various NJDEP orders since the early 1990s. Remediation is complete at one site and substantially complete at the other. The Company has not yet been served with the complaint.
On January 31, 2006 and thereafter, civil lawsuits were filed against Rohm and Haas and other chemical companies in federal court, alleging violation of antitrust laws in the production and sale of methyl methacrylate (“MMA”). The plaintiffs seek to represent a class of purchasers of MMA in the United States from January 1, 1995 through December 31, 2003. The lawsuits refer to an investigation of certain MMA producers by the European Commission in which Rohm and Haas was not involved in any way. The Company believes these lawsuits are without merit as to Rohm and Haas, and intends to defend them vigorously.
In late January 2006, Morton Salt was served with a Grand Jury subpoena in connection with an investigation by the Department of Justice into possible antitrust law violations in the “industrial salt” business. Neither Morton Salt, nor any Morton Salt employee has been charged with any wrongdoing. The Company is cooperating fully with the governmental investigation.
On December 22, 2005, a federal judge in Indiana issued a decision purporting to grant a class of participants in the Rohm and Haas pension plan the right to a cost-of-living adjustment (“COLA”) as part of the retirement benefit for those who elect a lump sum benefit. The decision contravenes the plain language of the plan, which clearly and expressly excludes a discretionary COLA for participants who elect a lump sum. We feel strongly that our plan fully complies with applicable law and therefore the judge’s decision is contrary to law. We are seeking an immediate appeal to the Seventh Circuit Court of Appeals. Were the decision to stand, the pension trust could be required to pay a COLA benefit to those plan participants who elected a lump sum benefit during the class period. We are still evaluating the extent of the potential financial impact of such a result on the plan.
In August 2005, three actions were filed in the Philadelphia Court of Common Pleas relating to brain cancer incidence among employees who worked at our Spring House, Pennsylvania research facility. Two actions were filed on behalf of individuals; the third is a class-action complaint which seeks a medical monitoring program for about 6,000 current and former Spring House employees. The plaintiffs allege that the number of brain cancer cases exceeds normal occurrence rates and allege that the cancers were caused by workplace chemical exposure. Our ongoing epidemiological studies have not found an association between anything in the Spring House workplace and brain cancer. The company believes that these actions have no merit and is actively defending against them.
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
In civil litigation on plastics additives matters, we are a party to nine private federal court civil antitrust actions that have been consolidated in the U.S. District Court for the Eastern District of Pennsylvania, including one that originally had been filed in State Court in Ohio and another involving an individual direct purchaser claim that was filed in federal court in Ohio. These actions have been brought against Rohm and Haas and other producers of plastics additives products by direct purchasers of these products and seek civil damages as a result of alleged violations of the antitrust laws. The named plaintiffs in all but one of these actions are seeking to sue on behalf of all similarly situated purchasers of plastics additives products. Federal law provides that persons who have been injured by violations of Federal antitrust law may recover three times their actual damages plus attorneys’ fees. In addition, in August 2005, a new indirect purchaser class action antitrust complaint was filed in the U.S. District Court for the Eastern District of Pennsylvania, consolidating all but one of the indirect purchaser cases that previously had been filed in various state courts, including Tennessee, Vermont, Nebraska, Arizona, Kansas and Ohio. The only remaining state court indirect action is the one filed in California. Our internal investigation has revealed no wrongdoing. We believe these cases are without merit as to Rohm and Haas, and we continue to vigorously defend against these actions.
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
We are also parties to litigation arising out of the ordinary conduct of our business. Recognizing the amounts reserved for such items and the uncertainty of the ultimate outcomes, it is our opinion that the resolution of all these pending lawsuits, investigations and claims will not have a material adverse effect, individually or in the aggregate, upon our results of operations, cash flows or consolidated financial position.
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
Note 27: New Accounting Pronouncements
Nonmonetary Transactions
In December 2005, the Emerging Issues Task Force (“EITF”) issued EITF No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” to clarify under what circumstances two or more transactions with the same counterparty (counterparties) should be viewed as a single nonmonetary transaction within the scope of Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions.” In addition, EITF No. 04-13 clarifies whether there are any circumstances under which the transactions should be recognized at fair value if nonmonetary transactions within the scope of APB No. 29 involve inventory. EITF No. 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, in interim or annual periods beginning after March 15, 2006. We are currently assessing the impact that EITF No. 04-13 could have on our financial position, results of operations or cash flows; however, we do not expect the adoption to have a material impact.

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
This statement also eliminates the prospective option we have applied under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123,” and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We will be required to implement the provisions of SFAS No. 123R as of January 1, 2006. Due to the fact that all of our options issued prior to January 1, 2003, the date we adopted SFAS No. 123, will have vested as of January 1, 2006, the revised computations will not have an impact on our financial statements.
Asset Retirement Obligations
In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We adopted FIN 47 for the fiscal year ended December 31, 2005. The adoption of FIN 47 did not have a material impact on our financial statements.
Accounting Changes and Error Corrections
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”) which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of a material error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will apply the applications of SFAS No. 154 beginning January 1, 2006 if and when required.
Note 28: Summarized Quarterly Data (unaudited)
Quarterly Results of Operations (unaudited)
(2005 Quarterly Reports)

	1st	2nd	3rd	4th	Year
(in millions, except share data)	Quarter	Quarter	Quarter	Quarter	2005

Net sales	$2,022	$2,007	$1,953	$2,012	$7,994
Gross profit	610	597	577	614	2,398
Provision for restructuring and asset impairments	(4)	33	(2)	71	98
Earnings from continuing operations	159	179	169	131	638
Net earnings	159	178	169	131	637

Basic earnings per share, in dollars:
From continuing operations(1)	0.71	0.81	0.76	0.60	2.88
Net earnings(1)	0.71	0.80	0.76	0.60	2.87

Diluted earnings per share, in dollars:
From continuing operations(1)	0.70	0.80	0.76	0.59	2.86
Net earnings(1)	0.70	0.79	0.76	0.59	2.85

Note:	(1) Earnings per share for the year may not equal the sum of quarterly earnings per share due to changes in weighted average share calculations.

Quarterly Results of Operations (unaudited)
(2004 Quarterly Reports)

	1st	2nd	3rd	4th	Year
(in millions , except share data)	Quarter	Quarter	Quarter	Quarter	2004

Net sales	$1,832	$1,801	$1,803	$1,864	$7,300
Gross profit	528	527	530	544	2,129
Provision for restructuring and asset impairments	(2)	3	—	17	18
Earnings from continuing operations	114	118	137	127	496

Net earnings	114	118	137	128	497

Basic earnings per share, in dollars:
From continuing operations(1)	0.51	0.53	0.61	0.56	2.22
Net earnings(1)	0.51	0.53	0.61	0.57	2.23

Diluted earnings per share, in dollars:
From continuing operations(1)	0.51	0.52	0.61	0.56	2.21
Net earnings(1)	0.51	0.52	0.61	0.57	2.22

Note:	(1) Earnings per share for the year may not equal the sum of quarterly earnings per share due to changes in weighted average share calculations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
No reports on Form 8-K were filed during 2005 or 2004 relating to any disagreements with accountants on accounting and financial disclosures.
Item 9A. Controls and Procedures
a)	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. Our principal executive officer and our principal financial officer have signed their certifications as required by the Sarbanes-Oxley Act of 2002.

b)	Management’s Report on Internal Control Over Financial Reporting

Our management’s report on Internal Control Over Financial Reporting is set forth in Item 8 and incorporated herein by reference.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is set forth in Item 8.

c)	Changes in Internal Controls over Financial Reporting

In January 2005, we began outsourcing the delivery of human resource services to a third party service provider as part of our Shared Services Initiative to reduce administrative costs to the Company. During the third quarter of 2005, we made further changes to the delivery of human resource services, including returning the delivery of some services to Company personnel. These activities, including a change of third party provider for some services, were completed in the fourth quarter. We performed appropriate testing relating to these changes to ensure the effectiveness of internal controls as they relate to the reliability of financial reporting and the preparation and fair presentation of our published consolidated financial statements. There have been no other changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are likely to materially effect, our internal control over financial reporting.
Item 9B. Other Information
Nothing to report.

PART III

Item 10. Directors and Executive Officers of the Registrant
The information called for by Item 10 of this Form 10-K report has been omitted, except for the information presented below, since we will file with the Securities and Exchange Commission a definitive Proxy Statement on Schedule 14A under the Securities Exchange Act of 1934.
DIRECTORS
William J. Avery, formerly, Chairman, Chief Executive Officer and Director, Crown, Cork & Seal Company, Inc., from 1990 until his retirement in 2001. Mr. Avery, 65, has been a director since 1997. Mr. Avery also is a director of the Lincoln Financial Group. (Committees: 1, 2, 4)
Raj L. Gupta, Chairman, President and Chief Executive Officer and Director, Rohm and Haas Company, since February 2005; previously, Chairman and Chief Executive Officer, Rohm and Haas Company, from 1999 to 2005; Vice-Chairman, Rohm and Haas Company, 1998 to 1999. Mr. Gupta, 60, has been a director since 1999. Mr. Gupta also is a director of the Vanguard Group and Tyco International Ltd. (Committee: 2 (Chair))
David W. Haas, Chairman and Director, The William Penn Foundation, 1998 to present; previously, Vice-Chairman, The William Penn Foundation, from 1996 to 1998. Mr. Haas, 50, has been a director since 1999. He is a cousin of Thomas W. Haas. (Committees: 3, 4)
Thomas W. Haas, Director and Corporate Officer, The William Penn Foundation; pilot and flight instructor. Mr. Haas, 50, has been a director since 1999. He is a cousin of David W. Haas. (Committees: 4, 5)
Richard L. Keyser, Chairman and Chief Executive Officer, W.W. Grainger, Inc., since 1997. Mr. Keyser, 63, has been a director since 1999. Mr. Keyser also is a director of The Principal Financial Group. (Committees: 2, 4, 5 (Chair))
Rick J. Mills, 58, Vice-President and President – Components Group, Cummins, Inc. since 2005; previously, Vice-President and Group President - Filtration, Cummins Inc., from 2000 to 2005. Mr. Mills has been a director since 2005. (Committees: 1, 4)
Jorge P. Montoya, formerly, President, Global Snacks & Beverage, The Procter & Gamble Company, and President, Procter and Gamble Latin America, from 1999 until his retirement in 2004; previously, Executive Vice-President, The Procter & Gamble Company, 1995 to 1999. Mr. Montoya, 59, has been a director since 1996. Mr. Montoya also is a director of The Gap, Inc. (Committees: 4, 5)
Sandra O. Moose, President, Strategic Advisory Services, since 2004; formerly, Senior Vice-President and Director, The Boston Consulting Group, Inc., 1989 until her retirement in 2003 (Dr. Moose has been employed by the Boston Consulting Group since 1968). Dr. Moose, 64, has been a director since 1981. Dr. Moose also is a director of The AES Corporation, CDC IXIS Funds, Loomis Sayles Funds and Verizon Communications. (Committees: 2, 3, 4 (Chair))
Gilbert S. Omenn, Professor of Internal Medicine, Human Genetics and Public Health, University of Michigan, since 2002; previously, Executive Vice-President for Medical Affairs, University of Michigan, and Chief Executive Officer, The University of Michigan Health System, from 1997 to 2002. Dr. Omenn, 64, has been a director since 1987. Dr. Omenn also is a director of Amgen, Inc. and OccuLogix, Inc. (Committees: 1, 4)
Gary L. Rogers, formerly Vice-Chairman, Executive Officer and Director, General Electric Company, from 2001 until his retirement in 2003; previously, Senior Vice-President, General Electric Company, and President and Chief Executive Officer, GE Plastic, from 1992 to 2001. Mr. Rogers, 61, has been a director since 2004. Mr. Rogers also is a director of W. W. Grainger Inc. and Wyeth. (Committees: 3, 4)

Ronaldo H. Schmitz, formerly, Member of the Board of Managing Directors, Deutsche Bank AG, from 1991 until his retirement in 2000. Dr. Schmitz, 67, has been a director since 1992. Dr. Schmitz also is a director of Cabot Corporation, GlaxoSmithKline Plc. and the Legal and General Group Plc. (Committees: 1 (Chair), 4)
George M. Whitesides, Woodford L. and Ann A. Flowers Professor of Chemistry and Chemical Biology, Harvard University since 2004; previously, Mallinckrodt Professor of Chemistry, Harvard University, from 1982 to 2004, and Chairman of the Chemistry Department, Harvard University, from 1986 to 1989. Dr. Whitesides, 66, has been a director since 2005. Dr. Whitesides also is a director of Theravance Inc.
(Committees: 4, 5)
Marna C. Whittington, President and Chief Executive Officer, Nicholas-Applegate Capital Management, since 2001, and Chief Operating Officer, Allianz Global Investors AG, since 2002; formerly, Chief Operating Officer, Morgan Stanley Investment Management, from 1996 until her retirement in 2001. Dr. Whittington, 58, has been a director since 1989. Dr. Whittington also is a director of Federated Department Stores, Inc., Nicholas-Applegate Capital Management and Allianz Global Investors AG. (Committees: 2, 3 (Chair), 4)
Committees:
1. Audit 2. Executive 3. Executive Compensation 4. Nominating 5. Sustainable Development
EXECUTIVE OFFICERS

Our executive officers along with their present position, offices held and activities during the past five years are presented below. All officers normally are elected annually and serve at the pleasure of the Board of Directors.

Alan E. Barton, 50, Vice-President, Business Group Executive, Coatings, since 2005; previously, Vice-President, Business Group Director, Coatings, and Regional Director, Asia-Pacific, from 2004 to 2005; Vice-President, Business Group Director, Coatings, and Business Unit Director, Architectural and Functional Coatings, from 2001 to 2004; Vice-President, Business Unit Director, Coatings, Performance Polymers, from 1999 to 2001.

Pierre R. Brondeau, 48, Vice-President, Business Group Executive, Electronic Materials; President and Chief Executive Officer, Rohm and Haas Electronic Materials LLC and Regional Director, Europe, since 2003; previously, Vice-President, Business Group Director, Electronic Materials, President and Chief Executive Officer, Shipley Company, LLC, from 1999 to 2003.

Jacques M. Croisetiere, 52, Vice-President and Chief Financial Officer, since 2003; previously, Vice-President, Business Unit Director, Regional Director, Europe, Chemicals, from 2001 to 2002; Vice-President, Business Unit Director, Ion Exchange Resins, Chemical Specialties, from 1999 to 2001.

Raj L. Gupta, 60, Chairman, President and Chief Executive Officer, since 2005; previously, Chairman and Chief Executive Officer, from 1999 to 2005.

Robert A. Lonergan, 60, Vice-President, General Counsel and Corporate Secretary, since 2002; previously, Vice-President and General Counsel, from 1999 to 2002.

Anne Wilms, 48, Vice-President, Director of Human Resources, since 2005, and Vice-President, Chief Information Officer, since 1999.

Item 11.	Executive Compensation
The information called for by Item 11 of this Form 10-K report for has been omitted since the Company will file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14a under the Securities Exchange Act of 1934.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The security ownership of certain beneficial owners and management is incorporated in this Form 10-K by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission.
Equity Compensation Plan Information (1)
Securities authorized for issuance under equity compensation plans as of December 31, 2005:

					Number of securities
					remaining available for
	Number of securities to be		Weighted-average exercise		future issuance under equity
	issued upon exercise of		price of outstanding		compensation plans
	outstanding options,		options,		(excluding securities reflected
Plan category	warrants and rights		warrants and rights		in column (a)) (2)
(in thousands)	(a)		(b)		(c)

Equity compensation plans approved by security holders	9,059	(3)	34.68	(3)	16,266
Equity compensation plans not approved by security holders	231	(4)	—		39

Total	9,290		34.68		16,305

Note:

(1)	Refer to Note 23 to the Consolidated Financial Statements for a description of the plans.

(2)	Excludes shares that will be issued pursuant to the Company’s matching contributions under the Non-Qualified Savings Plan.

(3)	Includes shares available for issuance under the 2004 Amended and Restated Stock Plan and the 2005 Non-Employee Directors’ Stock Plan.

(4)	Includes shares available for issuance under the 1997 Non-Employee Directors’ Stock Plan.
Item 13. Certain Relationships and Related Transactions
Rohm and Haas Company has no related party transactions as defined by Item 404 of Regulation S-K.
Item 14. Principal Accountant Fees and Services
The information on principal accountant fees and services is incorporated in this Form 10-K by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report:
1.	Financial Statements Schedule
The following supplementary financial information is filed in this Form 10-K:
        Financial Statement Schedule
Page #
•	II — Valuation and qualifying accounts for the years 2005, 2004 and 2003	117
The schedules not included herein are omitted because they are not applicable or the required information is presented in the financial statements or related notes.
(b) Exhibit Listing

EXHIBIT
NUMBER	DESCRIPTION
3.01	Certificate of Incorporation of Rohm and Haas Company (incorporated by reference to Exhibit 3 to Rohm and Haas Company’s report on Form 10-K/A filed March 29, 2001 (the “2000 10-K/A”)).

3.02	Bylaws of Rohm and Haas Company (incorporated by reference to Exhibit 3 to Rohm and Haas Company’s report on Form 10-Q filed May 5, 2002).

4.01	Description of Rohm and Haas Common Stock (incorporated by reference to Item 5 of Rohm and Haas Company’s report on Form 10-Q filed September 30, 1996).

4.02	Indenture, dated as of June 1, 1990, between Morton International, Inc. and Continental Bank, National Association, as Trustee (incorporated by reference to Exhibit 4(c) to Morton International, Inc.’s Registration Statement on Form S-1 filed May 9, 1990).

4.03	Indenture, dated as of May 1, 1992, between Rohm and Haas Company and Wachovia Bank, N.A., successor in interest to CoreStates Bank, N.A. (formerly, The Philadelphia National Bank), as Trustee (incorporated by reference to Exhibit 4 to Rohm and Haas Company’s report on Form 10-K filed March 29, 1993).

4.04	First Supplemental Indenture, dated as of April 28, 1997, among Morton International, Inc., New Morton International, Inc., and First Trust, National Association, as Trustee (incorporated by reference to Exhibit 10.01 to New Morton International, Inc.’s Current Report on Form 8-K dated May 2, 1997).

4.05	Indenture, dated as of July 1, 1999, between Rohm and Haas Company and Chase Manhattan Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Rohm and Haas Company’s Registration Statement on Form S-4 filed July 30, 1999).

4.06	Rights Agreement, dated as of October 26, 2000, between Rohm and Haas Company and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4 to Rohm and Haas Company’s Registration Statement on Form 8-A dated October 26, 2000).

EXHIBIT
NUMBER	DESCRIPTION
4.07	Certificate of Designation of Series A Junior Participating Preferred Stock of Rohm and Haas Company dated October 31, 2000 (incorporated by reference to Exhibit 4 to the 2000 10-K/A).

4.08	Fiscal Agency Agreement, dated September 19, 2005, (incorporated by reference to Exhibit 4.1 to Rohm and Haas Company’s current report on Form 8-K dated September 22, 2005).

10.01*	1997 Non-Employee Director’s Stock Plan (incorporated by reference to Exhibit 10.2 to Rohm and Haas Company’s report on Form 10-K filed March 21, 1997).

10.02*	Amended and Restated Rohm and Haas Stock Plan (incorporated by reference to Appendix C to Rohm and Haas Company’s Definitive Proxy Statement on Schedule 14A filed March 26, 2001).

10.03*	2004 Amended and Restated Stock Plan (incorporated by reference to Appendix D to Rohm and Haas Company’s Definitive Proxy Statement on Schedule 14A filed March 19, 2004).

10.04*	Form of Continuity Agreement, dated as of July 1, 2001, between Rohm and Haas Company and key executives (incorporated by reference to Exhibit 10 to Rohm and Haas Company’s report on Form 10-Q filed August 14, 2001).

10.05*	Rohm and Haas Company Non-Qualified Savings Plan, as Amended and Restated effective January 1, 2003 (incorporated by reference to Exhibit 10.04 to Rohm and Haas Company’s report on Form 10-K filed March 8, 2004).

10.06*	2004 Rohm and Haas Company Annual Incentive Plan (incorporated by reference to Appendix B to Rohm and Haas Company’s Definitive Proxy Statement on Schedule 14A filed March 19, 2004).

10.07*	2004 Rohm and Haas Company Long-Term Performance Plan (incorporated by reference to Appendix C to Rohm and Haas Company’s Definitive Proxy Statement on Schedule 14A filed March 19, 2004).

10.08	Five-Year Credit Agreement (incorporated by reference from Exhibit 10.1 to Rohm and Haas Company’s Current Report on Form 8-K dated December 21, 2005).

10.09*	2005 Rohm and Haas Company Non-Employee Directors’ Stock Plan (incorporated by reference to Exhibit 10.1 of Rohm and Haas Company’s Form 8-K filed May 11, 2005).

10.10*	2005 Rohm and Haas Company Non-Qualified Savings Plan (incorporated by reference to Exhibit 10.2 of Rohm and Haas Company’s Form 8-K filed May 11, 2005).

12.01	Statements regarding Computation of Ratios of Rohm and Haas Company.

14.00	Rohm and Haas Company Code of Business Conduct and Ethics (incorporated by reference to Company’s website) www.rohmhaas.com (intended to be an inactive textual reference only).

21.01	Subsidiaries of Rohm and Haas Company.

23.01	Consent of PricewaterhouseCoopers LLP.

31.01	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

EXHIBIT
NUMBER	DESCRIPTION
31.02	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement filed pursuant to Item 601(b) (10) (iii) of Regulation S-K.

STOCKHOLDER INFORMATION
Stock Exchange Listing
Rohm and Haas stock trades on the New York Stock Exchange under the trading symbol “ROH”.
Transfer Agent and Registrar
Computershare Trust Company N.A.
P.O. Box 43010
Providence, RI 02940-3010
(800) 633-4236
Annual Meeting of Stockholders
Rohm and Haas Company’s Annual Meeting of Stockholders will be held on May 1, 2006 at the Chemical Heritage Foundation, 315 Chestnut Street, Philadelphia, PA 19106. Formal notice of the meeting, the proxy statement and form of proxy will be mailed to current stockholders on or about March 16, 2006.
Independent Registered Public Accountants
PricewaterhouseCoopers LLP
Two Commerce Square
2001 Market Street
Suite 1700
Philadelphia, PA USA 19103
(267) 330-3000

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Jacques M. Croisetiere

Jacques M. Croisetiere
Vice-President and Chief Financial Officer
March 2, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 2, 2006 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Raj L. Gupta	/s/ Jorge P. Montoya

Raj L. Gupta	Jorge P. Montoya
Director, Chairman, President and	Director
Chief Executive Officer

/s/ William J. Avery	/s/ Sandra O. Moose

William J. Avery	Sandra O. Moose
Director	Director

/s/ David W. Haas	/s/ Gilbert S. Omenn

David W. Haas	Gilbert S. Omenn
Director	Director

/s/ Thomas W. Haas	/s/ Gary L. Rogers

Thomas W. Haas	Gary L. Rogers
Director	Director

/s/ Richard L. Keyser	/s/ Ronaldo H. Schmitz

Richard L. Keyser	Ronaldo H. Schmitz
Director	Director

/s/ Rick J. Mills	/s/ George M. Whitesides

Rick J. Mills	George M. Whitesides
Director	Director

/s/ Marna C. Whittington

Marna C. Whittington Director

SCHEDULE II
ROHM AND HAAS COMPANY AND SUBSIDIARIES
Valuation and Qualifying Accounts
Bad Debts:

	Year Ended December 31,
(in millions)	2005	2004	2003

Deducted from Accounts Receivable — Allowances for losses:
Balance at beginning of year	$49	$57	$55
Additions charged to earnings	11	11	20
Charge-offs, net of recoveries	(14)	(19)	(18)

Balance at end of year	$46	$49	$57
Lower of Cost or Market Reserve (LCM Reserve):

	Year Ended December 31,
(in millions)	2005	2004	2003

Deducted from Inventories — Allowances for reserves:
Balance at beginning of year	$1.0	$—	$—
Additions charged to earnings	0.8	1.0	—
Reversals, Others	(0.8)	—	—

Balance at end of year	$1.0	$1.0	$—
LIFO Reserve:

	Year Ended December 31,
(in millions)	2005	2004	2003

Deducted from Inventories — Allowances for reserves:
Balance at beginning of year	$97	$49	$47
Additions charged to earnings	25	48	6
Others	2	—	(4)

Balance at end of year	$124	$97	$49