Form 10-Q
period 2006-03-31
ROHM & HAAS CO
filed 2006-04-28
CIK 84792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Yes ☐ No ☑
Common stock outstanding at April 21, 2006: 223,587,253 shares

ROHM AND HAAS COMPANY and SUBSIDIARIES
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005
Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005
Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005
Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2006
Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Management’s discussion of market risk is incorporated herein by reference to Item 7a of its Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 2, 2006.

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Management’s discussion of risk factors is incorporated herein by reference to Item 1a of its Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 2, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Rohm and Haas Company and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended
(in millions, except per share amounts)	March 31,
(unaudited)	2006	2005
Net sales	$2,083	$2,022
Cost of goods sold	1,434	1,412

Gross profit	649	610

Selling and administrative expense	251	259
Research and development expense	72	64
Interest expense	25	35
Amortization of intangibles	14	15
Restructuring and asset impairments	4	(4)
Loss on early extinguishment of debt	—	17
Share of affiliate earnings, net	3	3
Other (income), net	(15)	(3)

Earnings from continuing operations before income taxes and minority interest	301	230

Income taxes	90	70
Minority interest	4	1

Net earnings	$207	$159

Basic net earnings per share:	$0.94	$0.71

Diluted net earnings per share:	$0.93	$0.70

Weighted average common shares outstanding — basic:	220.9	224.1
Weighted average common shares outstanding — diluted:	223.2	226.5
See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended
(in millions)	March 31,
(unaudited)	2006	2005
Cash Flows from Operating Activities
Net earnings	$207	$159
Adjustments to reconcile net earnings to net cash provided by operating activities:
Loss (gain) on sale of assets	1	(2)
Provision for allowance for doubtful accounts	1	1
Provision for deferred taxes	(10)	(21)
Restructuring and asset impairments	4	(4)
Depreciation	102	104
Amortization of finite-lived intangibles	14	15
Stock-based compensation	18	27
Loss on extinguishment of debt	—	17
Premium paid on debt retirement	—	(46)
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	11	(50)
Inventories	(27)	(34)
Prepaid expenses and other current assets	9	20
Accounts payable and accrued liabilities	(229)	(276)
Federal, foreign and other income taxes payable	46	50
Payments to fund pension plans	6	6
Other, net	30	69

Net cash provided by operating activities	183	35

Cash Flows from Investing Activities
Acquisitions of businesses and affiliates	(3)	(5)
Decrease in restricted cash	1	—
Proceeds from the sale of land, buildings and equipment	4	7
Additions to land, buildings and equipment	(53)	(48)
Proceeds (payments) for hedge of net investment in foreign subsidiaries	3	(9)

Net cash used for investing activities	(48)	(55)

Cash Flows from Financing Activities
Repayments of long-term debt	(1)	(419)
Purchase of common stock	—	(29)
Proceeds from exercise of stock options	38	42
Tax benefit of stock options	3	—
Net change in short-term borrowings	(9)	124
Payment of dividends	(65)	(57)

Net cash used for financing activities	(34)	(339)

Effect of exchange rate changes on cash and cash equivalents	8	(38)

Net increase (decrease) in cash and cash equivalents	109	(397)

Cash and cash equivalents at the beginning of the period	566	625

Cash and cash equivalents at the end of the period	$675	$228

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Balance Sheets

(in millions, except share data)	March 31,	December 31,
(unaudited)	2006	2005
Assets
Cash and cash equivalents	$675	$566
Restricted cash	3	4
Receivables, net	1,503	1,507
Inventories	858	825
Prepaid expenses and other current assets	286	303

Total current assets	3,325	3,205

Land, buildings and equipment, net of accumulated depreciation	2,630	2,681
Investments in and advances to affiliates	142	146
Goodwill	1,608	1,601
Other intangible assets, net of accumulated amortization	1,606	1,618
Other assets	462	476

Total Assets	$9,773	$9,727

Liabilities and Stockholders’ Equity
Liabilities
Short-term obligations	$311	$121
Trade and other payables	585	617
Accrued liabilities	644	813
Income taxes payable	235	193

Total current liabilities	1,775	1,744

Long-term debt	1,889	2,074
Employee benefits	662	653
Deferred income taxes	974	987
Other liabilities	235	241

Total Liabilities	5,535	5,699

Minority Interest	114	111

Commitments and contingencies

Stockholders’ Equity
Preferred stock; par value — $1.00; authorized - 25,000,000 shares; issued — no shares	—	—
Common stock; par value — $2.50; authorized - 400,000,000 shares; issued — 242,078,349 shares	605	605
Additional paid-in capital	2,185	2,152
Retained earnings	1,905	1,762

Treasury stock at cost (2006 - 18,580,435 shares; 2005 - 20,115,637 shares)	(385)	(409)
ESOP shares (2006 - 9,071,612 shares; 2005 - 9,220,434 shares)	(86)	(88)
Accumulated other comprehensive loss	(100)	(105)

Total Stockholders’ Equity	4,124	3,917

Total Liabilities and Stockholders’ Equity	$9,773	$9,727

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Statement of Stockholders’ Equity
For the three months ended March 31, 2006

	Number of				Number of
	Shares of				Shares of			Accumulated
	Common		Additional		Treasury			Other	Total	Total
(in millions, except share amounts in thousands)	Stock	Common	Paid-in	Retained	Stock	Treasury		Comprehensive	Stockholders’	Comprehensive
(unaudited)	Outstanding	Stock	Capital	Earnings	Outstanding	Stock	ESOP	Income (Loss)	Equity	Income

Balance January 1, 2006	221,963	$605	$2,152	$1,762	20,116	$(409)	$(88)	$(105)	$3,917
Net earnings				207					207	$207
Current period changes in fair value, net								(2)	(2)	(2)
Reclassification to earnings, net								(2)	(2)	(2)
Cumulative translation adjustment, net								8	8	8
Change in minimum pension liability, net								1	1	1

Total comprehensive income										$212

Common stock issued:
Stock-based compensation	1,536		33		(1,536)	24			57
ESOP							2		2
Tax benefit on ESOP				1					1
Common dividends ($0.29 per share)				(65)					(65)

Balance March 31, 2006	223,499	$605	$2,185	$1,905	18,580	$(385)	$(86)	$(100)	$4,124

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
These financial statements should be read in conjunction with the financial statements, accounting policies and the notes included in our annual report filed on Form 10-K with the SEC on March 2, 2006, for the year ended December 31, 2005. The interim results are not necessarily indicative of results for a full year.
Variable Interest Entities
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
We also hold a variable interest in another joint venture, accounted for under the equity method of accounting. The variable interest relates to a cost-plus arrangement between the joint venture and each joint venture partner. We have determined that we are not the primary beneficiary and therefore have not consolidated the entity’s assets, liabilities and results of operations in our consolidated financial statements. The entity provides manufacturing services to us and the other joint venture partner, and has been in existence since 1999. As of March 31, 2006, our investment in the joint venture totals approximately $31 million, representing our maximum exposure to loss.
NOTE 2: New Accounting Pronouncements
Accounting for Servicing of Financial Assets
In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets an Amendment of FASB Statement No. 140.” SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 156 requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. SFAS No. 156 also allows an entity to choose one of two methods when subsequently measuring its servicing assets and servicing liabilities. SFAS No. 156 is effective after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We will adopt SFAS No. 156 as of January 1, 2007, and do not believe it will have a material impact to our consolidated financial statements.
Certain Hybrid Financial Instruments
In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS No. 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another a derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We will adopt SFAS No. 155 as of January 1, 2007, and we will apply the provisions of SFAS No. 155 if and when required.
Nonmonetary Transactions
In December 2005, the Emerging Issues Task Force (“EITF”) issued EITF No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” to clarify under what circumstances two or more transactions with the same counterparty (counterparties) should be viewed as a single nonmonetary transaction within the scope of Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions.” In addition, EITF No. 04-13 clarifies whether there are any circumstances under which the transactions should be recognized at fair value if nonmonetary transactions within the scope of APB No. 29 involve inventory. EITF No. 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, in interim or annual periods beginning after March 15, 2006. The adoption of EITF No. 04-13 will not have a material impact on our financial position, results of operations or cash flows.
Inventory Costs
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on our financial position, results of operations or cash flows.
Stock-Based Compensation
In December 2004, the FASB issued SFAS No. 123R (“SFAS No. 123R”), “Share-Based Payments.” This statement revises SFAS No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS No. 123R requires companies to recognize expense over the employee’s requisite service period in the income statement for the grant-date fair value of awards of share-based payments including equity instruments and stock appreciation rights. SFAS No. 123R also clarifies and expands guidance in several areas, including measuring fair value, defining requisite service period, accounting for liability awards and accounting for tax benefits. We adopted SFAS No. 123R as of January 1, 2006. Due to the fact that all of our options issued prior to January 1, 2003, the date we adopted SFAS No. 123, were vested as of January 1, 2006, the adoption of SFAS No. 123R did not have a material impact on our financial position, results of operations or cash flows. SFAS No. 123R is discussed further in Note 5 to the Consolidated Financial Statements.
NOTE 3: Segment Information
We operate six reportable segments: Coatings, Monomers, Performance Chemicals, Electronic Materials, Salt, and Adhesives and Sealants. The Coatings, Performance Chemicals and Electronic Materials operating segments aggregate business units. The reportable operating segments, how they are aggregated, and the types of products from which their revenues are derived have not changed since the prior period and are discussed below.

➢	Coatings
The Coatings segment is comprised of three businesses: Architectural and Functional Coatings; Powder Coatings; and Automotive Coatings. Architectural and Functional Coatings produces acrylic emulsions and additives that are used to make industrial and decorative coatings, varnishes and specialty finishes. This business offers products that serve a wide variety of coatings markets: industrial markets for use on metal, wood and in traffic paint; the building industry for use in roofing materials, insulation and cement; and consumer markets for use in latex paints, paper, textiles and non-woven fibers, graphic arts and leather. Powder Coatings produces a comprehensive line of powder coatings that are sprayed in a solid form onto consumer and industrial products and parts. Our powder coatings are used on a wide variety of products, ranging from door handles to patio and deck furniture, to windshield wipers, televisions and industrial shelving. Automotive

Coatings formulates and manufactures decorative and functional coatings for plastic automotive parts such as bumper covers and the interior and exterior trim of cars and trucks.

➢	Monomers
The Monomers segment produces methyl methacrylate, acrylic acid and associated esters as well as specialty monomer products. These monomers serve as the building blocks for many of the acrylic technologies in our other business segments and are sold externally for applications such as super absorbent polymers and acrylic sheet.

➢	Performance Chemicals
The Performance Chemicals segment includes the sales and operating results of Plastics Additives, Process Chemicals, Consumer and Industrial Specialties and other smaller business groups. These businesses provide products and technologies that serve a diverse set of markets, such as consumer products, additives used to manufacture plastic and vinyl products, water treatment and purification processes for food and pharmaceutical markets, and newsprint processing.

➢	Electronic Materials
The Electronic Materials segment provides cutting-edge technology for use in telecommunications, consumer electronics and household appliances. The Circuit Board Technologies business develops and delivers the technology, materials and fabrication services for increasingly powerful, high-density circuit boards in computers, cell phones, automobiles and many other electronic devices. Our Packaging and Finishing Technologies business develops and delivers innovative materials and processes that boost the performance of a diverse range of electronic, optoelectronic and industrial packaging and finishing applications. The Semiconductor Technologies business develops and supplies integrated products and technologies on a global basis enabling our customers to drive leading edge semiconductor design to boost performance of semiconductor devices powered by smaller and faster chips. This business also develops and delivers materials used for chemical mechanical planarization, the process used to create the flawless surfaces required to allow manufacturers to make faster and more powerful integrated circuits and electronic substrates.

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

The table below presents net sales by reportable operating segment. Segment eliminations are presented for intercompany sales between segments.
Net Sales by Business Segment and Region

	Three Months Ended
(in millions)	March 31,
	2006	2005

Business Segment
Coatings	$673	$624
Monomers	473	477
Performance Chemicals	434	404
Electronic Materials	374	302
Salt	263	318
Adhesives and Sealants	185	193
Elimination of Intersegment Sales	(319)	(296)

Total	$2,083	$2,022

Customer Location
North America	$1,121	$1,091
Europe	498	529
Asia-Pacific	388	328
Latin America	76	74

Total	$2,083	$2,022

Net Earnings (Loss) from Continuing Operations by Business Segment (1)

	Three Months Ended
(in millions)	March 31,
	2006	2005

Business Segment
Coatings	$51	$49
Monomers	66	59
Performance Chemicals	40	42
Electronic Materials	51	25
Salt	18	30
Adhesives and Sealants	15	16
Corporate (2)	(34)	(62)

Total	$207	$159

(1)	Earnings (loss) for all segments except Corporate are tax effected using our overall consolidated effective tax rate excluding certain discrete items.

(2)	Corporate includes certain corporate governance costs, interest income and expense, environmental remediation expense, insurance recoveries, exploratory research and development expense, balance sheet currency translation gains and losses, any unallocated portion of shared services and certain discrete period tax items.

NOTE 4: Restructuring and Asset Impairments
Severance costs associated with restructuring initiatives are primarily accounted for in accordance with Statement of Financial Standards (“SFAS”) No. 112, “Employers’ Accounting for Postemployment Benefits”. Asset impairments are accounted for in accordance with Statement of Financial Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
The following net restructuring and asset impairment charges were recorded for the three months ended March 31, 2006 and 2005, respectively as detailed below:

Pre-Tax	Three Months Ended
(in millions)	March 31,
	2006	2005

Severance and employee benefits	$1	$(7)
Other, including contract lease termination penalties	—	1
Asset impairments, net of gains	3	2

Total expense (income)	$4	$(4)

Restructuring and Asset Impairment by Business Segment

Pre-Tax	Three Months Ended
(in millions)	March 31,
	2006	2005

Business Segment
Coatings	$5	$—
Monomers	—	—
Performance Chemicals	—	(1)
Electronic Materials	(1)	4
Salt	—	—
Adhesives and Sealants	1	(1)
Corporate	(1)	(6)

Total expense (income)	$4	$(4)

Restructuring by Initiative

Severance and
Employee Benefits
2006 Initiatives:
Initial Charge	$3
Payments	—
Changes in estimate	—

March 31, 2006 ending balance	3

2005 Initiatives:
December 31, 2005 ending balance	$33
Payments	(4)
Changes in estimate	(1)

March 31, 2006 ending balance	28

2004 Initiatives:
December 31, 2005 ending balance	$3
Payments	(1)
Changes in estimate	(1)

March 31, 2006 ending balance	1

Balance at March 31, 2006	$32

The balance at March 31, 2006, recorded for severance and employee benefits, is included in accrued liabilities in the Consolidated Balance Sheet. The restructuring reserve balances presented are considered adequate to cover committed restructuring actions. Our restructuring initiatives are generally completed in 12 to 18 months.
Restructuring Initiatives
2006 Initiatives
For the three months ended March 31, 2006, we recorded approximately $3 million of expense for severance and associated employee benefits primarily related to the restructuring of our global Graphic Arts business within our Coatings segment that affected 27 positions.
2005 Initiatives
For the three months ended March 31, 2005, we recorded approximately $1 million of expense for severance and associated employee benefits related to a restructuring initiative within our Electronic Materials segment that affected 27 positions. In the first quarter of 2006, we reversed $1 million of severance and employee benefit charges related to total 2005 initiatives.
Of the 590 positions identified under total 2005 restructuring initiatives, 210 positions have been eliminated as of March 31, 2006.
2004 Initiatives
In the first quarter of both 2006 and 2005, we recorded changes in estimates to reduce our reserve by $1 million of severance and employee benefit charges relating to total 2004 restructuring initiatives. All severance payments contemplated by these initiatives are materially complete. Of the initial 500 positions identified, we reduced the total number of positions to be affected by these initiatives by 109 to 391 positions in total. As of March 31, 2006, 361 positions have been eliminated.

2003 Initiatives
In the first quarter of 2005, we reversed $7 million of severance and employee benefit charges related to total 2003 initiatives, primarily related to our North American support services restructuring. The changes in estimates were necessary as some employees were redeployed, while in other cases the employees were able to fill positions left vacant through natural attrition. The 2003 initiatives are substantially complete.
Asset Impairments
2006
For the three months ended March 31, 2006, we recognized $3 million of fixed asset impairment charges associated with the restructuring of our global Graphic Arts business within our Coatings segment.
2005
In the first quarter of 2005, we recognized $2 million of asset impairment charges. The charges consisted of $1 million of fixed assets and $1 million of finite-lived intangible assets within the Circuit Board Technologies business of our Electronic Materials segment.
NOTE 5: Share-Based Compensation
We have various share-based compensation plans for employees, executives and directors. The majority of our share-based compensation awards are granted in restricted stock and restricted stock units (“restricted stock”), and non-qualified stock options. For the three months ended March 31, 2006, we recognized approximately $18 million of expense related to share-based compensation and a related income tax benefit of $6 million. Approximately $1 million of the total expense was related to liability awards. Of the total expense, approximately $13 million was a component of selling and administrative expense, $3 million was a component of cost of sales, and $2 million was a component of research and development. The amount of compensation cost capitalized was not material.
For the three months ended March 31, 2005, we recognized approximately $27 million of expense related to share-based compensation and a related income tax benefit of $10 million. Approximately $1 million of the total expense was related to liability awards.
During the first quarter of 2005, we became aware of a provision of SFAS No. 123, which resulted in an acceleration of our share-based compensation for retirement eligible employees where our plans provide for immediate vesting of share-based compensation upon their retirement. This resulted in a one-time adjustment of approximately $12 million pre-tax, which related to prior periods.
Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R (SFAS No. 123R), “Share-Based Payment.” SFAS No. 123R, which is a revision of FASB Statement No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values. Because we adopted the fair value method of recording stock-based compensation as defined in SFAS No. 123 on January 1, 2003, all options granted prior to January 1, 2003 are fully vested as of January 1, 2006. Therefore, the adoption of SFAS No. 123R did not materially impact our consolidated results of operations. However, we are required to comply with the following provisions of SFAS No. 123R, which also did not materially impact our consolidated results:
•	Forfeiture rate – SFAS No. 123R requires the recognition of expense only for awards that will eventually vest. The provision requires pre-vesting forfeitures to be estimated at the time of grant and modified, if necessary, if actual forfeitures differ from estimated forfeitures. Our forfeiture rates were based upon historical share-based compensation cancellations through December 31, 2005. The estimated forfeiture rates resulted in an immaterial adjustment to current unvested awards.

•	Tax benefits – SFAS No. 123R requires tax benefits resulting from share-based compensation in excess of compensation cost recognized to be classified as financing cash flows in the Consolidated Statements of Cash Flows. Prior to the adoption of SFAS No. 123R, tax benefits resulting from share-based compensation were classified as operating cash flows.

•	Tax windfall pool – SFAS No. 123R requires companies to calculate a cumulative pool of tax windfalls, offset by tax shortfalls using historical data from the original implementation date of SFAS No. 123. We have calculated a tax windfall pool as of March 31, 2006; therefore, any future tax shortfalls related to share-based compensation should be charged against additional paid-in capital up to the amount of our windfall pool.
Stock Options
Our stock options generally vest over three years, with one-third vesting each year. We recognize expense for our stock options using the straight-line method over the requisite service period. Our options generally expire ten years after the grant date. The total value of compensation expense for stock options is equal to the fair value of the award on the grant date. We calculate the fair value of stock options utilizing the Black-Scholes option-pricing model. Total pre-tax compensation expense recognized in the Consolidated Statement of Operations for stock options was $6 million and $10 million in the three months ended March 31, 2006 and 2005, respectively.
A summary of our stock options as of March 31, 2006 is presented below:

	2006
			Weighted-
			Average
		Weighted-Average	Remaining	Aggregate Intrinsic
	Shares (000s)	Exercise Price	Contractual Term	Value (000s)
Outstanding at December 31, 2005	8,424	$36.73
Granted	791	50.37
Forfeited	(3)	33.73
Exercised	(1,099)	34.36		$17,427

Outstanding at March 31, 2006	8,113	38.38	6.1	86,284

Options exercisable at March 31, 2006	6,684	36.25	5.4	$84,374
Weighted-average fair value of options granted during the first quarter of 2006		$12.73
The weighted-average fair value of options granted during the first quarter of 2005 was $13.84.
As of March 31, 2006, there was $11 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.3 years.
For the first quarter of 2006, cash received from option exercises was $38 million, and the excess tax benefit was $3 million.
The Black-Scholes option-pricing model was used to estimate the fair value for each grant made under the Rohm and Haas plan during the year. The following are the weighted-average assumptions used for all shares granted in the three months ended March 31, 2006:

	2006	2005

Volatility	28.83	30.47
Risk-free interest rate	4.67	4.08
Dividend yield	3.26%	1.83%
Expected life (in years)	6	5
•	The volatility rate is based upon historical stock price over the expected life of the option.

•	The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the option.

•	The dividend yield rate was based upon historical information as well as estimated future dividend payouts.

•	The expected life is based upon historical data through December 31, 2005, modified for any anomalous grants and partial-life options.
Restricted Stock
Our restricted stock primarily cliff-vests over three to five years. We recognize expense for our restricted stock using the straight-line method over the requisite service period. The total value of compensation expense for restricted stock is equal to the average of the high and low price of Rohm and Haas Company shares on the date of grant. Total pre-tax compensation expense recognized in the Consolidated Statement of Operations for restricted stock was $8 million and $16 million in the three months ended March 31, 2006 and 2005, respectively.
A summary of our restricted stock as of March 31, 2006 is presented below:

	2006
		Weighted-
	Shares	Average	Fair Value
	(000s)	Fair Value	(000’s)

Nonvested at December 31, 2005	2,199	$37.25
Granted	569	50.30
Forfeited	(16)	28.59
Vested	(29)	28.39	$1,033

Nonvested at March 31, 2006	2,723	39.98

As of March 31, 2006, there was $58 million of unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 3.0 years.
The excess tax benefit generated from restricted stock vested in the three months ended March 31, 2006 was not material.
Long-term Incentive Plan (“LTIP”)
We grant executives share-based liability awards (amounts settled in cash) and equity awards whose vesting is contingent upon meeting various performance goals, including return on net assets and our company stock performance against peers. Shares related to our long-term incentive plan are vested over a period of 3 years. Total pre-tax compensation expense recognized in the Consolidated Statement of Operations for our LTIP was $4 million and approximately $1 million in the three months ended March 31, 2006 and 2005, respectively.
As of March 31, 2006, there was $15 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under our performance plan; that cost is expected to be recognized over a period of approximately 1.9 years.

Financial Accounting Standards Board Statement No. 148 (“SFAS No. 148”)
The disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which allowed us to adopt SFAS No. 123 prospectively, provide that the pro forma net earnings and net earnings per share be presented as if the fair value based method had been applied to all awards granted to employees, not just awards granted after the date of adoption. All of our options issued prior to January 1, 2003, the date we adopted SFAS No. 123, fully vested in the year 2005; therefore, our share-based employee compensation expense going forward is equal to total share-based employee compensation expense determined under fair value-based method.

Three Months Ended
(in millions, except per share amounts)	March 31, 2005
Net earnings, as reported	$159
Add: Share-based employee compensation expense included in reported net earnings, after-tax	19
Deduct: Total share-based employee compensation expense determined under fair value-based method for all awards, after-tax	(21)

Pro forma net earnings	$157

Net earnings per share:
Basic, as reported	$0.71

Basic, pro forma	$0.70

Diluted, as reported	$0.70

Diluted, pro forma	$0.69

NOTE 6: Comprehensive Income
The components of comprehensive income are as follows:

	Three Months Ended
	March 31,
(in millions)	2006	2005

Net earnings	$207	$159
Other comprehensive income:
Current period changes in fair value of derivative instruments qualifying as hedges, net of $1 and ($4) of income taxes, respectively	(2)	7
Reclassification to earnings of derivative instruments qualifying as hedges, net of $1 of income taxes	(2)	(2)
Cumulative translation adjustment, net of ($1) and ($9) of income taxes, respectively	8	14
Minimum pension liability, net of $0 of income taxes	1	(1)

	$212	$177

NOTE 7: Earnings per Share
The difference in common shares outstanding used in the calculation of basic and diluted earnings per common share is primarily due to the effect of stock options and non-vested restricted stock as reflected in the reconciliations that follow:

	Three Months Ended March 31,
	Earnings	Shares	Per Share
(in millions, except per share amount)	(Numerator)	(Denominator)	Amount

2006
Net earnings available to stockholders (Basic)	$207	220.9	$0.94
Dilutive effect of options and non-vested restricted stock (1)	—	2.3

Diluted earnings per share	$207	223.2	$0.93

2005
Net earnings available to stockholders (Basic)	$159	224.1	$0.71
Dilutive effect of options and non-vested restricted stock (1)	—	2.4

Diluted earnings per share	$159	226.5	$0.70

(1)	For the three months ended March 31, 2006 and 2005, 0.8 million shares and 0.7 million shares, respectively, were excluded from the calculation of diluted earnings per share as the exercise price of the stock options was greater than the average market price.
NOTE 8: Retirement Benefits
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
The following disclosures include amounts for both the U.S. and significant foreign pension plans (primarily Canada, Germany, Japan, and the United Kingdom) and other postretirement benefits.
Estimated Components of Net Periodic Cost

			Other Postretirement
	Pension Benefits		Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(in millions)	2006	2005	2006	2005

Service cost	$20	$19	$2	$2
Interest cost	34	33	7	7
Expected return on plan assets	(39)	(37)	—	—
Amortization of prior service cost	1	1	(1)	(1)
Amortization of net loss	11	9	—	—

Net periodic benefit cost	$27	$25	$8	$8

Employer Contributions
During the three months ended March 31, 2006, we contributed approximately $6 million to our significant foreign qualified pension plans. In April 2006, we contributed approximately $17 million to our Canadian pension trust. We anticipate making full-year contributions of approximately $102 million to our qualified and non-qualified pension and other postretirement benefit plans this year.
NOTE 9: Inventories
Inventories consist of the following:

(in millions)	March 31, 2006	December 31, 2005

Finished products and work in process	$694	$666
Raw materials	122	117
Supplies	42	42

Total	$858	$825

NOTE 10: Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2006, by business segment, are as follows:

			Performance	Electronic		Adhesives
(in millions)	Coatings	Monomers	Chemicals	Materials	Salt	and Sealants	Total

Balance as of January 1, 2006	$288	$29	$156	$362	$328	$438	$1,601
Goodwill related to acquisitions (1)	—	—	—	3	—	—	3
Currency effects (2)	1	—	1	—	—	2	4

Balance as of March 31, 2006	$289	$29	$157	$365	$328	$440	$1,608

(1)	Goodwill related to acquisitions is due to the following: $3 million Electronic Materials — buyback of additional shares of CMPT.

(2)	Certain goodwill amounts are denominated in foreign currencies and are translated using the appropriate U.S. dollar exchange rate.
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
The following table provides information regarding our intangible assets:

	March 31, 2006			December 31, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(in millions)	Amount	Amortization	Net	Amount	Amortization	Net

Finite-lived Intangibles:
Customer list	$973	$(169)	$804	$970	$(162)	$808
Trade name	159	(30)	129	158	(29)	129
Developed technology	401	(162)	239	400	(155)	245
Patents, license agreements and other	159	(100)	59	160	(99)	61

	1,692	(461)	1,231	1,688	(445)	1,243

Indefinite-lived Intangibles:
Trade name	328	(23)	305	328	(23)	305
Strategic location (1)	75	(5)	70	75	(5)	70

	403	(28)	375	403	(28)	375

Total	$2,095	$(489)	$1,606	$2,091	$(473)	$1,618

(1)	Strategic location is a specific customer-related asset that recognizes the intangible value of our supply source in relation to a customer’s location.
Certain of our intangible assets are denominated in foreign currencies and are translated using the appropriate U.S. dollar exchange rate. For the three months ended March 31, 2006, the currency translation adjustment recorded to the gross carrying amount and accumulated amortization was $4 million and ($1) million, respectively.
For the three months ended March 31, 2005, we recorded $1 million of impairment charges within the Circuit Board Technologies business of our Electronic Materials segment, to adjust the carrying value of certain finite-lived intangible assets to their fair values in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
SFAS No. 144 Impairment Review
Finite-lived intangible assets are amortized over their estimated useful lives and are reviewed for impairment whenever changes in circumstances indicate the carrying value may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Amortization expense for finite-lived intangible assets was $14 million and $15 million for the three months ended March 31, 2006 and 2005, respectively. Future amortization expense is estimated to be $58 million for the year 2006 and $57 million for each of the subsequent four years.
NOTE 11: Contingent Liabilities, Guarantees and Commitments
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

Remediation Reserves and Reasonably Possible Amounts
Reserves for environmental remediation that we believe to be probable and estimable are recorded appropriately as current and long-term liabilities in the Consolidated Balance Sheets. The reserves for remediation were $143 million at March 31, 2006 and $147 million at December 31, 2005. The amounts charged to pre-tax earnings for environmental remediation and related charges were $4 million for the three months ended March 31, 2006 and 2005, and are primarily recorded as a cost of goods sold in the Consolidated Statements of Operations.
In addition to accrued environmental liabilities, there are costs which have not met the definition of probable, and accordingly, are not recorded in the Consolidated Balance Sheets. We have identified reasonably possible loss contingencies related to environmental matters of approximately $104 million and $110 million at March 31, 2006 and December 31, 2005, respectively.
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
Our significant sites are described in more detail below:
•	Wood-Ridge/Berry’s Creek

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

With regard to Berry’s Creek, and the surrounding wetlands, EPA has issued letters to 158 PRPs for performance of a broad scope investigation of risks posed by contamination in Berry’s Creek. Performance of this study is expected to take at least six years to complete. Today, there is much uncertainty as to what will be required to address Berry’s Creek, but investigation and cleanup costs, as well as potential resource damage assessments, could be very high and our share of these costs could possibly be material to the results of our operations, cash flows and consolidated financial position.

•	Moss Point

During 1996, the EPA notified Morton of possible irregularities in water discharge monitoring reports filed by its Moss Point, Mississippi plant in early 1995. Morton investigated and identified other environmental issues at the plant. An agreement with the EPA, the Department of Justice and the State of Mississippi, resolving these historical environmental issues received court approval in early 2001. The accruals established for this matter were sufficient to cover the costs of the settlement. All operations at this Moss Point facility have now been terminated. Environmental investigation and interim remedial measures are proceeding pursuant to the court approved agreement.

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

We closed the former Morton plant at Paterson, New Jersey in December 2001, and are currently undertaking remediation of the site under New Jersey’s Industrial Site Recovery Act. We removed contaminated soil from the site and constructed an on-site remediation system for residual soil and groundwater contamination. Off-site investigation of contamination is ongoing.

•	Picillo

In January 2006, we participated in a binding arbitration to resolve contribution claims against us by a group of companies performing remediation of the Picillo Superfund site in Rhode Island. In March 2006, the arbitrator issued a decision which calls for the Company to pay approximately $2.5 million, plus interest, for past costs and 13% of future site costs. The Company previously established reserves to provide for the probable cost of this decision.

•	Martin Aaron Superfund Site

Rohm and Haas is a PRP at this Camden, New Jersey former drum recycling site. We are participating in a PRP group which is working on cost allocation issues, identifying additional PRPs, and commenting on EPA technical reports. U.S. EPA Region 2 has issued a Record of Decision (“ROD”) specifying a remedy consisting of groundwater pump and treat following soil excavation, and requesting that the PRPs conduct the remedy and reimburse it for past costs. The New Jersey Department of Environmental Protection (“NJDEP”) has recently presented a past cost and Natural Resource Damages claim to the PRP Group. The PRP Group is negotiating a Consent Decree with EPA and NJDEP.

•	Groundwater Treatment and Monitoring

Major remediation for certain sites, such as Kramer, Whitmoyer, Woodlands and Goose Farm has been completed. We are continuing groundwater remediation and monitoring programs. Reserves for these costs have been established.

•	Manufacturing Sites

We also have accruals for enforcement and corrective action programs under governmental environmental laws at several of our manufacturing sites. The more significant of these accruals for corrective action, in addition to those presented above, have been recorded for the following sites: Bristol, Pennsylvania; Philadelphia, Pennsylvania; Houston, Texas; Louisville, Kentucky; Ringwood, Illinois; Apizaco, Mexico; Jacarei, Brazil; Jarrow, U.K.; Lauterbourg, France; and Mozzanica, Italy. We are currently negotiating with the EPA to resolve enforcement arising out of an environmental inspection in 2000 at our Houston facility. We expect to resolve these claims by payment of a penalty and performance of a supplemental environmental project at a combined cost of approximately $1 million.

On February 15, 2006, two employees at our Cincinnati, Ohio specialty chemical plant were hospitalized as a result of exposure during routine maintenance activities to what has been determined to be hydrogen sulfide (H2S), gas. One employee subsequently died. Two other employees, members of the plant’s emergency response team, were treated at a local hospital and released that same day. We are conducting a full investigation into this incident and have fully cooperated with the investigation conducted by the Occupational Health and Safety Administration (“OSHA”).
Insurance Recoveries
We have actively pursued lawsuits over insurance coverage for certain environmental liabilities. It is our practice to reflect environmental insurance recoveries in the results of operations for the quarter in which the litigation is resolved through settlement or other appropriate legal processes. These resolutions typically resolve coverage for both past and future environmental spending and involve the “buy back” of the policies and have been included in cost of goods sold.
Self-Insurance
We maintain deductibles for general liability, business interruption, and property damage to owned, leased and rented property. These deductibles could be material to our earnings, but they should not be material to our overall financial position. We carry substantial excess general liability, property and business interruption insurance above our deductibles. In addition, we meet all statutory requirements for automobile liability and workers’ compensation.
Other Litigation
Rohm and Haas, Minnesota Mining and Manufacturing Company (3M) and Hercules, Inc. have been engaged in remediation of the Woodland Sites (“Sites”), two waste disposal locations in the New Jersey Pinelands, under various NJDEP orders since the early 1990s. Remediation is complete at one site and substantially complete at the other. In February 2006, a lawsuit was filed in Burlington County, New Jersey by the NJDEP and the Administrator of the New Jersey Spill Compensation Fund against these three companies and others for alleged natural resource damages relating to the Sites. We have not yet been served with the complaint.
In January 2006 and thereafter, civil lawsuits were filed against Rohm and Haas and other chemical companies in U. S. federal court, alleging violation of antitrust laws in the production and sale of methyl methacrylate (“MMA”). The various plaintiffs seek to represent a class of direct or indirect purchasers of MMA in the United States from January 1, 1995 through December 31, 2003. A similar lawsuit has also been filed in Canada. The lawsuits refer to an investigation of certain MMA producers by the European Commission in which Rohm and Haas was not involved in any way. The Company believes these lawsuits are without merit as to Rohm and Haas, and intends to defend them vigorously.
In late January 2006, Morton Salt was served with a Grand Jury subpoena in connection with an investigation by the Department of Justice into possible antitrust law violations in the “industrial salt” business. Neither Morton Salt, nor any Morton Salt employee has been charged with any wrongdoing. We are cooperating fully with the governmental investigation.
On December 22, 2005, a federal judge in Indiana issued a decision purporting to grant a class of participants in the Rohm and Haas pension plan the right to a cost-of-living adjustment (“COLA”) as part of the retirement benefit for those who elect a lump sum benefit. The decision contravenes the plain language of the plan, which clearly and expressly excludes a discretionary COLA for participants who elect a lump sum. We feel strongly that our plan fully complies with applicable law and therefore the judge’s decision is contrary to law. The judge has certified the question, enabling us to take an immediate appeal to the Seventh Circuit Court of Appeals. Were the decision to stand, the pension trust could be required to pay a COLA benefit to those plan participants who elected a lump sum benefit during the class period. We are still evaluating the extent of the potential financial impact of such a result on the plan.
In August 2005, three actions were filed in the Philadelphia Court of Common Pleas relating to brain cancer incidence among employees who worked at our Spring House, Pennsylvania research facility. Two actions were filed on behalf of individuals; the third is a class-action complaint which seeks a medical monitoring program for about 6,000 current and former Spring House employees. The plaintiffs allege that the number of brain cancer cases exceeds normal occurrence rates and allege that the cancers were caused by workplace chemical exposure. Our ongoing epidemiological studies have not found an association between anything in the Spring House workplace and brain cancer. The company believes that these actions have no merit and is actively defending against them. In April 2006, the court dismissed the medical monitoring case as barred by Pennsylvania Workers’ Compensation Law, and the plaintiff subsequently filed a Workers’ Compensation Petition seeking medical monitoring on his behalf and on behalf of others similarly situated.
In February 2003, the United States Department of Justice and several non-U.S. agencies initiated investigations into possible antitrust violations in the plastics additives industry. We have been notified that the investigation in the United States has been terminated and no further actions will be taken against any parties. We have responded to all inquiries from Canada and the European Union and have had no further contact from those agencies since 2003. We previously reported that the Japanese Fair Trade Commission brought proceedings against named Japanese plastics additives producers but did not initiate action against Rohm and Haas and no further action is expected.
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
As a result of the bankruptcy of asbestos producers, plaintiffs’ attorneys have focused on peripheral defendants, including our company, which had asbestos on its premises. Historically, these premises cases have been dismissed or settled for minimal amounts because of the minimal likelihood of exposure at our facilities. As the asbestos producers are bankrupted, the demands against companies with older manufacturing facilities of any type in the United States, such as our company, are increasing. We have reserved amounts for premises asbestos cases that we currently believe are probable and estimable.
There are also pending lawsuits filed against Morton related to employee exposure to asbestos at a manufacturing facility in Weeks Island, Louisiana with additional lawsuits expected. We expect that most of these cases will be dismissed because they are barred under workers’ compensation laws; however, cases involving asbestos-caused malignancies may not be barred under Louisiana law. Subsequent to the Morton acquisition, we commissioned medical studies to estimate possible future claims and recorded accruals based on the results.
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
NOTE 12: Subsequent Event
In April 2006, we purchased Floralife®, Inc., a top global provider of post-harvest care products for the floral industry based in South Carolina for approximately $21 million. The acquisition will expand the quality management system portfolio of our AgroFresh business within the Performance Chemicals segment to include post-harvest flowers on a global basis.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following commentary should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements for the year ended December 31, 2005, and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our 2005 annual report filed on Form 10-K with the Securities and Exchange Commission (“SEC”) on March 2, 2006.
Within the following discussion, unless otherwise stated, “three month period” refers to the three months ended March 31, 2006, and “prior period” refers to comparisons with the corresponding period in the previous year.
Forward-Looking Information
This document contains forward-looking information so that investors will have a better understanding of our future prospects and make informed investment decisions. Forward-looking statements within the context of the Private Securities Litigation Reform Act of 1995 include statements anticipating future growth in sales, cost of sales, earnings, selling and administrative expense, research and development expense and cash flows. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” and similar language to describe prospects for future operations or financial condition identify such forward-looking statements. Forward-looking statements are based on management’s assessment of current trends and circumstances, which may be susceptible to uncertainty, change or any other unforeseen development. Results could differ materially depending on such factors as changes in business climate, economic and competitive uncertainties, the cost of raw materials, natural gas, and other energy sources and the ability to achieve price increases to offset such cost increases, foreign exchange rates, interest rates, acquisitions or divestitures, risks in developing new products and technologies, the impact of new accounting standards, assessments for asset impairments, the impact of tax and other legislation and regulation in the jurisdictions in which we operate, changes in business strategies, manufacturing outages or the unanticipated costs of complying with environmental and safety regulations. As appropriate, additional factors are described in our 2005 annual report filed on Form 10-K with the SEC on March 2, 2006. We are under no obligation to update or alter our forward-looking statements, as a result of new information, future events or otherwise.

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
Annual Net Sales (in millions)
Annual Net Sales by Region (in millions)

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
Cash Generation
We generated $925 million and $947 million in cash from operating activities during 2004 and 2005, respectively, and we expect to generate in excess of $1 billion during 2006. We plan to deploy this cash to enhance stockholder value through higher dividends, strategic investments in our core businesses and technologies, and stock repurchases, as appropriate.
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
Our Board of Directors devotes substantial time in reviewing our business practices with regard to the norms of institutional integrity. Our Board is comprised of 13 directors, of which 12 are non-employees. The Audit, Nominating and Governance, and Executive Compensation committees of the Board are all entirely composed of independent directors.
Summary of Financial Results
In the first quarter of 2006, we reported sales of $2,083 million, a 3% increase over $2,022 million reported in the first quarter of 2005, reflecting higher selling prices to offset continued high raw material and energy costs. Higher volume and favorable mix in many of our businesses, offset by the unfavorable impact of currencies also contributed to the higher sales. Gross profit margin for the quarter was 31.2%, an increase over 30.2% in the first quarter of 2005. Higher demand and selling prices, along with a favorable product mix offset higher raw material and energy costs and the unfavorable impact of currencies. Selling and administrative expenses decreased 3% versus the first quarter of 2005 primarily due to the absence of a prior year $12 million pre-tax adjustment for stock-based compensation. Research and development expense for the quarter was $72 million, up 13% from the prior year period, reflecting increased spending to support growth projects in the Electronic Materials, Coatings and Performance Chemicals segments.
In the first quarter of 2006, high raw material and energy prices had a material impact on our consolidated results of operations. We use a broad range of raw materials across our operations, and the raw materials used vary widely among many of our businesses. In most cases, these raw materials are purchased from multiple sources under short-term and long-term supply contracts. It is difficult to predict the extent and duration of higher prices. For 2006, although the supply/demand balance is tight, we expect the supply of raw materials to be adequate to meet our demand. If the overall supply for certain raw materials becomes limited, obtaining alternative suppliers in the quantities we require could be difficult. We are attempting to mitigate the impact of escalating raw material and energy costs primarily by increasing selling prices, exercising control over discretionary spending, and utilizing swap, option and collar contracts. Additionally, we expect higher expenses for employee-related benefits, such as wages and pension expense in 2006.
In the first quarter of 2006, we reported earnings from continuing operations of $207 million, or $0.93 per share, as compared to $159 million, or $0.70 per share in the first quarter of 2005.
Critical Accounting Estimates
Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. Management considers an accounting estimate to be critical to the preparation of our financial statements when:
•	the estimate is complex in nature or requires a high degree of judgment, and

•	the use of different estimates and assumptions could have a material impact on the Consolidated Financial Statements.
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
In reviewing such matters, we consider a broad range of information, including the claims, demands, settlement offers received from governmental authorities or private parties, estimates performed by independent third parties, identification of other responsible parties and an assessment of their ability to contribute as well as our prior experience, to determine if a liability is probable and if the value is estimable. If both of these conditions are met, we record a liability. If we believe that no best estimate exists, we accrue the minimum in a range of possible losses, and disclose any material, reasonably possible, additional losses. If we determine a liability to be only reasonably possible, we consider the same information to estimate the possible exposure and disclose any material potential liability.
Our most significant reserves are those which have been established for remediation and restoration costs associated with environmental damage. As of March 31, 2006, we have $143 million reserved for environmental-related costs. We conduct studies and site surveys to determine the extent of environmental damage and necessary remediation. With the expertise of our environmental engineers and legal counsel, we determine our best estimates for remediation and restoration costs. These estimates are based on forecasts of future costs for remediation and change periodically as additional and better information becomes available. Changes to assumptions and considerations used to calculate remediation reserves could materially affect our results of operations or financial position. If we determine that the scope of remediation is broader than originally planned, discover new contamination, discover previously unknown sites or become subject to related personal injury or property damage claims, our estimates and assumptions could materially change.
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
In the determination of our current year tax provision, we have provided deferred income taxes on income from foreign subsidiaries which have not been reinvested abroad permanently because such earnings are taxable upon remittance to the United States. For foreign subsidiaries where earnings are permanently reinvested outside the United States, no accrual of United States income taxes has been provided. In addition, we operate within multiple taxing jurisdictions and are subject to audit within these jurisdictions. We record accruals for the estimated outcomes of these audits. We adjust these accruals, if necessary, upon the completion of tax audits or changes in tax law. Since significant judgment is required to assess the future tax consequences of events that have been recognized in our financial statements or tax returns, the ultimate resolution of these events could result in adjustments to our financial statements and such adjustments could be material. Therefore, we consider such estimates to be critical to the preparation of our financial statements.
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
Goodwill and indefinite-lived intangible assets are reviewed annually, or more frequently if changes in circumstances indicate the carrying value may not be recoverable. To test for recoverability, we typically utilize discounted estimated future cash flows to measure fair value for each reporting unit. This calculation is highly sensitive to both the estimated future cash flows of each reporting unit and the discount rate assumed in these calculations. These components are discussed below:
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
➢ Pension and Other Employee Benefits
Certain assumptions are used to measure plan obligations and related assets of company-sponsored defined benefit pension plans, post-retirement benefits, post-employment benefits (e.g., medical, disability) and other employee liabilities. Plan obligations and annual expense calculations are based on a number of key assumptions. These assumptions include the weighted-average discount rate at which obligations can be effectively settled, the anticipated rate of future increases in compensation levels, the expected long-term rate of return on assets, increases or trends in health care costs and estimated mortality. We use independent actuaries to assist us in preparing these calculations and determining these assumptions. We believe that the current assumptions used to estimate plan obligations and annual expense are appropriate in the current economic environment. However, if economic conditions change, we may be inclined to change some of our assumptions, and the resulting change could have a material impact on the consolidated statements of operations and on the balance sheets. The weighted-average discount rate and the estimated return on plan assets used in our determination of pension expense is as follows:

	2006		2005
	U.S.	Non-U.S.	U.S.	Non-U.S.

Discount rate	5.70%	4.85%	5.80%	5.49%
Estimated return on plan assets	8.50%	7.12%	8.50%	7.37%

The following illustrates the annual impact on pension expense of a 100 basis point increase or decrease from the assumptions used to determine the net cost for the year ending December 31, 2005:

					Combined
	Weighted-Average Discount		Estimated Return on		Increase/(Decrease)
	Rate		Plan Assets		Pension Expense
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

100 basis point increase	$(27)	$(12)	$(13)	$(5)	$(40)	$(17)
100 basis point decrease	29	10	13	5	42	15
The annual impact on other postretirement employee benefits expense of a 100 basis point increase or decrease from the discount rate used to determine the net cost for the year ending December 31, 2005 is immaterial.
➢ Share-Based Compensation
We account for share-based compensation in accordance with the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment”. Prior to January 1, 2006, we accounted for share-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”. Under the fair value recognition provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimation of the expected term of stock options, the expected volatility of our stock, expected dividends, and risk-free interest rates. If actual results differ significantly from these estimates, share-based compensation expense and our results of operations could be materially impacted.
FIRST QUARTER 2006 VERSUS FIRST QUARTER 2005 — CONSOLIDATED
Net Sales and Gross Profit
In the first quarter of 2006, we reported consolidated net sales of $2,083 million, an increase of 3% or $61 million from prior period net sales of $2,022 million. This increase is primarily driven by higher selling prices and higher demand, partially offset by the unfavorable impact of currencies as presented below:

Sales Change for the First Quarter 2006%

Selling price	3
Volume/mix	2
Currency	(2)

Total change	3%

Our gross profit for the first quarter of 2006 was $649 million, an increase of 6% or $39 million from $610 million in the first quarter of 2005, due largely to higher demand along with a favorable product mix, and higher selling prices, partially offset by higher raw material, energy and operating costs and the unfavorable impact of currencies. Gross profit margin increased to 31.2% from 30.2% in the first quarter of 2005.
Selling and Administrative Expense
Selling and administrative expenses were $251 million, a decrease of 3% or $8 million from $259 million in the first quarter of 2005. The decrease was primarily due to the absence of a prior year $12 million pre-tax adjustment for stock-based compensation, offset by an increase in employee-related costs.
Research and Development Expense
Research and development expenses for the first quarter of 2006 were $72 million, an increase of 13% or $8 million from $64 million in the first quarter of 2005, reflecting the increased spending to support growth projects. The most significant increases were in the Electronic Materials, Coatings and Performance Chemicals segments.

Interest Expense
Interest expense for the first quarter of 2006 was $25 million, a decrease of 29%, or $10 million from $35 million in the prior year period primarily due to lower levels of debt and a lower overall effective interest rate. During 2005, we retired $400 million in U.S. notes and exchanged Euro 240 million (approximately $290 million) in Euro-denominated notes for a more favorable effective interest rate and an extended term.
Amortization of Finite-lived Intangible Assets
Amortization of finite-lived intangible assets for the current quarter was $14 million, which was slightly less than $15 million in the prior year period. The decrease is due to a lower asset base as compared to prior year, resulting primarily from the 2005 impairments of certain finite-lived intangible assets.
Restructuring and Asset Impairments
Severance and Employee Benefits
For the three months ended March 31, 2006, we recorded approximately $3 million of expense for severance and associated employee benefits primarily related to the restructuring of our global Graphic Arts business within our Coatings segment that affected 27 positions. This charge was offset by a change in estimate to prior period restructuring reserves of $2 million, due to lower than expected separation costs.
In the first quarter of 2005, income was favorably impacted by $7 million, net, related to restructuring for severance and employee benefits. Included in this amount is $1 million of expense for severance and associated employee benefits affecting 27 positions within our Electronic Materials segment, and changes in estimates of $8 million to reduce restructuring reserves recorded in prior years. These changes in estimates are largely related to our North American support services restructuring announced in the fourth quarter of 2003. The changes in estimates were necessary to adequately reflect more accurate estimates of remaining obligations related to severance and other employee benefit costs as some employees have been redeployed, while in other cases the employees affected by the workforce reductions were able to fill positions left vacant through natural attrition. In addition, the majority of our European restructuring announced in June 2003, was completed. We do not anticipate any further severance costs associated with this initiative, and accordingly, changes in estimates were recorded to reduce the reserve to $0.
Asset Impairments
For the three months ended March 31, 2006, we recognized $3 million of fixed asset impairment charges associated with the restructuring of our global Graphic Arts business within our Coatings segment.
In the first quarter of 2005, we recognized $2 million of asset impairment charges. The charge consisted of $1 million of net fixed assets and $1 million of finite-lived intangible assets within the Circuit Board Technologies business of our Electronic Materials segment.
Share of Affiliate Earnings, net
Affiliate net earnings for the current quarter were $3 million, which was comparable to the prior year period.
Other (Income), net
In the first quarter of 2006, other income, net was $15 million as compared to $3 million in the first quarter of 2005. This increase was primarily due to $6 million of higher interest and investment income, $3 million lower currency losses, and $1 million additional royalty income.
Effective Tax Rate
We recorded a provision for income tax expense of $90 million for the first quarter of 2006, reflecting an effective tax rate from continuing operations before minority interest of 29.9% compared to a 30.4% effective rate for earnings in 2005 due to an increase in earnings from foreign subsidiaries permanently reinvested abroad.
Earnings from Continuing Operations
In the first quarter of 2006, we reported earnings of $207 million, or $0.93 per share, as compared to $159 million or $0.70 per share in the first quarter of 2005.

Minority Interest
As of March 31, 2006, we reported minority interest of $4 million, as compared to $1 million in 2005. The majority of our minority interest relates to a consolidated joint venture recorded in our Electronic Materials segment.
FIRST QUARTER 2006 VERSUS FIRST QUARTER 2005 – BY BUSINESS SEGMENT
Net Sales by Business Segment and Region

	Three Months Ended
	March 31,
(in millions)	2006	2005

Business Segment
Coatings	$673	$624
Monomers	473	477
Performance Chemicals	434	404
Electronic Materials	374	302
Salt	263	318
Adhesives and Sealants	185	193
Elimination of Intersegment Sales	(319)	(296)

Total	$2,083	$2,022

Customer Location
North America	$1,121	$1,091
Europe	498	529
Asia-Pacific	388	328
Latin America	76	74

Total	$2,083	$2,022

Earnings from Continuing Operations by Business Segment (1)

	Three Months Ended
	March 31,
(in millions)	2006	2005

Business Segment
Coatings	$51	$49
Monomers	66	59
Performance Chemicals	40	42
Electronic Materials	51	25
Salt	18	30
Adhesives and Sealants	15	16
Corporate (2)	(34)	(62)

Total	$207	$159

(1)	Earnings (loss) for all segments except Corporate are tax effected using our overall consolidated effective tax rate excluding certain discrete items.

(2)	Corporate includes certain corporate governance costs, interest income and expense, environmental remediation expense, insurance recoveries, exploratory research and development expense, balance sheet currency translation gains and losses, any unallocated portion of shared services and certain discrete tax items.

Provision for Restructuring and Asset Impairment by Business Segment

	Three Months Ended
Pre-Tax	March 31,
(in millions)	2006	2005

Business Segment
Coatings	$5	$—
Monomers	—	—
Performance Chemicals	—	(1)
Electronic Materials	(1)	4
Salt	—	—
Adhesives and Sealants	1	(1)
Corporate	(1)	(6)

Total	$4	$(4)

	Three Months Ended
After-Tax	March 31,
(in millions)	2006	2005

Business Segment
Coatings	$3	$—
Monomers	—	—
Performance Chemicals	—	(1)
Electronic Materials	(1)	3
Salt	—	—
Adhesives and Sealants	1	—
Corporate	(2)	(5)

Total	$1	$(3)

Coatings
First Quarter Net Sales (in millions)
Net sales for the Coatings business group were $673 million, an increase of 8%, or $49 million, from 2005 first quarter sales of $624 million. Strong volume growth, improved mix and higher selling prices drove the increase, which was partially offset by unfavorable currencies. Architectural and Functional Coatings, which account for the bulk of total Coatings sales, led the way with a 10% increase over the prior year, reflecting the factors noted above. The decorative coatings market was particularly strong, posting a 15% increase in sales, due in large part to a strong start to the “do-it-yourself” paint season along with expansion in emerging markets such as China, Turkey and India. Powder Coatings sales increased 4% over the prior year despite weaker currencies in Europe, primarily due to higher volume and higher selling prices. The business is achieving steady penetration in emerging markets, such as

Asia-Pacific. Automotive Coatings sales decreased 14% from the prior period, primarily driven by persistently low demand from the U.S. automotive manufacturers. This weaker demand is tempered by growth of the Japanese automobile manufacturers, which are served by our joint venture company.
We continue to see adoption of new technologies across the Coatings businesses, including our formaldehyde-free cross linking Aquaset™ technology used in home insulation, and our low-VOC emulsions for decorative paint applications. In Powder Coatings, we see strong growth in acrylic clear coatings for automotive wheels and growing use of our new technology for heat resistant powder finishes.
Earnings of $51 million in 2006 were up from $49 million in 2005, and include a $4 million, after-tax, charge for restructuring and other one-time costs related to the Graphic Arts business. The earnings improvement reflects stronger demand, with an improved product mix and higher selling prices, which more than offset higher raw material and energy costs, and increased operating and support costs.
Monomers
First Quarter Net Sales (in millions)
First quarter 2006 net sales from Monomers were $473 million, a decrease of $4 million, or 1%, from prior period net sales of $477 million. The net sales results for Monomers include sales to our internal downstream monomer-consuming businesses, primarily Architectural and Functional Coatings, Adhesives and Sealants, and Performance Chemicals, along with sales to third party customers. Sales to third party customers decreased 15% to $154 million in the first quarter of 2006 from $181 million in the prior period, primarily due to lower volumes. Sales to downstream Rohm and Haas specialty businesses were 8% higher, due primarily to higher selling prices and slightly higher volumes.

	Three Months Ended
(in millions)	March 31,
	2006	2005

Total Sales	$473	$477
Elimination of Intersegment Sales	(319)	(296)

Third Party Sales	$154	$181

Earnings of $66 million for the first quarter of 2006 increased from $59 million in the prior period, as higher pricing to downstream Rohm and Haas businesses was partially offset by the negative impact of lower third party sales and higher raw material and energy costs. During the quarter, approximately 60% of Monomers earnings were generated by sales to the downstream businesses, as compared to approximately 40% last year.

We are successfully managing through the impact of increased global monomer supply, which became apparent in the fourth quarter of 2005. The increased supply is a result of new production facilities that have come on-line. We expect this trend to continue and impact the third-party monomer margins negatively.
Performance Chemicals
First Quarter Net Sales (in millions)
In the first quarter of 2006, net sales from Performance Chemicals were $434 million, an increase of 7%, or $30 million, from 2005 net sales of $404 million. The increase was driven by improved demand and higher selling prices, partially offset by unfavorable currencies during the quarter. Sales from Plastics Additives increased 13% from the prior period, the result of strong demand in most regions and higher pricing, partially offset by unfavorable currencies. Demand was strong in the Packaging segment in Asia Pacific, while the building and construction markets in North America and Europe also contributed solid growth. Net sales for Consumer and Industrial Specialties decreased 3% versus the prior period reflecting lower volume and the unfavorable impact of currencies, partially offset by increased selling prices and favorable mix. The business enjoyed healthy growth in all regions, except Europe, where softness in dispersants depressed sales. Net sales from Process Chemicals were up 8% compared to the first quarter of 2005, reflecting strength in Ion Exchange Resins and sodium borohydride across several key markets, along with higher selling prices, which more than offset the unfavorable impact of currencies.
Performance Chemicals earnings for the first quarter of 2006 were $40 million, down 5% versus earnings of $42 million in the prior year, as the favorable impacts of strong demand and higher pricing were more than offset by higher operating and research costs, increased raw material and energy costs, and increased spending to support new product introductions in the AgroFresh business and biocide product line.

Electronic Materials
First Quarter Net Sales (in millions)
Net sales for the Electronic Materials business reached $374 million in the first quarter 2006, up 24%, or $72 million, versus sales of $302 million in 2005. This performance establishes another quarterly record for the business. Demand was strong across all businesses, especially in North America and Asia Pacific, with some partial offset from the negative impact of currencies. Sales in advanced technology product lines were up 42% versus the first quarter of 2005.
The Circuit Board Technologies business grew 6% overall in the first quarter, as continued strength in Asia, up 13% versus the same period a year ago, more than offset weaker demand in the U.S. and Europe. Packaging and Finishing Technologies sales growth of 36% was driven by North America and Asia, with the North American growth partially driven by precious metal pass-through sales. Process sales grew 13% versus the previous year. Sales from Semiconductor Technologies grew 27% for the quarter, reflecting continued strength in sales of Chemical Mechanical Planarization (CMP) pads and slurries in all regions along with strong sales of our advanced photoresists and related products both in North America and Asia Pacific.
Earnings of $51 million were up significantly from the $25 million earned in the first quarter of 2005, reflecting increased sales and higher margins on advanced technology products. This earnings level represents a new record for the business. First quarter 2005 earnings included $3 million, after-tax, in restructuring and asset impairment charges.

Salt
First Quarter Net Sales (in millions)
In the first quarter of 2006, net sales from Salt were $263 million, a decrease of 17%, or $55 million, versus 2005 sales of $318 million. The decrease reflects a significant decrease in ice control volumes, as mild weather conditions in much of the U.S. resulted in significantly lower demand for highway de-icing salt. Higher selling prices and the impact of favorable currency partially offset the ice control volume decline.
Earnings for the quarter were $18 million, down from the $30 million earned in 2005, primarily the result of the reduced demand for ice control salt mentioned above, along with higher production and distribution costs, partially offset by increased selling prices.
Adhesives and Sealants
First Quarter Net Sales (in millions)
In the first quarter of 2006, net sales for Adhesives and Sealants were $185 million, a decrease of 4%, or $8 million, from net sales of $193 million in 2005. The decrease reflects the impacts of unfavorable currencies and lower demand, partially offset by favorable pricing. The overall lower demand reflects prior portfolio management initiatives, along with lower demand for some acrylic products that benefited from a tight monomer supply environment in the prior year.
Earnings of $15 million, which include $1 million, after-tax, in restructuring charges, were down versus earnings of $16 million in the first quarter of 2005. The earnings decline reflects higher operating costs, increased raw material and energy costs, and lower demand, offset by higher selling prices.

Corporate
First Quarter After-Tax Expenses (in millions)
In the first quarter of 2006, Corporate expenses were $34 million, down $28 million from expenses of $62 million in 2005. The decrease includes $7 million, after-tax, in lower interest expense, reflecting lower debt, and the absence of prior-year charges of $12 million, after-tax, for the early extinguishment of debt and $8 million, after-tax, for a one-time adjustment related to the acceleration of stock-based compensation for retirement-eligible employees.
LIQUIDITY AND CAPITAL RESOURCES
Overview
One of our key financial policies is to maintain a strong balance sheet with debt levels well-covered by our cash flows. As of March 31, 2006, our company’s debt ratio (total debt in proportion to total debt plus stockholders’ equity) was 35%, down from 36% as of December 31, 2005, and cash from operating activities for the rolling twelve months ended March 31, 2006 was approximately 50% of our quarter-end debt (cash from operating activities in proportion to total debt). Over the next several years, we expect to pursue growth strategies and provide cash returns to our stockholders without unduly stressing these ratios. We intend to generate stockholder value through higher dividends, strategic investments in our core businesses and technologies, and stock repurchases as appropriate, specifically to:
•	Continue to pay higher cash dividends to our stockholders. Dividend payouts have increased at an average 10% compound annual growth rate since 1978.

•	Reinvest in core businesses through our capital expenditure program to drive profitable growth and enhance stockholder value. We will also consider selected acquisitions or alliances in targeted areas.

•	Repurchase our common stock. In December 2004, our Board of Directors authorized the repurchase of up to $1 billion of our common stock through 2008, with the timing of the purchases depending on market conditions and other priorities for cash. As of March 31, 2006, we repurchased $273 million of our stock or 6 million shares. In the three months ended March 31, 2006, we did not repurchase any shares.

In the three months ended March 31, 2006, our primary source of cash was from operating activities. Our principal uses of cash were capital expenditures and dividends. These are summarized in the table below:

	Three Months ended
	March 31,
(in millions)	2006	2005

Cash provided by operations	$183	$35
Net debt reduction	(10)	(295)
Capital expenditures	(53)	(48)
Dividends	(65)	(57)
Stock repurchases	—	(29)
Stock option exercise proceeds	38	42
Cash Provided by Operations
First quarter 2006 cash from operating activities exceeded the prior-year period by $148 million; the result of higher earnings, working capital management and the absence of any debt retirement premium.
The cash flow we generate from operating activities is typically concentrated in the second half of the year due to working capital patterns in some of our core businesses, such as Coatings, as well as the timing of certain annual payments such as employee bonuses, interest on debt and property taxes, which are concentrated in the first half of the year. With our strong first quarter performance, we expect 2006 cash from operating activities to exceed $1 billion. Maintaining strong operating cash flow through earnings and working capital management continues to be an important objective.
Pension Plan and Postretirement Benefit Plan Funding and Liability
Our U.S. ERISA-qualified pension plans represent approximately 75% of our pension plan assets and do not require additional funding in 2006. However, the amount and the timing of any funding will be dependent on changes in the level of interest rates and the actual rate of return earned on plan assets. Funding could be accelerated if interest rate levels used to value liabilities decline or if assets fail to earn the assumed rate of return of 8.5%. During 2005, we identified an opportunity to increase the funding of our U.S. pension and other postretirement employee benefit plans on a tax-deductible basis. Accordingly, we decided to maximize tax-deductible funding of these plans by voluntarily contributing $137 million to our U.S. pension trust in October 2005. Of this total, $125 million was designated to fund pension benefits and the remaining $12 million to fund retiree health care. We also increased funding of our smaller international pension trusts. Total funding for our significant international pension plans was approximately $42 million in 2005, over half of which was used to fund shortfalls in our United Kingdom pension trust. In 2006, we expect to contribute approximately $102 million to our qualified and non-qualified pension plans as well as our postretirement healthcare plans. Funding requirements for subsequent years are uncertain and will significantly depend on changes in assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plan, and any legislative or regulatory changes affecting plan funding requirements. For tax planning, financial planning, cash flow management or cost reduction purposes, we may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.
Capital Expenditures
We intend to manage our capital expenditures to take advantage of growth and productivity improvement opportunities as well as to fund ongoing environmental protection and plant infrastructure requirements. We have a well defined review procedure for the authorization of capital projects. Capital expenditures through the first quarter of 2006 are above the prior year period expenditures primarily due to higher spending for our China Research and Development Center, CMPT technology center in Taiwan, and projects within the Coatings segment, partially offset by lower Monomers spending due to the timing of maintenance on our Houston Plant. Projected capital expenditures for fiscal year 2006 of approximately $425 million, compared to $333 million in fiscal year 2005, are expected to be in line with depreciation expense.

Dividends
Common stock dividends have been paid each year since 1927. The payout has increased at an average 10% compound annual growth rate since 1978.

2006				2005
	Amount				Amount
	(Per	Amount			(Per	Amount
Date of dividend	common	(In		Date of dividend	common	(In
payment	share)	millions)	Record Date	payment	share)	millions)	Record Date

March 1, 2006	$0.29	$65	February 17, 2006	March 1, 2005	$0.25	$57	February 18, 2005

				June 1, 2005	0.29	65	May 13, 2005

				September 1, 2005	0.29	64	August 12, 2005

				December 1, 2005	0.29	64	November 4, 2005
Stock Repurchase Program
In December 2004, our Board of Directors authorized the repurchase of up to $1 billion of our common stock through 2008, with the timing of the purchases depending on market conditions and other priorities for cash. As of March 31, 2006, we repurchased $273 million of our stock or 6 million shares. We did not repurchase shares during the three months ended March 31, 2006.
Liquidity and Debt
As of March 31, 2006, we had $678 million in cash, including restricted cash, and $2,200 million in debt compared with $570 million and $2,195 million, respectively, at December 31, 2005. A summary of our cash and debt balances is provided below:

	March 31,	December 31,
(in millions)	2006	2005

Short-term obligations	$311	$121
Long-term debt	1,889	2,074

Total debt	$2,200	$2,195

Cash and cash equivalents	$675	$566
Restricted cash	3	4

Total	$678	$570

Debt
In March of 2005, we retired $400 million of our 7.4% notes scheduled to mature on July 15, 2009. The retirement resulted in a loss of $17 million in the prior year period. We had entered into interest rate locks prior to original issuance of this debt in 1999, fixed/floating interest rate swap contracts in May 2001 which had been cashed out in May 2004, and interest rate locks again during the first quarter of 2005 in conjunction with the retirement. Cumulative cash received from these derivatives reduced the loss which would have otherwise been incurred by $31 million. Due to the debt retirement, our interest expense decreased by approximately $16 million during 2005, $5 million during the first quarter of 2006, and we expect to report lower interest expense of approximately $5 million per quarter through July 2009. This early retirement was enabled by the strong cash flow from prior year operations.
At March 31, 2006, we had no commercial paper outstanding. The remainder of our short-term debt was primarily composed of local bank borrowings and the current portion of long-term debt for our 6.0% Euro-denominated notes due in March 2007. During 2006, our primary source of short-term liquidity will be cash from operating activities. This will be supplemented with commercial paper and bank borrowings to support local working capital needs from time to time. In December 2005, we entered into a $500 million revolving credit facility with a syndicated group of banks. This facility is committed until December 2010 and is not contingent upon our credit rating. As of March 31, 2006, we have not drawn down any funds against this facility.
Moody’s and Standard and Poor’s currently rate our senior unsecured long-term debt A-3 and A minus, respectively, with stable outlooks; and our short-term commercial paper, P2 and A2, respectively. In general, we believe these ratings are consistent with the objectives of our long-term financial policies.
Use of Derivative Instruments to Manage Market Risk
We use derivative instruments to reduce uncertainties arising from conducting our business in a variety of currencies, financing at long- and short-term interest rates and pricing our raw materials at market prices. The policies and procedures applicable to our use of these derivative instruments are disclosed in Items 7a and 8 (Notes 1 and 5) of our 2005 Form 10-K.
During the three months ended March 31, 2006, $2 million net cash was realized from derivative instruments, while the market value of our derivative instruments depreciated $16 million after-tax. During the same period, derivative instruments lowered interest expense and increased our effective cost of natural gas above spot prices. Overall derivatives had an immaterial impact on earnings for the three months ended March 31, 2006.
During the remainder of this year we expect to finance and manage financial prices under business and economic conditions characterized by sufficient cash reserves; an uncertain path for the dollar; a flat U.S. yield curve with medium and long-term rates under pressure; and easing, but still high, commodity prices. Our objectives are to preserve our earnings from potential weaker local currencies, maintain or reduce our effective interest rate despite rising market rates, and capture opportunities to increase protection against further natural gas price spikes.
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
Accruals
We have provided for costs to remediate former manufacturing and waste disposal sites, including Superfund sites, as well as our company facilities. We consider a broad range of information when we determine the amount necessary for remediation accruals, including available facts about the waste site, existing and proposed remediation technology and the range of costs of applying those technologies, prior experience, government proposals for these or similar sites, the liability of other parties, the ability of other Potentially Responsible Parties (“PRPs”) to pay costs apportioned to them and current laws and regulations. Reserves for environmental remediation that we believe to be probable and estimable are recorded appropriately as current and long-term liabilities in the Consolidated Balance Sheets. The reserves for remediation were $143 million at March 31, 2006 and $147 million at December 31, 2005. We assess the accruals quarterly and update as additional technical and legal information becomes available. However, at certain sites, we are unable, due to a variety of factors, to assess and quantify the ultimate extent of our responsibility for study and remediation costs. The amounts charged to pre-tax earnings for environmental remediation and related charges were $4 million for the three months ended March 31, 2006 and 2005, and are primarily recorded as a cost of goods sold in the Consolidated Statements of Operations.

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
With regard to Berry’s Creek, and the surrounding wetlands, EPA has issued letters to 158 PRPs for performance of a broad scope investigation of risks posed by contamination in Berry’s Creek. Performance of this study is expected to take at least six years to complete. Today, there is much uncertainty as to what will be required to address Berry’s Creek, but investigation and cleanup costs, as well as potential resource damage assessments, could be very high and our share of these costs could possibly be material to the results of our operations, cash flows and consolidated financial position.
Our other significant environmental matters are described in Note 11 to the Consolidated Financial Statements.
In addition to accrued environmental liabilities, there are costs which have not met the definition of probable, and accordingly, are not recorded in the Consolidated Balance Sheets. We have identified reasonably possible loss contingencies related to environmental matters of approximately $104 million and $110 million at March 31, 2006 and December 31, 2005, respectively.
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
Due to the nature of our business, we have emissions of CO2 primarily from combustion sources, although we also have some minor process by-product CO2 emissions. Our emissions of other greenhouse gases are infrequent and minimal as compared to CO2 emissions. We have therefore focused on ways to increase energy efficiency and curb increases in greenhouse gas emissions resulting from growth in production in addition to lowering the energy usage of existing operations. Although the general lack of specific legislation prevents any accurate estimates of the long term impact on the Company, any legislation that limits CO2 emissions may create a potential restriction to business growth by capping consumption of traditional energy sources available to all consumers of energy, including Rohm and Haas. Capping consumption could result in: increased energy cost, additional capital investment to lower energy intensity and rationed usage with the need to purchase greenhouse gas emission credits. We will continue to follow these climate change issues, work to improve the energy efficiencies of our operations, work to minimize any negative impacts on company operations and seek technological breakthroughs in energy supply and efficiency.
Litigation
We are involved in various kinds of litigation, principally in the United States. We strive to resolve litigation where we can through negotiation and other alternative dispute resolution methods such as mediation. Otherwise, we vigorously defend lawsuits in the Courts. Significant litigation is described in Note 11 to the Consolidated Financial Statements.
ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED
Accounting for Servicing of Financial Assets
In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets an Amendment of FASB Statement No. 140.” SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 156 requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. SFAS No. 156 also allows an entity to choose one of two methods when subsequently measuring its servicing assets and servicing liabilities. SFAS No. 156 is effective after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We will adopt SFAS No. 156 as of January 1, 2007, and do not believe it will have a material impact to our consolidated financial statements.
Certain Hybrid Financial Instruments
In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS No. 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another a derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We will adopt SFAS No. 155 as of January 1, 2007, and we will apply the provisions of SFAS No. 155 if and when required.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Management’s discussion of market risk is incorporated herein by reference to Item 7a of the Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 2, 2006.
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

b)	Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are likely to materially effect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
For information related to Legal Proceedings, see Note 11: Contingent Liabilities, Guarantees and Commitments in the accompanying Notes to Consolidated Financial Statements.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to our purchases of our common stock during the quarter ended March 31, 2006:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average Price	Purchased as Part of	of Shares that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the Plans or
Period	Purchased (1)	Share (1)	Plans or Programs (2)	Programs (2)
January 1, 2006 - January 31, 2006	1,847	$50.82	—	$727,255,832
February 1, 2006 - February 28, 2006	4,011	51.56	—	727,255,832
March 1, 2006 - March 31, 2006	15,219	50.27	—	727,255,832
Total	21,077		—	727,255,832

Notes:

(1)	21,077 shares were purchased as a result of employee stock option exercises (stock swaps).

(2)	In December 2004, our Board of Directors authorized the repurchase of up to $1 billion of our common stock through 2008, with the timing of the purchases depending on market conditions and other priorities for cash. As of March 31, 2006, we repurchased $273 million of our stock or 6 million shares. We did not repurchase shares during the three months ended March 31, 2006.
ITEM 6. Exhibits

(31.1)	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

(31.2)	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

(32)	Certification Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002. The exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Jacques M. Croisetiere

Jacques M. Croisetiere
Vice President and Chief Financial Officer

DATE: April 28, 2006	ROHM AND HAAS COMPANY
(Registrant)