Form 10-Q
period 2006-06-30
ROHM & HAAS CO
filed 2006-07-28
CIK 84792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Yes ☐ No ☑
Common stock outstanding at July 21, 2006: 220,848,522 shares

ROHM AND HAAS COMPANY and SUBSIDIARIES
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005
Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005
Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005
Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2006
Notes to Consolidated Financial Statements

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Rohm and Haas Company and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	June 30,		June 30,
(unaudited)	2006	2005	2006	2005
Net sales	$2,081	$1,978	$4,139	$3,971
Cost of goods sold	1,453	1,391	2,868	2,783

Gross profit	628	587	1,271	1,188

Selling and administrative expense	254	243	498	496
Research and development expense	71	65	142	128
Interest expense	27	29	52	64
Amortization of intangibles	14	14	27	28
Restructuring and asset impairments	—	33	4	29
Loss on early extinguishment of debt	—	—	—	17
Share of affiliate earnings, net	4	1	5	3
Other (income), net	(2)	(10)	(16)	(12)

Net earnings from continuing operations before income taxes and minority interest	268	214	569	441

Income taxes	73	40	163	113
Minority interest	3	2	7	3

Net earnings from continuing operations	$192	$172	$399	$325

Net (loss) earnings from discontinued operation	(26)	6	(26)	12

Net earnings	$166	$178	$373	$337

Basic earnings per share (in dollars):
Net earnings from continuing operations	$0.88	$0.77	$1.81	$1.46
Net (loss) earnings from discontinued operation	(0.13)	0.03	(0.12)	0.05

Net earnings per share	$0.75	$0.80	$1.69	$1.51

Diluted earnings per share (in dollars):
Net earnings from continuing operations	$0.87	$0.76	$1.79	$1.44
Net (loss) earnings from discontinued operation	(0.12)	0.03	(0.12)	0.06

Net earnings per share	$0.75	$0.79	$1.67	$1.50

Weighted average common shares outstanding — basic:	220.3	222.6	220.5	223.2
Weighted average common shares outstanding — diluted:	222.6	224.7	222.8	225.5
See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended
(in millions)	June 30,
(unaudited)	2006	2005
Cash Flows from Operating Activities
Net earnings	$373	$337

Adjustments to reconcile net earnings to net cash provided by operating activities:

Loss (gain) on sale of assets	4	(6)
Provision for allowance for doubtful accounts	2	4
Provision for deferred taxes	(4)	(34)
Restructuring and asset impairments	11	29
Depreciation	204	213
Amortization of finite-lived intangibles	29	30
Share-based compensation	27	35
Loss on extinguishment of debt	—	17
Premium paid on debt retirement	—	(46)
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(92)	(114)
Inventories	(28)	(39)
Prepaid expenses and other current assets	(4)	—
Accounts payable and accrued liabilities	(175)	(164)
Federal, foreign and other income taxes payable	(14)	(15)
Other, net	39	24

Net cash flow provided by operating activities	372	271

Cash Flows from Investing Activities
Acquisitions of businesses and affiliates	(28)	(6)
Decrease in restricted cash	1	41
Proceeds from the sale of land, buildings and equipment	4	15
Additions to land, buildings and equipment	(145)	(132)
Proceeds (payments) for hedge of net investment in foreign subsidiaries	4	(10)

Net cash flow used for investing activities	(164)	(92)

Cash Flows from Financing Activities
Repayments of long-term debt	(13)	(407)
Purchase of common stock	(167)	(171)
Proceeds from exercise of stock options	52	56
Tax benefit of stock options	4	—
Net change in short-term borrowings	(61)	78
Payment of dividends	(138)	(122)

Net cash flow used for financing activities	(323)	(566)

Effect of exchange rate changes on cash and cash equivalents	41	(36)

Net decrease in cash and cash equivalents	(74)	(423)

Cash and cash equivalents at the beginning of the period	566	625

Cash and cash equivalents at the end of the period	$492	$202

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Balance Sheets

(in millions, except share data)	June 30,	December 31,
(unaudited)	2006	2005
Assets
Cash and cash equivalents	$492	$566
Restricted cash	3	4
Receivables, net	1,616	1,479
Inventories	851	798
Prepaid expenses and other current assets	289	302
Current assets of discontinued operation	55	56

Total current assets	3,306	3,205

Land, buildings and equipment, net of accumulated depreciation	2,616	2,642
Investments in and advances to affiliates	105	103
Goodwill	1,555	1,525
Other intangible assets, net of accumulated amortization	1,507	1,503
Other assets	456	475
Other assets of discontinued operation	267	274

Total Assets	$9,812	$9,727

Liabilities and Stockholders’ Equity
Liabilities
Short-term obligations	$396	$121
Trade and other payables	594	612
Accrued liabilities	749	807
Income taxes payable	161	193
Current liabilities of discontinued operation	9	11

Total current liabilities	1,909	1,744

Long-term debt	1,802	2,074
Employee benefits	669	649
Deferred income taxes	902	935
Other liabilities	234	241
Other liabilities of discontinued operation	78	56

Total Liabilities	5,594	5,699

Minority Interest	117	111

Commitments and contingencies

Stockholders’ Equity
Preferred stock; par value — $1.00; authorized - 25,000,000 shares; issued — no shares	—	—
Common stock; par value — $2.50; authorized - 400,000,000 shares; issued - 242,078,349 shares	605	605
Additional paid-in capital	2,182	2,152
Retained earnings	1,998	1,762
Treasury stock at cost (2006 - 21,322,501 shares; 2005 - 20,115,637 shares)	(525)	(409)
ESOP shares (2006 - 8,844,424 shares; 2005 - 9,220,434 shares)	(85)	(88)
Accumulated other comprehensive loss	(74)	(105)

Total Stockholders’ Equity	4,101	3,917

Total Liabilities and Stockholders’ Equity	$9,812	$9,727

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Statement of Stockholders’ Equity
For the six months ended June 30, 2006

	Number of				Number of
	Shares of				Shares of			Accumulated
	Common		Additional		Treasury			Other	Total	Total
(in millions, except share amounts in thousands)	Stock	Common	Paid-in	Retained	Stock	Treasury		Comprehensive	Stockholders’	Comprehensive
(unaudited)	Outstanding	Stock	Capital	Earnings	Outstanding	Stock	ESOP	Income (Loss)	Equity	Income
Balance January 1, 2006	221,963	$605	$2,152	$1,762	20,116	$(409)	$(88)	$(105)	$3,917
Net earnings				373					373	$373
Current period changes in fair value, net								1	1	1
Reclassification to earnings, net								(3)	(3)	(3)
Cumulative translation adjustment, net								32	32	32
Change in minimum pension liability, net								1	1	1

Total comprehensive income										$404

Repurchase of common stock	(3,000)		(17)		3,000	(150)			(167)
Common stock issued:
Stock-based compensation	1,793		47		(1,793)	34			81
ESOP							3		3
Tax benefit on ESOP				1					1
Common dividends ($0.62 per share)				(138)					(138)

Balance June 30, 2006	220,756	$605	$2,182	$1,998	21,323	$(525)	$(85)	$(74)	$4,101

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
In the second quarter of 2006, our Board of Directors approved a plan to sell our Automotive Coatings business, which was previously a business within our Coatings reporting segment. The held-for-sale and discontinued operations criteria set forth in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS No. 144”) were met. Therefore, the results of our Automotive Coatings business are presented as a discontinued operation in our Consolidated Financial Statements for all periods presented herein. See Note 3 to the Consolidated Statements.
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
We also hold a variable interest in another joint venture, accounted for under the equity method of accounting. The variable interest relates to a cost-plus arrangement between the joint venture and each joint venture partner. We have determined that we are not the primary beneficiary and therefore have not consolidated the entity’s assets, liabilities and results of operations in our consolidated financial statements. The entity provides manufacturing services to us and the other joint venture partner, and has been in existence since 1999. As of June 30, 2006, our investment in the joint venture totals approximately $36 million, representing our maximum exposure to loss.
NOTE 2: New Accounting Pronouncements
Accounting for Uncertainty in Income Taxes
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 is an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. This interpretation also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. The recognition threshold and measurement attribute is part of a two step tax position evaluation process prescribed in FIN 48. FIN 48 is effective after the beginning of an entity’s first fiscal year that begins after December 15, 2006. We will adopt FIN 48 as of January 1, 2007, and are currently evaluating the impact to our consolidated financial statements.
Presentation of Taxes Collected from a Customer and Remitted to Governmental Authorities in the Income Statement
In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to this Issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006. We will adopt EITF 06-3 as of January 1, 2007, and are currently evaluating the impact to our consolidated financial statements.
Accounting for Servicing of Financial Assets
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets an Amendment of FASB Statement No. 140.” SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 156 is effective after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We will adopt SFAS No. 156 as of January 1, 2007, and do not believe it will have a material impact to our consolidated financial statements.
Certain Hybrid Financial Instruments
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS No. 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We will adopt SFAS No. 155 as of January 1, 2007, and we will apply the provisions of SFAS No. 155 if and when required.
Non-monetary Transactions
In December 2005, the EITF issued EITF No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” to clarify under what circumstances two or more transactions with the same counterparty (counterparties) should be viewed as a single non-monetary transaction within the scope of Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Non-monetary Transactions.” In addition, EITF No. 04-13 clarifies whether there are any circumstances under which the transactions should be recognized at fair value if non-monetary transactions within the scope of APB No. 29 involve inventory. EITF No. 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, in interim or annual periods beginning after March 15, 2006. The adoption of EITF No. 04-13 in the second quarter of 2006 did not have a material impact on our financial position, results of operations or cash flows.
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
Share-Based Compensation
In December 2004, the FASB issued SFAS No. 123R (“SFAS No. 123R”), “Share-Based Payments.” This statement revises SFAS No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS No. 123R requires companies to recognize expense over the employee’s requisite service period in the income statement for the grant-date fair value of awards of share-based payments including equity instruments and stock appreciation rights. SFAS No. 123R also clarifies and expands guidance in several areas, including measuring fair value, defining requisite service period, accounting for liability awards and accounting for tax benefits. We adopted SFAS No. 123R as of January 1, 2006. Due to the fact that all of our options issued prior to January 1, 2003, the date we adopted SFAS No. 123, were vested as of January 1, 2006, the adoption of SFAS No. 123R did not have a material impact on our financial position, results of operations or cash flows. SFAS No. 123R is discussed further in Note 7 to the Consolidated Financial Statements.
NOTE 3: Discontinued Operation
In the second quarter of 2006, our Board of Directors approved a plan to sell our Automotive Coatings business which was previously a business within our Coatings reporting segment. We determined that the Automotive Coatings business became an Asset Held for Sale and has been treated as a discontinued operation, and we have reflected this business as such in our financial statements for all periods presented. We expect to sell the Automotive Coatings business within the next 12 months, dependent upon market conditions.
In accordance with EITF Issue No. 93-17, “Recognition of Deferred Tax Assets for a Parent Company’s Excess Tax Basis in the Stock of a Subsidiary That is Accounted for as a Discontinued Operation” we recorded certain tax/book basis differences resulting in the recognition of a deferred tax liability of $21 million, which is included in the income tax provision for discontinued operations.
In accordance with FAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we compared the fair value of our expected disposal asset groupings and determined the net carrying value of one asset group was impaired by approximately $7 million, which is included in the loss from discontinued operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2006	2005	2006	2005

Net sales from discontinued operation	$24	$29	$49	$58

(Loss) earnings from discontinued operation	(8)	2	(8)	4

Income tax (provision) benefit	(18)	4	(18)	8

Net (loss) earnings from discontinued operation	$(26)	$6	$(26)	$12

The following table presents the major classes of assets and liabilities of our discontinued operation:

	June 30,	December 31,
(in millions)	2006	2005

Current assets of discontinued operation	$55	$56

Land, buildings and equipment, net	33	39
Investments in and advances to affiliates	45	43
Goodwill	76	76
Intangible assets	113	115
Other long-term assets	—	1

Other assets of discontinued operation	267	274

Total Assets of discontinued operation	$322	$330

Current liabilities of discontinued operation	$9	$11

Accrued and deferred income based taxes	74	52
Other long-term liabilities	4	4

Other liabilities of discontinued operation	78	56

Total Liabilities of discontinued operation	$87	$67

NOTE 4: Acquisitions
In the second quarter of 2006, we acquired the net assets of Floralife®, Inc. (“Floralife”), a top global provider of post-harvest care products for the floral industry based in South Carolina for approximately $22 million. As part of the purchase price allocation, $14 million was allocated to intangible assets, primarily consisting of licensed technology and customer relationships, $3 million in net working capital, $3 million to fixed assets, $6 million to goodwill and $4 million to deferred tax liabilities. The intangible assets primarily consist of definite-lived intangible assets with useful lives ranging from 5 to 9 years. Prior to this acquisition, we had a royalty agreement with Floralife whereby we paid Floralife for the use of certain technologies. The acquisition by Rohm and Haas will expand the portfolio of our AgroFresh TM business to include post-harvest flowers on a global basis. The proforma results of operations for Floralife for the three and six month periods ended June 30, 2006 and 2005, respectively, would not be material to the Rohm and Haas Consolidated Statements of Operations for those respective periods. The results of operations for Floralife are included in our Performance Chemicals business segment as of the second quarter of 2006.
NOTE 5: Segment Information
We operate six reportable segments: Coatings, Monomers, Performance Chemicals, Electronic Materials, Salt, and Adhesives and Sealants. The Coatings, Performance Chemicals and Electronic Materials reportable segments aggregate businesses. The reportable operating segments, how they are aggregated, and the types of products from which their revenues are derived are discussed below.
➢	Coatings

The Coatings segment is comprised of two businesses: Architectural and Functional Coatings and Powder Coatings. Architectural and Functional Coatings produces acrylic emulsions and additives that are used to make industrial and decorative coatings, varnishes and specialty finishes. This business offers products that serve a wide variety of coatings markets: industrial markets for use on metal, wood and in traffic paint; the building industry for use in roofing materials, insulation and cement; and consumer markets for use in latex paints, paper, textiles and non-woven fibers, graphic arts and leather. Powder Coatings produces a comprehensive line of powder coatings that are sprayed in a solid form onto consumer and industrial products and parts. Our powder coatings are used on a wide variety of products, ranging from door handles to patio and deck furniture, to windshield wipers, televisions and industrial shelving. The results of the Automotive Coatings business which were previously reported in the Coatings segment are now shown as a discontinued operation. More information is provided in Note 3 to the Consolidated Financial Statements.

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

The Electronic Materials segment provides cutting-edge technology for use in telecommunications, consumer electronics and household appliances. The Circuit Board Technologies business develops and delivers the technology, materials and fabrication services for increasingly powerful, high-density circuit boards in computers, cell phones, automobiles and many other electronic devices. Our Packaging and Finishing Technologies business develops and delivers innovative materials and processes that boost the performance of a diverse range of electronic, optoelectronic and industrial packaging and finishing applications. The Semiconductor Technologies business develops and supplies integrated products and technologies on a global basis enabling our customers to drive leading-edge semiconductor design to boost performance of semiconductor devices powered by smaller and faster chips. This business also develops and delivers materials used for chemical mechanical planarization, the process used to create the flawless surfaces required to allow manufacturers to make faster and more powerful integrated circuits and electronic substrates.
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
The table below presents net sales by reportable segment. Segment eliminations are presented for intercompany sales between reportable segments.
     Net Sales by Business Segment and Region

	Three Months Ended		Six Months Ended
(in millions)	June 30,		June 30,
	2006	2005	2006	2005
Business Segment
Coatings	$739	$713	$1,387	$1,308
Monomers	499	495	972	972
Performance Chemicals	452	425	886	829
Electronic Materials	393	326	767	628
Salt	160	151	423	469
Adhesives and Sealants	183	186	368	379
Elimination of Intersegment Sales	(345)	(318)	(664)	(614)

Total net sales	$2,081	$1,978	$4,139	$3,971

Customer Location
North America	$1,061	$1,019	$2,164	$2,088
Europe	521	521	1,013	1,044
Asia-Pacific	418	363	805	690
Latin America	81	75	157	149

Total net sales	$2,081	$1,978	$4,139	$3,971

     Net Earnings (Loss) from Continuing Operations by Business Segment (1)

	Three Months Ended		Six Months Ended
(in millions)	June 30,		June 30,
	2006	2005	2006	2005
Business Segment
Coatings	$71	$69	$123	$117
Monomers	50	53	116	112
Performance Chemicals	42	38	82	80
Electronic Materials	60	38	111	63
Salt	1	(2)	19	28
Adhesives and Sealants	12	—	27	16
Corporate (2)	(44)	(24)	(79)	(91)

Total net earnings from continuing operations	$192	$172	$399	$325

(1)	Earnings (loss) for all segments except Corporate are tax effected using our overall consolidated effective tax rate excluding certain discrete items.

(2)	Corporate includes certain corporate governance costs, interest income and expense, environmental remediation expense, insurance recoveries, exploratory research and development expense, balance sheet currency translation gains and losses, any unallocated portion of shared services and certain discrete period tax items.
NOTE 6: Restructuring and Asset Impairments
Severance and employee benefit costs associated with restructuring initiatives are primarily accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.” Asset impairment charges are accounted for in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The following net restructuring and asset impairment charges were recorded for the three and six months ended June 30, 2006 and 2005, respectively as detailed below:
Pre-Tax

	Three Months Ended		Six Months Ended
(in millions)	June 30,		June 30,
	2006	2005	2006	2005

Severance and employee benefits	$—	$—	$1	$(7)
Other, including contract lease termination penalties	—	—	—	1
Asset impairments, net of gains	—	33	3	35

Total (income) expense	$—	$33	$4	$29

Restructuring and Asset Impairment by Business Segment
Pre-Tax

	Three Months Ended		Six Months Ended
(in millions)	June 30,		June 30,
	2006	2005	2006	2005

Business Segment
Coatings	$(1)	$10	$4	$10
Monomers	—	—	—	—
Performance Chemicals	—	—	—	(1)
Electronic Materials	—	(1)	(1)	3
Salt	—	—	—	—
Adhesives and Sealants	—	25	1	24
Corporate	1	(1)	—	(7)

Total (income) expense	$—	$33	$4	$29

Restructuring by Initiative

		Contract and
	Severance and	lease
	Employee	termination and
	benefits	other costs	Total

2006 Initiatives:
Initial Charge	$4	$—	$4
Payments	—	—	—
Changes in estimate	(1)	—	(1)

June 30, 2006 ending balance	3	—	3

2005 Initiatives:
Initial Charge	$36	$1	$37
Payments	(3)	(1)	(4)
Changes in estimate	—	—	—

December 31, 2005 ending balance	33	—	33
Payments	(7)	—	(7)
Changes in estimate	(1)	—	(1)

June 30, 2006 ending balance	25	—	25

2004 Initiatives:
Initial Charge	$33	$1	$34
Payments	(3)	—	(3)
Changes in estimate	(3)	—	(3)

December 31, 2004 ending balance	27	1	28
Payments	(19)	—	(19)
Changes in estimate	(5)	(1)	(6)

December 31, 2005 ending balance	3	—	3
Payments	(1)	—	(1)
Changes in estimate	(1)	—	(1)

June 30, 2006 ending balance	1	—	1

Balance at June 30, 2006	$29	$—	$29

The balance at June 30, 2006, recorded for severance and employee benefits, is included in accrued liabilities in our Consolidated Balance Sheets. The restructuring reserve balances presented are considered adequate to cover committed restructuring actions. Our restructuring initiatives are generally completed in 12 to 18 months.
Restructuring Initiatives
2006 Initiatives
For the three months ended June 30, 2006, we recorded approximately $1 million of expense for severance and associated employee benefits primarily associated with the elimination of 10 positions in our North American support services, as we continue to capitalize on the enhancements made possible by the implementation of our Enterprise Resource Planning system. This charge was offset by $1 million of favorable adjustments to appropriately reflect more accurate estimates of remaining obligations related to severance payments within our global Graphic Arts business initiative announced in the first quarter of 2006.
For the six months ended June 30, 2006, we recorded approximately net $3 million of expense for severance and associated employee benefits primarily related to the restructuring of our global Graphic Arts business within our Coatings segment, and our North American support services restructuring, that affected 37 positions in total.
Of the 37 positions identified under total 2006 restructuring initiatives, 3 positions have been eliminated as of June 30, 2006.

2005 Initiatives
For the three months ended June 30, 2005, we recorded a $2 million charge for severance and related employee benefits primarily associated with the planned closure of our Wytheville plant and consolidation of our North American Powder Coatings operations, in addition to a smaller reduction in force effort within our Plastics Additives business that affected 93 positions in total.
For the six months ended June 30, 2005, we recorded $3 million of expense for severance and associated employee benefits affecting 120 positions, primarily associated with the planned closure of our Wytheville plant and consolidation of our North American Powder Coatings operations, and smaller reduction in force efforts within our Electronic Materials segment and Plastics Additives business. In the first six months of 2006, we recorded changes in estimates to reduce our reserves by $1 million for severance and employee benefit charges related to total 2005 initiatives.
Of the 590 positions identified under total 2005 restructuring initiatives, 301 positions have been eliminated as of June 30, 2006.
2004 Initiatives
For the three months ended June 30, 2004, we recorded a charge of $11 million for severance and employee separation benefits, affecting 220 positions in total, which is primarily associated with the reorganization of our Louisville plant in our Plastics Additives business, and smaller reduction in force efforts in several functions of our organization.
For the first six months of 2006 and 2005, we recorded changes in estimates of $1 million and $2 million, respectively, to reduce our reserves for severance and employee benefit charges relating to total 2004 restructuring initiatives. All severance payments contemplated by these initiatives are materially complete.
Of the initial 500 positions identified, we reduced the total number of positions to be affected by these initiatives by 120 to 380 positions in total. As of June 30, 2006, 362 positions have been eliminated.
Prior Year Initiatives
For the first six months of 2005, we recorded changes in estimates of $8 million to reduce our reserves for severance and employee benefit charges related to prior year initiatives.
Asset Impairments
2006
For the three months ended June 30, 2006, no asset impairments were recognized in earnings from continuing operations.
For the six months ended June 30, 2006, we recognized $3 million of fixed asset impairment charges in earnings from continuing operations associated with the restructuring of our global Graphic Arts business within our Coatings segment.
We recorded a $7 million asset impairment related to our discontinued operation. See Note 3 to the Consolidated Financial Statements for more information.
2005
For the three months ended June 30, 2005, we recognized a net $33 million of asset impairment charges. Of the total, $25 million was recognized for the impairment of intangible and fixed assets related to our synthetic leather and gloss lamination product lines within our Adhesives and Sealants business. In addition $9 million of fixed assets associated with the closure of our Wytheville facility within our Powder Coatings business were also impaired. Gains on sales of previously impaired assets offset the total impairment charge by $1 million.
For the six months ended June 30, 2005, we recognized $35 million, net of asset impairment charges. Of the total, $20 million was recognized for the impairment of intangible assets and $16 million for the impairment of fixed assets. Gains on sales of previously impaired assets offset the total impairment charge by $1 million.

NOTE 7: Share-Based Compensation
We have various share-based compensation plans for employees, executives and directors. The majority of our share-based compensation awards are granted in restricted stock and restricted stock units (“restricted stock”), and non-qualified stock options. For the three and six months ended June 30, 2006, we recognized approximately $9 million and $27 million, respectively, of pre-tax expense related to share-based compensation, and a related income tax benefit of $4 million and $10 million, respectively. Approximately $4 million and $5 million of the total expense was related to liability awards in the three and six months ended June 30, 2006, respectively. For the three and six months ended June 30, 2005, we recognized approximately $8 million and $35 million, respectively, of expense related to share-based compensation, and a related income tax benefit of $2 million and $12 million, respectively. Approximately $1 million and $2 million of the total expense was related to liability awards in the three and six months ended June 30, 2005, respectively.
Of the total expense recorded in 2006, approximately $19 million was a component of selling and administrative expense, $5 million was a component of cost of sales, and $3 million was a component of research and development. The amount of compensation cost capitalized was not material.
During the first quarter of 2005, we became aware of a provision of SFAS No. 123, which resulted in an acceleration of our share-based compensation for retirement eligible employees where our plans provide for immediate vesting of share-based compensation upon their retirement. This resulted in a one-time adjustment of approximately $12 million pre-tax, which related to prior periods.
Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment.” SFAS No. 123R, which is a revision of FASB Statement No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values. Because we adopted the fair value method of recording stock-based compensation as defined in SFAS No. 123 on January 1, 2003, all options granted prior to January 1, 2003 were fully vested as of January 1, 2006. Therefore, the adoption of SFAS No. 123R did not materially impact our consolidated results of operations. However, we are required to comply with the following provisions of SFAS No. 123R, which also did not materially impact our consolidated results:
•	Forfeiture rate – SFAS No. 123R requires the recognition of expense only for awards that will eventually vest. The provision requires pre-vesting forfeitures to be estimated at the time of grant and modified, if necessary, if actual forfeitures differ from estimated forfeitures. Our forfeiture rates were based upon historical share-based compensation cancellations through December 31, 2005. The estimated forfeiture rates resulted in an immaterial adjustment to current unvested awards.

•	Tax benefits – SFAS No. 123R requires tax benefits resulting from share-based compensation in excess of compensation cost recognized to be classified as financing cash flows in the Consolidated Statements of Cash Flows. Prior to the adoption of SFAS No. 123R, tax benefits resulting from share-based compensation were classified as operating cash flows.

•	Tax windfall pool – SFAS No. 123R requires companies to calculate a cumulative pool of tax windfalls, offset by tax shortfalls, using historical data from the original implementation date of SFAS No. 123. We have calculated a tax windfall pool as of June 30, 2006; therefore, any future tax shortfalls related to share-based compensation should be charged against additional paid-in capital up to the amount of our windfall pool.
Stock Options
Our stock options generally vest over three years, with one-third vesting each year. We recognize expense for our stock options using the straight-line method over the requisite service period. Our options generally expire ten years after the grant date. The total value of compensation expense for stock options is equal to the fair value of the award on the grant date. We calculate the fair value of stock options utilizing the Black-Scholes option-pricing model. Total pre-tax compensation expense recognized in the Consolidated Statement of Operations for stock options was $2 million in the three months ended June 30, 2006 and 2005, and $8 million and $12 million in the six months ended June 30, 2006 and 2005, respectively.

A summary of our stock options as of June 30, 2006 is presented below:

	2006
			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic Value
	Shares (000s)	Exercise Price	Contractual Term	(000s)
Outstanding at December 31, 2005	8,424	$36.73
Granted	791	50.37
Forfeited	(23)	45.83
Exercised	(1,481)	34.28		$23,812

Outstanding at June 30, 2006	7,711	38.57	5.74	88,399

Options exercisable at June 30, 2006	6,301	$36.38	5.03	$86,040
In the six months ended June 30, 2006, the weighted average value of options granted was $12.73 compared to $13.84 in 2005.
As of June 30, 2006, there was $9 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.2 years.
The Black-Scholes option-pricing model was used to estimate the fair value for each grant made under the Rohm and Haas plan during the year. The following are the weighted-average assumptions used for all shares granted in the six months ended June 30, 2006:

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
Restricted Stock
Our restricted stock primarily cliff-vests over three to five years. We recognize expense for our restricted stock using the straight-line method over the requisite service period. The total value of compensation expense for restricted stock is equal to the average of the high and low price of Rohm and Haas Company shares on the date of grant. Total pre-tax compensation expense recognized in the Consolidated Statement of Operations for restricted stock was $4 million and $5 million in the three months ended June 30, 2006 and 2005, respectively, and $12 million and $21 million in the six months ended June 30, 2006 and 2005, respectively.

A summary of our restricted stock as of June 30, 2006 is presented below:

		2006
		Weighted-
	Shares	Average	Fair Value
	(000s)	Fair Value	(000’s)

Nonvested at December 31, 2005	2,199	$37.25
Granted	582	50.28
Forfeited	(84)	40.25
Vested	(55)	36.52	$2,036

Nonvested at June 30, 2006	2,642	40.04

As of June 30, 2006, there was $53 million of unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 2.7 years.
Long-term Performance Share Plan (“LTPSP”)
We grant executives share-based liability awards (amounts settled in cash) and equity awards whose vesting is contingent upon meeting various performance goals, including return on net assets and our company stock performance against peers. We calculate the fair value of the market based component of the equity award using a lattice model. Shares related to our long-term incentive plan are vested over a period of 3 years. Total pre-tax compensation expense recognized in the Consolidated Statement of Operations for our LTPSP was $3 million and $1 million in the three months ended June 30, 2006 and 2005, respectively, and $7 million and approximately $2 million in the six months ended June 30, 2006 and 2005, respectively.
As of June 30, 2006, there was $19 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under our performance plan; that cost is expected to be recognized over a period of approximately 1.9 years.
Financial Accounting Standards Board Statement No. 148 (“SFAS No. 148”)
The disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which allowed us to adopt SFAS No. 123 prospectively, provide that the pro forma net earnings and net earnings per share be presented as if the fair value based method had been applied to all awards granted to employees, not just awards granted after the date of adoption. All of our options issued prior to January 1, 2003, the date we adopted SFAS No. 123, fully vested in the first quarter of 2005; therefore, our share-based employee compensation expense from the second quarter of 2005 going forward is equal to total share-based employee compensation expense determined under fair value-based method.
NOTE 8: Comprehensive Income
The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2006	2005	2006	2005

Net earnings	$166	$178	$373	$337
Other comprehensive income from continuing operations:
Current period changes in fair value of derivative instruments qualifying as hedges, net of ($2), ($2), ($1) and ($6) of income taxes, respectively	3	4	1	11
Reclassification to earnings of derivative instruments qualifying as hedges, net of $1, $0, $2 and $1 of income taxes, respectively	(1)	—	(3)	(2)
Cumulative translation adjustment, net of $6, ($10), $7 and ($1) of income taxes, respectively	24	(22)	32	(8)
Minimum pension liability, net of $0, $0, $0 and $0 of income taxes, respectively	—	1	1	—

Total comprehensive income	$192	$161	$404	$338

NOTE 9: Earnings from Continuing Operations per Share
The difference in common shares outstanding used in the calculation of basic and diluted earnings from continuing operations per common share is primarily due to the effect of stock options and non-vested restricted stock as reflected in the reconciliations that follow:

	Three Months Ended June 30,			Six Months Ended June 30,
	Earnings			Earnings
	from			from
	continuing			continuing
(in millions, except per share	operations	Shares	Per Share	operations	Shares	Per Share
amount)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

2006
Net earnings from continuing operations available to stockholders (Basic)	$192	220.3	$0.88	$399	220.5	$1.81
Dilutive effect of options and non-vested restricted stock (1)	—	2.3	(0.01)	—	2.3	(0.02)

Diluted earnings from continuing operations per share	$192	222.6	$0.87	$399	222.8	$1.79

2005
Net earnings from continuing operations available to stockholders (Basic)	$172	222.6	$0.77	$325	223.2	$1.46
Dilutive effect of options and non-vested restricted stock (1)	—	2.1	(0.01)	—	2.3	(0.02)

Diluted earnings from continuing operations per share	$172	224.7	$0.76	$325	225.5	$1.44

(1)	For the three months ended June 30, 2006 and 2005, 0.8 million shares and 0.7 million shares, respectively, were excluded from the calculation of diluted earnings per share as the exercise price of the stock options was greater than the average market price.
NOTE 10: Share Repurchase Program
In December 2004, our Board of Directors authorized the repurchase of up to $1 billion of our common stock through 2008, with the timing of the purchases depending on market conditions and other priorities for cash. During the second quarter we used $167 million available cash to repurchase 3 million of our outstanding shares from a financial institution under an accelerated share repurchase program. We received 0.5 million additional shares during July 2006 at the completion of the accelerated share repurchase program. As of June 30, 2006, we repurchased $440 million of our stock or 9 million shares.
NOTE 11: Retirement Benefits
We sponsor and contribute to pension plans that provide defined benefits to U.S. and non-U.S. employees. Pension benefits earned are generally based on years of service and compensation during active employment. We provide health care and life insurance benefits under numerous plans for substantially all of our domestic retired employees, for which we are self-insured. Most retirees are required to contribute toward the cost of such coverage. We also provide health care and life insurance benefits to some non-U.S. retirees, primarily in France and Canada.
The following disclosures include amounts for both the U.S. and significant foreign pension plans (primarily Canada, Germany, Japan, and the United Kingdom) and other postretirement benefits.

Estimated Components of Net Periodic Cost

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(in millions)	2006	2005	2006	2005	2006	2005	2006	2005

Service cost	$19	$19	$39	$38	$1	$1	$3	$3
Interest cost	33	35	67	68	6	6	13	13
Expected return on plan assets	(40)	(36)	(79)	(73)	(1)	—	(1)	—
Amortization of initial net asset	—	(1)	—	(1)	—	—	—	—
Amortization of prior service cost	1	1	2	2	—	—	(1)	(1)
Amortization of net loss	10	13	21	22	—	—	—	—

Net periodic benefit cost	$23	$31	$50	$56	$6	$7	$14	$15

Employer Contributions
During the three and six months ended June 30, 2006, we contributed approximately $37 million and $55 million, respectively, to our qualified and non-qualified pension plans and postretirement benefit plans. These amounts include $17 million contributed to our Canadian pension trust in April 2006. We anticipate making full-year contributions as required of approximately $100 million this year, which consists of required contributions of $50 million for our foreign qualified pension plans, $10 million for our non-qualified pension plans, and $40 million for our postretirement benefit plans. In addition to our required contributions, we are evaluating maximizing tax-deductible funding of these plans by voluntarily contributing $137 million to fund our U.S. pension obligation and $12 million to fund future retiree medical costs before September 15, 2007.
NOTE 12: Inventories
Inventories consist of the following:

(in millions)	June 30, 2006	December 31, 2005

Finished products and work in process	$679	$638
Raw materials	130	118
Supplies	42	42

Total	$851	$798

NOTE 13: Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2006, by business segment, are as follows:

			Performance	Electronic		Adhesives
(in millions)	Coatings	Monomers	Chemicals	Materials	Salt	and Sealants	Total

Balance as of January 1, 2006	$212	$29	$156	$362	$328	$438	$1,525
Goodwill related to acquisitions (1)	—	—	6	6	—	—	12
Currency effects (2)	5	—	8	—	—	5	18

Balance as of June 30, 2006	$217	$29	$170	$368	$328	$443	$1,555

(1)	Goodwill related to acquisitions is due to the following: $6 million Electronic Materials — buyback of additional shares of CMPT, and $6 million related to the acquisition of Floralife®, Inc.

(2)	Certain goodwill amounts are denominated in foreign currencies and are translated using the appropriate U.S. dollar exchange rate.

SFAS No. 142 Impairment Review
In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to perform, at a reporting unit level, an impairment review of goodwill and indefinite-lived intangible assets on an annual basis, and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our annual impairment review is as of May 31 of each year.
The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.
During the second quarter of 2006, we completed our 2006 annual FAS 142 impairment review and determined that goodwill and indefinite-lived intangible assets were not impaired as of this date. For purposes of this review, we primarily utilized discounted cash flow analyses for estimating the fair value of the reporting units.
Intangible Assets
SFAS No. 142 established two broad categories of intangible assets: finite-lived intangible assets, which are subject to amortization; and indefinite-lived intangible assets, which are not subject to amortization.
The following table provides information regarding our intangible assets:

	June 30, 2006			December 31, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying		Carrying
(in millions)	Amount	Amortization	Net	Amount	Amortization	Net

Finite-lived Intangibles:
Customer list	$880	$(159)	$721	$865	$(144)	$721
Trade name	141	(28)	113	138	(26)	112
Developed technology	398	(163)	235	383	(149)	234
Patents, license agreements and other	161	(102)	59	160	(99)	61

	1,580	(452)	1,128	1,546	(418)	1,128

Indefinite-lived Intangibles:
Trade name	330	(23)	307	328	(23)	305
Strategic location (1)	77	(5)	72	75	(5)	70

	407	(28)	379	403	(28)	375

Total	$1,987	$(480)	$1,507	$1,949	$(446)	$1,503

(1)	Strategic location is a specific customer-related asset that recognizes the intangible value of our supply source in relation to a customer’s location.
Certain of our intangible assets are denominated in foreign currencies and are translated using the appropriate U.S. dollar exchange rate. For the six months ended June 30, 2006, the currency translation adjustment recorded to the gross carrying amount and accumulated amortization was $24 million and ($5) million, respectively.
Finite-lived intangible assets increased by $14 million as a result of our acquisition of Floralife®, Inc. in April of 2006.
Finite-lived intangible assets are amortized over their estimated useful lives and are reviewed for impairment whenever changes in circumstances indicate the carrying value may not be recoverable in accordance with SFAS

No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Amortization expense for finite-lived intangible assets was $14 million and $27 million for the three and six months ended June 30, 2006, and $14 million and $28 million for the three and six months ended June 30, 2005, respectively. Future amortization expense is estimated to be $55 million for the year 2006 and for each of the subsequent four years.
In addition, in accordance with SFAS No. 144, we recorded a $2 million impairment related to the intangible assets of our discontinued operation. See Note 3 to the Consolidated Financial Statements for more information.
NOTE 14: Contingent Liabilities, Guarantees and Commitments
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
Remediation Reserves and Reasonably Possible Amounts
Reserves for environmental remediation that we believe to be probable and estimable are recorded appropriately as current and long-term liabilities in the Consolidated Balance Sheets. The reserves for remediation were $142 million at June 30, 2006 and $147 million at December 31, 2005. The amounts charged to pre-tax earnings for environmental remediation and related charges were $4 million and $8 million for the three and six months ended June 30, 2006, and $13 million and $17 million for the three and six months ended June 30, 2005, respectively, and are primarily recorded as cost of goods sold in the Consolidated Statements of Operations.
In addition to accrued environmental liabilities, there are costs which have not met the definition of probable, and accordingly, are not recorded in the Consolidated Balance Sheets. We have identified reasonably possible loss contingencies related to environmental matters of approximately $105 million and $110 million at June 30, 2006 and December 31, 2005, respectively.
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

With regard to Berry’s Creek, and the surrounding wetlands, EPA has issued letters to 158 PRPs for performance of a broad scope investigation of risks posed by contamination in Berry’s Creek. Performance of this study is expected to take at least six years to complete. The PRPs are in the process of forming a representative group to negotiate with the EPA. Today, there is much uncertainty as to what will be required to address Berry’s Creek, but investigation and cleanup costs, as well as potential resource damage assessments, could be very high and our share of these costs could possibly be material to the results of our operations, cash flows and consolidated financial position.
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

We also have accruals for enforcement and corrective action programs under governmental environmental laws at several of our manufacturing sites. The more significant of these accruals for corrective action, in addition to those presented above, have been recorded for the following sites: Bristol, Pennsylvania; Philadelphia, Pennsylvania; Houston, Texas; Louisville, Kentucky; Ringwood, Illinois; Apizaco, Mexico; Jacarei, Brazil; Jarrow, U.K.; Lauterbourg, France; and Mozzanica, Italy. We have resolved an enforcement action by the EPA arising out of an environmental inspection in 2000 at our Houston facility in 2006 by agreeing to pay a penalty and to perform a supplemental environmental project at a combined cost of approximately $1 million.

On February 15, 2006, two employees at our Cincinnati, Ohio specialty chemical plant were hospitalized as a result of exposure during routine maintenance activities to what has been determined to be hydrogen sulfide (H2S) gas. One employee subsequently died. Two other employees, members of the plant’s emergency response team, were treated at a local hospital and released that same day. We implemented corrective and preventive measures. In June of 2006, we resolved Occupational Health and Safety Administration citations by agreeing to implement abatement measures and also to pay $18,500 in penalties.
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
Self-Insurance
We maintain deductibles for general liability, business interruption and property damage to owned, leased and rented property. These deductibles could be material to our earnings, but they should not be material to our overall financial position. We carry substantial excess general liability, property and business interruption insurance above our deductibles. In addition, we meet all statutory requirements for automobile liability and workers’ compensation.
Other Litigation
In April 2006 and thereafter, lawsuits were filed against Rohm and Haas claiming that the Company’s Ringwood, Illinois plant contaminated groundwater and air that allegedly reached properties a mile south of the plant site. Also sued were the owner of a plant site neighboring our facility and a company which leases a portion of our facility. An action brought in federal court in Philadelphia, Pennsylvania, seeks certification of a class comprised of the owners and residents of about 500 homes in McCullom Lake Village, seeking medical monitoring and compensation for alleged property value diminution, among other things. In addition, lawsuits were filed in the Philadelphia Court of Common Pleas by six individuals who claim that contamination from the plants has resulted in brain cancer. We believe that these lawsuits are without merit and we intend to defend them vigorously.
Rohm and Haas, Minnesota Mining and Manufacturing Company (3M) and Hercules, Inc. have been engaged in remediation of the Woodland Sites (“Sites”), two waste disposal locations in the New Jersey Pinelands, under various NJDEP orders since the early 1990s. Remediation is complete at one site and substantially complete at the other. In February 2006, a lawsuit was filed in state court in Burlington County, New Jersey by NJDEP and the Administrator of the New Jersey Spill Compensation Fund against these three companies and others for alleged natural resource damages relating to the Sites. In June 2006, after the lawsuit was served, the defendants filed a notice of removal of the action to the federal court in Camden, New Jersey. This lawsuit presents significant legal and public policy issues, including the fundamental issue of whether there are any “damages”, and the Company intends to defend it vigorously.
In January 2006 and thereafter, civil lawsuits were filed against Rohm and Haas and other chemical companies in U. S. federal court, alleging violation of antitrust laws in the production and sale of methyl methacrylate (“MMA”)

and polymethylmethacrylates (“PMMA”). The various plaintiffs seek to represent a class of direct or indirect purchasers of MMA or PMMA in the United States from January 1, 1995 through December 31, 2003. A similar lawsuit has also been filed in Canada. The lawsuits refer to an investigation of certain chemical producers by the European Commission in which Rohm and Haas was not involved in any way. The Company believes these lawsuits are without merit as to Rohm and Haas, and intends to defend them vigorously.
In late January 2006, Morton Salt was served with a Grand Jury subpoena in connection with an investigation by the Department of Justice into possible antitrust law violations in the “industrial salt” business. Neither Morton Salt, nor any Morton Salt employee has been charged with any wrongdoing. We are cooperating fully with the governmental investigation.
On December 22, 2005, a federal judge in Indiana issued a decision purporting to grant a class of participants in the Rohm and Haas pension plan the right to a cost-of-living adjustment (“COLA”) as part of the retirement benefit for those who elect a lump sum benefit. The decision contravenes the plain language of the plan, which clearly and expressly excludes a discretionary COLA for participants who elect a lump sum. We feel strongly that our plan fully complies with applicable law and therefore the judge’s decision is contrary to law. The judge has certified the question, enabling us to take an immediate appeal to the Seventh Circuit Court of Appeals and the Seventh Circuit has agreed to hear the appeal. We are awaiting a briefing schedule from that court. Were the decision to stand, the pension trust could be required to pay a COLA benefit to those plan participants who elected a lump sum benefit during the class period.
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
In February 2003, the United States Department of Justice and several non-U.S. agencies initiated investigations into possible antitrust violations in the plastics additives industry. In April 2006, we were notified that the grand jury investigation in the United States has been terminated and no further actions will be taken against any parties. We have responded to all inquiries from Canada and the European Union and have had no further contact from those agencies since 2003. We previously reported that the Japanese Fair Trade Commission brought proceedings against named Japanese plastics additives producers but did not initiate action against Rohm and Haas and no further action is expected.
In civil litigation on plastics additives matters, we are a party to nine private federal court civil antitrust actions that have been consolidated in the U.S. District Court for the Eastern District of Pennsylvania, including one that originally had been filed in State Court in Ohio and another involving an individual direct purchaser claim that was filed in federal court in Ohio. These actions have been brought against Rohm and Haas and other producers of plastics additives products by direct purchasers of these products and seek civil damages as a result of alleged violations of the antitrust laws. The named plaintiffs in all but one of these actions are seeking to sue on behalf of all similarly situated purchasers of plastics additives products. Federal law provides that persons who have been injured by violations of Federal antitrust law may recover three times their actual damages plus attorneys’ fees. In addition, in August 2005, a new indirect purchaser class action antitrust complaint was filed in the U.S. District Court for the Eastern District of Pennsylvania, consolidating all but one of the indirect purchaser cases that previously had been filed in various state courts, including Tennessee, Vermont, Nebraska, Arizona, Kansas and Ohio. The court has dismissed from the consolidated action the claims arising from the states of Nebraska, Kansas and Ohio, and allowed the claims from Arizona, Tennessee and Vermont to continue. The only remaining state court indirect action is the one filed in California. Our internal investigation has revealed no wrongdoing. We believe these cases are without merit as to Rohm and Haas, and we continue to vigorously defend against these actions.

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
NOTE 15: Subsequent Events
On June 28, 2006, we provided the holders of the remaining $94 million of our 7.40% notes due in July 2009, notice of our intent to redeem the notes. The notes were redeemed on July 28, 2006, and will result in an immaterial gain.
In the third quarter of 2006, our Board of Directors declared a regular quarterly dividend of $0.33 per common share. This dividend will be payable on September 1, 2006, to shareholders of record at the close of business on August 11, 2006.
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
Within the following discussion, unless otherwise stated, “three month period” and “six month period” refers to the three and six months ended June 30, 2006, and “prior period” refers to comparisons with the corresponding period in the previous year.

Forward-Looking Information
This document contains forward-looking information so that investors will have a better understanding of our future prospects and make informed investment decisions. Forward-looking statements within the context of the Private Securities Litigation Reform Act of 1995 include statements anticipating future growth in sales, cost of sales, earnings, selling and administrative expense, research and development expense and cash flows. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” and similar language to describe prospects for future operations or financial condition identify such forward-looking statements. Forward-looking statements are based on management’s assessment of current trends and circumstances, which may be susceptible to uncertainty, change or any other unforeseen development. Results could differ materially depending on such factors as changes in business climate, economic and competitive uncertainties, the cost of raw materials, natural gas, and other energy sources and the ability to achieve price increases to offset such cost increases, foreign exchange rates, interest rates, acquisitions or divestitures, risks in developing new products and technologies, the impact of new accounting standards, assessments for asset impairments, the impact of tax and other legislation and regulation in the jurisdictions in which we operate, changes in business strategies, manufacturing outages or the unanticipated costs of complying with environmental and safety regulations. As appropriate, additional factors are described in our 2005 annual report filed on Form 10-K with the SEC on March 2, 2006. We are under no obligation to update or alter our forward-looking statements, as a result of new information, future events or otherwise

Company Overview
We are a global specialty materials company that began almost 100 years ago when a chemist, Otto Rohm, and a businessman, Otto Haas, decided to form a partnership to make a unique chemical product for the leather industry. That once tiny firm, now known as Rohm and Haas Company, reported sales of approximately $7.9 billion in 2005 on a portfolio of global businesses including specialty chemicals, electronic materials and salt. Today, we leverage science and technology to design materials and processes that enable our customers’ products to work. We serve a broad segment of dynamic markets, the largest of which include: building and construction, electronics, food and retail, household and personal care, industrial processes, packaging, transportation and water. To serve these markets, we have significant operations with approximately 100 manufacturing and 35 research facilities in 27 countries with approximately 16,500 employees. As discussed in Note 3 to the Consolidated Financial Statements, in the second quarter of 2006, our Board of Directors approved a plan to sell our Automotive Coatings business. The results of this business are presented as a discontinued operation in our Statements of Operations for all periods presented.
Annual Net Sales (in millions) (1)
Annual Net Sales by Region (in millions)

(1)	Results do not include our Automotive Coatings business, which is presented as a discontinued operation.

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
Cash Generation
We generated $925 million and $947 million in cash from operating activities during 2004 and 2005, respectively, and we expect to generate approximately $1.1 billion during 2006. We plan to deploy this cash to enhance stockholder value through higher dividends, strategic investments in our core businesses and technologies, and share repurchases, as appropriate.

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
Our Board of Directors devotes substantial time in reviewing our business practices with regard to the norms of institutional integrity. Our Board is comprised of 13 directors, of whom 12 are non-employees. The Audit, Nominating and Governance, and Executive Compensation committees of the Board are all entirely composed of independent directors.
Summary of Financial Results
In the second quarter of 2006, we reported sales of $2,081 million, a 5% increase over $1,978 million reported in the second quarter of 2005, reflecting higher demand and higher selling prices to offset continued high raw material and energy costs. Gross profit margin for the quarter was 30.2%, an increase over 29.7% in the second quarter of 2005. Higher demand and selling prices, and the absence of prior year charges for a temporary Monomers production outage more than offset higher raw material, energy and freight costs, and the unfavorable impact of currencies. Selling and administrative expenses increased 5% versus the second quarter of 2005, largely reflecting increased spending to support marketing and business development. Research and development expense for the quarter was $71 million, up 9% from the prior year period, reflecting increased spending to support growth projects in the Electronic Materials, Coatings and Performance Chemicals segments. Income tax expense for the quarter was $73 million reflecting an effective tax rate of 27.2% versus 18.7% in the prior period. The lower tax rate from the prior period was due to the $28 million reversal of tax reserves and valuation allowance reversals resulting from the settlement of prior year tax audits. In the second quarter of 2006, we reported earnings from continuing operations of $192 million, or $0.87 per share, as compared to $172 million, or $0.76 per share in the second quarter of 2005.
In the second quarter of 2006, high raw material and energy prices had a material impact on our consolidated results of operations. We use a broad range of raw materials across our operations, and the raw materials used vary widely among many of our businesses. In most cases, these raw materials are purchased from multiple sources under short-term and long-term supply contracts. It is difficult to predict the extent and duration of higher prices. For 2006, although the supply/demand balance is tight, we expect the supply of raw materials to be adequate to meet our demand. If the overall supply for certain raw materials becomes limited, obtaining alternative suppliers in the quantities we require could be difficult. We are attempting to mitigate the impact of escalating raw material and energy costs primarily by increasing selling prices, exercising control over discretionary spending, and utilizing swap, option and collar contracts. Additionally, we expect higher expenses for employee-related benefits, such as wages and pension expense to continue in 2006.
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
Our most significant reserves are those which have been established for remediation and restoration costs associated with environmental damage. As of June 30, 2006, we have $142 million reserved for environmental-related costs. We conduct studies and site surveys to determine the extent of environmental damage and necessary remediation. With the expertise of our environmental engineers and legal counsel, we determine our best estimates for remediation and restoration costs. These estimates are based on forecasts of future costs for remediation and change periodically as additional and better information becomes available. Changes to assumptions and considerations used to calculate remediation reserves could materially affect our results of operations or financial position. If we determine that the scope of remediation is broader than originally planned, discover new contamination, discover previously unknown sites or become subject to related personal injury or property damage claims, our estimates and assumptions could materially change.
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

We employ a Weighted Average Cost of Capital (“WACC”) approach to determine our discount rate for goodwill recoverability testing. Our WACC calculation includes factors such as the risk free rate of return, cost of debt and expected equity premiums. The factors in this calculation are largely external to our company, and therefore are beyond our control. The average WACC utilized in our annual test of goodwill recoverability in May 2006 was 10.14%, which was based upon average business enterprise value. A 1% increase in the WACC will result in an approximate 12% decrease in the computed fair value of our reporting units. A 1% decrease in the WACC will result in an approximate 16% increase in the computed fair value of our reporting units. The following table summarizes the major factors that influenced the rate:

	2006	2005

Risk free rate of return	5.3%	4.5%
Cost of debt	7.0%	5.9%
Market risk premium	4.0%	4.0%
The increase in risk free rate of return and cost of debt is due to the overall increase in U.S. long-term interest rates between the dates of our annual impairment testing in May 2005 and May 2006.
In the second quarter of 2006, we completed our 2006 annual FAS 142 impairment review and determined that goodwill and indefinite-lived intangible assets were not impaired as of this date. We believe the current assumptions and other considerations used in the above estimates are reasonable and appropriate. A material adverse change in the estimated future cash flows of our business or significant increases in the WACC rate could result in the fair value falling below the book value of its net assets. This could result in a material impairment charge.
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
The annual impact on other postretirement employee benefits expense of a 100 basis point increase or decrease from the discount rate used to determine the net cost for the year ended December 31, 2005 is immaterial.
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
JUNE 30, 2006 VERSUS JUNE 30, 2005 — CONSOLIDATED
Net Sales and Gross Profit
In the three months ended June 30, 2006, we reported consolidated net sales of $2,081 million, an increase of 5% or $103 million from prior period net sales of $1,978 million. In the six months ended June 30, 2006, we reported consolidated net sales of $4,139 million, an increase of 4% or $168 million from prior period net sales of $3,971 million. These increases are primarily driven by higher demand and higher selling prices, partially offset by the unfavorable impact of currencies.
The primary drivers of the sales change between June 30, 2006 and 2005 are presented below:

	Three months ended	Six months ended
Sales Change June 30, 2006 from 2005%		%

Volume/mix	5	4
Selling price	2	2
Currency	(1)	(2)
Other	(1)	—

Total change	5%	4%

Our gross profit for the second quarter of 2006 was $628 million, an increase of 7% or $41 million from $587 million in the second quarter of 2005. Our gross profit for the six months ended June 30, 2006 was $1,271 million, an increase of 7% or $83 million from $1,188 million in the prior year period. These increases were due largely to higher demand along with a favorable product mix, and higher selling prices, partially offset by higher raw material, energy and operating costs and the unfavorable impact of currencies. Gross profit margin increased to 30.2% from 29.7% in the second quarter of 2005 and to 30.7% from 29.9% in the six months ended June 30, 2005.
Selling and Administrative Expense
In the second quarter of 2006, selling and administrative expenses were $254 million, an increase of 5% or $11 million from $243 million in the prior year period. In the six months ended June 30, 2006, selling and administrative expenses were $498 million, slightly higher than $496 million in the prior year period. The increase in the quarter largely reflects increased spending to support marketing and business development.

Research and Development Expense
Research and development expenses for the second quarter of 2006 were $71 million, an increase of 9% or $6 million from $65 million in the second quarter of 2005. In the six months ended June 30, 2006, research and development expenses were $142 million, an increase of 11% or $14 million from $128 million in the prior year period, reflecting increased spending to support growth projects. The most significant increases were in the Electronic Materials, Coatings and Performance Chemicals segments.
Interest Expense
Interest expense for the second quarter of 2006 was $27 million, a decrease of 7%, or $2 million from $29 million in the prior year period primarily due to lower levels of debt and a lower overall effective interest rate. Interest expense for the six months ended June 30, 2006 was $52 million, a decrease of 19%, or $12 million from $64 million in the prior year period primarily due to lower levels of debt and a lower overall effective interest rate. During 2005, we retired $400 million in U.S. notes and exchanged Euro 240 million (approximately $284 million at December 31, 2005) in Euro-denominated notes for a more favorable effective interest rate and an extended term.
Amortization of Finite-lived Intangible Assets
Amortization of finite-lived assets was $14 million for both the current quarter and the prior year period. Amortization of finite-lived intangible assets was $27 million for the six months ended June 30, 2006, which was slightly less than $28 million in the prior year period. The decrease is due to a lower asset base as compared to prior year, resulting primarily from the 2005 impairments of certain finite-lived intangible assets.
Restructuring and Asset Impairments
In the second quarter of 2006, we recorded approximately $1 million of expense for severance and associated employee benefit charges, which was offset by a $1 million reduction in estimates for prior period initiatives. There were no asset impairments from continuing operations in the second quarter of 2006. For the three months ended June 30, 2005, we recognized a net $33 million of asset impairment charges. Of the total, $25 million was recognized for the impairment of intangible and fixed assets related to our synthetic leather and gloss lamination product lines within our Adhesives and Sealants business. In addition, we impaired $9 million of net fixed assets associated with the closure of our Wytheville, VA facility within our Powder Coatings business. Gains on sales of previously impaired assets offset the total impairment charge by $1 million. We also recorded a $2 million charge related to restructuring for severance and employee benefits which was offset by a $2 million reduction in estimates for prior period initiatives.
In the six months ended June 30, 2006, we recorded $4 million of expense related to restructuring and asset impairments compared to $29 million in the prior year period. In the first quarter of 2006, we recorded approximately $3 million of expense for severance and associated employee benefits primarily related to the restructuring of our global Graphic Arts business within our Coatings segment. This charge was offset by a change in estimate to prior period restructuring reserves of $2 million, due to lower than expected separation costs. In addition, in the first quarter of 2006, we recognized $3 million of fixed asset impairment charges associated with the restructuring of our global Graphic Arts business. Lastly, we recorded a $7 million asset impairment related to our discontinued operation in the second quarter of 2006. See Note 3 to the Consolidated Financial Statements for more information.
In the six months ended June 30, 2005, net earnings were favorably impacted by $7 million net, related to changes in estimates for severance and employee benefits. Included in this amount is $3 million of charges, primarily associated with the planned closure of our Wytheville, VA Powder Coatings plant and consolidation of our North American Powder Coatings operations. Offsetting this charge were changes in estimates of $10 million to reduce prior years’ restructuring reserves. These changes in estimates are largely related to our North American support services restructuring announced in the fourth quarter of 2003. In addition, we recognized approximately $35 million of net asset impairment charges, primarily due to the impairment of intangible and fixed assets related to our synthetic leather and gloss lamination product lines within our Adhesives and Sealants segment.

Share of Affiliate Earnings, net
Affiliate net earnings for the second quarter and the six months ended June 30, 2006 were $4 million and $5 million, respectively, which were slightly higher than $1 million and $3 million, respectively in the prior year periods. The increase was primarily due to increased earnings from an equity affiliate in our Electronic Materials reporting segment.
Other (Income), net
In the second quarter of 2006, other income, net was $2 million as compared to $10 million in the second quarter of 2005. This decrease was primarily due to the absence of $4 million in gains on sale of assets and a $5 million increase in currency losses, partially offset by a $2 million increase in net interest income.
In the six months ended June 30, 2006, other income, net was $16 million as compared to $12 million in the prior year period. This increase was primarily due to $5 million of higher interest and investment income, offset by $2 million in higher currency losses.
Effective Tax Rate
We recorded a provision for income tax expense of $73 million for the second quarter of 2006, reflecting an effective tax rate from continuing operations before minority interest of 27.2% compared to an 18.7% effective rate for earnings in 2005.
During the second quarter of 2005, we recorded net tax reserve and valuation allowance reversals resulting from the favorable resolution of prior period tax contingencies due to the completion of prior years’ tax audits. In addition, we recorded changes in valuation allowances and increases in tax reserves for other contingencies. The increase in the effective tax rate was primarily due to the impact of the changes described above which total a net $28 million, partially offset by an increase in earnings from foreign subsidiaries permanently reinvested abroad.
We recorded a provision for income tax expense of $163 million for the six months ended June 30, 2006, reflecting an effective tax rate from continuing operations before minority interest of 28.6% compared to a 25.6% effective rate for earnings in the prior year period. The increase in the effective tax rate was primarily due to the second quarter 2005 activity described above, partially offset by an increase in earnings from foreign subsidiaries permanently reinvested abroad.
Minority Interest
In the second quarter of 2006, we reported minority interest of $3 million, as compared to $2 million in 2005. In the six months ended June 30, 2006, we reported minority interest of $7 million, as compared to $3 million in the prior year period. The majority of our minority interest relates to a consolidated joint venture recorded in our Electronic Materials segment.
Loss from Discontinued Operation
As discussed in Note 3 to the Consolidated Financial Statements, in the second quarter of 2006, our Board of Directors approved a plan to sell our Automotive Coatings business within our Coatings business segment. The results of the business for all periods presented are reported as a discontinued operation.
In the three and six months ended June 30, 2006, we reported a loss of $26 million, or $0.12 per share, related to our discontinued operation, as compared to a gain of $6 million or $0.03 per share and $12 million or $0.06 per share in the three and six months ended June 30, 2005, respectively. The 2006 loss includes $27 million, after-tax, attributable to the recognition of certain deferred tax liabilities as well as the impairment of certain intangible and fixed assets, triggered by the decision to sell the business, offset by $1 million in after-tax income from the Automotive Coatings operations. The three and six months ended June 30, 2005, respectively, includes $1 million and $3 million in after-tax income from the Automotive Coatings operations as well as $5 million and $9 million in benefits related to certain tax credits.

JUNE 30, 2006 VERSUS JUNE 30, 2005 — BY BUSINESS SEGMENT
     Net Sales by Business Segment and Region

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2006	2005	2006	2005

Business Segment
Coatings	$739	$713	$1,387	$1,308
Monomers	499	495	972	972
Performance Chemicals	452	425	886	829
Electronic Materials	393	326	767	628
Salt	160	151	423	469
Adhesives and Sealants	183	186	368	379
Elimination of Intersegment Sales	(345)	(318)	(664)	(614)

Total	$2,081	$1,978	$4,139	$3,971

Customer Location
North America	$1,061	$1,019	$2,164	$2,088
Europe	521	521	1,013	1,044
Asia-Pacific	418	363	805	690
Latin America	81	75	157	149

Total	$2,081	$1,978	$4,139	$3,971

Net Earnings (Loss) from Continuing Operations by Business
Segment (1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2006	2005	2006	2005

Business Segment
Coatings	$71	$69	$123	$117
Monomers	50	53	116	112
Performance Chemicals	42	38	82	80
Electronic Materials	60	38	111	63
Salt	1	(2)	19	28
Adhesives and Sealants	12	—	27	16
Corporate (2)	(44)	(24)	(79)	(91)

Total net earnings from continuing operations	$192	$172	$399	$325

(1)	Earnings (loss) for all segments except Corporate were tax effected using our overall consolidated effective tax rate excluding certain discrete items.

(2)	Corporate includes certain corporate governance costs, interest income and expense, environmental remediation expense, insurance recoveries, exploratory research and development expense, balance sheet currency translation gains and losses, any unallocated portion of shared services and discrete tax items.

Provision for Restructuring and Asset Impairment by Business Segment
Pre-Tax

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2006	2005	2006	2005

Business Segment
Coatings	$(1)	$10	$4	$10
Monomers	—	—	—	—
Performance Chemicals	—	—	—	(1)
Electronic Materials	—	(1)	(1)	3
Salt	—	—	—	—
Adhesives and Sealants	—	25	1	24
Corporate	1	(1)	—	(7)

Total	$—	$33	$4	$29

After-Tax

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2006	2005	2006	2005

Business Segment
Coatings	$(1)	$7	$2	$7
Monomers	—	—	—	—
Performance Chemicals	—	—	—	(1)
Electronic Materials	—	(1)	(1)	2
Salt	—	—	—	—
Adhesives and Sealants	—	16	1	16
Corporate	1	(1)	(1)	(6)

Total	$—	$21	$1	$18

Coatings
Second Quarter and Year-to-Date Net Sales (in millions)
Net sales for the Coatings business group were $739 million, an increase of 4%, or $26 million, from 2005 second quarter net sales of $713 million. Increased demand, higher selling prices and improved product mix drove the increase, which was partially offset by unfavorable currencies. Architectural and Functional Coatings, which account for the majority of total Coatings sales, delivered 4% growth in sales over the prior year through a combination of the factors noted above. Growth in the decorative coatings segment reflects both continued growth of our technologically differentiated low VOC emulsions, and emerging market penetration. As expected, growth in demand in China, India and Turkey continues to demonstrate broad adoption of our core technologies in decorative coatings. Powder Coatings sales were flat versus the prior year, with higher selling prices, on flat volume, offset by the unfavorable impact of weaker European currencies.
As discussed in Note 3 to our Consolidated Financial Statements, in the second quarter of 2006, our Board of Directors approved a plan to sell our Automotive Coatings business, which was previously a business within our Coatings reporting segment. The results of the Automotive Coatings business are accounted for as a discontinued operation in the consolidated financial statements.
Second quarter earnings for the Coatings business were $71 million, compared to $69 million in earnings in 2005. Included in the 2005 earnings was $7 million, after-tax, in charges for restructuring and asset impairments related to the Powder Coatings business. Coatings earnings reflect the favorable impacts of improved demand and higher selling prices, which were more than offset by higher raw material, energy, operating and research costs, and the unfavorable impact of currencies.
In the six months ended June 2006, net sales for the Coatings business group were $1,387 million, an increase of 6%, or $79 million, from first half 2005 net sales of $1,308 million. Strong volume growth, higher selling prices and better product mix drove the sales increase, which was partially offset by unfavorable currencies. Architectural and Functional Coatings, which account for the majority of total Coatings sales, delivered 7% growth in sales over the prior year through a combination of the factors noted above. The decorative coatings market segment posted 8% growth in sales for the period. In North America, we have observed strong demand in the do-it-yourself markets and differentiated low-VOC emulsion products for paint applications. In the emerging markets, including China, India, and Turkey, we have achieved the volume growth through continued market penetration. Powder Coatings sales were up 2% over the prior year reflecting selling price increases, higher demand and improved product mix, partially offset by the impact of weaker European currencies.
Earnings of $123 million in 2006 were up from $117 million in 2005. Included in the 2006 earnings is a $4 million, after-tax, charge for restructuring and other one-time costs related to the Graphic Arts business, while the 2005 earnings reflect a $7 million, after-tax, charge for restructuring and asset impairments related to the Powder Coatings business. Overall, the favorable impacts of higher selling prices, stronger volumes, and a better product mix were partially offset by higher raw material, energy, operating and research costs.
Monomers
Second Quarter and Year-to-Date Net Sales (in millions)
Second quarter 2006 net sales from Monomers were $499 million, an increase of $4 million, or 1%, from prior period net sales of $495 million. The net sales results for Monomers include sales to our internal downstream monomer-consuming businesses, primarily Architectural and Functional Coatings, Adhesives and Sealants, and Performance Chemicals, along with sales to third party customers. Sales to third party customers decreased 13% to $154 million in the second quarter of 2006 from $177 million in the prior period, primarily due to lower volumes and lower selling prices. Sales to downstream Rohm and Haas specialty businesses were 8% higher, due primarily to higher selling prices and higher volumes.

	Three Months Ended
(in millions)	June 30,
	2006	2005

Total Sales	$499	$495
Elimination of Intersegment Sales	(345)	(318)

Third Party Sales	$154	$177

Earnings of $50 million for the second quarter of 2006 decreased from $53 million in the prior period, due to decreased demand and lower selling prices to third party customers, as well as higher raw material and energy costs.

Prior period results included $15 million, after-tax, of expenses associated with an unplanned plant outage in our Deer Park facility. In the quarter, approximately 61% of Monomers earnings were generated by sales to the downstream businesses, as compared to approximately 43% last year.
In the six months ended June 2006, net sales from Monomers were $972 million, flat when compared to prior period net sales. Sales to third party customers decreased 14% to $308 million in 2006 from $358 million in the prior period, primarily due to lower volumes and lower selling prices. Sales to downstream Rohm and Haas specialty businesses were 8% higher, due primarily to higher selling prices and higher volumes.

	Six Months Ended
(in millions)	June 30,
	2006	2005

Total Sales	$972	$972
Elimination of Intersegment Sales	(664)	(614)

Third Party Sales	$308	$358

Earnings of $116 million for the six months ended June 2006 increased $4 million from $112 million in the prior period. Prior period results included $15 million, after-tax, of expenses associated with an unplanned plant outage at our Deer Park facility. The current period results reflect lower sales volumes and selling prices to third party customers as well as higher raw material and energy costs overall. During the first six months of 2006, approximately 60% of Monomers earnings were generated by sales to the downstream businesses, as compared to approximately 42% last year.
We continue to see the effects of an increase in the global monomer supply as a result of new production facilities that have come on line. We expect this additional supply to continue to create downward pressure on Monomers pricing and margins in the upcoming quarters.
Performance Chemicals
Second Quarter and Year-to-Date Net Sales (in millions)

In the second quarter of 2006, net sales from Performance Chemicals were $452 million, an increase of 6%, or $27 million, from 2005 net sales of $425 million. The increase was driven by improved demand and higher selling prices, partially offset by the unfavorable impact of currencies. Sales in Plastics Additives increased 9% from the prior period, led by strong demand and higher pricing, partially offset by unfavorable currencies. Demand was strong in most regions, with European demand led by solid growth in the PVC window markets in Germany and Turkey. Net sales for Consumer and Industrial Specialties increased 2% versus the prior period, reflecting increased demand and higher selling prices, partially offset by the unfavorable impact of currencies The business enjoyed healthy growth in all regions, except Europe, where softness in dispersants and polymerics depressed sales. Net sales from Process Chemicals were up 4% compared to the second quarter of 2005, reflecting strength in ion exchange resins across all regions, and higher selling prices, which more than offset the unfavorable impact of currencies.
Performance Chemicals earnings for the second quarter of 2006 were $42 million versus earnings of $38 million in the prior year period, as the favorable impacts of strong demand and higher pricing more than offset increased raw material and energy costs, higher spending to support business development and new product introductions, and the unfavorable impact of currencies.
For the first six months of 2006, net sales from Performance Chemicals were $886 million, an increase of 7%, or $57 million, from 2005 net sales of $829 million. The increase was driven by improved demand and higher selling prices, partially offset by the unfavorable impact of currencies. Net sales in Plastics Additives increased 11% from the prior period, driven by strong demand and higher pricing, partially offset by unfavorable currencies. Demand was up in all regions, with strength in the Building and Construction markets in North America and Eastern Europe, along with robust conditions in the Packaging markets in China. Net sales for Consumer and Industrial Specialties decreased 1% versus the prior period, reflecting the unfavorable impact of currencies partially offset by improved demand and higher pricing. The business enjoyed healthy growth in all regions, except Europe, where softness in dispersants and polymerics depressed sales. Net sales from Process Chemicals were up 6% compared to the first six months of 2005, reflecting strength in ion exchange resins and sodium borohydride in key markets, and higher selling prices, which more than offset the unfavorable impact of currencies.
Performance Chemicals earnings for the first six months of 2006 were $82 million versus earnings of $80 million in the prior year, as the favorable impacts of strong demand and higher pricing more than offset increased raw material and energy costs, higher spending to support business development and new product introductions, and the unfavorable impact of currencies.

Electronic Materials
Second Quarter and Year-to-Date Net Sales (in millions)
Net sales for the Electronic Materials business reached $393 million in the second quarter of 2006, up 21%, or $67 million, versus sales of $326 million in 2005. This performance establishes the fourth consecutive quarterly record for the business. Demand was strong across all businesses, especially in Asia-Pacific and North America, with some partial offset from the negative impact of currencies. The business continues to deliver innovative technologies to meet the needs of this dynamic market. Sales in advanced technology product lines such as deep ultraviolet photoresists, anti-reflective coatings and CMP pads and slurries, were up 28% versus the second quarter of 2005, while overall sales were up 5% sequentially versus the first quarter of 2006.
The Circuit Board Technologies business grew 11% overall in the second quarter, as continued strength in the Asia-Pacific region, up 17% versus the same period a year ago, more than offset decreased demand in North America. Packaging and Finishing Technologies sales growth of 28% was driven by both Asia-Pacific and North America, with precious metal pass-through sales up significantly due primarily to higher raw material prices. Sales from Semiconductor Technologies grew 22% for the quarter, driven by strength in demand for CMP pads and slurries in all regions, along with strong sales of our advanced photoresists and related products, in all regions.
Net earnings of $60 million were up significantly from the $38 million earned in the second quarter of 2005, reflecting increased sales of advanced technology products and continued discipline in cost management.
Net sales for the first six months of 2006 for the Electronic Materials business reached $767 million, up 22%, or $139 million, versus net sales of $628 million in the first six months of 2005. Demand was strong across all businesses, especially in Asia-Pacific and North America. Year-to-date sales in advanced technology product lines, such as deep ultraviolet photoresists, anti-reflective coatings and CMP pads and slurries were up 32% versus the prior period.
The Circuit Board Technologies business grew 9% overall in the first half of 2006, mainly driven by strength in the Asia-Pacific region. Packaging and Finishing Technologies sales growth of 32% was driven by both Asia-Pacific and North America, with precious metal pass-through sales up significantly due primarily to higher raw material prices. Sales from Semiconductor Technologies grew 24% for the first six months, reflecting continued strength in sales of CMP pads and slurries in all regions along with strong sales of our advanced photoresists and related products both in North America and Asia-Pacific.
Earnings of $111 million were up significantly from the $63 million earned in the first six months of 2005, reflecting increased sales of advanced technology products and continued discipline in cost management. 2005 earnings included $2 million, after tax, for restructuring charges.
We expect the overall market environment for the Electronics industry to remain robust over the next several months, particularly in Asia, and we will continue to monitor conditions carefully.
Salt
Second Quarter and Year-to-Date Net Sales (in millions)
In the second quarter of 2006, net sales from Salt were $160 million, an increase of 6% over prior year net sales of $151 million, primarily due to higher selling prices and the favorable impact of currency. Demand was down slightly overall, largely due to lower volumes for ice control salt and other bulk products.
Earnings for the quarter were $1 million in 2006, up $3 million from a loss in the second quarter of 2005. Higher selling prices, to keep pace with increases in production and distribution costs, and a shift in sales mix toward higher margin products both contributed to the change in earnings.
For the six month period ended June 2006, net sales from Salt were $423 million, a decrease of 10% versus prior period net sales of $469 million. The decrease reflects a significant drop in ice control volumes in the first quarter of 2006 as a result of mild weather conditions which significantly lowered demand for highway de-icing salt. Higher selling prices and a favorable currency impact partially offset the ice control volume decline.
Earnings for the first six months of 2006 were $19 million compared to earnings of $28 million in 2005. The unfavorable impact of the decline in ice control volumes along with higher production and distribution costs more than offset the impact of higher selling prices.

Adhesives and Sealants
Second Quarter and Year-to-Date Net Sales (in millions)
In the second quarter of 2006, net sales for Adhesives and Sealants were $183 million, a decrease of 2%, or $3 million, from net sales of $186 million in 2005. Slightly higher pricing was more than offset by decreased demand and the unfavorable impact of currencies during the quarter. The change in demand reflects growth in the core business products which was more than offset by the negative impact of prior portfolio management initiatives.
Earnings of $12 million were up versus break-even results in the second quarter of 2005. However, 2005 results include a charge of $16 million, after-tax, related to the impairment of our synthetic leather and gloss lamination product lines. This years’ earnings reflect the impact of higher raw material, energy and operating costs, and the unfavorable impact of currencies, which were more than offset by the favorable impact of higher selling prices.
In the first half of 2006, net sales for Adhesives and Sealants were $368 million, a decrease of 3%, or $11 million, from net sales of $379 million in 2005. The decrease reflects the impacts of unfavorable currencies and lower demand partially offset by favorable pricing. The overall lower demand reflects prior portfolio management initiatives, along with lower demand for some acrylic products that benefited from a tight monomer supply environment in the prior year.
Earnings of $27 million, which include $1 million, after-tax, in restructuring charges, were up $11 million versus earnings of $16 million in the first half of 2005. The 2005 results included a charge of $16 million, after-tax, related to impairment of the synthetic leather and gloss lamination product lines. This years’ earnings reflect the impact of increased raw material and energy costs, higher operating costs, the unfavorable impact of currencies and lower demand, partially offset by higher selling prices.

Corporate
Second Quarter and Year-to-Date After-Tax Expenses (in millions)
In the second quarter of 2006, Corporate expenses were $44 million, after-tax, up $20 million from expenses of $24 million in 2005. The increase reflects the absence in 2006 of a $28 million benefit from tax reserve and valuation allowance adjustments, resulting from the favorable resolution of prior periods contingencies.
For the first six months of 2006, Corporate expenses were $79 million, after-tax, down $12 million from expenses of $91 million in 2005. The decrease reflects a reduction in net interest expense and environmental remediation costs along with the absence in 2006 of a loss on debt extinguishment. These reductions were offset by the absence of the $28 million benefit from tax reserve and valuation allowance adjustments discussed above.

LIQUIDITY AND CAPITAL RESOURCES
Overview
One of our key financial policies is to maintain a strong balance sheet with debt levels well-covered by our cash flows. As of June 30, 2006, our company’s debt ratio (total debt in proportion to total debt plus stockholders’ equity) was 35%, down from 36% as of December 31, 2005, and cash from operating activities for the rolling twelve months ended June 30, 2006 was approximately 48% of our quarter-end debt (cash from operating activities in proportion to total debt). Over the next several years, we expect to pursue growth strategies and provide cash returns to our stockholders without unduly stressing these ratios. We intend to generate stockholder value through higher dividends, strategic investments in our core businesses and technologies, and share repurchases as appropriate, specifically to:
•	Continue to pay higher cash dividends to our stockholders. Dividend payouts have increased at an average 10% compound annual growth rate since 1978.

•	Reinvest in core businesses through our capital expenditure program to drive profitable growth and enhance stockholder value. We will also consider selected acquisitions or alliances in targeted areas.

•	Repurchase our common stock. In December 2004, our Board of Directors authorized the repurchase of up to $1 billion of our common stock through 2008, with the timing of the purchases depending on market conditions and other priorities for cash. As of June 30, 2006, we had spent $440 million to repurchase 9 million shares in total under this authorization including $167 million for 3 million shares purchased under an accelerated share repurchase program in May 2006. In the third quarter of 2006, we received an additional 0.5 million shares related to the May 2006 transaction.
In the six months ended June 30, 2006, our primary source of cash was from operating activities. Our principal uses of cash were capital expenditures, dividends and share repurchases. These are summarized in the table below:

	Six Months ended
	June 30,
(in millions)	2006	2005

Cash provided by operations	$372	$271
Net debt reduction	(74)	(329)
Capital expenditures	(145)	(132)
Dividends	(138)	(122)
Share repurchases	(167)	(171)
Stock option exercise proceeds	52	56
Our cash flow statement includes the combined results of our continued and discontinued operations for all periods presented.
Cash Provided by Operations
For the six months ended June 30, 2006 cash from operating activities exceeded the prior-year period by $101 million; the result of higher earnings, favorable working capital changes and the absence of any debt retirement premium.
The cash flow we generate from operating activities is typically concentrated in the second half of the year due to working capital patterns in some of our core businesses, such as Coatings, as well as the timing of certain annual payments such as employee bonuses, interest on debt and property taxes, which are concentrated in the first half of the year. With our strong first half performance, we expect 2006 cash from operating activities to approximate $1.1 billion. Maintaining strong operating cash flow through earnings and working capital management continues to be an important objective.

Pension Plan and Postretirement Benefit Plan Funding and Liability
During 2005, we voluntarily increased U.S. pension and other postretirement employee benefit plan funding to the maximum tax-deductible amounts, $125 million and $12 million, respectively. Our U.S. ERISA-qualified pension plans represent approximately 75% of our pension plan assets and do not require additional funding in 2006. However, recently concluded actuarial valuations reveal additional funding would be tax-deductible. Given our strong cash position, we are evaluating maximizing tax-deductible funding of these plans by voluntarily contributing $137 million to fund our U.S. pension obligation and $12 million to fund future retiree medical costs before September 15, 2007. This amount slightly exceeds the funding shortfall between the market value of assets in our US pension trusts and the Projected Benefit Obligations. It is uncertain whether a funding shortfall will exist at December 31, 2006, as the year-end funding status will depend not only on this additional funding, but also the actual benefits paid, actual return on plan assets, and prevailing interest rates at year-end.
Total contributions made during 2005, excluding the voluntary contributions described above, were $93 million, consisting of $42 million for our foreign qualified pension plans, $39 million for our postretirement benefit plans, and $12 million for our non-qualified pension plans. Over half of the $42 million used to fund our foreign qualified pension trusts was used to fund shortfalls in our United Kingdom pension trust. In 2006, we expect to contribute approximately $100 million to these international pension trusts as well as our non-qualified pension and other postretirement plans as required. Funding requirements for subsequent years are uncertain and will significantly depend on changes in assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plan, and any legislative or regulatory changes affecting plan funding requirements. For tax planning, financial planning, cash flow management or cost reduction purposes, we may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.
Capital Expenditures
We intend to manage our capital expenditures to take advantage of growth and productivity improvement opportunities as well as to fund ongoing environmental protection and plant infrastructure requirements. We have a well-defined review procedure for the authorization of capital projects. Capital expenditures through the first half of 2006 are above the prior year period expenditures primarily due to higher spending for our China Research and Development Center, CMPT plant in Taiwan, and projects within the Coatings segment, partially offset by lower Monomers spending due to the timing of maintenance on our Houston Plant. Projected capital expenditures for fiscal year 2006 of approximately $425 million, compared to $333 million in fiscal year 2005, are expected to be in line with depreciation expense.
Dividends
Common stock dividends have been paid each year since 1927. The payout has increased at an average 10% compound annual growth rate since 1978.

2006				2005
	Amount				Amount
	(Per	Amount			(Per	Amount
Date of dividend	common	(In		Date of dividend	common	(In
payment	share)	millions)	Record Date	payment	share)	millions)	Record Date

March 1, 2006	$0.29	$65	February 17, 2006	March 1, 2005	$0.25	$57	February 18, 2005

June 1, 2006	0.33	$73	May 12, 2006	June 1, 2005	0.29	65	May 13, 2005

				September 1, 2005	0.29	64	August 12, 2005

				December 1, 2005	0.29	64	November 4, 2005
In the third quarter of 2006, our Board of Directors declared a regular quarterly dividend of $0.33 per common share. This dividend will be payable on September 1, 2006, to shareholders of record at the close of business on August 11, 2006.

Share Repurchase Program
In December 2004, our Board of Directors authorized the repurchase of up to $1 billion of our common stock through 2008, with the timing of the purchases depending on market conditions and other priorities for cash. During the second quarter we used $167 million available cash to repurchase 3 million of our outstanding shares from a financial institution under an accelerated share repurchase program. We received an additional 0.5 million shares during the third quarter of 2006 at the completion of the accelerated share repurchase program. As of June 30, 2006, we repurchased $440 million of our stock or 9 million shares.
Liquidity and Debt
As of June 30, 2006, we had $495 million in cash, including restricted cash, and $2,198 million in debt compared with $570 million and $2,195 million, respectively, at December 31, 2005. A summary of our cash and debt balances is provided below:

	June 30,	December 31,
(in millions)	2006	2005

Short-term obligations	$396	$121
Long-term debt	1,802	2,074

Total debt	$2,198	$2,195

Cash and cash equivalents	$492	$566
Restricted cash	3	4

Total	$495	$570

Debt
In March of 2005, we retired $400 million of our 7.4% notes scheduled to mature on July 15, 2009. The retirement resulted in a loss of $17 million in the prior year period. We had entered into interest rate locks prior to original issuance of this debt in 1999, fixed/floating interest rate swap contracts in May 2001, which had been cashed out in May 2004, and interest rate locks again during the first quarter of 2005 in conjunction with the retirement. Cumulative cash received from these derivatives reduced the loss which would have otherwise been incurred by $31 million. Due to the debt retirement, our interest expense decreased by approximately $16 million during 2005 and $10 million during the first half of 2006. During the second quarter of 2006, we retired $6 million and called the remaining $94 million 7.4% notes scheduled to mature on July 15, 2009. The call settled and this remaining debt was retired on July 28, 2006. We recognized small gains in connection with these 2006 early retirements and we expect to report lower interest expense of approximately $6 million per quarter through July 2009 as a result of the complete early retirement of this debt during 2005 and 2006.
At June 30, 2006, we had no commercial paper outstanding. The remainder of our short-term debt was primarily composed of local bank borrowings and the current portion of long-term debt for our 6.0% Euro-denominated notes due in March 2007 and the 7.4% notes retired in July as discussed above. During 2006, our primary source of short-term liquidity will be cash from operating activities. This will be supplemented with commercial paper and bank borrowings to support local working capital needs from time to time. In December 2005, we entered into a $500 million revolving credit facility with a syndicated group of banks. This facility is committed until December 2010 and is not contingent upon our credit rating. As of June 30, 2006, we have not drawn down any funds against this facility.
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
During the six months ended June 30, 2006, $4 million net cash was realized from derivative instruments, while the market value of our derivative instruments depreciated $51 million after-tax. During the same period, derivative instruments lowered interest expense and increased our effective cost of natural gas above spot prices. Overall derivatives reduced earnings by 2 cents per share for the six months ended June 30, 2006, primarily the result of natural gas spot prices having declined since maturing forward contracts were entered.
During the remainder of this year, we expect to finance and manage financial prices under business and economic conditions characterized by sufficient cash reserves; a weak dollar; a flat U.S. yield curve; and U.S. natural gas prices pressured by record U.S. storage levels. Our objectives are to preserve our earnings from potentially weaker local currencies, maintain or reduce our effective interest rate despite rising market rates, and capture opportunities to increase protection against further natural gas price spikes.
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
Accruals
We have provided for costs to remediate former manufacturing and waste disposal sites, including Superfund sites, as well as our company facilities. We consider a broad range of information when we determine the amount necessary for remediation accruals, including available facts about the waste site, existing and proposed remediation technology and the range of costs of applying those technologies, prior experience, government proposals for these or similar sites, the liability of other parties, the ability of other Potentially Responsible Parties (“PRPs”) to pay costs apportioned to them and current laws and regulations. Reserves for environmental remediation that we believe to be probable and estimable are recorded appropriately as current and long-term liabilities in the Consolidated Balance Sheets. The reserves for remediation were $142 million at June 30, 2006 and $147 million at December 31, 2005. The amounts charged to pre-tax earnings for environmental remediation and related charges were $4 million and $8 million for the three and six months ended June 30, 2006, and $13 million and $17 million for the three and six months ended June 30, 2005, respectively, and are primarily recorded as cost of goods sold in the Consolidated Statements of Operations.
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
With regard to Berry’s Creek, and the surrounding wetlands, EPA has issued letters to 158 PRPs for performance of a broad scope investigation of risks posed by contamination in Berry’s Creek. Performance of this study is expected to take at least six years to complete. The PRPs are in the process of forming a representative group to negotiate with EPA. Today, there is much uncertainty as to what will be required to address Berry’s Creek, but investigation and cleanup costs, as well as potential resource damage assessments, could be very high and our share of these costs could possibly be material to the results of our operations, cash flows and consolidated financial position.
Our other significant environmental matters are described in Note 14 to the Consolidated Financial Statements.
In addition to accrued environmental liabilities, there are costs which have not met the definition of probable, and accordingly, are not recorded in the Consolidated Balance Sheets. We have identified reasonably possible loss contingencies related to environmental matters of approximately $105 million and $110 million at June 30, 2006 and December 31, 2005, respectively.
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
Litigation
We are involved in various kinds of litigation, principally in the United States. We strive to resolve litigation where we can through negotiation and other alternative dispute resolution methods such as mediation. Otherwise, we vigorously defend lawsuits in the Courts. Significant litigation is described in Note 14 to the Consolidated Financial Statements.
ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED
Accounting for Uncertainty in Income Taxes
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 is an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. This interpretation also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. The recognition threshold and measurement attribute is part of a two step tax position evaluation process prescribed in FIN 48. FIN 48 is effective after the beginning of an entity’s first fiscal year that begins after December 15, 2006. We will adopt FIN 48 as of January 1, 2007, and are currently evaluating the impact to our consolidated financial statements.
Presentation of Taxes Collected from a Customer and Remitted to Governmental Authorities in the Income Statement
In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to this Issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006. We will adopt EITF 06-3 as of January 1, 2007, and are currently evaluating the impact to our consolidated financial statements.
Accounting for Servicing of Financial Assets
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets an Amendment of FASB Statement No. 140.” SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 156 requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. SFAS No. 156 also allows an entity to choose one of two methods when subsequently measuring its servicing assets and servicing liabilities. SFAS No. 156 is effective after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We will adopt SFAS No. 156 as of January 1, 2007, and do not believe it will have a material impact to our consolidated financial statements.
Certain Hybrid Financial Instruments
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS No. 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We will adopt SFAS No. 155 as of January 1, 2007, and we will apply the provisions of SFAS No. 155 if and when required.
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

b)	Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are likely to materially effect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
For information related to Legal Proceedings, see Note 14: Contingent Liabilities, Guarantees and Commitments in the accompanying Notes to Consolidated Financial Statements.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information relating to our purchases of our common stock during the quarter ended June 30, 2006:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average Price	Purchased as Part of	of Shares that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the Plans or
Period	Purchased(1)	Share (3)	Plans or Programs (2)	Programs(2)
April 1, 2006 — April 30, 2006	3,705	$51.90	—	$727,255,832

May 1, 2006 — May 31, 2006	2,293,415	55.50 (3)	2,290,714	600,111,134

June 1, 2006 — June 30, 2006	709,286	56.28 (3)	709,286	560,191,860

Total	3,006,406		3,000,000	560,191,860
Notes:

(1)	6,406 shares were purchased as a result of employee stock option exercises (stock swaps).

(2)	In December 2004, our Board of Directors authorized the repurchase of up to $1 billion of our common stock through 2008, with the timing of the purchases depending on market conditions and other priorities for cash. As of June 30, 2006, $440 million of the $1 billion has been used to repurchase 9 million shares of our stock.

(3)	In May 2006, we entered into an agreement, pursuant to which we purchased 3 million shares from a financial institution. The initial purchase price for the shares was $167 million in the aggregate including a brokerage fee. We received approximately 0.5 million additional shares when this agreement concluded in July of 2006. The average price for the 3 million shares shown in the table above does not reflect the additional 0.5 million shares we received in July of 2006. The average price for the total 3.5 million shares is $47.77.
ITEM 4. Submission of Matters to a Vote of Security Holders
(a)	The Company’s 88th annual meeting of stockholders was held on May 1, 2006, in Philadelphia, Pennsylvania.

(b)	The following is a tabulation of the results of voting by security holders for the election of directors:

Nominees	Votes For	Votes Withheld
W.J. Avery	212,780,755	1,124,265
R. L. Gupta	211,478,229	2,426,790
D.W. Haas	210,814,430	3,090,589
T.W. Haas	210,821,420	3,083,599
R.L. Keyser	212,696,437	1,208,583
R.J. Mills	212,825,523	1,079,497
J.P. Montoya	212,798,460	1,106,560
S.O. Moose	211,487,681	2,417,338
G.S. Omenn	211,588,552	2,316,467
G.L. Rogers	212,664,415	1,240,605
R.H. Schmitz	211,614,505	2,289,515

Nominees	Votes For	Votes Withheld
G.M. Whitesides	212,813,402	1,091,618
M.C. Whittington	211,270,714	2,634,306
(c)	The following is a tabulation of the results of voting by security holders for other matters:
Ratification of PricewaterhouseCoopers LLP as Rohm and Haas Company’s Independent Registered Public Accounting Firm for 2006:

For	211,400,775
Against	1,662,006
Abstain	842,238
ITEM 6. Exhibits
(31.1)	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

(31.2)	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

(32)	Certification Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002. The exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Jacques M. Croisetiere

Jacques M. Croisetiere
Vice President and Chief Financial Officer

DATE: July 28, 2006	ROHM AND HAAS COMPANY
(Registrant)