Form 10-Q
period 2006-09-30
ROHM & HAAS CO
filed 2006-10-26
CIK 84792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Common stock outstanding at October 20, 2006: 218,427,697 shares

ROHM AND HAAS COMPANY AND SUBSIDIARIES
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005
Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005
Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005
Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2006
Notes to Consolidated Financial Statements

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

Item 6. Exhibits
Certification Pursuant to Rule 13a-14(a)/15d-14(a)
Certification Pursuant to Rule 13a-14(a)/15d-14(a)
Certification Furnished Pursuant to 18 U.S.C. Section 1350

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Rohm and Haas Company and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	September 30,		September 30,
(unaudited)	2006	2005	2006	2005
Net sales	$2,065	$1,927	$6,204	$5,898
Cost of goods sold	1,463	1,357	4,331	4,140

Gross profit	602	570	1,873	1,758

Selling and administrative expense	247	234	745	730
Research and development expense	71	66	213	194
Interest expense	21	28	73	92
Amortization of intangibles	15	14	42	42
Restructuring and asset impairments	6	(2)	10	27
Loss on early extinguishment of debt	—	—	—	17
Share of affiliate earnings, net	2	3	7	6
Other (income), net	(17)	(11)	(33)	(23)

Earnings from continuing operations before income taxes and minority interest	261	244	830	685

Income taxes	69	77	232	190
Minority interest	3	4	10	7

Earnings from continuing operations	$189	$163	$588	$488

(Loss) earnings from discontinued operation	(3)	6	(29)	18

Net earnings	$186	$169	$559	$506

Basic earnings per share (in dollars):
Earnings from continuing operations	$0.87	$0.74	$2.68	$2.19
(Loss) earnings from discontinued operation	(0.01)	0.02	(0.13)	0.08

Net earnings per share	$0.86	$0.76	$2.55	$2.27

Diluted earnings per share (in dollars):
Earnings from continuing operations	$0.86	$0.73	$2.65	$2.17
(Loss) earnings from discontinued operation	(0.01)	0.03	(0.13)	0.08

Net earnings per share	$0.85	$0.76	$2.52	$2.25

Weighted average common shares outstanding — basic:	217.6	220.9	219.5	222.4
Weighted average common shares outstanding — diluted:	219.6	222.8	221.7	224.6
See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
(in millions)	September 30,
(unaudited)	2006	2005
Cash Flows from Operating Activities
Net earnings	$559	$506

Adjustments to reconcile net earnings to net cash provided by operating activities:

Loss (gain) on asset disposals	6	(6)
Provision for allowance for doubtful accounts	4	8
Provision for deferred taxes	(1)	(51)
Restructuring and asset impairments	17	27
Depreciation	303	319
Amortization of finite-lived intangibles	44	45
Share-based compensation	36	42
Loss on extinguishment of debt	—	17
Premium paid on debt retirement	(6)	(46)
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(76)	(67)
Inventories	(93)	(14)
Prepaid expenses and other current assets	(2)	(4)
Accounts payable and accrued liabilities	(72)	(195)
Federal, foreign and other income taxes payable	(55)	54
Other, net	18	31

Net cash flow provided by operating activities	682	666

Cash Flows from Investing Activities
Acquisitions of businesses and affiliates	(35)	(7)
Decrease in restricted cash	1	45
Proceeds from the sale of land, buildings and equipment	7	16
Additions to land, buildings and equipment	(236)	(195)
Proceeds for hedge of net investment in foreign subsidiaries	—	6

Net cash flow used in investing activities	(263)	(135)

Cash Flows from Financing Activities
Repayments of long-term debt	(177)	(407)
Issuance of long-term debt	—	73
Purchase of common stock	(264)	(273)
Proceeds from exercise of stock options	55	63
Tax benefit of stock options	4	—
Net change in short-term borrowings	(55)	75
Payment of dividends	(211)	(186)

Net cash flow used in financing activities	(648)	(655)

Effect of exchange rate changes on cash and cash equivalents	37	(48)

Net decrease in cash and cash equivalents	(192)	(172)

Cash and cash equivalents at the beginning of the period	566	625

Cash and cash equivalents at the end of the period	$374	$453

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Balance Sheets

(in millions, except share data)	September 30,	December 31,
(unaudited)	2006	2005
Assets
Cash and cash equivalents	$374	$566
Restricted cash	3	4
Receivables, net	1,594	1,485
Inventories	916	798
Prepaid expenses and other current assets	285	310
Current assets of discontinued operation	49	50

Total current assets	3,221	3,213

Land, buildings and equipment, net of accumulated depreciation	2,595	2,642
Investments in and advances to affiliates	104	103
Goodwill	1,553	1,525
Other intangible assets, net of accumulated amortization	1,492	1,503
Other assets	455	476
Other assets of discontinued operation	272	273

Total Assets	$9,692	$9,735

Liabilities and Stockholders’ Equity
Liabilities
Short-term obligations	$298	$121
Trade and other payables	644	612
Accrued liabilities	847	808
Income taxes payable	121	193
Current liabilities of discontinued operation	9	10

Total current liabilities	1,919	1,744

Long-term debt	1,718	2,074
Employee benefits	670	651
Deferred income taxes	904	943
Other liabilities	229	241
Other liabilities of discontinued operation	79	54

Total Liabilities	5,519	5,707

Minority Interest	118	111

Commitments and contingencies

Stockholders’ Equity
Preferred stock; par value - $1.00; authorized - 25,000,000 shares; issued - no shares	—	—
Common stock; par value - $2.50; authorized - 400,000,000 shares; issued - 242,078,349 shares	605	605
Additional paid-in capital	2,209	2,152
Retained earnings	2,040	1,762
Treasury stock at cost (2006 - 23,819,872 shares; 2005 - 20,115,637 shares)	(635)	(409)
ESOP shares (2006 - 8,716,310 shares; 2005 - 9,220,434 shares)	(82)	(88)
Accumulated other comprehensive loss	(82)	(105)

Total Stockholders’ Equity	4,055	3,917

Total Liabilities and Stockholders’ Equity	$9,692	$9,735

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Statement of Stockholders’ Equity
For the nine months ended September 30, 2006

	Number of				Number of
	Shares of				Shares of			Accumulated
(in millions, except share amounts	Common		Additional		Treasury			Other	Total	Total
in thousands)	Stock	Common	Paid-in	Retained	Stock	Treasury		Comprehensive	Stockholders’	Comprehensive
(unaudited)	Outstanding	Stock	Capital	Earnings	Outstanding	Stock	ESOP	Income (Loss)	Equity	Income

Balance January 1, 2006	221,963	$605	$2,152	$1,762	20,116	$(409)	$(88)	$(105)	$3,917
Net earnings				559					559	$559
Current period changes in fair value, net								1	1	1
Reclassification to earnings, net								(6)	(6)	(6)
Cumulative translation adjustment, net								27	27	27
Change in minimum pension liability, net								1	1	1

Total comprehensive income										$582

Repurchase of common stock	(5,697)				5,697	(264)			(264)
Common stock issued:
Stock-based compensation	1,993		57		(1,993)	38			95
ESOP							6		6
Tax benefit on ESOP				3					3
Common dividends ($1.28 per share(1))				(284)					(284)

Balance September 30, 2006	218,259	$605	$2,209	$2,040	23,820	$(635)	$(82)	$(82)	$4,055

(1)	Dividends per share represent dividends paid of $0.95 per share during the nine months ended and the dividend of $0.33 declared on September 21, 2006 payable in the 4th quarter.
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
In the second quarter of 2006, our Board of Directors approved a plan to sell our Automotive Coatings business, which was previously a business within our Coatings reporting segment. The held-for-sale and discontinued operations criteria set forth in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) were met. Therefore, the results of our Automotive Coatings business are presented as a discontinued operation in our Consolidated Financial Statements for all periods presented herein. On October 1, 2006, we completed the sale of our global Automotive Coatings business, excluding the business’ European operations. See Note 3 to the Consolidated Financial Statements.
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
We also hold a variable interest in another joint venture, accounted for under the equity method of accounting. The variable interest relates to a cost-plus arrangement between the joint venture and each joint venture partner. We have determined that we are not the primary beneficiary and therefore have not consolidated the entity’s assets, liabilities and results of operations in our consolidated financial statements. The entity provides manufacturing services to us and the other joint venture partner, and has been in existence since 1999. As of September 30, 2006, our investment in the joint venture totals approximately $39 million, representing our maximum exposure to loss.
NOTE 2: New Accounting Pronouncements
Accounting for Planned Major Maintenance Activities
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Staff Position (FSP) AUG AIR-1, which addresses the accounting for planned major maintenance activities. The FASB believes that the accrue-in-advance method of accounting for planned major maintenance activities results in the recognition of liabilities that do not meet the definition of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements,” because it causes the recognition of a liability in a period prior to the occurrence of the transaction or event obligating the entity. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods beginning January 1, 2007. We are currently evaluating the impact to our consolidated financial statements.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This statement amends SFAS Nos. 87, 88, 106 and 132(R). SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in the statement of financial position, and to recognize annual changes in gains or losses, prior service costs, or other credits that have not been recognized as a component of net periodic pension cost, net of tax through comprehensive income. SFAS No. 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of its year-end statement of financial position, with limited exceptions. We are required to apply the recognition provisions of SFAS No. 158 and provide the required disclosures as of the end of the fiscal year ended December 31, 2006. The December 31, 2006 funded status of our plans will depend on actual benefits paid, the actual return on our plans’ assets for 2006 and the prevailing interest rates at year-end. We are currently evaluating the impact of adopting SFAS No. 158 on our consolidated balance sheets. The measurement provision of SFAS No. 158 is effective for fiscal years ending after December 15, 2008. Currently, all of our plans have a measurement date of December 31, with the exception of our Rohm and Haas Japan Plan and our Japan Acrylic Plan.
Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued in 2008. We are currently assessing the impact to our consolidated financial statements.
Quantifying Misstatements
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Quantifying Misstatements.” In recent years, the SEC has voiced concerns over registrants’ exclusive reliance on either a balance sheet or income statement approach in quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and income statement approach when quantifying and evaluating the materiality of a misstatement. The SAB also provides guidance on correcting errors under the dual approach as well as transition guidance for correcting previously immaterial errors that are now considered material based on the approach in the SAB. We will adopt SAB No. 108 as of December 31, 2006, and we do not believe it will have a material impact to our consolidated financial statements.
Accounting for Uncertainty in Income Taxes
In July 2006, the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. This interpretation also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. The recognition threshold and measurement attribute is part of a two step tax position evaluation process prescribed in FIN No. 48. FIN No. 48 is effective after the beginning of an entity’s first fiscal year that begins after December 15, 2006. We will adopt FIN No. 48 as of January 1, 2007, and are currently evaluating the impact to our consolidated financial statements.
Presentation of Taxes Collected from a Customer and Remitted to Governmental Authorities in the Income Statement
In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to this EITF are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006. We will adopt EITF 06-3 as of January 1, 2007, and are currently evaluating the impact to our consolidated financial statements.

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

NOTE 3: Discontinued Operation
In the second quarter of 2006, we determined that the global Automotive Coatings business became an Asset Held for Sale and has been treated as a discontinued operation, and we have reflected this business as such in our financial statements for all periods presented. On October 1, 2006, we completed the sale of our global Automotive Coatings business, excluding that business’ European operations, which was previously a business within our Coatings reporting segment. Proceeds included $230 million, in cash, subject to working capital adjustments as defined in the sale agreement. In the fourth quarter of 2006, we expect to record a pre-tax gain of approximately $10 million. We expect to sell the European Automotive Coatings operations within the next 9-12 months, dependent upon market conditions.
In accordance with EITF No. 93-17, “Recognition of Deferred Tax Assets for a Parent Company’s Excess Tax Basis in the Stock of a Subsidiary That is Accounted for as a Discontinued Operation,” we recorded certain tax/book basis differences resulting in the recognition of a deferred tax liability of $26 million for the nine months ended September 30, 2006, which is included in the income tax provision for the discontinued operation.
In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we compared the fair value of our expected disposal asset groupings and determined the net carrying value of one asset group was impaired by approximately $7 million pre-tax, which is included in the loss from the discontinued operation for the second quarter of 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2006	2005	2006	2005

Net sales from discontinued operation	$23	$27	$72	$85

(Loss) earnings from discontinued operation	—	1	(8)	5

Income tax (provision) benefit	(3)	5	(21)	13

Net (loss) earnings from discontinued operation	$(3)	$6	$(29)	$18

The following table presents the major classes of assets and liabilities of our discontinued operation:

	September 30,	December 31,
(in millions)	2006	2005

Current assets of discontinued operation	$49	$50

Land, buildings and equipment, net	32	39
Investments in and advances to affiliates	51	43
Goodwill	76	76
Intangible assets	113	115

Other assets of discontinued operation	272	273

Total Assets of discontinued operation	$321	$323

Current liabilities of discontinued operation	$9	$10

Deferred income based taxes	77	52
Other long-term liabilities	2	2

Other liabilities of discontinued operation	79	54

Total Liabilities of discontinued operation	$88	$64

NOTE 4: Acquisitions
In the second quarter of 2006, we acquired the net assets of Floralife®, Inc. (“Floralife”), a top global provider of post-harvest care products for the floral industry based in South Carolina for approximately $22 million. As part of the purchase price allocation, $14 million was allocated to intangible assets, primarily consisting of licensed technology and customer relationships, $3 million to net working capital, $3 million to fixed assets, $6 million to goodwill and $4 million to deferred tax liabilities. The intangible assets primarily consist of definite-lived intangible assets with useful lives ranging from 5 to 9 years. Prior to this acquisition, we had a royalty agreement with Floralife under which we paid Floralife for the use of certain technologies. The acquisition by Rohm and Haas will expand the portfolio of our AgroFresh™ business to include post-harvest flowers on a global basis. The proforma results of operations for Floralife for the three and nine month periods ended September 30, 2006 and 2005, respectively, are not material to the Rohm and Haas Consolidated Statements of Operations for those respective periods. The results of operations for Floralife are included in our Performance Chemicals business segment as of the second quarter of 2006.
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

The Salt segment includes some of the most recognized consumer brand names and product symbols, including the leading brand of table salt in the United States — Morton Salt, with the “little Salt Girl,” and Windsor Salt, Canada’s leading brand. Even though the consumer salt business is best known, this segment extends well beyond this market and includes salt used for water conditioning, ice control, food processing and chemical/industrial purposes.

➢	Adhesives and Sealants

The Adhesives and Sealants segment provides a vast array of formulated, value-adding products derived from a broad range of chemistries and technologies, including our world-class acrylic technology. This segment offers various products including packaging, pressure sensitive, construction, and transportation adhesives.
The table below presents net sales by reportable segment. Segment eliminations are presented for intercompany sales between reportable segments.
Net Sales by Business Segment and Region

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
	2006	2005	2006	2005

Business Segment
Coatings	$700	$664	$2,087	$1,972
Monomers	500	422	1,472	1,394
Performance Chemicals	447	423	1,333	1,252
Electronic Materials	402	351	1,169	979
Salt	174	163	597	632
Adhesives and Sealants	179	175	547	554
Elimination of Intersegment Sales	(337)	(271)	(1,001)	(885)

Total net sales	$2,065	$1,927	$6,204	$5,898

Customer Location
North America	$1,042	$990	$3,206	$3,078
Europe	507	484	1,520	1,528
Asia-Pacific	427	378	1,232	1,068
Latin America	89	75	246	224

Total net sales	$2,065	$1,927	$6,204	$5,898

Net Earnings (Loss) from Continuing Operations by Business Segment (1)

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
	2006	2005	2006	2005

Business Segment
Coatings	$64	$74	$187	$191
Monomers	42	30	158	142
Performance Chemicals	42	44	124	124
Electronic Materials	62	49	173	112
Salt	4	(1)	23	27
Adhesives and Sealants	15	10	42	26
Corporate (2)	(40)	(43)	(119)	(134)

Total net earnings from continuing operations	$189	$163	$588	$488

(1)	Earnings (loss) for all segments except Corporate are tax effected using our overall consolidated effective tax rate excluding certain discrete items.

(2)	Corporate includes certain corporate governance costs, interest income and expense, environmental remediation expense, insurance recoveries, exploratory research and development expense, balance sheet currency translation gains and losses, any unallocated portion of shared services and certain discrete period tax items.
On October 9, 2006, we announced plans to reorganize our business which will result in six reportable segments. Our Electronic Materials and Salt reportable segments remain largely unchanged. The new reportable segments will include Primary Materials, Paint and Coating Materials, Packaging and Building Materials and Performance Materials. Primary Materials will include our existing Monomers reportable segment and the polyacrylic acid business of Consumer and Industrial Specialties. Paint and Coatings Materials will include the architectural and industrial coatings business of our current Coatings reportable segment, as well as other coatings-related polymer lines from other parts of the Rohm and Haas portfolio. Packaging and Building Materials will include the existing Adhesives and Sealants reportable segment, the Plastics Additives business, as well as the graphic arts, paper, leather, textile and non-woven products of today’s Architectural and Functional Coatings reportable segment. Performance Materials will include the ion exchange and sodium borohydride technologies of the Process Chemicals business, the biocides and personal care related segments of the Consumer and Industrial Specialties business, the AgroFresh™ business, the Powder Coatings business of our current Coatings reportable segment, and other niche technologies.
We will continue to evaluate and manage the businesses under the current reporting structure through December 31, 2006. The new segments will be effective January 1, 2007, after we finalize organizational changes and reconfigure financial systems for budgeting and reporting purposes.

NOTE 6: Restructuring and Asset Impairments
Severance and employee benefit costs associated with restructuring initiatives are primarily accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.” Asset impairment charges are accounted for in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The following net restructuring and asset impairment charges were recorded for the three and nine months ended September 30, 2006 and 2005, respectively as detailed below:
Pre-Tax

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
	2006	2005	2006	2005

Severance and employee benefits	$4	$(6)	$5	$(13)
Other, including contract lease termination penalties	2	—	2	1
Asset impairments, net of gains	—	4	3	39

Total (income) expense	$6	$(2)	$10	$27

Restructuring and Asset Impairment by Business Segment
Pre-Tax

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
	2006	2005	2006	2005

Business Segment
Coatings	$3	$—	$7	$10
Monomers	—	—	—	—
Performance Chemicals	—	(1)	—	(2)
Electronic Materials	—	(1)	(1)	2
Salt	1	—	1	—
Adhesives and Sealants	—	5	1	29
Corporate	2	(5)	2	(12)

Total (income) expense	$6	$(2)	$10	$27

Restructuring by Initiative

		Contract and
		Lease
	Severance and	Termination
	Employee	and
	Benefits	Other Costs	Total

2006 Initiatives:
Initial Charge	$8	$—	$8
Payments	(1)	—	(1)
Changes in estimate	(1)	—	(1)

September 30, 2006 ending balance	6	—	6

2005 Initiatives:
Initial Charge	$36	$1	$37
Payments	(3)	(1)	(4)
Changes in estimate	—	—	—

December 31, 2005 ending balance	33	—	33
Payments	(10)	—	(10)
Changes in estimate	(1)	2	1

September 30, 2006 ending balance	22	2	24

2004 Initiatives:
Initial Charge	$33	$1	$34
Payments	(3)	—	(3)
Changes in estimate	(3)	—	(3)

December 31, 2004 ending balance	27	1	28
Payments	(19)	—	(19)
Changes in estimate	(5)	(1)	(6)

December 31, 2005 ending balance	3	—	3
Payments	(2)	—	(2)
Changes in estimate	(1)	—	(1)

September 30, 2006 ending balance	—	—	—

Balance at September 30, 2006	$28	$2	$30

The balance at September 30, 2006, recorded for severance and employee benefits, is included in accrued liabilities in our Consolidated Balance Sheet. The restructuring reserve balances presented are considered adequate to cover committed restructuring actions. Our restructuring initiatives are generally completed in 12 to 18 months.
Restructuring Initiatives
2006 Initiatives
For the three months ended September 30, 2006, we recorded approximately $4 million of expense for severance and associated employee benefits associated with the elimination of 69 positions, primarily in our Coatings and Salt segments, and our North American support services. The staffing reductions related to our manufacturing operations are a direct result of changes in the execution of existing processes and productivity improvements, while support services reductions are made possible as we continue to capitalize on the enhancements achieved through the implementation of our Enterprise Resource Planning system.
For the nine months ended September 30, 2006, we recorded approximately $8 million of expense for severance and associated employee benefits primarily related to the restructuring of our global Graphics Arts and Architectural and Functional Coatings businesses within our Coatings segment, our Salt Segment, and our North American support services, that affected 106 positions in total. This charge was offset by $1 million of favorable adjustments to adequately reflect changes in estimates of remaining obligations related to severance payments within our global Graphic Arts business initiative announced in the first quarter of 2006. The remaining restructuring reserve balances are considered adequate to cover committed restructuring actions.

Of the 106 positions identified under total 2006 restructuring initiatives, 22 positions have been eliminated as of September 30, 2006.
2005 Initiatives
For the three months ended September 30, 2005, no new restructuring initiatives were announced.
For the nine months ended September 30, 2005, our management approved restructuring initiatives to close our Wytheville, VA Powder Coatings plant and to consolidate our North American Powder Coatings operations, in addition to approving smaller reduction in force efforts within our Electronic Materials segment and Plastics Additives business. We recorded total restructuring charges of $3 million for severance and associated employee benefits affecting 120 positions. In addition, we recorded $1 million for contract and lease terminations. Cash payments related to these initiatives will be paid out over the next 12 months.
In the first nine months of 2006, we reversed $1 million of severance and employee benefit charges related to total 2005 initiatives. In addition, we recorded $2 million for contract lease obligations associated with a restructuring initiative announced in the fourth quarter of 2005.
Of the 590 positions identified under total 2005 restructuring initiatives, 349 positions have been eliminated as of September 30, 2006.
2004 Initiatives
For the first nine months of 2006 and 2005, we reversed $1 million and $5 million, respectively of severance and employee benefit charges relating to total 2004 restructuring initiatives. All severance payments contemplated by these initiatives are materially complete.
Of the initial 500 positions identified, we reduced the total number of positions to be affected by these initiatives by 122 to 378 positions in total. As of September 30, 2006, 376 positions have been eliminated.
Prior Year Initiatives
For the first nine months of 2005, we reversed $11 million of severance and employee benefit charges related to initiatives from 2003 or earlier.
Asset Impairments
2006
For the three months ended September 30, 2006, no asset impairments were recognized.
For the nine months ended September 30, 2006, we recognized approximately $3 million, net of fixed asset impairment charges associated with the restructuring of our global Graphic Arts business within our Coatings segment. This charge was offset by several sales of previously impaired assets.
We recorded a $7 million asset impairment related to our discontinued operation. See Note 3 to the Consolidated Financial Statements for more information.
2005
For the three months ended September 30, 2005, $8 million of asset impairments were recognized for the impairment of certain intangible and fixed assets related to certain product lines within our Adhesives and Sealants segment. These product lines have suffered dramatic declines in both volume and profitability due to recent increases in raw material costs, coupled with aggressive pricing competition. We determined that the significant volume declines in all of these product lines were not recoverable and warranted impairment. The fair value was calculated based upon current business conditions, using cash flow analyses. Offsetting the third quarter of 2005 charge was a reversal of $4 million in estimated fixed asset impairment charges recorded in the second quarter of 2005, which were finalized during the third quarter.
For the nine months ended September 30, 2005, $39 million, net of asset impairments were recognized for the impairment of certain intangible and fixed assets. Of the total, $29 million, net was recognized for the impairment of certain intangible and fixed assets related to certain product lines within our Adhesives and Sealants segment in the second and third quarters of 2005. In addition, we recognized $9 million of charges related to fixed assets associated with the closing of our Wytheville, VA Powder Coatings plant in the second quarter of 2005, and $2 million in the first quarter of 2005 for the impairment of intangible and fixed assets related to our Electronic Materials segment. The gains on sales in the second quarter of 2005 of previously impaired assets offset the total impairment charge by $1 million.
NOTE 7: Share-Based Compensation
We have various share-based compensation plans for employees, executives and directors. The majority of our share-based compensation awards are granted in restricted stock and restricted stock units (“restricted stock”), and non-qualified stock options. For the three and nine months ended September 30, 2006, we recognized approximately $9 million and $36 million, respectively, of pre-tax expense related to share-based compensation, and a related income tax benefit of $3 million and $13 million, respectively. Approximately $2 million and $7 million of the total expense was related to liability awards in the three and nine months ended September 30, 2006, respectively. For the three and nine months ended September 30, 2005, we recognized approximately $7 million and $42 million, respectively, of expense related to share-based compensation, and a related income tax benefit of $3 million and $15 million, respectively. Approximately $0.4 million and $2 million of the total expense was related to liability awards in the three and nine months ended September 30, 2005, respectively.
Of the total expense recorded in 2006, approximately $26 million was a component of selling and administrative expense, $6 million was a component of cost of sales, and $4 million was a component of research and development. The amount of compensation cost capitalized was not material.
During the first quarter of 2005, we became aware of a provision of SFAS No. 123, “Accounting for Stock-Based Compensation,” which resulted in an acceleration of our share-based compensation for retirement eligible employees where our plans provide for immediate vesting of share-based compensation upon their retirement. This resulted in a one-time adjustment of approximately $12 million pre-tax, which related to prior periods.
Effective January 1, 2006, we adopted the provisions of SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R, which is a revision of SFAS No. 123, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values. Because we adopted the fair value method of recording stock-based compensation as defined in SFAS No. 123 on January 1, 2003, all options granted prior to January 1, 2003 were fully vested as of January 1, 2006. Therefore, the adoption of SFAS No. 123R did not materially impact our consolidated results of operations. However, we are required to comply with the following provisions of SFAS No. 123R, which also did not materially impact our consolidated results:
•	Forfeiture rate — SFAS No. 123R requires the recognition of expense only for awards that will eventually vest. The provision requires pre-vesting forfeitures to be estimated at the time of grant and modified, if necessary, if actual forfeitures differ from estimated forfeitures. Our forfeiture rates were based upon historical share-based compensation cancellations through December 31, 2005. The estimated forfeiture rates resulted in an immaterial adjustment to current unvested awards.

•	Tax benefits — SFAS No. 123R requires tax benefits resulting from share-based compensation in excess of compensation cost recognized to be classified as financing cash flows in the Consolidated Statements of Cash Flows. Prior to the adoption of SFAS No. 123R, tax benefits resulting from share-based compensation were classified as operating cash flows.

•	Tax windfall pool — SFAS No. 123R requires companies to calculate a cumulative pool of tax windfalls, offset by tax shortfalls, using historical data from the original implementation date of SFAS No. 123. We have calculated a tax windfall pool as of September 30, 2006. Therefore, any future tax shortfalls related to share-based compensation should be charged against additional paid-in capital up to the amount of our windfall pool.
Stock Options
Our stock options generally vest over three years, with one-third vesting each year. We recognize expense for our stock options using the straight-line method over the requisite service period. Our options generally expire ten years after the grant date. The total value of compensation expense for stock options is equal to the fair value of the award on the grant date. We calculate the fair value of stock options utilizing the Black-Scholes option-pricing model. Total pre-tax compensation expense recognized in the Consolidated Statement of Operations for stock options was $1 million and $2 million in the three months ended September 30, 2006 and 2005, respectively, and $9 million and $14 million in the nine months ended September 30, 2006 and 2005, respectively.
A summary of our stock options as of September 30, 2006, is presented below:

			Weighted-
			Average
			Remaining	Aggregate
		Weighted-Average	Contractual	Intrinsic Value
	Shares (000s)	Exercise Price	Term	(000s)
Outstanding at December 31, 2005	8,424	$36.73
Granted	791	50.37
Forfeited	(69)	46.42
Exercised	(1,617)	34.00		$25,402

Outstanding at September 30, 2006	7,529	38.60	5.54	65,876

Options exercisable at September 30, 2006	6,165	$36.44	4.81	$67,276
In the nine months ended September 30, 2006, the weighted average value of options granted was $12.73 compared to $13.84 in 2005.
As of September 30, 2006, there was $8 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 1.8 years.
The Black-Scholes option-pricing model was used to estimate the fair value for each grant made under the Rohm and Haas plan during the year. The following are the weighted-average assumptions used for all shares granted in the nine months ended September 30, 2006:

	2006	2005

Volatility	28.83	30.47
Risk-free interest rate	4.67	4.08
Dividend yield	3.26%	1.83%
Expected life (in years)	6	5
•	The volatility rate is based upon historical stock price over the expected life of the option.

•	The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the option.

•	The dividend yield rate was based upon historical information as well as estimated future dividend payouts.

•	The expected life is based upon the “simplified” method, which is defined in Staff Accounting Bulletin No. 107.
Restricted Stock
Our restricted stock primarily cliff-vests over three to five years. We recognize expense for our restricted stock using the straight-line method over the requisite service period. The total value of compensation expense for restricted stock is equal to the average of the high and low price of Rohm and Haas Company shares on the date of grant. Total pre-tax compensation expense recognized in the Consolidated Statement of Operations for restricted stock was $5 million and $4 million in the three months ended September 30, 2006 and 2005, respectively, and $17 million and $25 million in the nine months ended September 30, 2006 and 2005, respectively.

A summary of our restricted stock as of September 30, 2006, is presented below:

		Weighted-
	Shares	Average	Fair Value
	(000s)	Fair Value	(000’s)

Nonvested at December 31, 2005	2,199	$37.25
Granted	591	50.28
Forfeited	(103)	40.00
Vested	(64)	36.34	$2,341

Nonvested at September 30, 2006	2,623	40.10

As of September 30, 2006, there was $45 million of unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 2.3 years.
Long-term Performance Share Plan (“LTPSP”)
We grant executives share-based liability awards (amounts settled in cash) and equity awards whose vesting is contingent upon meeting various performance and market-based goals, including return on net assets and our company stock performance against peers. We calculate the fair value of the market based component of the equity award using a lattice model. Shares related to our long-term incentive plan vest over a period of 3 years. Total pre-tax compensation expense recognized in the Consolidated Statement of Operations for our LTPSP was $3 million and $1 million in the three months ended September 30, 2006 and 2005, respectively, and $10 million and approximately $3 million in the nine months ended September 30, 2006 and 2005, respectively.
As of September 30, 2006, there was $16 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under our performance plan. That cost is expected to be recognized over a period of approximately 1.3 years.
Financial Accounting Standards Board Statement No. 148 (“SFAS No. 148”)
The disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which allowed us to adopt SFAS No. 123 prospectively, provide that the pro forma net earnings and net earnings per share be presented as if the fair value based method had been applied to all awards granted to employees, not just awards granted after the date of adoption. All of our options issued prior to January 1, 2003, the date we adopted SFAS No. 123, fully vested in the first quarter of 2005. Therefore, our share-based employee compensation expense from the second quarter of 2005 going forward is equal to the total share-based employee compensation expense determined under the fair value-based method.
NOTE 8: Comprehensive Income
The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2006	2005	2006	2005

Net earnings	$186	$169	$559	$506
Other comprehensive income from continuing operations:
Current period changes in fair value of derivative instruments qualifying as hedges, net of $0, ($1), ($1) and ($7) of income taxes, respectively	—	2	1	13
Reclassification to earnings of derivative instruments qualifying as hedges, net of $2, ($1), $3 and $0 of income taxes, respectively	(3)	2	(6)	—
Cumulative translation adjustment, net of ($9), ($11), ($2) and ($12) of income taxes, respectively	(5)	21	27	13
Minimum pension liability, net of $0, $0, $0 and $0 of income taxes, respectively	—	—	1	—

Total comprehensive income	$178	$194	$582	$532

NOTE 9: Earnings from Continuing Operations per Share
The difference in common shares outstanding used in the calculation of basic and diluted earnings from continuing operations per common share is primarily due to the effect of stock options and non-vested restricted stock as reflected in the reconciliations that follow:

	Three Months Ended September 30,			Nine Months Ended September 30,
	Earnings			Earnings
	from			from
	continuing			continuing
	operations	Shares	Per Share	operations	Shares	Per Share
(in millions, except per share amount)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

2006
Net earnings from continuing operations available to stockholders (Basic)	$189	217.6	$0.87	$588	219.5	$2.68
Dilutive effect of options and non-vested restricted stock (1)	—	2.0	(0.01)	—	2.2	(0.03)

Diluted earnings from continuing operations per share	$189	219.6	$0.86	$588	221.7	$2.65

2005
Net earnings from continuing operations available to stockholders (Basic)	$163	220.9	$0.74	$488	222.4	$2.19
Dilutive effect of options and non-vested restricted stock (1)	—	1.9	(0.01)	—	2.2	(0.02)

Diluted earnings from continuing operations per share	$163	222.8	$0.73	$488	224.6	$2.17

(1)	For the three months ended September 30, 2006 and 2005, 1.4 million shares and 0.7 million shares, respectively, were excluded from the calculation of diluted earnings per share as the exercise price of the stock options was greater than the average market price. For the nine months ended September 30, 2006 and 2005, 1 million shares and 0.7 million shares, respectively, were excluded.
NOTE 10: Retirement Benefits
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

Estimated Components of Net Periodic Cost

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(in millions)	2006	2005	2006	2005	2006	2005	2006	2005

Service cost	$19	$20	$58	$58	$1	$2	$4	$5
Interest cost	35	36	102	104	6	7	19	20
Expected return on plan assets	(40)	(38)	(119)	(111)	—	—	(1)	—
Amortization of initial net asset	—	—	—	(1)	—	—	—	—
Amortization of prior service cost	—	2	2	4	—	(1)	(1)	(2)
Amortization of net loss	11	9	32	31	1	—	1	1

Net periodic benefit cost	$25	$29	$75	$85	$8	$8	$22	$24

Employer Contributions
During the three and nine months ended September 30, 2006, we contributed approximately $21 million and $76 million, respectively, to our qualified and non-qualified pension plans and postretirement benefit plans. The year-to-date amount includes $17 million contributed to our Canadian pension trust in April 2006. We anticipate making full-year contributions of approximately $246 million this year, which consist of $137 million for our U.S. qualified pension plans, $47 million to our foreign qualified pension plans, $11 million to our non-qualified pension plans, and $51 million to our postretirement benefit plans. Of this amount, $137 million and $12 million represent voluntary tax-deductible contributions to our U.S. qualified pension plan and our U.S. postretirement benefit trust, respectively.
NOTE 11: Inventories
Inventories consist of the following:

(in millions)	September 30, 2006	December 31, 2005

Finished products and work in process	$742	$638
Raw materials	130	118
Supplies	44	42

Total	$916	$798

NOTE 12: Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2006, by business segment, are as follows:

						Adhesives
			Performance	Electronic		and
(in millions)	Coatings	Monomers	Chemicals	Materials	Salt	Sealants	Total

Balance as of January 1, 2006	$212	$29	$156	$362	$328	$438	$1,525
Goodwill related to acquisitions (1)	—	—	6	7	—	—	13
Currency effects (2)	4	—	6	—	1	4	15

Balance as of September 30, 2006	$216	$29	$168	$369	$329	$442	$1,553

(1)	Goodwill related to acquisitions is due to the following: $7 million Electronic Materials — buyback of additional shares of CMPT, and $6 million related to the acquisition of Floralife®, Inc.

(2)	Certain goodwill amounts are denominated in foreign currencies and are translated using the appropriate U.S. dollar exchange rate.

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
The following table provides information regarding our intangible assets:

	September 30, 2006			December 31, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(in millions)	Amount	Amortization	Net	Amount	Amortization	Net

Finite-lived Intangibles:
Customer list	$880	$(164)	$716	$865	$(144)	$721
Trade name	140	(29)	111	138	(26)	112
Developed technology	396	(169)	227	383	(149)	234
Patents, license agreements and other	162	(103)	59	160	(99)	61

	1,578	(465)	1,113	1,546	(418)	1,128

Indefinite-lived Intangibles:
Trade name	330	(23)	307	328	(23)	305
Strategic location (1)	77	(5)	72	75	(5)	70

	407	(28)	379	403	(28)	375

Total	$1,985	$(493)	$1,492	$1,949	$(446)	$1,503

(1)	Strategic location is a specific customer-related asset that recognizes the intangible value of our supply source in relation to a customer’s location.
Certain of our intangible assets are denominated in foreign currencies and are translated using the appropriate U.S. dollar exchange rate. For the nine months ended September 30, 2006, the currency translation adjustment recorded to the gross carrying amount and accumulated amortization was $22 million and ($5) million, respectively.
Finite-lived intangible assets increased by $14 million as a result of our acquisition of Floralife®, Inc. in April of 2006.
Finite-lived intangible assets are amortized over their estimated useful lives and are reviewed for impairment whenever changes in circumstances indicate the carrying value may not be recoverable in accordance with SFAS

No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Amortization expense for finite-lived intangible assets was $15 million and $42 million for the three and nine months ended September 30, 2006 respectively, which is virtually unchanged from the respective periods in 2005. Future amortization expense is estimated to be $55 million for the year 2006 and for each of the subsequent four years.
In addition, in accordance with SFAS No. 144, we recorded a $2 million impairment related to the intangible assets of our discontinued operation. See Note 3 to the Consolidated Financial Statements for more information.
NOTE 13: Contingent Liabilities, Guarantees and Commitments
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
Remediation Reserves and Reasonably Possible Amounts
Reserves for environmental remediation that we believe to be probable and estimable are recorded appropriately as current and long-term liabilities in the Consolidated Balance Sheets. The reserves for remediation were $148 million at September 30, 2006 and $147 million at December 31, 2005. The amounts charged to pre-tax earnings for environmental remediation and related charges were $11 million and $19 million for the three and nine months ended September 30, 2006, and $18 million and $35 million for the three and nine months ended September 30, 2005, respectively, and are primarily recorded as cost of goods sold in the Consolidated Statements of Operations.
In addition to accrued environmental liabilities, there are costs which have not met the definition of probable, and accordingly, are not recorded in the Consolidated Balance Sheets. We have identified reasonably possible loss contingencies related to environmental matters of approximately $117 million and $110 million at September 30, 2006 and December 31, 2005, respectively.
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

The Wood-Ridge, New Jersey site (“Site”), and Berry’s Creek, which runs past this Site, are areas of environmental significance to the Company. The Site is the location of a former mercury processing plant acquired many years ago by a company later acquired by Morton International, Inc. (“Morton”). Morton and Velsicol Chemical Corporation (“Velsicol”) have been held jointly and severally liable for the cost of remediation of the Site. We have submitted a feasibility study of various remedial alternatives, and we expect the New Jersey Department of Environmental Protection, in consultation with EPA Region 2, to select a remedy for the Site in 2006. Our exposure at the Site will depend, in part, on the results of attempts to obtain contributions from others believed to share responsibility, and, in part, on the remedy selected for the Site. Velsicol’s liabilities for Site response costs will be addressed through a bankruptcy trust fund established under a court-approved settlement among Velsicol, Fruit-of-the-Loom, Inc. (its indemnitor) and other parties, including the government.

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

In December 2002, a complaint was filed in Mississippi on behalf of over 700 plaintiffs against Morton, Rohm and Haas, Joseph Magazzu, a former Morton employee, and the Mississippi Department of Environmental Quality alleging personal injury and property damage caused by environmental contamination. On April 7, 2005, this complaint was dismissed, without prejudice, with respect to all the plaintiffs. Similar complaints were filed in Mississippi on behalf of approximately 1,800 other plaintiffs; however, all but about 40 of these plaintiffs failed to comply with a court ruling that required plaintiffs to provide basic information on their claims to avoid dismissal. The remaining plaintiffs are individual plaintiffs since Mississippi procedural rules do not permit class actions. At this time, we see no basis for the claims of any of the plaintiffs and we are vigorously defending against them.

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
Other Litigation
In April 2006 and thereafter, lawsuits were filed against Rohm and Haas claiming that the Company’s Ringwood, Illinois plant contaminated groundwater and air that allegedly reached properties a mile south of the plant site. Also sued were the owner of a plant site neighboring our facility and a company which leases a portion of our facility. An action brought in federal court in Philadelphia, Pennsylvania, seeks certification of a class comprised of the owners and residents of about 500 homes in McCullom Lake Village, seeking medical monitoring and compensation for alleged property value diminution, among other things. In addition, lawsuits were filed in the Philadelphia Court of Common Pleas by twelve individuals who claim that contamination from the plants has resulted in brain cancer. We believe that these lawsuits are without merit and we intend to defend them vigorously.
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
In January 2006 and thereafter, civil lawsuits were filed against Rohm and Haas and other chemical companies in U. S. federal court, alleging violation of antitrust laws in the production and sale of methyl methacrylate (“MMA”) and polymethylmethacrylates (“PMMA”). The various plaintiffs sought to represent a class of direct or indirect purchasers of MMA or PMMA in the United States from January 1, 1995 through December 31, 2003. The lawsuits referred to an investigation of certain chemical producers by the European Commission in which Rohm and Haas was not involved in any way. However, in September 2006, both the direct purchasers and the indirect purchasers filed amended complaints in which Rohm and Haas was not named as a defendant, and therefore the Company is no longer a party to these lawsuits. Although Rohm and Haas remains a defendant in a similar lawsuit filed in Canada, the Company believes the Canadian lawsuit is without merit as to Rohm and Haas, and intends to defend it vigorously.

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
In August 2005, three actions were filed in the Philadelphia Court of Common Pleas relating to brain cancer incidence among employees who worked at our Spring House, Pennsylvania research facility. Two actions which are now stayed pending the outcome of parallel workers’ compensation proceedings, were filed on behalf of individuals; the third is a class-action complaint which seeks a medical monitoring program for about 6,000 current and former Spring House employees. The plaintiffs allege that the number of brain cancer cases exceeds normal occurrence rates and allege that the cancers were caused by workplace chemical exposure. Our ongoing epidemiological studies have not found an association between anything in the Spring House workplace and brain cancer. The Company believes that these actions have no merit and is actively defending against them. In April 2006, the court dismissed the medical monitoring case as barred by Pennsylvania Workers’ Compensation Law and later stayed the case. The dismissal is now on appeal, and the plaintiff is pursuing a Workers’ Compensation Petition seeking medical monitoring on his behalf and on behalf of others similarly situated.
In February 2003, the United States Department of Justice and antitrust enforcement agencies in the European Union, Canada and Japan initiated investigations into possible antitrust violations in the plastics additives industry. In April 2006, we were notified that the grand jury investigation in the United States had been terminated and no further actions would be taken against any parties. In August of 2006, Rohm and Haas was informed by the Canadian Competition Bureau that it was terminating its investigation having found insufficient evidence to warrant a referral to the Attorney General of Canada. We have responded to all inquiries from the European Union and have had no further contact from this agency since 2003. We previously reported that the Japanese Fair Trade Commission brought proceedings against named Japanese plastics additives producers but did not initiate action against Rohm and Haas and no further action is expected.
In civil litigation on plastics additives matters, we are a party to nine private federal court civil antitrust actions that have been consolidated in the U.S. District Court for the Eastern District of Pennsylvania, including one that originally had been filed in State Court in Ohio and another involving an individual direct purchaser claim that was filed in federal court in Ohio. These actions have been brought against Rohm and Haas and other producers of plastics additives products by direct purchasers of these products and seek civil damages as a result of alleged violations of the antitrust laws. The named plaintiffs in all but one of these actions are seeking to sue on behalf of all similarly situated purchasers of plastics additives products. Federal law provides that persons who have been injured by violations of Federal antitrust law may recover three times their actual damages plus attorneys’ fees. Recently, the court certified six subclasses premised on the types of plastics additives product that have been identified in the litigation. The court’s certification decision is under appeal. In addition, in August 2005, a new indirect purchaser class action antitrust complaint was filed in the U.S. District Court for the Eastern District of Pennsylvania, consolidating all but one of the indirect purchaser cases that previously had been filed in various state courts, including Tennessee, Vermont, Nebraska, Arizona, Kansas and Ohio. The court has dismissed from the consolidated action the claims arising from the states of Nebraska, Kansas and Ohio, and allowed the claims from Arizona, Tennessee and Vermont to continue. The only remaining state court indirect action is the one filed in California. Our internal investigation has revealed no wrongdoing. We believe these cases are without merit as to Rohm and Haas, and we continue to vigorously defend against these actions.

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
There are also pending lawsuits filed against Morton related to employee exposure to asbestos at a manufacturing facility in Weeks Island, Louisiana with additional lawsuits expected. We expect that most of these cases will be dismissed because they are barred under workers’ compensation laws. However, cases involving asbestos-caused malignancies may not be barred under Louisiana law. Subsequent to the Morton acquisition, we commissioned medical studies to estimate possible future claims and recorded accruals based on the results.
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
NOTE 14: Subsequent Events
On October 1, 2006, we completed the sale of the global Automotive Coatings business, excluding Europe. See Note 3 for further information.
On October 9, 2006, we announced plans to reorganize our business which will result in changes to our reporting segments effective January 1, 2007. See Note 5 for further information.
On October 12, 2006, we announced that we would form a joint venture with Chemical Specialties Inc. (CSI), which is owned by Rockwood Holdings, Inc. We expect to pay CSI $75 million to help create the venture, which will provide wood treatment technologies and services. The new venture will link the wood biocide business of Rohm and Haas and the wood protection business of CSI. The joint venture will begin operation in January 2007.

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
Within the following discussion, unless otherwise stated, “three month period” and “nine month period” refers to the three and nine months ended September 30, 2006, and “prior period” refers to comparisons with the corresponding period in the previous year.
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
Company Overview
We are a global specialty materials company that began almost 100 years ago when a chemist, Otto Rohm, and a businessman, Otto Haas, decided to form a partnership to make a unique chemical product for the leather industry. That once tiny firm, now known as Rohm and Haas Company, reported sales of approximately $7.9 billion in 2005 on a portfolio of global businesses including specialty chemicals, electronic materials and salt. Today, we leverage science and technology to design materials and processes that enable our customers’ products to work. We serve a broad segment of dynamic markets, the largest of which include: building and construction, electronics, food and retail, household and personal care, industrial processes, packaging, transportation and water. To serve these markets, we have significant operations with approximately 100 manufacturing and 35 research facilities in 27 countries with approximately 16,500 employees. The results of our Automotive Coatings business are presented as a discontinued operation in our Statements of Operations for all periods presented. See Note 3 to the consolidated financial statements.

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

Our Strategic Focus
Our focus is to grow both revenues and earnings through organic growth, as well as bolt-on acquisitions and to deploy our strong cash position in a balanced approach to add value for our stockholders, while managing the company within the highest ethical standards. We are tuned to the changing global dynamics that impact the environment in which we operate; the trends in consumer demand and preferences; the shifting global demand and demographics; greater emphasis on environmentally compatible products and renewable resources, and increasing global competition.
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
Corporate Governance
Our company was built upon a strong foundation of core values, which continue today. These values are the bedrock of our success. We strive to operate at the highest levels of integrity and ethics and, in support of this, require that all employees, as well as the members of our Board of Directors, receive compliance training and annually certify their compliance with our internal Code of Business Conduct and Ethics. Our core values are best summarized as:
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

Summary of Financial Results
In the third quarter of 2006, we reported sales of $2,065 million, a 7% increase over $1,927 million reported in the third quarter of 2005, reflecting higher demand and higher selling prices to offset continued high raw material costs. Gross profit of $602 million in the quarter was 6% higher than the same period in 2005, the result of increased selling prices, higher demand, lower environmental expense, and the absence of prior year charges for a temporary Monomer production outage, partially offset by higher raw materials and freight costs. Gross profit margin in the quarter was 29.2%, compared to 29.6% in the prior year period. Selling and administrative expenses increased 6% versus the third quarter of 2005, largely reflecting increased spending to support marketing and business development. Research and development expense for the quarter was $71 million, up 8% from the prior year period, reflecting increased spending to support growth projects in the Electronic Materials, Coatings and Performance Chemicals segments. Income tax expense for the quarter was $69 million reflecting an effective tax rate of 26.4% versus 31.6% in the prior period. The lower tax rate from the prior period was mainly due to the favorable settlement of tax contingencies as well as lower taxes on foreign earnings permanently reinvested abroad. In the third quarter of 2006, we reported earnings from continuing operations of $189 million, or $0.86 per share, as compared to $163 million, or $0.73 per share in the third quarter of 2005.
In the third quarter of 2006, high raw material prices had a material impact on our consolidated results of operations. We use a broad range of raw materials across our operations, and the raw materials used vary widely among many of our businesses. In most cases, these raw materials are purchased from multiple sources under short-term and long-term supply contracts. It is difficult to predict the extent and duration of higher prices. For 2006, although the supply/demand balance is tight, we expect the supply of raw materials to be adequate to meet our demand. If the overall supply for certain raw materials becomes limited, obtaining alternative suppliers in the quantities we require could be difficult. We are attempting to mitigate the impact of escalating raw material and energy costs primarily by increasing selling prices, exercising control over discretionary spending, and utilizing swap, option and collar contracts.
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

Our most significant reserves are those which have been established for remediation and restoration costs associated with environmental damage. As of September 30, 2006, we have $148 million reserved for environmental-related costs. We conduct studies and site surveys to determine the extent of environmental damage and necessary remediation. With the expertise of our environmental engineers and legal counsel, we determine our best estimates for remediation and restoration costs. These estimates are based on forecasts of future costs for remediation and change periodically as additional and better information becomes available. Changes to assumptions and considerations used to calculate remediation reserves could materially affect our results of operations or financial position. If we determine that the scope of remediation is broader than originally planned, discover new contamination, discover previously unknown sites or become subject to related personal injury or property damage claims, our estimates and assumptions could materially change.
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
When such events or changes occur, we estimate the future cash flows expected to result from the assets’ use and, if applicable, the eventual disposition of the assets. The key variables that we must estimate include assumptions regarding sales volume, selling prices, raw material prices, labor and other employee benefit costs, capital additions and other economic factors. These variables require significant management judgment and include inherent uncertainties since they are forecasting future events. If such assets are considered impaired, they are written down to fair value, as appropriate.
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
In the second quarter of 2006, we completed our 2006 annual FAS 142 impairment review and determined that goodwill and indefinite-lived intangible assets were not impaired as of May 31, 2006. We believe the current assumptions and other considerations used in the above estimates are reasonable and appropriate. A material adverse change in the estimated future cash flows of our business or significant increases in the WACC rate could result in the fair value falling below the book value of its net assets. This could result in a material impairment charge.
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

SEPTEMBER 30, 2006 VERSUS SEPTEMBER 30, 2005 — CONSOLIDATED
Net Sales and Gross Profit
In the three months ended September 30, 2006, we reported consolidated net sales of $2,065 million, an increase of 7% or $138 million from prior period net sales of $1,927 million. In the nine months ended September 30, 2006, we reported consolidated net sales of $6,204 million, an increase of 5% or $306 million from prior period net sales of $5,898 million. These increases are primarily driven by higher demand and higher selling prices.
The primary drivers of the sales change between September 30, 2006 and 2005 are presented below:

	Three months ended	Nine months ended
Sales Change September 30, 2006 from 2005%		%

Volume/mix	4%	4%
Selling price	2%	2%
Currency	1%	(1%)

Total change	7%	5%

Our gross profit for the third quarter of 2006 was $602 million, an increase of 6% or $32 million from $570 million in the third quarter of 2005. Our gross profit for the nine months ended September 30, 2006 was $1,873 million, an increase of 7% or $115 million from $1,758 million in the prior year period. These increases were due largely to higher demand along with a favorable product mix, and higher selling prices, partially offset by higher raw material and freight costs. Gross profit margin decreased to 29.2% from 29.6% in the third quarter of 2005 and increased to 30.2% from 29.8% in the nine months ended September 30, 2005.
Selling and Administrative Expense
In the third quarter of 2006, selling and administrative expenses were $247 million, an increase of 6% or $13 million from $234 million in the prior year period. In the nine months ended September 30, 2006, selling and administrative expenses were $745 million, 2% or $15 million higher than $730 million in the prior year period. The increase in the quarter largely reflects increased spending to support marketing and growth initiatives. In addition, effective September 29, 2006, our vacation policy changed for certain U.S. employees. This change resulted in a $4 million decrease to selling and administrative expenses for the three and nine months ended September 30, 2006.
Research and Development Expense
Research and development expenses for the third quarter of 2006 were $71 million, an increase of 8% or $5 million from $66 million in the third quarter of 2005. In the nine months ended September 30, 2006, research and development expenses were $213 million, an increase of 10% or $19 million from $194 million in the prior year period, reflecting increased spending to support growth projects. The most significant increases were in the Electronic Materials, Performance Chemicals and Coatings segments. In addition, effective September 29, 2006, our vacation policy changed for certain U.S. employees. This change resulted in a $2 million decrease to research and development expenses for the three and nine months ended September 30, 2006.
Interest Expense
Interest expense for the third quarter of 2006 was $21 million, a decrease of 25%, or $7 million from $28 million in the prior year period primarily due to lower levels of debt and a lower overall effective interest rate. Interest expense for the nine months ended September 30, 2006 was $73 million, a decrease of 21%, or $19 million from $92 million in the prior year period primarily due to lower levels of debt and a lower overall effective interest rate. During the third quarter of 2006, we early retired the remaining $94 million of our 7.40% notes due in 2009 and 8.25 billion of Japanese Yen-denominated variable rate notes (approximately $70 million at September 30, 2006). During 2005, we retired $400 million in U.S. notes and exchanged Euro 240 million (approximately $284 million at December 31, 2005) in Euro-denominated notes for a more favorable effective interest rate and an extended term.
Amortization of Finite-lived Intangible Assets
Amortization of finite-lived assets was $15 million for the current quarter and $14 million for the prior year period. The slight increase is primarily due to underlying currency movements. Amortization of finite-lived intangible assets was $42 million for the nine months ended September 30, 2006 and 2005, respectively.

Restructuring and Asset Impairments
In the third quarter of 2006, we recorded approximately $4 million of expense for severance and associated employee benefit charges, associated with the elimination of 69 positions, primarily in our Coatings and Salt segments, and our North American support services. The staffing reductions relate to our manufacturing operations and are a direct result of changes in execution of existing processes and productivity improvements, while our support services reductions are made possible as we continue to capitalize on the enhancements achieved through the implementation of our Enterprise Resource Planning system. In addition, we recorded $2 million for contract and lease termination costs related to a restructuring initiative announced in the fourth quarter of 2005.
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
For the three months ended September 30, 2005, $8 million of asset impairments were recognized for the impairment of certain intangible assets within our Adhesives and Sealants business to their fair value. The impairment was due to significant declines in both volume and profitability. Offsetting this charge was a reversal of $4 million in estimated fixed asset impairment charges recorded in the second quarter of 2005 which were finalized during the third quarter.
For the nine months ended September 30, 2006, we recorded approximately $8 million of expense for severance and associated employee benefits primarily related to the restructuring of our global Graphics Arts and Architectural and Functional Coatings businesses within our Coatings segment, our Salt Segment, and our North American support services, that affected 106 positions in total. This charge was offset by $1 million of favorable adjustments to adequately reflect more accurate estimates of remaining obligations related to severance payments within our global Graphic Arts business initiative announced in the first quarter of 2006. We also reversed $1 million of severance and employee benefit charges and recorded a charge of $2 million for contract and lease termination costs related to 2005 initiatives.
For the nine months ended September 30, 2006, we recognized approximately $3 million, net of fixed asset impairment charges associated with the restructuring of our global Graphic Arts business within our Coatings segment. This charge was offset by several sales of previously impaired assets.
For the nine months ended September 30, 2005, net income was favorably impacted by a net $13 million of changes in estimates related to restructuring reserves. Included in this amount is $3 million of expense for severance and associated employee benefits affecting 120 positions, which was primarily associated with the planned closure of our Wytheville, VA Powder Coatings plant and the consolidation of our North American Powder Coatings operations, and smaller reduction in force efforts within our Electronic Materials segment and Plastics Additives business. Offsetting this charge were favorable adjustments of $16 million to reduce prior years restructuring reserves. These changes in estimates are largely related to our North American support services restructuring announced in the fourth quarter of 2003, and the completion of several smaller reductions in force initiatives announced throughout 2003 and 2004. The reversals were necessary to adequately reflect more accurate estimates of remaining obligations related to severance and other employee benefit costs. In some cases employees have been redeployed, while in other cases the employees affected by the workforce reductions were able to fill positions left vacant through natural attrition.
For the nine months ended September 30, 2005, $29 million of asset impairment charges were recognized for the impairment of intangible and fixed assets related to certain product lines within our Adhesives and Sealants business. In addition, we recognized $9 million of charges related to fixed assets associated with the closing of our Wytheville, VA Powder Coatings plant in the second quarter of 2005, and $2 million in the first of 2005 quarter for the impairment of intangible and fixed assets related to our Electronic Materials segment. Gains on sales of previously impaired assets offset the total impairment charge by $1 million.

Share of Affiliate Earnings, net
Affiliate net earnings for the three months ended September 30, 2006 and 2005 were $2 million and $3 million, respectively. For the nine months ended September 30, 2006 and 2005, affiliate earnings increased to $7 million from $6 million. The increase was primarily due to increased earnings from an equity affiliate in our Electronic Materials reporting segment.
Other (Income), net
Other income for the three and nine months ended September 30, 2006, was $17 million and $33 million, respectively, higher than the $11 million and $23 million, respectively in the prior year periods.
The increases were primarily due to higher investment income including interest related to higher short-term interest rates and increased average investments in money market funds.
Effective Tax Rate
We recorded a provision for income tax expense of $69 million for the third quarter of 2006, reflecting an effective tax rate from continuing operations before minority interest of 26.4% compared to a 31.6% effective rate for earnings in 2005. The decrease in the rate is mainly due to the settlement of tax contingencies as well as lower taxes on foreign earnings permanently reinvested abroad.
We recorded a provision for income tax expense of $232 million for the nine months ended September 30, 2006, reflecting an effective tax rate from continuing operations before minority interest of 28.0% compared to a 27.7% effective rate for earnings in the prior year period. The increase in the effective tax rate was primarily due to net tax reserve and valuation allowance reversals of $28 million recorded in the second quarter 2005 resulting from the favorable resolution of prior period tax contingencies due to the completion of prior years’ tax audits as well as lower taxes on foreign earnings permanently reinvested abroad.
Minority Interest
In the third quarter of 2006, we reported minority interest of $3 million, as compared to $4 million in 2005. In the nine months ended September 30, 2006, we reported minority interest of $10 million, as compared to $7 million in the prior year period. The majority of our minority interest relates to a consolidated joint venture recorded in our Electronic Materials segment.
Loss from Discontinued Operation
As discussed in Note 3 to the Consolidated Financial Statements, in the second quarter of 2006, our Board of Directors approved a plan to sell our global Automotive Coatings business within our Coatings business segment. The results of the business for all periods presented are reported as a discontinued operation.
In the three and nine months ended September 30, 2006, we reported a loss of $3 million, or $0.01 per share and $29 million or $0.13 per share, related to our discontinued operation, as compared to a gain of $6 million or $0.03 per share and $18 million or $0.08 per share in the three and nine months ended September 30, 2005, respectively. The 2006 loss includes $31 million after-tax, attributable to the recognition of certain deferred tax liabilities as well as the impairment of certain intangible and fixed assets, triggered by the decision to sell the business, offset by $2 million in after-tax income from the Automotive Coatings operations. The three and nine months ended September 30, 2005, respectively, includes $2 million in after-tax income and $3 million in after-tax income from the Automotive Coatings operations as well as $4 million and $14 million in benefits related to certain tax credits.

SEPTEMBER 30, 2006 VERSUS SEPTEMBER 30, 2005 — BY BUSINESS SEGMENT
     Net Sales by Business Segment and Region

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
	2006	2005	2006	2005

Business Segment
Coatings	$700	$664	$2,087	$1,972
Monomers	500	422	1,472	1,394
Performance Chemicals	447	423	1,333	1,252
Electronic Materials	402	351	1,169	979
Salt	174	163	597	632
Adhesives and Sealants	179	175	547	554
Elimination of Intersegment Sales	(337)	(271)	(1,001)	(885)

Total net sales	$2,065	$1,927	$6,204	$5,898

Customer Location
North America	$1,042	$990	$3,206	$3,078
Europe	507	484	1,520	1,528
Asia-Pacific	427	378	1,232	1,068
Latin America	89	75	246	224

Total net sales	$2,065	$1,927	$6,204	$5,898

     Net Earnings (Loss) from Continuing Operations by Business Segment (1)

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
	2006	2005	2006	2005

Business Segment
Coatings	$64	$74	$187	$191
Monomers	42	30	158	142
Performance Chemicals	42	44	124	124
Electronic Materials	62	49	173	112
Salt	4	(1)	23	27
Adhesives and Sealants	15	10	42	26
Corporate (2)	(40)	(43)	(119)	(134)

Total net earnings from continuing operations	$189	$163	$588	$488

(1)	Earnings (loss) for all segments except Corporate were tax effected using our overall consolidated effective tax rate excluding certain discrete items.

(2)	Corporate includes certain corporate governance costs, interest income and expense, environmental remediation expense, insurance recoveries, exploratory research and development expense, balance sheet currency translation gains and losses, any unallocated portion of shared services and certain discrete tax items.

Provision for Restructuring and Asset Impairment by Business Segment
Pre-Tax

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2006	2005	2006	2005

Business Segment
Coatings	$3	$—	$7	$10
Monomers	—	—	—	—
Performance Chemicals	—	(1)	—	(2)
Electronic Materials	—	(1)	(1)	2
Salt	1	—	1	—
Adhesives and Sealants	—	5	1	29
Corporate	2	(5)	2	(12)

Total	$6	$(2)	$10	$27

After-Tax

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2006	2005	2006	2005

Business Segment
Coatings	$2	$—	$4	$7
Monomers	—	—	—	—
Performance Chemicals	—	—	—	(1)
Electronic Materials	—	(1)	(1)	1
Salt	1	—	1	—
Adhesives and Sealants	—	3	1	19
Corporate	1	(3)	—	(9)

Total	$4	$(1)	$5	$17

Coatings
Third Quarter and Year-to-Date Net Sales (in millions)
Net sales for the Coatings business group were $700 million, an increase of 5%, or $36 million, from 2005 third quarter net sales of $664 million. The sales increase was driven by higher selling prices, continued penetration in emerging markets, and favorable currencies. Architectural and Functional Coatings, which account for the majority of total Coatings sales, delivered 6% growth in sales over the prior year through a combination of the factors noted above. Growth in the decorative coatings segment reflects both continued growth of our technologically differentiated low VOC emulsions as well as emerging market penetration. Growth in demand in China, India, Turkey and Latin America continues to demonstrate broad adoption of our core technologies in decorative coatings. Powder Coatings sales increased 3% versus the prior year, driven primarily by higher selling prices and the favorable impact of stronger European currencies which more than offset the unfavorable impact of lower demand. The lower demand reflects ongoing portfolio adjustments to improve product mix and business profit margins.
Third quarter earnings for the Coatings business were $64 million, including $2 million, after-tax, in restructuring charges, versus $74 million in earnings in 2005. The favorable impacts of higher selling prices and currencies were more than offset by the significant run-up in raw material costs along with increased spending in marketing and research to fund growth initiatives.
In the nine months ended September 2006, net sales for the Coatings business group were $2,087 million, an increase of 6%, or $115 million, from 2005 net sales of $1,972 million. Strong volume growth in North America and emerging markets, higher selling prices and better product mix drove the sales increase, which was partially offset by unfavorable currencies. Architectural and Functional Coatings, which account for the majority of total Coatings sales, delivered 6% growth in sales over the prior year through a combination of the factors noted above. The decorative coatings segment posted 8% growth in sales for the period. In North America, we have observed strong demand in the do-it-yourself markets with significant growth in our differentiated low-VOC emulsion products for paint applications. In the emerging markets, including China, India, and Turkey, we have continued to improve sales through effective execution of our market penetration strategies. Powder Coatings sales were up 2%

over the prior year reflecting selling price increases and improved product mix, on flat demand, partially offset by the impact of weaker European currencies.
Earnings of $187 million in 2006 were down from $191 million in 2005. Included in the 2006 earnings is a $4 million, after-tax, charge for restructuring and other one-time costs related to the Graphic Arts business, while the 2005 earnings reflect a $7 million, after-tax, charge for restructuring and asset impairments related to the Powder Coatings business. Overall, the favorable impacts of higher selling prices, stronger volumes, and a better product mix were more than offset by higher raw material, energy, operating and research costs.
Monomers
Third Quarter and Year-to-Date Net Sales (in millions)
Third quarter 2006 net sales from Monomers were $500 million, an increase of $78 million, or 18%, from prior period net sales of $422 million. The net sales results for Monomers include sales to our internal downstream monomer-consuming businesses, primarily Architectural and Functional Coatings, Adhesives and Sealants, and Performance Chemicals, along with sales to third party customers. Sales to third party customers increased 8% to $163 million in the third quarter of 2006 from $151 million in the prior period, primarily due to higher volumes. Sales to downstream Rohm and Haas specialty businesses were 24% higher, due primarily to higher selling prices which were driven by higher raw material costs along with higher volumes.

	Three Months Ended
(in millions)	September 30,
	2006	2005

Total Sales	$500	$422
Elimination of Intersegment Sales	(337)	(271)

Third Party Sales	$163	$151

Earnings of $42 million for the third quarter of 2006 increased from $30 million in the prior period. Prior period results included $12 million, after-tax, in costs associated with unplanned plant outages in our Deer Park facility, including a precautionary shut down in anticipation of Hurricane Rita. The quarter’s earnings reflect the favorable impacts of higher volume, improved operations and lower energy costs, partially offset by higher raw materials and lower selling prices to third party customers. In the quarter, approximately 60% of Monomers earnings were generated by sales to the downstream businesses, as compared to approximately 25% last year.
For the nine months ended September 2006, net sales from Monomers were $1,472 million, an increase of $78 million, or 6%, from prior period net sales of $1,394 million. The net sales results for Monomers include sales to our internal downstream monomer-consuming businesses, primarily Architectural and Functional Coatings, Adhesives and Sealants, and Performance Chemicals, along with sales to third party customers. Sales to third party customers decreased 7% to $471 million in 2006 from $509 million in the prior period, primarily due to lower volumes and lower selling prices. Sales to downstream Rohm and Haas specialty businesses were 13% higher, due primarily to higher selling prices and slightly higher volumes.

	Nine Months Ended
(in millions)	September 30,
	2006	2005

Total Sales	$1,472	$1,394
Elimination of Intersegment Sales	(1,001)	(885)

Third Party Sales	$471	$509

Earnings of $158 million for the nine months ended September 2006 increased $16 million from $142 million in the prior period. The current period results reflect lower sales volumes and selling prices to third party customers as well as higher raw material and energy costs overall. Prior period results included $27 million, after-tax, of expenses associated with unplanned plant outages at our Deer Park facility. During the first nine months of 2006, approximately 59% of Monomers earnings were generated by sales to the downstream businesses, as compared to approximately 38% last year.
Performance Chemicals
Third Quarter and Year-to-Date Net Sales (in millions)

In the third quarter of 2006, net sales from Performance Chemicals were $447 million, an increase of 6%, or $24 million, from 2005 net sales of $423 million. The increase was driven by improved demand, slightly higher selling prices, and a favorable impact of currencies. Sales in Plastics Additives increased 3% from the prior period, driven by higher pricing and slightly favorable currencies, partially offset by modestly lower demand. Despite some slowing of demand in North America, the business continued to enjoy stronger demand in the packaging and building & construction segments in the emerging markets of China and Latin America. Net sales for Consumer and Industrial Specialties increased 6% versus the prior period, reflecting strong demand and favorable currencies, partially offset by lower selling prices. Demand was strong for both biocides and specialty products across most regions. Net sales for Process Chemicals were up 4% compared to the third quarter of 2005, reflecting strength in ion exchange resins particularly in Asia, higher selling prices, and the favorable impact of currencies
Performance Chemicals earnings for the third quarter of 2006 were $42 million versus earnings of $44 million in the prior year, reflecting higher raw material costs and increased spending to support business development and new products, which more than offset the favorable impact of improved pricing.
For the first nine months of 2006, net sales from Performance Chemicals were $1,333 million, an increase of 6%, or $81 million, from 2005 net sales of $1,252 million. The increase was driven by improved demand and higher selling prices, partially offset by the unfavorable impact of currencies. Net sales in Plastics Additives increased 8% from the prior period, driven by strong demand and higher pricing, partially offset by unfavorable currencies. Demand was strong in the Building and Construction markets in Europe and Latin America, as well as the Packaging segment in China. Net sales for Consumer and Industrial Specialties increased 2% versus the prior period, reflecting higher demand partially offset by the unfavorable impact of currencies. The business enjoyed healthy growth in biocides in all regions, while dispersant volumes were down globally with the majority of the shortfall in Europe. Net sales for Process Chemicals were up 6% compared to the first nine months of 2005, reflecting strength in ion exchange resins and sodium borohydride in key markets, and higher selling prices, which more than offset the unfavorable impact of currencies.
Performance Chemicals earnings for the first nine months of 2006 were $124 million flat, versus the earnings in the prior year, as the favorable impacts of strong demand and higher pricing were offset by increased raw material and energy costs, higher spending to support business development and new product introductions, and the unfavorable impact of currencies.

Electronic Materials
Third Quarter and Year-to-Date Net Sales (in millions)
Net sales for the Electronic Materials business reached $402 million in the third quarter of 2006, up 15%, or $51 million, versus sales of $351 million in 2005. This performance establishes the fifth consecutive quarterly record for the business. Demand was strong across all businesses, especially in Asia-Pacific where sales were up 15% over 2005. The business continues to deliver innovative technologies to meet the needs of this dynamic market. Sales in advanced technology product lines were up 19% versus the third quarter of 2005, while overall sales were up 2% sequentially versus a very strong second quarter of 2006.
Sales from Semiconductor Technologies grew 16% for the quarter, driven by strength in demand for CMP pads and slurries in all regions, along with strong sales of our advanced photoresists and related products, in all regions. The Circuit Board Technologies business was up 8% versus the third quarter of 2005, as continued strength in the Asia-Pacific region, up 14% versus the same period a year ago, more than offset decreased demand in both North America and Europe. Packaging and Finishing Technologies sales growth of 17% was driven by both Asia (up 3%) and North America, where the major driver was revenues generated from the pass-through of precious metal prices. Process sales (which exclude precious metal pass-through sales) were essentially flat in the quarter.
Record earnings of $62 million were up significantly from the $49 million earned in the third quarter of 2005, reflecting increased sales of advanced technology products and continued discipline in cost management. Last year’s third quarter earnings included a $1 million, after-tax, gain from the reversal of restructuring reserves.
Net sales for the first nine months of 2006 for the Electronic Materials business reached $1,169 million, up 19%, or $190 million, versus net sales of $979 million in the first nine months of 2005. Demand was strong across all businesses, especially in Asia Pacific and North America. Year-to-date sales in advanced technology product lines were up 27% versus the prior period.
Sales for Semiconductor Technologies grew 21% for the first nine months, reflecting continued strength in sales of CMP pads and slurries in all regions along with strong sales of our advanced photoresists and related products both in Asia Pacific and North America. The Circuit Board Technologies business grew 8% overall in the first nine months of 2006, mainly driven by strength in the Asia Pacific region. Packaging and Finishing Technologies sales growth of 26% was driven by both Asia Pacific and North America, with precious metal pass-through sales up significantly due to higher previous metal prices. Process sales (which exclude precious metal pass-through sales) grew 5% year over year.
Earnings of $173 million were up significantly from the $112 million earned in the first nine months of 2005, reflecting increased sales of advanced technology products and continued discipline in cost management. Earnings for the first nine months of 2006 include a $1 million after-tax gain from the reversal of restructuring reserves; 2005 earnings for the same period included $1 million, after-tax, for restructuring charges.
We expect the overall market environment for the Electronics industry to remain robust over the next several months, particularly in Asia, and will continue to monitor conditions carefully.
Salt
Third Quarter and Year-to-Date Net Sales (in millions)
Third quarter 2006 net sales from Salt were $174 million, an increase of 7% from net sales of $163 million in 2005. Improved pricing and mix, along with the favorable impact of currency, more than offset a slight decline in demand. The change in demand is principally related to lower shipments of highway de-icing salt.
Earnings for the quarter of $4 million, which include $1 million, after-tax, in restructuring charges, were up $5 million compared with the loss of $1 million reported in 2005. The improvement is primarily a result of higher selling prices and a shift in sales mix toward higher margin products which more than offset increases in distribution and other production costs. In addition, 2005 earnings were unfavorably impacted by hurricane-related costs of $1 million, after-tax.
For the nine months ended September 2006, net sales from Salt were $597 million, a decrease of 6% versus the prior period net sales of $632 million. The decrease reflects a significant drop in ice control volumes in the first quarter of 2006 as a result of mild weather conditions which significantly lowered demand for highway de-icing salt.

Higher selling prices, favorable mix, and a favorable currency impact partially offset the decline in ice control volume.
Earnings for the first nine months of 2006 of $23 million, which include $1 million, after-tax, in restructuring charges, have decreased by $4 million compared to earnings of $27 million in 2005. The unfavorable impact reflects the decline in ice control volumes and higher production, material, and distribution costs which more than offset the favorable impacts of higher selling prices and product mix.
Adhesives and Sealants
Third Quarter and Year-to-Date Net Sales (in millions)
In the third quarter of 2006, net sales for Adhesives and Sealants were $179 million, an increase of 2%, or $4 million, from net sales of $175 million in 2005. Slightly higher pricing and more favorable currencies drove the sales gain for the quarter. Growth in demand for the core business segments balanced off the negative impact of prior portfolio management initiatives.
Earnings of $15 million were up versus $10 million in the third quarter of 2005. Prior year results included a non-cash impairment charge of $3 million, after-tax. Excluding the impairment charge noted above, earnings increased by $2 million, reflecting the impact of higher selling prices and favorable currencies partially offset by higher raw material costs.
In the first three quarters of 2006, net sales for Adhesives and Sealants were $547 million, a decrease of 1%, or $7 million, from net sales of $554 million in 2005. The decrease reflects the impacts of lower demand and unfavorable currencies partially offset by higher pricing. The overall lower demand reflects prior portfolio management initiatives, along with lower demand for some acrylic products that benefited from a tight monomer supply environment in the prior year.
Earnings of $42 million, which include $1 million, after-tax, in restructuring charges, were up $16 million versus earnings of $26 million in the first nine months of 2005. The increase is primarily due to the absence of $19 million, after-tax charge in 2005, related to the impairment of the synthetic leather business, offset by higher operating costs, unfavorable currencies and lower demand partially offset by higher selling prices.

Corporate
Third Quarter and Year-to-Date After-Tax Expenses (in millions)
Corporate expense of $40 million, after-tax, for the quarter was down from $43 million, after-tax, in the third quarter of 2005. The change reflects lower interest expense and environmental accruals plus higher interest income, partially offset by increases to fund special initiatives and higher restructuring charges.
Corporate expense of $119 million, after-tax, for the nine months ended September 2006 was down from $134 million, after-tax, for the comparable period in 2005. The change reflects lower interest expense, environmental accruals and charges for stock-based compensation, plus higher interest income, partially offset by increases to fund special initiatives, higher restructuring charges, and the absence of favorable tax reserve and valuation allowance adjustments recognized in 2005.

LIQUIDITY AND CAPITAL RESOURCES
Overview
One of our key financial policies is to maintain a strong balance sheet with debt levels well-covered by our cash flows. As of September 30, 2006, our company’s debt ratio (total debt in proportion to total debt plus stockholders’ equity) was 33%, down from 36% as of December 31, 2005, and cash from operating activities for the rolling twelve months ended September 30, 2006 was approximately 48% of our quarter-end debt (cash from operating activities in proportion to total debt). Over the next several years, we expect to pursue growth strategies and provide cash returns to our stockholders without unduly stressing these ratios. We intend to enhance stockholder value through higher dividends, strategic investments in our core businesses and technologies, and share repurchases as appropriate, specifically to:
•	Continue to pay higher cash dividends to our stockholders. Dividend payouts have increased at an average 10% compound annual growth rate since 1978.

•	Reinvest in core businesses through our capital expenditure program to drive profitable growth and enhance stockholder value. We will also consider selected acquisitions or alliances in targeted areas.

•	Repurchase our common stock. In December 2004, our Board of Directors authorized the repurchase of up to $1 billion of our common stock through 2008, with the timing of the purchases depending on market conditions and other priorities for cash. As of September 30, 2006, we repurchased $537 million of our stock or 11.7 million shares.
In the nine months ended September 30, 2006, our primary source of cash was from operating activities. Our principal uses of cash were debt reduction, capital expenditures, dividends and share repurchases. These are summarized in the table below:

	Nine Months ended
	September 30,
(in millions)	2006	2005

Cash provided by operations	$682	$666
Net debt reduction	(232)	(259)
Capital expenditures	(236)	(195)
Dividends	(211)	(186)
Share repurchases	(264)	(273)
Stock option exercise proceeds	55	63
Our cash flow statement includes the combined results of our continued and discontinued operations for all periods presented.
Cash Provided by Operations
For the nine months ended September 30, 2006, cash from operating activities exceeded the prior-year period by $16 million; as cash from higher earnings, lower working capital needs and lower financing costs in the current year period more than offset higher income tax payments.
The cash flow we generate from operating activities is typically concentrated in the second half of the year due to working capital patterns in some of our core businesses, such as Coatings, as well as the timing of certain annual payments such as employee bonuses, interest on debt and property taxes, which are concentrated in the first half of the year. With our strong nine month performance, we expect 2006 cash from operating activities to approximate $1.1 billion. Maintaining strong operating cash flow through earnings and working capital management continues to be an important objective.

Pension Plan and Postretirement Benefit Plan Funding and Liability
During 2005, we voluntarily increased U.S. pension and other postretirement employee benefit plan funding to the maximum tax-deductible amounts, $125 million and $12 million, respectively. Similarly, we expect to fund our U.S. pension and postretirement employee benefit plans for $137 million and $12 million, respectively, before year end. This amount slightly exceeds the actual funding shortfall between the market value of assets in our US pension trusts and the Projected Benefit Obligations at December 31, 2005, based on our most recent actuarial valuation. It is uncertain whether a funding shortfall will exist at December 31, 2006, as the year-end funding status will depend not only on this additional funding, but also the actual benefits paid, actual return on plan assets, and prevailing interest rates at year-end.
Total contributions made during 2005, excluding the voluntary contributions described above, were $93 million, consisting of $42 million for our foreign qualified pension plans, $39 million for our postretirement benefit plans, and $12 million for our non-qualified pension plans. Over half of the $42 million used to fund our foreign qualified pension trusts was used to fund shortfalls in our United Kingdom pension trust. In 2006, excluding the fourth quarter voluntary contribution, we expect to contribute approximately $97 million to our international pension trusts, non-qualified pension trust and other postretirement plans as required. As of September 30, 2006, we have contributed $76 million to these plans. Funding requirements for subsequent years are uncertain and will significantly depend on changes in assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plan, and any legislative or regulatory changes affecting plan funding requirements. For tax planning, financial planning, cash flow management or cost reduction purposes, we may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.
Capital Expenditures
We intend to manage our capital expenditures to take advantage of growth and productivity improvement opportunities as well as to fund ongoing environmental protection and plant infrastructure requirements. We have a well-defined review procedure for the authorization of capital projects. Capital expenditures through the first nine months of 2006 are above the prior year period expenditures primarily due to higher spending for our China Research and Development Center, the CMPT plant in Taiwan, and projects within the Coatings segment, partially offset by lower Monomers spending due to the timing of maintenance on our Houston Plant. Projected capital expenditures for fiscal year 2006 of approximately $425 million, compared to $333 million in fiscal year 2005, are expected to be in line with depreciation expense.
Dividends
Common stock dividends have been paid each year since 1927. The payout has increased at an average 10% compound annual growth rate since 1978.

2006				2005
	Amount				Amount
	(Per	Amount			(Per	Amount
Date of dividend	common	(In		Date of dividend	common	(In
payment	share)	millions)	Record Date	payment	share)	millions)	Record Date

March 1, 2006	$0.29	$65	February 17, 2006	March 1, 2005	$0.25	$57	February 18, 2005

June 1, 2006	0.33	73	May 12, 2006	June 1, 2005	0.29	65	May 13, 2005

September 1, 2006	0.33	73	August 11, 2006	September 1, 2005	0.29	64	August 12, 2005

				December 1, 2005	0.29	64	November 4, 2005
On September 21, 2006, the board declared a dividend of $0.33 per share payable on December 1, 2006, to shareholders of record on November 3, 2006.
Share Repurchase Program
In December 2004, our Board of Directors authorized the repurchase of up to $1 billion of our common stock through 2008, with the timing of the purchases depending on market conditions and other priorities for cash. During the second and third quarters, we used $264 million of available cash to repurchase 5.7 million of our outstanding shares. As of September 30, 2006, we had repurchased $537 million of our stock or 11.7 million shares under the current authorization.
Liquidity and Debt
As of September 30, 2006, we had $377 million in cash, including restricted cash, and $2,016 million in debt compared with $570 million and $2,195 million, respectively, at December 31, 2005. A summary of our cash and debt balances is provided below:

	September 30,	December 31,
(in millions)	2006	2005

Short-term obligations	$298	$121
Long-term debt	1,718	2,074

Total debt	$2,016	$2,195

Cash and cash equivalents	$374	$566
Restricted cash	3	4

Total	$377	$570

Debt
During the third quarter of 2006, we completed the early retirement of the remaining $94 million of 7.4% notes scheduled to mature on July 15, 2009. The retirement which was completed in three stages beginning in March, 2005, resulted in a loss of $17 million in the prior year period and immaterial gains during the second and third quarters of 2006. In September of 2006, we retired 8.25 billion of Yen-denominated variable rate notes (approximately $70 million at September 30, 2006). At the current debt level, we expect interest expense to run approximately $22 million per quarter, an effective rate of approximately 4.4 percent on total debt.
At September 30, 2006, we had no commercial paper outstanding. Our short-term debt was primarily composed of local bank borrowings and the current portion of long-term debt for our 6.0% Euro-denominated notes due in March 2007. During 2006, our primary source of short-term liquidity has been cash from operating activities. We expect this to continue with commercial paper and bank borrowings needed to support local working capital needs from time to time. In December 2005, we entered into a $500 million revolving credit facility with a syndicated group of banks. This facility is committed until December 2010 and is not contingent upon our credit rating. As of September 30, 2006, we have not drawn down any funds against this facility. We are in the process of extending this facility through December 2011.
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
During the nine months ended September 30, 2006, $6 million net cash was paid for derivative instruments, and the market value of our derivative instruments depreciated $34 million after-tax. During the same period, derivative instruments lowered interest expense and increased our effective cost of natural gas above spot prices. Overall derivatives reduced earnings per share for the nine months ended September 30, 2006, by just under one cent per share.

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
Accruals
We have provided for costs to remediate former manufacturing and waste disposal sites, including Superfund sites, as well as our company facilities. We consider a broad range of information when we determine the amount necessary for remediation accruals, including available facts about the waste site, existing and proposed remediation technology and the range of costs of applying those technologies, prior experience, government proposals for these or similar sites, the liability of other parties, the ability of other Potentially Responsible Parties (“PRPs”) to pay costs apportioned to them and current laws and regulations. Reserves for environmental remediation that we believe to be probable and estimable are recorded appropriately as current and long-term liabilities in the Consolidated Balance Sheets. The reserves for remediation were $148 million at September 30, 2006 and $147 million at December 31, 2005. The amounts charged to pre-tax earnings for environmental remediation and related charges were $11 million and $19 million for the three and nine months ended September 30, 2006, and $18 million and $35 million for the three and nine months ended September 30, 2005, respectively, and are primarily recorded as cost of goods sold in the Consolidated Statements of Operations.
The Wood-Ridge, New Jersey site (“Site”), and Berry’s Creek, which runs past this Site, are areas of environmental significance to the company. The Site is the location of a former mercury processing plant acquired many years ago by a company later acquired by Morton International, Inc. (“Morton”). Morton and Velsicol Chemical Corporation (“Velsicol”) have been held jointly and severally liable for the cost of remediation of the Site. We have submitted a feasibility study of various remedial alternatives, and we expect New Jersey Department of Environmental Protection, in consultation with EPA Region 2, to select a remedy for the Site in 2006. Our exposure at the Site will depend, in part, on the results of attempts to obtain contributions from others believed to share responsibility, and, in part, on the remedy selected for the Site. Velsicol’s liabilities for Site response costs will be addressed through a bankruptcy trust fund established under a court-approved settlement among Velsicol, Fruit-of-the-Loom, Inc. (its indemnitor) and other parties, including the government.
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

Our other significant environmental matters are described in Note 13 to the Consolidated Financial Statements.
In addition to accrued environmental liabilities, there are costs which have not met the definition of probable, and accordingly, are not recorded in the Consolidated Balance Sheets. We have identified reasonably possible loss contingencies related to environmental matters of approximately $117 million and $110 million at September 30, 2006 and December 31, 2005, respectively.
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
Litigation
We are involved in various kinds of litigation, principally in the United States. We strive to resolve litigation where we can through negotiation and other alternative dispute resolution methods such as mediation. Otherwise, we vigorously defend lawsuits in the Courts. Significant litigation is described in Note 13 to the Consolidated Financial Statements.
ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED
Accounting for Planned Major Maintenance Activities
In September 2006, the Financial and Accounting Standards Board (“FASB”) issued Staff Position (FSP) AUG AIR-1, which addresses the accounting for planned major maintenance activities. The FASB believes that the accrue-in-advance method of accounting for planned major maintenance activities results in the recognition of liabilities that do not meet the definition of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements,” because it causes the recognition of a liability in a period prior to the occurrence of the transaction or event obligating the entity. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods beginning January 1, 2007. We are currently evaluating the impact to our consolidated financial statements.
Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This statement amends SFAS Nos. 87, 88, 106 and 132(R). SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in the statement of financial position, and to recognize annual changes in gains or losses, prior service costs, or other credits that have not been recognized as a component of net periodic pension cost, net of tax through comprehensive income. SFAS No. 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of its year-end statement of financial position, with limited exceptions. We are required to apply the recognition provisions of SFAS No. 158 and provide the required disclosures as of the end of the fiscal year ended December 31, 2006. The December 31, 2006 funded status of our plans will depend on actual benefits paid, the actual return on our plans’ assets for 2006 and the prevailing interest rates at year-end. We are currently evaluating the impact of adopting SFAS No. 158 on our consolidated balance sheets. The measurement provision of SFAS No. 158 is effective for fiscal years ending after December 15, 2008. Currently, all of our plans have a measurement date of December 31, with the exception of our Rohm and Haas Japan Plan and our Japan Acrylic Plan.
Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued in 2008. We are currently assessing the impact to our consolidated financial statements.
Quantifying Misstatements
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Quantifying Misstatements.” In recent years, the SEC has voiced concerns over registrants’ exclusive reliance on either a balance sheet or income statement approach in quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and income statement approach when quantifying and evaluating the materiality of a misstatement. The SAB also provides guidance on correcting errors under the dual approach as well as transition guidance for correcting previously immaterial errors that are now considered material based on the approach in the SAB. We will adopt SAB No. 108 as of December 31, 2006, and we do not believe it will have a material impact to our consolidated financial statements.
Accounting for Uncertainty in Income Taxes
In July 2006, the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. This interpretation also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. The recognition threshold and measurement attribute is part of a two step tax position evaluation process prescribed in FIN No. 48. FIN No. 48 is effective after the beginning of an entity’s first fiscal year that begins after December 15, 2006. We will adopt FIN No. 48 as of January 1, 2007, and are currently evaluating the impact to our consolidated financial statements.
Presentation of Taxes Collected from a Customer and Remitted to Governmental Authorities in the Income Statement
In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to this EITF are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006. We will adopt EITF 06-3 as of January 1, 2007, and are currently evaluating the impact to our consolidated financial statements.
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

b)	Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are likely to materially effect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
For information related to Legal Proceedings, see Note 13: Contingent Liabilities, Guarantees and Commitments in the accompanying Notes to Consolidated Financial Statements.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to our purchases of our common stock during the quarter ended September 30, 2006:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average Price	Purchased as Part of	of Shares that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the Plans or
Period	Purchased (1)	Share (1)	Plans or Programs (2)	Programs (2)
July 1, 2006 – July 31, 2006	520,838	$0 (3)	520,838	$560,191,860
August 1, 2006 – August 31, 2006	1,350,000	44.81	1,350,000	499,698,885
September 1, 2006 – September 30, 2006	835,400	44.46	826,400	462,961,817
Total	2,706,238		2,697,238	462,961,817

Notes:

(1)	9,000 shares were purchased as a result of employee stock option exercises (stock swaps).

(2)	In December 2004, our Board of Directors authorized the repurchase of up to $1 billion of our common stock through 2008, with the timing of the purchases depending on market conditions and other priorities for cash. As of September 30, 2006, $537 million of the $1 billion has been used to repurchase 11.7 million shares of our stock.

(3)	In May 2006, we entered into an agreement, pursuant to which we purchased 3 million shares from a financial institution. The initial purchase price for the shares was $167 million in the aggregate including a brokerage fee. We received approximately 0.5 million additional shares when this agreement concluded in July of 2006. The average price for the total 3.5 million shares is $47.71.

ITEM 6. Exhibits
(31.1)	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

(31.2)	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

(32)	Certification Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002. The exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Jacques M. Croisetiere

Jacques M. Croisetiere
Vice President and Chief Financial Officer

DATE: October 26, 2006	ROHM AND HAAS COMPANY
(Registrant)