Form 10-K
period 2006-12-31
ROHM & HAAS CO
filed 2007-02-28
CIK 84792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Large accelerated filer ☑                     Accelerated filer ☐                     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2006 was:
$7,767,766,800.
The number of shares outstanding of the registrant’s common stock as of February 21, 2007 was 218,971,231.
DOCUMENTS INCORPORATED BY REFERENCE
Part III – Definitive Proxy Statement to be filed with the Securities and Exchange Commission, except the Report of the Executive Compensation Committee and Audit Committee Report included therein.

Rohm and Haas Company 2006 Form 10-K
Table of Contents

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

Our products are sold in a competitive, global economy. Competitors include many large multinational chemical firms based in Europe, Asia and the United States. New competitive products or pricing policies of our competitors can materially affect demand for and pricing of our products. In addition, financial results are subject to fluctuations in demand, the efficient running of our manufacturing facilities, the seasonal activity of certain of our businesses and weather conditions, particularly for the Salt segment. We also manufacture and sell our products to customers in industries and countries that are experiencing periods of rapid change, most notably countries in Eastern Europe, Latin America and the Asia-Pacific region. These factors can affect demand for our products and therefore may have a significant impact on financial results.

➢	Restrictions on, and increased costs of, raw material supplies and energy may adversely affect our financial results.

From time to time, certain raw materials we require become limited. It is likely this will occur again in the future. Should such limitations arise, disruptions of our supply chain may lead to higher prices and/or shortages. Also, we are subject to volatility in raw material prices and energy. While we try to increase the prices of our products to cover increases in our costs, we may not be able to raise our prices as quickly as the costs rise if at all. These limitations and increased costs could adversely affect our financial results. (See additional discussion of raw materials in Item 1.)

➢	Capacity limitation or an incident affecting the Houston ship channel area may adversely affect our financial results.

From time to time, we experience significant capacity limitations in our manufacturing operations. In addition, an incident affecting the Houston ship channel area could materially impact our financial results as it could significantly affect both our operations and our sources of supply. These limitations, disruptions in supply and capacity constraints could adversely affect financial results.

➢	Failure of our intellectual property protections, failure to develop new technology or the development and successful implementation of new, competing technologies by our competitors could adversely affect future financial results.

We have invested significant resources in intellectual properties such as patents, trademarks, copyrights and trade secrets. Since we depend on these intellectual resources for our financial stability and future growth, we rely on the protection that these intellectual property rights provide. A loss of those protections could adversely affect our financial results. In addition, if we fail to develop new technology or if our competitors successfully develop and implement new, competing technologies in the market place, our future financial results could be significantly impacted.

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

The company takes its environmental responsibilities very seriously, but there is a risk of environmental impact inherent in chemical manufacturing operations. In addition, laws and regulations require significant expenditures for environmental protection equipment, compliance and remediation. Future developments and more stringent environmental regulations may require us to make additional unforeseen environmental expenditures. These additional costs may adversely affect our financial results. We are also subject to other litigation in the course of business. Adverse results in litigation could adversely affect our financial results.

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
We are a global specialty materials company that began almost 100 years ago when a chemist, Otto Rohm, and a businessman, Otto Haas, decided to form a partnership to make a unique chemical product for the leather industry. That once tiny firm, now known as Rohm and Haas Company, reported sales of $8.2 billion in 2006 on a portfolio of global businesses including specialty materials, electronic materials and salt. Our products enable the creation of leading-edge consumer goods and other products found in a broad segment of dynamic markets, the largest of which include: building and construction, electronics, packaging and paper, industrial and other, transportation, household and personal care, water and food. To serve these markets, we have significant operations with approximately 100 manufacturing and 33 research facilities in 27 countries with approximately 15,800 employees.
Net Sales (in millions)
Net Sales by Region (in millions)

Throughout our history, Rohm and Haas has remained true to the original vision of its founders: to be a high-quality and innovative supplier of specialty materials that improve the quality of life. In the late 1990’s, we began to diversify our portfolio of product offerings to enhance our specialty chemical business by acquiring Morton International Inc., and expanding our electronic materials business through the acquisitions of LeaRonal and Rodel. During the same period, we have repositioned our portfolio to divest non-strategic businesses including our Automotive Coatings business in 2006. As a result of this activity, we have doubled our sales, improved the balance of our portfolio, expanded our geographic reach and product opportunities to meet market needs, and enhanced our cash generating capabilities, while delivering enhanced value for our stockholders.
The businesses within our specialty chemical portfolio, as well as our electronic materials and salt businesses will be discussed in more detail later in this section.
Our Strategic Focus
Our focus is to grow both revenues and earnings through organic growth, as well as highly selective bolt-on acquisitions and to deploy our strong cash position in a balanced approach to add value for our stockholders, while managing the company within the highest ethical standards. We are tuned to the changing global dynamics that impact the environment in which we operate; the trends in consumer demand and preferences; the shifting global demand and demographics; the greater emphasis on environmentally compatible products and renewable resources; and the increasing global competition.
In October 2006, we announced an evolution in our strategy, which we refer to as Vision 2010. The primary goal of Vision 2010 is to accelerate value creation. The key elements of this strategy are:
•	Position Our Portfolio For Accelerated Growth – by leveraging our integrated acrylic monomer and polymer chain; accelerating investment in Electronic Materials; creating or expanding platforms that address the growing needs in food, health, water, energy, and other areas in the developed and developing worlds; and supplementing our organic growth with highly selective bolt-on acquisitions which bring a growth platform technology or geographic supplement to our core businesses.

•	Build Value-Creating Business Models in Emerging Markets – through customizing closer to customers; finding solutions that are affordable and meet local requirements; organizing in a manner that enables rapid decision-making; investing in local talent; and building plant facilities that can compete effectively with local and regional players as well as multinational players.

•	Innovate with a Market / Customer Focus – by increasingly shifting the focus and delivery of technology programs closer to the customer, driving to faster and more tailored output.

•	Operational Excellence / Continuous Improvement – by maintaining flat conversion costs over the next three years; building more capital-efficient plants in emerging markets; continuing to optimize our global footprint; and increasing global sourcing, especially from low-cost countries.

•	Deploy Right Talent in Right Places – by ensuring that leadership talent with the right depth and breadth is in place to drive the profitable growth of our businesses through shifting deployment of more key leaders to locations outside the USA; and continuing to drive the nurturing and development of our global workforce.
Cash Generation
We generated $840 million, $947 million and $925 million in cash from operating activities during 2006, 2005 and 2004, respectively. We plan to deploy this cash to enhance stockholder value through strategic investments in our core businesses and technologies, higher dividends, and stock repurchases, as appropriate.

Corporate Governance
Our company was built upon a strong foundation of core values, which continue today. These values are the bedrock of our success. We strive to operate at the highest levels of integrity and ethics and, in support of this, require that all employees, as well as all the members of our Board of Directors, receive compliance training and annually certify their compliance with our internal Code of Business Conduct and Ethics. Our core values are best summarized as:
•	Ethical and legal behavior at all times;

•	Integrity in all business interactions; and

•	Trust by doing what we promise.
Our Board of Directors devotes substantial time to reviewing our business practices with regard to the norms of institutional integrity. Our Board is comprised of 13 directors, of which 12 are non-employees. The Audit, Nominating and Governance, and Executive Compensation committees of the Board are all entirely composed of independent directors.
Our Businesses
Our portfolio of businesses is strong, seasonally diverse and well positioned for future growth. The chart below summarizes sales recorded by our six reportable segments in 2004, 2005 and 2006. See Note 8 to our Consolidated Financial Statements for further information regarding our reportable segments and foreign operations.
Net Sales by Business Segment (in millions)

COATINGS
Coatings is our largest reportable segment and is comprised of two business units: Architectural and Functional Coatings and Powder Coatings.
Net Sales (in millions)
Net Sales by Business Unit (in millions)
Our Coatings products are sold globally, with approximately 58% of sales in North America, 24% in Europe, 12% in Asia-Pacific and 6% in Latin America. Since key markets for this segment are the building and construction markets, and in particular the architectural coatings markets, sales for this segment have seasonal fluctuations and are sensitive to fluctuating raw material costs.
Architectural and Functional Coatings (“AFC”) is the continuation of our 1953 pioneering acrylic waterborne chemistry. It has evolved into our current high quality, technologically advanced product offerings of binders and additives for acrylic paint. Our technology improves the durability, tint retention, adhesion, stain resistance and opacity of paint. Our customer base includes well-known, high-quality paint suppliers. In addition to offering products for the architectural and decorative coatings markets, this segment also offers products that serve a wide variety of coatings in: industrial markets for use on metal and wood and in traffic paint; the building industry for use in roofing materials, insulation and cement markets; and consumer markets for use in paper, textiles and non-woven fibers, graphic arts and leather.

Our track record of emulsions innovation is fueled by a world-class supply chain with 29 plants around the world and direct sales into 93 countries. This breadth of coverage and the associated market understanding sets us apart from all other architectural and functional coatings suppliers and allows the AFC business to map the next generation of advances in a wide array of end use segments, centered in the building and construction markets. The business continues to be the leader in the conversion of solvent to water-based technologies which enables our customers to offer more environmentally friendly products including low-VOC paints, formaldehyde-free insulation and energy efficient reflective roof coatings.
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

Business	Markets	Products	End Uses

Architectural and	• Building and construction	• An array of versatile acrylic emulsion	• House paints
Functional Coatings		polymers and other technologies
	• Home improvement	• A range of additives, such as thickeners,	• Traffic paints
extenders and opacifiers
	• Paper		• Metal coatings
	• Graphic arts		• Coated papers
	• Apparel		• Printing inks
	• Home and office goods		• Non-woven fibers
	• Transportation		• Textile finishes
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

Business	Markets	Products	End Uses

Powder Coatings	• Home and office goods	• Epoxy, polyester, silicone and acrylic powder coatings	• Architectural aluminum
	• Recreation	• Lamineer — a low temperature curing coating	• Shelving
	• Lawn and garden		• Tables and chairs
	• Transportation		• Office furniture
	• Building and construction		• Cabinetry
• Machinery
• Gas grills

MONOMERS
This reportable segment produces methyl methacrylate, acrylic acid and associated esters as well as specialty monomer products. Monomers serve as the building blocks for many of our acrylic technologies in our other business segments. They are also sold externally for applications such as super absorbent polymers and acrylic sheet. Our Monomers products are sold globally, with approximately 60% of external sales in North America, 35% in Europe, 4% in Latin America and approximately 1% in Asia-Pacific.
Net Sales (in millions)
Internal and External Net Sales (in millions)

Business	Markets	Products	End Uses

Monomers	• Building and	• Methyl methacrylate	• Adhesives
	construction	• Acrylic acid	• Paints and coatings
	• Personal care	• Associated esters	• Floor polishes
	• Automotive	• Specialty monomers	• Hair sprays
	• Packaging		• Super absorbent products
• Chemicals

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
Net Sales (in millions)
Net Sales by Business Unit (in millions)
Our Electronic Materials businesses are focused on inventing new materials that make electronic devices faster, smaller, more powerful and less expensive for the consumer. We offer fully compatible, leading-edge chemistry used to make the semiconductor chips and printed circuit boards found in today’s most sophisticated electronic devices. Our products are sold globally, with approximately 58% of sales in Asia-Pacific, 28% in North America and 14% in Europe.

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
Net Sales (in millions)
Salt is produced through vacuum pan production, solar evaporation or mining. Even though the consumer salt business is best known, this segment extends well beyond table and specialty salts and includes salt used for water conditioning, ice control, food processing and chemical/industrial use. Highway ice control sales are driven by the effects of winter weather. This seasonality has balanced our total portfolio of businesses, complementing stronger sales in the spring and summer from many of our Coatings businesses.

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
Net Sales (in millions)
The Adhesives and Sealants business provides a vast array of value adding products derived from a broad range of technologies. Our products are supported with market recognized best-in-class technical support and end-use applications knowledge. Products from our Adhesives and Sealants business are sold globally, with approximately 40% in Europe, 38% in North America, 15% in Asia-Pacific and 7% in Latin America.
Packaging adhesives and coatings are sold to companies that convert films, foils and papers to make appealing flexible packages. These are used by food companies to package an array of edible products such as snacks, sauces, ready-made-meals, meats, cheeses, salads and more.
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
We also produce ready-to-use pressure sensitive adhesives, base polymers, and coatings used by our customers to manufacture consumer, specialty and industrial tapes, protective masking films, paper or film labels and decals. Our water-based acrylic technologies are well known as contributing to outstanding line speed, cost-in-use, and environmental acceptance.
Transportation adhesives are tailored to the unique needs of the automotive industry with adhesives for rubber-to-metal bonding applications such as engine mounting systems, anti-vibration components and wheel suspension assemblies. Other transportation products include structural adhesives used, for example, in laminating recreational vehicle side walls, adhesives for interior trim applications such as headliners and flocking agents for weather stripping applications.

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

Raw Materials
We use a broad range of raw materials across our operations, and the raw materials used vary widely among many of our businesses. In most cases, these raw materials are purchased from multiple sources under short-term and long-term supply contracts. For 2007, although we anticipate the supply/demand balance to be tight, we expect the supply of raw materials to be adequate to meet our demand. If the overall supply of certain raw materials becomes limited, obtaining alternative suppliers for the quantities we require could be difficult.
We purchase approximately 3.5 billion pounds annually of a variety of commodity, petrochemical-based chemicals as raw materials for our Monomers, Coatings, Performance Chemicals and Adhesives and Sealants operations. The largest consumer of these raw materials is our Monomers business which uses raw materials such as propylene (the largest single raw material purchased annually), acetone, ammonia, butanol, ethanol, and methanol to produce acrylate and methacrylate monomers. These monomers are used primarily by our Coatings, Performance Chemicals and Adhesives and Sealants businesses along with other commodity chemicals such as styrene, vinyl acetate monomer and butadiene to produce their end-use products. The Monomers business also sells these monomer products to third parties. We also purchase approximately 23 million British Thermal Units (mmbtu’s) of natural gas for use in our operations. Petroleum-based raw material prices have been volatile and can fluctuate significantly over a relatively short period of time. Raw material prices had, in 2006, and will continue to have in 2007, a material impact on our consolidated results of operations. Availability of these materials can also vary due to seasonality, supplier capacity and customer demand. We have a procurement plan for 2007 which we believe will meet our requirements.
Our Salt segment relies on rock salt and brine well reserves. Our salt reserves vary, but all salt production locations have sufficient reserves to satisfy anticipated production requirements for the foreseeable future. Salt reserves for solar evaporation facilities are generally regarded as unlimited. With respect to the Salt segment, total salt production in North America in 2006 was approximately 12 million tons.
Competition and Seasonality
We experience vigorous competition in each of our segments. Our competitors include many large, multinational chemical firms based in Europe, Asia and the United States as well as a number of regional and local competitors. In some cases, we compete against firms that produce commodity chemicals that we purchase as raw materials to make our specialty products. However, we do not believe this places us at any significant competitive disadvantage because most of our products have unique performance characteristics that are required by customers who demand a high-level of customer service and technical expertise from our sales force and scientists. Our Salt segment is most affected by weather related to our sales of highway ice-control salt. To a much lesser extent, sales in the Coatings segment that are used in the architectural coatings market are also affected by weather, particularly during the spring and summer outdoor painting seasons.
Environmental
A discussion of environmental related factors can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 26: Contingent Liabilities, Guarantees and Commitments in the accompanying Notes to Consolidated Financial Statements.
Research and Development
We believe that one of the keys to our success is product innovation. We are committed to ongoing investment in research and development as a way to differentiate our existing products, while bringing new technologies and innovative, high-value products to market. We believe that our many intellectual properties are of substantial value in the manufacturing, marketing and application of our various products. As such, we allocate a significant amount of our operating budget to research and development. Historically, we have increased our annual spend from year to year. In 2006, total spending increased to $292 million from $268 million in 2005 and $259 million in 2004 to support current growth projects. In 2007, we expect to spend approximately $300 million. Over 60% of our research and development efforts are currently focused in the Electronic Materials and Coatings segments. On a consolidated basis, we are not dependent, to a material extent, upon any one trademark, patent or license; however, certain of our businesses may be so dependent.
A list of our technical and research centers throughout the world can be found in Item 2. Properties.

Where Can You Find More Information About Rohm and Haas Company?

Corporate Office:
100 Independence Mall West
Philadelphia, Pennsylvania 19106-2399
Phone Numbers:
Main line: (215) 592-3000
Investors’ line:1-800-ROH-0466
Website: www.rohmhaas.com (intended to be an inactive textual reference only)
Copies of our corporate governance policies, charters of the Board of Directors and the Board committees and our Code of Business Conduct and Ethics can be obtained free of charge by accessing the Governance section of our website or by writing to the address listed below:
Address:
Rohm and Haas Company
Public Relations Department
100 Independence Mall West
Philadelphia, PA USA 19106-2399

Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with the U.S. Securities and Exchange Commission (SEC) can be obtained free of charge, by accessing the Investors page on our website. Hard copies may be obtained free of charge, excluding exhibits, by writing to the address listed below:
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

Item 2. Properties
We have significant operations in approximately 100 manufacturing and 33 research facilities in 27 countries. The facilities and the segment to which they relate are detailed in the tables below:

					Research and
				Manufacturing	Technical
	Country	Location	Reportable Segment	Locations	Facilities

Non-U.S.	Argentina	Zarate	(1,2,4)	X

	Australia	Geelong	(1,2,4)	X	X

	Bahamas	Inagua	(5)	X

	Brazil	Jacarei	(1,2,4)	X	X

	Canada	Iles-De-La-Madeleine	(5)	X

		Lindbergh	(5)	X

		Ojibway	(5)	X

		Pugwash	(5)	X

		Regina	(5)	X

		West Hill	(1,2,4)	X

		Windsor	(5)	X

	China	Beijing	(1,2)	X

		DongGuan	(3)	X	X

		Hong Kong	(3)	X	X

		Shanghai	(1,2,4)	X	X

	Colombia	Barranquilla	(1,2,3,4,6)	X

	France	Chauny	(4)	X

		Lauterbourg	(1,2,4)	X

		Semoy	(1,2)	X

		Valbonne	(1,2,4)		X

		Villers-Saint-Paul	(1,4)	X

	Germany	Arnsberg	(1)	X	X

		Bremen	(2)	X

		Strullendorf	(1)	X

	India	Taloja	(1,2)	X	X

	Indonesia	Cilegon	(1,2,4)	X

	Italy	Castronno	(3,4)	X

		Mozzanica	(1,2,4)	X

		Mozzate	(2)	X

		Parona	(2)	X

		Romano d’Ezzelino	(1)	X	X

	Japan	Kyoto	(3)	X

		Mie	(3)	X

		Nagoya	(1,4)	X

		Ohmiya	(3)		X

		Sasakami	(3)	X	X

		Soma	(4)	X

	Mexico	Apizaco	(1,2,4,6)	X

		Toluca	(2)	X

	Netherlands	Delfzijl	(4)	X

	New Zealand	Auckland	(1,2,4)	X

	Philippines	Las Pinas	(1,2,4)	X

	Singapore	Singapore	(1,2,3,4)	X	X

	South Africa	New Germany	(1,2,4)	X

	South Korea	Chonan	(3)	X	X

	Spain	Castellón	(1)	X	X

		Tudela	(1,2,4)	X

	Sweden	Landskrona	(1,2,4)	X

	Switzerland	Littau/Lucerne	(3)	X

		Buchs/Acima	(4)	X	X

	Taiwan	Chunan	(3)	X	X

		Min-Hsiung	(1,2,4)	X

		Taoyuan Hsien	(3)	X	X

	Thailand	Maptaphut	(1,2,4)	X

	United Kingdom	Coventry	(3)	X	X

		Dewsbury	(1,2,4)	X

		Grangemouth	(4)	X

		Jarrow	(4)	X

					Research and
				Manufacturing	Technical
	State	Location	Reportable Segment	Locations	Facilities

U.S.	Arizona	Glendale	(5)	X

		Phoenix	(3)		X

	California	Davis	(4)		X

		Hayward	(1,2,4,6)	X

		La Mirada	(1,2)	X

		Long Beach	(5)	X

		Newark	(5)	X

	Delaware	Newark	(3)	X	X

	Florida	Cape Canaveral	(5)	X

	Illinois	Kilbourn	(4)	X

		Elston Dock	(5)	X

		Elgin	(2,5)		X

		Elk Grove	(2)	X

		Kankakee	(1,2)	X

		Ringwood	(1,2)	X

	Indiana	Warsaw	(1)	X

	Kansas	Hutchinson	(5)	X

	Kentucky	Louisville	(1,2,4,6)	X

	Louisiana	Weeks Island	(4,5)	X

	Massachusetts	Marlborough	(3)	X	X

		North Andover	(3,4)	X	X

		Woburn	(4)	X	X

	Michigan	Manistee	(5)	X

	New Jersey	Perth Amboy	(5)	X

	New York	Freeport	(3)	X	X

		Silver Springs	(5)	X

	North Carolina	Charlotte	(1,2)	X	X

	Ohio	Cincinnati	(4)	X	X

		Fairport	(5)	X

		Rittman	(5)	X

		West Alexandria	(2)	X	X

	Pennsylvania	Bristol	(1,2,4,6)	X

		Philadelphia	(4)	X

		Reading	(1)	X	X

		Spring House	(1,2,4,6)		X

	Tennessee	Knoxville	(1,2,4,6)	X

	Texas	Bayport	(4,6)	X

		Deer Park	(4,6)	X	X

		Lone Star	(1,2)	X

		Grand Saline	(5)	X

	Utah	Grantsville	(5)	X

	Virginia	Blacksburg	(3)	X	X

	Washington	Elma	(4)	X

(1)	Coatings

(2)	Adhesives and Sealants

(3)	Electronic Materials

(4)	Performance Chemicals

(5)	Salt, including mines and evaporation facilities

(6)	Monomers

We consider our facilities to be well maintained and suitably equipped to meet the production requirements of each of our business segments.
Safety was a key focus, and the overall corporate safety record improved to a rate of 0.94 injuries for every 200,000 hours worked in 2006 from 0.95 injuries for every 200,000 hours worked in 2005 and 0.99 injuries for every 200,000 hours worked in 2004.
Item 3. Legal Proceedings
A discussion of legal proceedings is incorporated herein by reference to Item 7. Management’s Discussion and Analysis and Note 26 to the Consolidated Financial Statements.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange under the symbol “ROH.” On February 21, 2007, there were 8,957 registered stockholders of our common stock. Below is a summary of the New York Stock Exchange Composite high and low closing prices of Rohm and Haas Company’s stock as well as the cash dividend paid per share for each quarter of 2004, 2005 and 2006. On February 21, 2007, the last sales price of our common stock was $54.76.

Period	High	Low	Cash Dividend
2004

1st Quarter	$43.69	$37.21	$0.22
2nd Quarter	41.75	35.90	0.25
3rd Quarter	43.15	36.97	0.25
4th Quarter	45.41	40.07	0.25

2005

1st Quarter	$50.00	$41.29	$0.25
2nd Quarter	49.23	42.42	0.29
3rd Quarter	47.75	39.47	0.29
4th Quarter	49.70	39.78	0.29

2006

1st Quarter	$51.56	$49.96	$0.29
2nd Quarter	52.60	45.24	0.33
3rd Quarter	50.56	42.77	0.33
4th Quarter	53.86	46.71	0.33

The following table provides information relating to our purchases of our common stock during the quarter ended December 31, 2006:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average Price	Purchased as Part of	of Shares that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the Plans or
Period	Purchased	Share	Plans or Programs (1)	Programs (1)
October 1, 2006 - October 31, 2006	—	—	—	$462,961,817
November 1, 2006 - November 30, 2006	—	—	—	$462,961,817
December 1, 2006 - December 31, 2006	—	—	—	$462,961,817
Total	—	—	—	$462,961,817
Notes:

(1)	In December 2004, our Board of Directors authorized the repurchase of up to $1 billion of our common stock through 2008, with the timing of the purchases depending on market conditions and other priorities for cash. As of December 31, 2006, we repurchased 11.7 million shares at a cost of $537 million.

FIVE-YEAR CUMULATIVE TOTAL RETURN TO STOCKHOLDERS
Rohm and Haas, S&P 500 Composite Index, S&P 500 Chemicals Index and
S&P 500 Specialty Chemicals Index
% Return to shareholders, ‘02 to ‘06
Source: Bloomberg
The comparison above reflects the five-year cumulative total return of an investment made on December 31, 2001 in Rohm and Haas common stock, the S&P 500 Composite Index, the S&P 500 Chemicals Index and the S&P 500 Specialty Chemicals Index and the reinvestment of dividends.

Item 6. Selected Financial Data
The following sets forth selected consolidated financial data for the years presented below as derived from our historical financial statements. Also see Consolidated Results of Operations for the Years Ended December 31, 2004 through December 31, 2006 in Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information (see Item 7.).
Five-Year Summary of Selected Financial Data
(in millions, except per share, stockholders and employees)

	For the Year Ended December 31,
See notes	2006(1,5)	2005(1, 2)	2004(1,2)	2003(2,3)	2002(2,4)

Statement of Operating Information
Net sales	$8,230	$7,885	$7,186	$6,314	$5,618
Gross profit	2,474	2,366	2,091	1,879	1,754
Earnings from continuing operations before income taxes, minority interest and cumulative effect of accounting change	1,042	868	698	397	291

Earnings from continuing operations before cumulative effect of accounting change	755	616	484	275	197
Discontinued operations:
(Loss) income from discontinued line of business, net of income tax	(4)	22	12	13	13

(Loss) gain on disposal of discontinued line of business, net of income tax	(16)	(1)	1	—	(7)
Cumulative effect of accounting change, net of income taxes	—	—	—	(8)	(773)
Net earnings (loss)	$735	$637	$497	$280	$(570)

As a % of Net Sales
Gross profit	30.1%	30.0%	29.1%	29.8%	31.2%
Selling and administrative expense	12.5%	12.6%	13.4%	13.8%	14.9%
Research and development expense	3.6%	3.4%	3.6%	3.6%	4.4%

Earnings from continuing operations
Basic	$3.45	$2.78	$2.17	$1.24	$0.89
Diluted	3.41	2.75	2.16	1.24	0.89

Cash dividends per common share	1.28	1.12	0.97	0.86	0.82
Common stock price:
High	$53.86	$50.00	$45.41	$43.05	$42.60
Low	42.77	39.47	35.90	26.26	30.19
Year-end close	51.12	48.42	44.23	42.71	32.48
Weighted average number of common shares outstanding — basic	218.9	221.9	222.9	221.5	220.9

Weighted average number of common shares outstanding — diluted	221.2	223.9	224.2	222.4	221.9

Balance Sheet Data (6)
Land, buildings and equipment, gross	$8,150	$7,850	$7,940	$7,628	$7,187
Total Assets	9,553	9,695	10,095	9,511	9,605
Current portion of long-term debt	281	11	11	10	48
Other short-term borrowings	112	110	66	98	132
Long-term debt	1,688	2,074	2,563	2,473	2,878

Total Debt	2,081	2,195	2,640	2,581	3,058

Stockholders’ equity (5)	4,031	3,917	3,697	3,357	3,119

Number of registered stockholders	8,957	8,406	8,726	9,106	9,140
Number of employees	15,815	15,924	16,067	16,661	17,005
Notes:

(1)	The results of the years ended December 31, 2004, 2005 and 2006 reflect the consolidation of a joint venture as of January 1, 2004. This joint venture was previously accounted for as an equity method investment in our reported results.

(2)	The results of the years ended December 31, 2002, 2003, 2004 and 2005 have been reclassified to reflect Automotive Coatings as a discontinued operation (see Note 2 to the Consolidated Financial Statements).

(3)	In 2003, in accordance with SFAS No. 143 “Asset Retirement Obligations,” we recorded a transition charge of $11 million ($8 million after-tax) as a cumulative effect of accounting change.

(4)	As a result of our impairment testing in connection with the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets,” a charge of $830 million ($773 million after-tax) was recorded as a cumulative effect of accounting change in 2002.

(5)	As a result of the implementation of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” we recorded a $245 million charge to stockholders’ equity (see Note 9 to the Consolidated Financial Statements).

(6)	Reclassified to conform to current year presentation.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following commentary should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements for the years ended December 31, 2006, 2005 and 2004.
We are a global specialty materials company that brings technology and innovation to the market to enhance the performance of end-use consumer products made by our customers. Our products are sold primarily for use in the building and construction, electronics, packaging and paper, industrial and other, transportation, household and personal care, water and food markets. Our Salt business has one of the most recognizable brand names in the world. We operate six reportable segments: Coatings, Monomers, Performance Chemicals, Electronic Materials, Salt and Adhesives and Sealants.
2006 — A Year in Review
2006 represents another excellent year of performance for the company, resulting in record sales and earnings. The results reflect the company’s ability to operate in a dynamic world through superior execution of its business strategies. Significant items affecting the results of 2006 operations include:
•	The continued growth in our core businesses of Electronic Materials and Coatings;

•	The acceleration of growth in the emerging markets of China, India, Central and Eastern Europe, Turkey and Latin America;

•	The investment in new facilities to expand our global research, technical service and manufacturing footprint;

•	The balanced deployment of cash for investment in growth initiatives, double-digit dividend increase, stock repurchases and voluntary pension contributions; and,

•	The implementation of a strategic plan that will accelerate profitable growth and provide greater shareholder value over the next several years.
In 2006, we reported sales of $8,230 million, a 4% increase over 2005, with reported earnings from continuing operations in 2006 of $755 million, or $3.41 per share, as compared to 2005 earnings from continuing operations of $616 million or $2.75 per share, reflecting the impact of higher demand, higher pricing, and tighter cost controls.
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
➢    Litigation and Environmental Reserves
We are involved in litigation in the ordinary course of business involving employee, personal injury, property damage and environmental matters. Additionally, we are involved in environmental remediation and spend significant amounts for both company-owned and third-party locations. In accordance with GAAP, we are required to assess these matters to: 1) determine if a liability is probable; and 2) record such a liability when the financial exposure can be reasonably estimated. The determination and estimation of these liabilities are critical to the preparation of our financial statements.
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
Our most significant reserves are those that have been established for remediation and restoration costs associated with environmental issues. As of December 31, 2006, we have $141 million reserved for environmental-related costs. We conduct studies and site surveys to determine the extent of environmental contamination and necessary remediation. With the expertise of our environmental engineers and legal counsel, we determine our best estimates for remediation and restoration costs. These estimates are based on forecasts of future costs for remediation and change periodically as additional and better information becomes available. Changes to assumptions and considerations used to calculate remediation reserves could materially affect our results of operations or financial position. If we determine that the scope of remediation is broader than originally planned, discover new contamination, discover previously unknown sites or become subject to related personal injury or property damage claims, our estimates and assumptions could materially change.
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
In the determination of our current year tax provision, we have accrued for deferred income taxes on income from foreign subsidiaries which have not been reinvested abroad permanently as upon remittance to the United States such earnings are taxable. For foreign subsidiaries where earnings are permanently reinvested outside the United States, no accrual of additional United States income taxes has been provided. In addition, we operate within multiple taxing jurisdictions and are subject to audit within these jurisdictions. We record accruals for the estimated outcomes of these audits. We adjust these accruals, if necessary, upon the completion of tax audits or changes in tax law. Since significant judgment is required to assess the future tax consequences of events that have been recognized in our financial statements or tax returns, the ultimate resolution of these events could result in adjustments to our financial statements and such adjustments could be material. Therefore, we consider such estimates to be critical to the preparation of our financial statements.
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
When such events or changes occur, we estimate the future undiscounted cash flows expected to result from the assets’ use and, if applicable, the eventual disposition of the assets. The key variables that we must estimate include assumptions regarding sales volume, selling prices, raw material prices, labor and other employee benefit costs, capital additions and other economic factors. These variables require significant management judgment and include inherent uncertainties since they are forecasting future events. If such assets are considered impaired, they are written down to fair value as appropriate.
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
We employ a Weighted Average Cost of Capital (“WACC”) approach to determine our discount rate for goodwill recoverability testing. Our WACC calculation includes factors such as the risk free rate of return, cost of debt and expected equity premiums. The factors in this calculation are largely external to our company, and therefore are beyond our control. The average WACC utilized in our annual test of goodwill recoverability as of May 31, 2006, was 10.14%, which was based upon average business enterprise value. A 1% increase in the WACC will result in an approximate 12% decrease in the computed fair value of our reporting units. A 1% decrease in the WACC will result in an approximate 16% increase in the computed fair value of our reporting units. The following table summarizes the major factors that influenced the rate:

	2006	2005

Risk free rate of return	5.3%	4.5%
Cost of debt	7.0%	5.9%
Market risk premium	4.0%	4.0%
The increase in risk free rate of return and cost of debt is due to the overall increase in U.S. long-term interest rates between the dates of our annual impairment testing as of May 31, 2005 and 2006.
We believe the current assumptions and other considerations used in the above estimates are reasonable and appropriate. A material adverse change in the estimated future cash flows for this business or increases in the WACC rate could result in the fair value falling below the book value of its net assets. This could result in a material impairment charge.
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
➢    Pension and Other Employee Benefits
Certain assumptions are used to measure the plan obligations of company-sponsored defined benefit pension plans, post-retirement benefits, post-employment benefits (e.g., medical, disability) and other employee liabilities. Plan obligations and annual expense calculations are based on a number of key assumptions. These assumptions include the weighted-average discount rate at which obligations can be effectively settled, the anticipated rate of future increases in compensation levels, the expected long-term rate of return on assets, increases or trends in health care costs, and certain employee-related factors, such as turnover, retirement age and mortality.
The discount rates for our defined benefit and postretirement benefit plans are determined by projecting the plans’ expected future benefit payments as defined for the projected benefit obligation, discounting those expected payments using a zero-coupon spot yield curve derived from a universe of high-quality bonds (rated Aa or better by Moody’s Investor Services) as of the measurement date, and solving for the single equivalent discount rate that results in the same projected benefit obligation. Our calculation excludes bonds with explicit call schedules and bonds which are not frequently traded. We use independent actuaries to assist us in determining the discount rate assumption and measuring our plans’ obligations.
The expected return on plan assets is based on our estimates of long-term returns on major asset categories, such as fixed income and equity securities, and our actual allocation of pension investments among these asset classes. In determining our long-term expected rate of return, we take into account long-term historical returns, historical performance of plan assets, the expected value of active investment management, and the expected interest rate environment. We use a third-party advisor to assist us in determining our investment strategy and forming our long-term rate of return assumptions.
We believe that the current assumptions used to estimate plan obligations and annual expense are appropriate in the current economic environment. However, if economic conditions change, we may be inclined to change some of our assumptions, and the resulting change could have a material impact on the consolidated statements of operations and on the balance sheets. At each measurement date, gains and losses from actual experience differing from our assumptions and from changes in our assumptions are calculated. If this net accumulated gain or loss exceeds 10% of the greater of plan assets or liabilities, a portion of the net gain or loss is included in pension expense for the following year.

The weighted-average discount rate, the rate of compensation increase and the estimated return on plan assets used in our determination of plan obligations and pension expense are as follows:

Weighted-average
assumptions used to determine
benefit obligation for years ended
December 31,	2006		2005

	U.S.	Non-U.S.	U.S.	Non-U.S.

Discount rate	5.90%	5.09%	5.70%	4.85%
Rate of compensation increase	4.00%	3.91%	4.00%	3.91%

Weighted-average assumptions
used to determine net pension
expense for years ended
December 31,	2006		2005		2004

	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Discount rate	5.70%	4.77%	5.80%	5.49%	6.25%	5.73%
Estimated return on plan assets	8.50%	6.97%	8.50%	7.37%	8.50%	7.40%
Rate of compensation increase	4.00%	3.88%	4.00%	4.14%	4.00%	4.14%
The following illustrates the annual impact on pension expense of a 100 basis point increase or decrease from the assumptions used to determine the net cost for the year ending December 31, 2006.

					Combined
	Weighted-Average		Estimated Return on Plan		Increase/(Decrease)
	Discount Rate		Assets		Pension Expense

(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

100 basis point increase	$(28)	$(10)	$(14)	$(6)	$(42)	$(16)

100 basis point decrease	30	10	14	6	44	16
The following illustrates the annual impact on postretirement benefit expense of a 100 basis point increase or decrease from the discount rate used to determine the net cost for the year ending December 31, 2006.

	Weighted-Average Discount
	Rate

(in millions)	U.S.	Non-U.S.

100 basis point increase	$1	$(1)

100 basis point decrease	(1)	1
➢    Share-Based Compensation
We account for share-based compensation in accordance with the fair value recognition provisions of SFAS No. 123R, “Share-Based Payments.” Under the fair value recognition provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimation of the expected term of stock options, the expected volatility of our stock, expected dividends, and risk-free interest rates. If actual results differ significantly from these estimates, share-based compensation expense and our results of operations could be materially impacted.

Reportable Segments at December 31, 2006
We operate six reportable segments, as presented below. Additional information regarding the markets these segments serve can be found in Item 1. Business. Our sales and earnings by reportable operating segment and region are presented below.

	Net Sales

						Adhesives
			Performance	Electronic		and	Segment
(in millions)	Coatings	Monomers	Chemicals	Materials	Salt	Sealants	Elims.	Total

North America
2006	$1,568	$391	$698	$437	$829	$276	$—	$4,199
2005(1)	1,464	424	673	371	925	277	—	4,134
2004(1)	1,278	352	620	351	829	258	—	3,688

Europe
2006	$647	$230	$638	$226	$—	$289	$—	$2,030
2005(1)	644	221	619	206	—	298	—	1,988
2004(1)	631	163	582	220	—	297	—	1,893

Asia-Pacific
2006	$312	$7	$328	$901	$—	$111	$—	$1,659
2005(1)	291	4	304	755	—	101	—	1,455
2004(1)	261	2	308	679	—	89	—	1,339

Latin America
2006	$156	$25	$114	$—	$—	$47	$—	$342
2005(1)	135	28	94	—	—	51	—	308
2004(1)	111	26	80	—	—	49	—	266

Segment Elims.
2006	$—	$1,273	$—	$—	$—	$—	$(1,273)	$—
2005(1)	—	1,171	—	—	—	—	(1,171)	—
2004(1)	—	840	—	—	—	—	(840)	—

Total
2006	$2,683	$1,926	$1,778	$1,564	$829	$723	$(1,273)	$8,230
2005(1)	2,534	1,848	1,690	1,332	925	727	(1,171)	7,885
2004(1)	2,281	1,383	1,590	1,250	829	693	(840)	7,186

(in millions)	2006	2005(1)	2004(1)

Net Earnings from Continuing Operations
Coatings	$230	$216	$208
Monomers	201	197	95
Performance Chemicals	163	167	151
Electronic Materials	235	143	127
Salt	38	55	49
Adhesives and Sealants	55	19	37
Corporate	(167)	(181)	(183)

Total	$755	$616	$484

Note:

(1)	The results for the years ended December 31, 2005 and 2004 have been reclassified to reflect Automotive Coatings as a discontinued operation (see Note 2 to the consolidated financial statements).
On October 9, 2006, we announced plans to reorganize our business beginning in January 2007 which will result in six different reportable segments. Our Electronic Materials and Salt reportable segments remain unchanged. The new reportable segments will now include Primary Materials, Paint and Coatings Materials, Packaging and Building Materials and Performance Materials. Primary Materials will now include our existing Monomers reportable segment and the polyacrylic acid business of Consumer and Industrial Specialties. Paint and Coatings Materials will now include the architectural and industrial coatings business of our current Coatings reportable segment, as well as other coatings-related polymer lines from other parts of the Rohm and Haas portfolio. Packaging and Building Materials will now include the existing Adhesives and Sealants reportable segment, the Plastics Additives business, as well as the graphic arts, paper, leather, textile and non-woven products of today’s Architectural and Functional Coatings business.

Performance Materials will now include the ion exchange and sodium borohydride technologies of the Process Chemicals business, the biocides and personal care related segments of the Consumer and Industrial Specialties business, the AgroFresh™ business, the Powder Coatings business of our current Coatings reportable segment, and other niche technologies.
Consolidated Results of Operations for the Years Ended December 31, 2004 through December 31, 2006
Net Sales and Gross Profits
In 2006, our consolidated net sales were $8,230 million, an increase of 4% or $345 million over 2005 net sales of $7,885 million. This increase was primarily driven by higher demand and selling prices across most of our businesses, partially offset by currency. The key driver for the growth in sales was the strength of our Electronics Materials business with a full-year sales increase of 17%. In addition, other parts of our portfolio also had strong full year sales results, with Coatings up 6%, Performance Chemicals up 5%, and Monomers up 4%. On a full-year basis, Salt was down 10%, reflecting the effects of the lower ice-control sales in the first and fourth quarters of 2006 as compared to 2005. In 2005, our consolidated net sales were $7,885 million, an increase of 10% or $699 million over 2004 net sales of $7,186 million. This increase was primarily driven by higher selling prices with the impact of favorable foreign currencies offset by slightly lower demand.

	2006 from 2005	2005 from 2004
Sales Change	%	%

Selling price	2	9
Currency	(1)	1
Demand/Volume	3	(1)
Other	—	1

Total Change	4%	10%

Gross profit for 2006 was $2,474 million, an increase of 5% from $2,366 million in 2005, on higher sales. Gross profit margin in 2006 of 30.1% remained relatively constant with 2005 as selling price increases virtually offset the impact of higher raw material and energy costs.
Gross profit for 2005 was $2,366 million, an increase of 13% from $2,091 million in 2004, on higher sales. Gross profit margin increased in 2005 to 30.0% from 29.1% in 2004 due to higher selling prices necessary to offset higher raw material, operating and energy costs. Favorable currencies and product mix also helped margins.
In 2007, we anticipate raw material and natural gas prices to remain flat in comparison to the high and volatile levels seen in 2006. To mitigate the impact of high and volatile raw material and energy costs, we have increased selling prices, and we are exercising control over discretionary spending, and utilizing swap, option and collar contracts. For further information regarding the impact of raw materials on our businesses, please see “Raw Materials” on page 15.
Selling and Administrative Expense
In 2006, selling and administrative expenses increased $31 million or 3% to $1,026 million from $995 million in 2005. The increase largely reflects increased spending to support marketing and growth initiatives as well as the establishment of a European Headquarters structure in Lausanne, Switzerland, which will be opening in mid-2007. In addition, effective September 29, 2006, our vacation policy changed for certain U.S. employees. This change resulted in a $16 million decrease of which $7 million, $6 million and $3 million related to selling and administrative expenses, costs of goods sold, and research and development expenses, respectively for the year ended December 31, 2006.
In 2005, selling and administrative expenses increased $29 million or 3% to $995 million from $966 million in 2004 primarily due to higher employee-related costs, including a $21 million pre-tax adjustment to stock-based compensation for retirement eligible employees where our plans provide for immediate vesting upon retirement, increased pension expense, normal salary increases and incentive compensation, and increasing health care costs. These increases were partially offset by the favorable impact of recent cost savings initiatives as well as a reduction in costs related to the 2004 implementation of the Sarbanes-Oxley Act of 2002 of approximately $5 million.

We believe that our cost savings initiatives will continue to reduce certain administrative costs as we improve efficiencies. However, we anticipate overall higher employee-related costs in 2007 as a result of normal salary increases; the increasing rate of health care costs; and increased share-based compensation expense for restricted stock grants, primarily as a result of the increased amortization due to our adoption of SFAS No. 123 in 2003 and the start of restricted stock grants to middle management in 2003. These increases will only partially be offset by lower pension costs, resulting from higher returns on plan assets, higher discount rates, and our 2005 and 2006 contributions.
Research and Development Expense
We spent $292 million on research and development in 2006, representing a 9% increase from $268 million in 2005. In 2005, we spent $268 million in research and development, a 4% increase from $259 million in 2004. The increases reflect higher employee-related costs as well as new growth initiatives in the Electronic Materials, Performance Chemicals and Coatings businesses.
Interest Expense
Interest expense for 2006 was $94 million, representing a 20% decrease from $117 million in 2005 and a 29% decrease from $133 million in 2004. The primary reason for the decrease was due to lower levels of debt and a lower overall effective interest rate. During 2006, we retired the remaining $100 million of our 7.40% notes due in 2009 and 8.25 billion of Japanese Yen denominated variable rate notes (approximately $70 million at September 30, 2006). During 2005, we retired $400 million in U.S. notes and exchanged 240 million Euro (approximately $284 million at December 31, 2005) in Euro-denominated notes for a more favorable effective interest rate and an extended term.
Amortization of Finite-lived Intangible Assets
Amortization of intangible assets for 2006 was $56 million, virtually unchanged from the $55 million in 2005. In 2005, we recorded amortization for intangible assets of $55 million, a decrease of 5% from $58 million in 2004. The decrease is due to a lower asset base as compared to prior years, resulting primarily from the 2005 impairments of certain finite-lived intangible assets.
Share of Affiliate Earnings, net
In 2006, we recorded affiliate net earnings of $10 million, an 11% increase from $9 million in 2005. The increase was due to increased earnings from an equity affiliate in our Electronic Materials Segment.
In 2005, we recorded affiliate net earnings of $9 million, a 50% increase from $6 million in 2004. The increase was primarily due to increased earnings from an equity affiliate in our Electronic Materials segment offset by decreased earnings from affiliates in the Adhesives and Sealants segment.
Restructuring and Asset Impairments
Severance and Employee Benefits
For the year ended December 31, 2006, we recorded approximately $26 million of expense for severance and associated employee benefits associated with the elimination of 329 positions, primarily in our Coatings and Salt segments, concentrated in North America, and several North American support services functions. Our management approved restructuring initiatives to implement organizational alignments to support our Vision 2010 strategy and to further improve the efficiency of our manufacturing network. The organizational alignments include a more streamlined business structure, and deployment of resources to higher growth markets. The restructuring charge also includes ongoing efficiency initiatives in North American Chemical and Salt businesses. The staffing reductions relate to several of our manufacturing operations and are a direct result of changes in the execution of existing processes and productivity improvements, while support services staffing reductions are made possible as we continue to capitalize on the enhancements achieved through the implementation of our Enterprise Resource Planning system. This charge was offset by $1 million of favorable adjustments to adequately reflect changes in estimates of remaining obligations related to severance payments within our global Graphic Arts business initiative announced in the first quarter of 2006. Offsetting the net 2006 charge were favorable adjustments of $2 million related to severance and employee benefits due to fewer employee separations than originally anticipated offset by $2 million for lease contract obligations related to our 2005 initiatives. The 2006 restructuring initiatives are expected to yield pre-tax savings of $33 million.
For the year ended December 31, 2005, our management approved restructuring initiatives to further improve the efficiency of our manufacturing network and support organization across several of our business segments. The 2005 restructuring initiatives involve the closing or partial shutdown of manufacturing facilities in North America, the United

Kingdom and Germany, in addition to a North American research and development facility. Included in the net $19 million restructuring expense for 2005 are provisions for severance and employee benefits of $36 million for 590 employees company-wide, impacting virtually all areas including sales and marketing, manufacturing, administrative support and research personnel. Included in the 2005 restructuring charge were provisions for contract and lease terminations totaling $1 million. Offsetting the 2005 charge were favorable adjustments of $17 million to reduce prior years’ restructuring reserves, primarily related to severance and employee benefits due to fewer employee separations than originally anticipated as some employees were re-deployed and others filled positions left vacant through natural attrition. The 2005 cost savings initiatives are expected to yield pre-tax savings of approximately $35 million annually.
For the year ended December 31, 2004, our management approved restructuring initiatives related to the reorganization of our Plastics Additives and Architectural and Functional Coatings businesses and Adhesives and Sealants and Electronic Materials segments in North America and Europe, which resulted in $33 million of new restructuring charges and affected 500 positions in total. Offsetting the 2004 charge were favorable adjustments of $15 million to reduce prior year restructuring reserves. Included in the 2004 restructuring charge were provisions for contract and lease terminations totaling $1 million. The 2004 restructuring initiatives are expected to result in annual savings of approximately $71 million.
Asset Impairments
For the year ended December 31, 2006, we recognized approximately $3 million of fixed asset impairment charges associated with the restructuring of our global Graphic Arts business within our Coatings segment. This charge was offset by $1 million for sales of previously impaired assets.
For the year ended December 31, 2005, $81 million of asset impairment charges were recognized for the impairment of certain finite-lived intangible and fixed assets across several of our chemical businesses and our Electronic Materials segment. Gains on sales of previously impaired assets offset the total asset impairment charge by $2 million. Of the total impairment charge, $50 million pertained to the impairment of fixed assets, while $31 million was an impairment charge recorded for certain finite-lived intangible assets to adjust their carrying value to their fair value.
For the year ended December 31, 2004, we recorded asset impairment charges of $2 million, which were primarily related to an administrative functions initiative.
Other Income, net
In 2006, net other income increased to $53 million from $43 million in 2005. The increase is primarily attributable to an increase in interest income of $10 million partially offset by an increase in currency losses of $8 million.
In 2005, net other income increased to $43 million from $35 million in 2004. The increase is primarily attributable to an increase of $11 million from lower currency losses, and $8 million of higher interest income. These increases were offset by a $7 million reduction in gains on disposal of real estate.
Year over year increase in interest income is due to higher short-term interest rates and increased average investments in money market funds.
Income Taxes
We recorded a provision for income tax expense of $274 million for the year ended December 31, 2006 reflecting an effective tax rate from continuing operations before minority interest of 26.3% compared to the 27.9% effective rate for earnings in 2005. In 2004, our effective tax rate was 29.1%.
Benefits of the favorable resolution of tax contingencies, refund claims and tax law changes reduced 2006 tax expense by $17 million. During the second quarter of 2005, we recorded net tax reserve and valuation allowance reversals of $28 million resulting from the favorable resolution of prior period tax contingencies due to the completion of prior years’ tax audits. In addition, we recorded changes in valuation allowances and increases in tax reserves for other contingencies. The decreases in the effective tax rates year over year were primarily due to the impact of the changes described above as well as lower taxes on foreign earnings resulting from the increase in foreign tax credits and the permanent reinvestment of certain entities outside the U.S. of foreign earnings, for which no U.S. tax has been provided.

Results of Operations for the Years Ended December 31, 2004 through December 31, 2006
— By Business Segment
COATINGS
In 2006, net sales from our Coatings segment were $2,683 million, an increase of 6%, or $149 million, from net sales of $2,534 million in 2005. The sales increase was driven by higher selling prices and broad-based growth, with continued penetration of emerging markets. Sales from Architectural and Functional Coatings, which account for the majority of total Coatings sales, increased 6% over the prior year, reflecting higher selling prices and demand growth in all regions, led by growth in the emerging markets of China, India, Turkey, Eastern Europe, Southeast Asia and Latin America. Growth was strongest in the decorative coatings markets where we see strong acceptance of our differentiated low-VOC emulsion products for paint applications. Sales for Powder Coatings were up 3% from 2005, reflecting selling price increases and improved mix partially offset by lower demand, especially in Europe.
Earnings from continuing operations were $230 million in 2006 versus prior year earnings of $216 million. 2006 earnings include $9 million, after-tax, in restructuring and asset impairment charges, compared to $12 million, after-tax, in restructuring and asset impairment charges in the prior year period. The 2005 charges related primarily to the Powder Coatings business. Higher selling prices and favorable currencies in 2006 more than offset increases in raw material and operating costs, along with increases in selling and research costs to drive growth initiatives.
In 2005, net sales from our Coatings segment were $2,534 million, an increase of 11%, or $253 million, from net sales of $2,281 million in 2004. The sales improvement was primarily driven by higher selling prices, with the favorable impact of currencies offset by lower demand. Sales from Architectural and Functional Coatings, which account for approximately 88% of total Coatings sales, increased 14% over the prior year, driven primarily by higher selling prices, a more favorable product mix, and favorable currencies, on flat demand. Strength in the North American decorative coatings market was offset by weakness in the European markets along with share losses globally in paper and graphic arts. Powder Coatings sales decreased 6%, primarily due to lower demand in Europe, the result of softness in the marketplace and share loss. Demand for Powder Coatings in North America was down from the prior period reflecting the ongoing move of downstream customers to the Asia Pacific region. This lower demand was only partially offset by improved pricing, the favorable impact of currency, and modest growth in Asia.
Earnings from continuing operations were $216 million in 2005 versus prior year earnings of $208 million. 2005 results include $12 million, after-tax, in restructuring and asset impairment charges, primarily in the Powder Coatings business, compared to $1 million, after-tax, in restructuring charges in the prior year period. Higher selling prices, a more favorable product mix, and the favorable impact of currencies were substantially offset by higher raw material, manufacturing and energy costs, higher selling, administrative and research costs, and lower demand, as well as restructuring charges in the Powder Coatings business.
The results of the Automotive Coatings business, which were previously reported in the Coatings segment, are now shown as a discontinued operation. More information is provided in Note 2: Acquisitions and Dispositions of Assets.
MONOMERS

	Year Ended December 31,

(in millions)	2006	2005	2004

Total Sales	$1,926	$1,848	$1,383
Elimination of Inter-segment Sales	(1,273)	(1,171)	(840)

Third Party Sales	$653	$677	$543

In 2006, net sales for Monomers were $1,926 million, an increase of $78 million, or 4%, from prior year net sales of $1,848 million. Net sales for Monomers include sales to our internal downstream monomer-consuming businesses, primarily Architectural and Functional Coatings, Adhesives and Sealants, and Performance Chemicals, along with sales to third party customers. Sales to external customers decreased 4% to $653 million in 2006 from $677 million in the prior period, primarily due to lower volumes and lower selling prices. Sales to downstream Rohm and Haas specialty businesses were 9% higher due primarily to higher selling prices and slightly higher volumes.
Earnings from continuing operations of $201 million in 2006 increased from $197 million in 2005. The benefits of slightly higher volumes and improved plant operations more than offset the negative impact of lower selling prices to third party customers. 2005 results included $27 million, after-tax, for expenses associated with unplanned plant outages at our Deer Park facility. Approximately 66% of 2006 Monomers earnings were generated on sales to our downstream businesses, as compared to 63% in 2005.
In 2005, net sales for Monomers were $1,848 million, an increase of $465 million, or 34%, from prior year net sales of $1,383 million. Sales to external customers increased 25% to $677 million in 2005 from $543 million in the prior period. The increase in sales can be attributed primarily to increased pricing implemented to offset the dramatic increase in raw material and energy costs, as well as the favorable impact of currencies.
Earnings from continuing operations of $197 million in 2005 increased from $95 million in 2004. Increased selling prices more than offset higher raw material, energy and plant operating costs, including $27 million, after-tax, for costs related to unexpected outages at our Deer Park, TX facility in the second and third quarters of 2005. These outages included the precautionary safety shutdown in anticipation of Hurricane Rita.
We anticipate that global monomer supply will increase again during 2007 as a result of new production facilities that have come on line. We expect the supply dynamics to continue to create downward pressure on Monomers pricing and margins in the upcoming year.
PERFORMANCE CHEMICALS
In 2006, net sales from Performance Chemicals of $1,778 million were up 5%, or $88 million, from prior year sales of $1,690 million, primarily due to increased demand and higher selling prices, partially offset by unfavorable currencies. Sales in Plastics Additives increased 5% from the prior period, driven by higher pricing in all regions and stronger demand in emerging markets, partially offset by the unfavorable effect of currencies. Demand was strong in the emerging markets of central and Eastern Europe and Asia-Pacific, but was weaker in North America, reflecting the slowdown in housing and construction. Net sales in Consumer and Industrial Specialties increased 2%, due to stronger demand and modestly higher selling prices, partially offset by the unfavorable impact of currencies. The strength in demand reflects improved sales in specialty products and biocides. Sales in Process Chemicals increased 5%, reflecting stronger demand across all businesses and regions, as well as higher selling prices, partially offset by unfavorable currencies.
Earnings from continuing operations of $163 million in 2006 were down from $167 million in 2005. 2006 earnings include $1 million, after-tax, in restructuring charges while the comparable charges in 2005 were $2 million, after-tax. Higher selling prices and favorable operating costs were more than offset by higher raw material costs, along with increased selling, administrative and research spending to support growth initiatives.
In 2005, net sales from Performance Chemicals of $1,690 million were up 6%, or $100 million, from prior year sales of $1,590 million, primarily due to increased selling prices and the favorable impact of currencies, partially offset by lower demand. Sales in Plastics Additives increased 8% from the prior period, driven by higher pricing in all regions and the favorable effect of currencies, partially offset by lower demand. Demand was down due to sluggish overall market conditions in Europe, the flat to declining polyvinyl chloride industry both in North America and Europe, as well as some share loss in lower margin products in Eastern Europe and Asia as the business adjusted its portfolio of offerings. Net sales in Consumer and Industrial Specialties increased 6%, reflecting higher selling prices and the favorable impact of currencies on lower demand. The lower demand is largely the result of portfolio adjustments affecting certain product lines, along with some share loss due to price increases. Sales in Process Chemicals increased 3%, due to higher selling prices and a modest increase in overall demand. Continued strong demand for ion exchange resins in the industrial and water markets and increased demand for sodium borohydride in synthesis applications contributed to the volume growth.

Earnings from continuing operations of $167 million in 2005 were up from $151 million in 2004. Higher selling prices and the favorable impact of currencies were partially offset by higher raw material, energy and operating costs, along with increased selling, administrative and research spending.
ELECTRONIC MATERIALS
Net sales in 2006 for the Electronic Materials business reached $1,564 million, up 17%, or $232 million, versus net sales of $1,332 million in 2005. Demand was strong across all businesses, especially in Asia-Pacific and North America. Sales in advanced technology product lines were up 24% versus the prior year. Sales for Semiconductor Technologies grew 19% in 2006, reflecting continued strength in sales of CMP pads and slurries in all regions along with strong sales of our advanced photoresists and related products both in Asia-Pacific and North America. The Circuit Board Technologies business grew 8% overall in 2006, mainly driven by strength in the Asia-Pacific region. Packaging and Finishing Technologies sales growth of 22% was driven by both Asia-Pacific and North America, with precious metal pass-through sales up significantly due to higher raw material prices. Process sales grew 4% year over year.
Full year earnings of $235 million were up significantly from the $143 million earned in 2005, reflecting increased sales of advanced technology products and continued discipline in cost management. 2006 earnings include a $1 million, after-tax, gain from the reversal of restructuring reserves; 2005 earnings included $20 million, after-tax, for restructuring charges.
In 2005, net sales from Electronic Materials of $1,332 million increased 7%, or $82 million, compared to prior year sales of $1,250 million. The increase reflects improved demand in the semiconductor and related industries, especially in the third and fourth quarters, partially offset by normal price declines in our older product lines. Sales of advanced technology products, such as deep ultra-violet photoresists, anti-reflective coatings and chemical mechanical planarization pads and slurries, increased 12% from the prior year. Sales in Circuit Board Technologies were flat versus the prior period, as continued growth in Asia-Pacific was offset by weaker market conditions in North America and Europe. Sales from Semiconductor Technologies were up 6% compared to 2004 driven by strong demand in Asia-Pacific, partially offset by modest softness in North America and Europe. Sales of CMP pads and slurries have been especially strong in this segment, with the highest growth in Asia-Pacific. Sales from Packaging and Finishing Technologies increased 16% from 2004 on growth in all regions, with precious metal pass-through sales up significantly versus 2004. Process sales grew 2% year over year.
Earnings of $143 million in 2005 increased by 13% compared to $127 million in 2004, primarily due to increased demand for advanced technology products and continued discipline in cost management throughout the business. 2005 earnings include restructuring and asset impairment charges of $20 million, after-tax, compared to $2 million in restructuring charges in 2004, primarily related to the closure of a North American research and development facility in order to be closer to its customer base.
SALT
For the year 2006, net sales from Salt were $829 million, a decrease of 10% versus prior period net sales of $925 million. The decrease reflects a significant drop in ice control volumes in both the first and fourth quarters of 2006 as a result of mild weather conditions, which significantly lowered demand for highway de-icing salt. Higher selling prices, favorable mix, and a favorable currency impact only partially offset the decline in ice control volume.
Earnings for 2006 of $38 million, which include $4 million, after-tax, in restructuring charges, have decreased by $17 million compared to earnings of $55 million in 2005. Earnings were largely impacted by the unseasonably mild weather and the resulting reduction in ice control volumes. Increases in distribution, production and material costs during 2006 were partially offset by the impact of improved selling prices and favorable mix.
In 2005, net sales for Salt were $925 million, an increase of 12%, or $96 million, over prior year net sales of $829 million. The increase was driven primarily by higher demand in ice control markets due to favorable winter weather in the first and fourth quarters, along with increased selling prices and the positive impact of currency.

Earnings from continuing operations in 2005 were $55 million, an increase of $6 million compared to the $49 million earned in 2004. The favorable impact of ice control volume gains and improved pricing more than offset higher production, distribution and energy costs, as well as the $1 million, after-tax, negative impact of Hurricane Rita.
ADHESIVES AND SEALANTS
In 2006, net sales for Adhesives and Sealants were $723 million, a decrease of 1%, or $4 million, from net sales of $727 million in 2005. The decrease reflects the impacts of lower demand and slightly unfavorable currencies partially offset by higher pricing. The overall lower demand reflects prior portfolio adjustments and slowing market growth in North America as the year progressed, along with lower demand for some acrylic products that benefited from a tight monomer supply environment in the prior year.
Earnings of $55 million, which include $1 million, after-tax, in restructuring charges, were up $36 million versus earnings of $19 million in 2005. The 2005 results included a charge of $35 million, after-tax, related to the impairment of the synthetic leather business and reserves for a plant closure in Europe. Excluding the impairment charges for both periods, earnings increased by $2 million, reflecting the impact of a one-time legal settlement, higher selling prices and lower selling and administrative costs, partially offset by higher raw material and operating costs along with lower demand.
In 2005, net sales for Adhesives and Sealants were $727 million, an increase of 5%, or $34 million, from net sales of $693 million in 2004. The increase reflects the impacts of higher pricing and favorable currencies, partially offset by lower demand. The overall lower demand was largely the result of planned portfolio adjustments as we shed low margin business earlier in 2005, along with the impact of our current pricing strategy.
Earnings of $19 million in 2005 decreased by $18 million versus the $37 million earned in 2004. The earnings decline is largely the result of $19 million, after-tax, in non-cash asset impairment charges recorded in the second and third quarters of 2005 as well as $16 million, after-tax, in charges in the fourth quarter related to realignment of manufacturing operations in Europe. These charges tempered the business’ ongoing improvements in operating performance resulting from pricing to recover raw material and energy cost increases, effective portfolio adjustments, as well as a more efficient cost structure.
CORPORATE
For the year ended December 31, 2006, corporate after-tax expenses were $167 million, down from $181 million in 2005. The change was primarily driven by lower interest expense, the absence of prior year charges for a loss on the early extinguishment of debt, an adjustment for share-based compensation, lower environmental remediation charges, and higher interest income, partially offset by higher restructuring and shared service expenses, and the absence of favorable tax reserve and valuation allowance adjustments recognized in 2005.
For the year ended December 31, 2005, corporate after-tax expenses were $181 million, consistent with $183 million in 2004. The change was primarily driven by an adjustment to tax reserves and tax valuation allowances in conjunction with tax audit settlements, reduced restructuring and shared service expenses, higher interest income, and lower interest expense, all of which more than offset the costs associated with the early extinguishment of debt, an adjustment to share-based compensation, higher environmental remediation charges, the absence of gains on the sale of the remaining interest in our European salt business, and lower insurance recoveries.

LIQUIDITY AND CAPITAL RESOURCES
Overview
One of our key financial policies is to maintain a strong balance sheet with debt levels well-covered by our cash flows. As of December 31, 2006, our company’s debt ratio (total debt in proportion to total debt plus stockholders’ equity) was 34%, down from 36% as of December 31, 2005, and 2006 cash provided by operating activities exceeded 40% of our year-end debt (cash from operating activities in proportion to total debt). Over the next several years, we expect to pursue growth strategies and provide cash returns to our stockholders without unduly stressing these ratios. We intend to employ a balanced approach to cash deployment that will enhance stockholder value through:
•	Reinvesting in core businesses to drive profitable growth through our capital expenditure program;

•	Investing in new platforms that address the growing needs in health, water, energy, and other areas in the developed and developing worlds;

•	Supplementing our organic growth with highly selective bolt-on acquisitions which bring a growth platform technology or geographic supplement to our core businesses;

•	Continuing to pay higher cash dividends to our stockholders (Dividend payouts have increased at an average of 10.5% compound annual growth rate since 1978); and

•	Repurchasing shares to improve overall returns to our stockholders.
In the year ended December 31, 2006, our primary source of cash was from operating activities. Our principal uses of cash were reduction of debt, capital expenditures, dividends and stock repurchases. These are summarized in the table below:

	Year Ended
	December 31,
(in millions)	2006	2005

Cash provided by operating activities	$840	$947
Net long-term debt (reduction)	(159)	(341)
Capital expenditures	(404)	(333)
Dividends	(283)	(250)
Stock repurchases	(264)	(273)
Stock option exercise proceeds	74	82
Our cash flow statement includes the combined results of our continued and discontinued operation for all periods presented.
Cash Provided by Operating Activities
For the year ended December 31, 2006, cash provided by operating activities of $840 million was lower than the $947 million provided for the year ended December 31, 2005. Increased net earnings were offset by an increase in year-end inventory balances and federal and foreign income tax payments. The three key drivers to the inventory increase were a decrease in sales of salt driven by lower demand for ice control salt due to the unreasonably warm weather, an increase in purchases of chemicals by our monomer and polymer businesses to take advantage of favorable propylene prices, coupled with a pronounced slow down in sales in the last 10 days of December across many of our businesses. The increase in federal and foreign income tax payments was due to the increase in pre-tax income from continuing operations, tax payments related to the disposal of the Automotive Coatings business and a reduction in deferred tax expense.
Approximately 56% of 2006 cash provided by operating activities was generated during the second half of the year. This is typical of our seasonality with cash from operating activities concentrated in the third and fourth quarters due to working capital patterns in some of our core businesses, such as Coatings and Salt, as well as the timing of certain annual payments such as employee bonuses, interest on debt and property taxes, which have been concentrated in the first half of the year. Maintaining strong operating cash flow through earnings and working capital management continues to be an important objective.

Pension Plan and Postretirement Benefit Plan Funding and Liability
Our U.S. ERISA-qualified pension plans represent approximately 73% of our pension plan assets. During 2006, we increased the funding of our U.S. pension and other postretirement employee benefit plans on a tax-deductible basis by voluntarily contributing $149 million to our U.S. pension trust in November 2006. Of this total, $137 million was designated to fund pension benefits and the remaining $12 million to fund retiree health care. We also increased funding of our smaller international pension trusts. Total funding for international plans was approximately $57 million in 2006, over half of which was used to fund shortfalls in our Canadian pension trust. In 2006, we contributed a total of approximately $257 million to our qualified and non-qualified pension plans as well as our postretirement healthcare plans.
We are not required to and therefore do not expect to make contributions to our U.S. pension trust during 2007. We do expect to contribute $79 million to fund both non-U.S. pension and other postretirement plans. Funding requirements for subsequent years are uncertain and will significantly depend on changes in assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plans, and any legislative or regulatory changes affecting plan funding requirements. The company may increase, accelerate, decrease or delay contributions to the plans to the extent permitted by law.
The overall funded status of the pension plans improved significantly during 2006 as the U.S. plans moved from an unfunded status of $163 to a surplus of $104 million. The improvement in our U.S. funded level is due to the positive impact of a higher discount rate on projected benefit obligation, coupled with growth in asset base due to higher investment returns and the $137 million contribution made in November 2006.
The unfunded status of the non-U.S. plans decreased from $154 million to $78 million. This improvement in our Non U.S. funded level was primarily attributable to the impact of a higher discount rate on the plans’ projected benefit obligation and higher plan asset values due to increased employer contributions.
Qualified pension expense remained consistent at $85 million for 2005 and 2006, despite the favorable effect of growth in asset levels, as the higher amortization of plan losses attributable to unrecognized losses in 2005 offset these asset driven gains. The unrecognized gain for 2006 will reduce the unrecognized loss being amortized over the average expected future working lifetime of active participants. As of December 31, 2006, the average expected future working lifetime of active plan participants varies by plan and ranged from 6 to 22 years. Actual results for 2007 will depend on the 2007 actuarial valuation of the plan.
Capital Expenditures
We manage our capital expenditures to take advantage of growth and productivity improvement opportunities as well as to fund ongoing environmental protection and plant infrastructure requirements. We have a well defined review procedure for the authorization of capital projects. Capital expenditures in 2006 were higher than prior year expenditures due to several large projects, including projects in the emerging markets, primarily China and Taiwan. Significant capital additions include:
➢	2006
(1)	Completion of the new research and development center in Shanghai, China;

(2)	Opening of the new CMP Research and Manufacturing Center in Taiwan;

(3)	A project in our Louisville, Kentucky Plant to meet new environmental requirements;

(4)	Expansions in our Qingpu, China and Weeks Island, Louisiana Plants to increase capacity;

(5)	Construction of new manufacturing facilities in Queratero, Mexico and Chennai, India. Both facilities will be completed in 2007.
➢	2005
(1)	Construction of a new research and development center in Shanghai, China which was completed in 2006;

(2)	Capacity initiatives within the North American emulsion manufacturing locations;

(3)	Process control systems at our Knoxville, Tennessee facility; and

(4)	Volatile organic compound reduction and quality/capacity improvements at our Chauny, France facility.

➢ 2004
(1) Process control systems at our Knoxville, Tennessee and Lauterbourg, France plants;
(2) Security systems in many of our North American Region plants;
(3) Powder Coatings facility in China; and
(4) Purchase of bulk shipping terminal assets at our Bristol, Pennsylvania and La Mirada, California sites.
Expenditures for the past three years, categorized by primary purpose of project, are presented below:

(in millions)	2006	2005	2004

Cost savings and infrastructure	$263	$248	$211
Capacity additions and new products	65	61	59
ERP infrastructure	—	—	26
Research facilities and equipment	65	15	16
Capitalized interest cost	11	9	10

Total	$404	$333	$322

Spending for environmental protection equipment included in several of the categories in the table shown above, was $63 million in 2006, $42 million in 2005 and $26 million in 2004. Projected capital expenditures in 2007 of approximately $450 million are expected to be in line with depreciation expense.
Dividends
Common stock dividends have been paid each year since 1927. The payout has increased at an average of 10.5% compound annual growth rate since 1978.

	Dividend Paid	Amount
Year	(Per common share)	(In millions)
2004	$0.97	$217
2005	1.12	250
2006	1.28	283
Share Repurchase Program
In December 2004, our Board of Directors authorized the repurchase of up to $1 billion of our common stock through 2008, with the timing of the purchases depending on market conditions and other priorities for cash. During 2006, we used $264 million of available cash to repurchase 5.7 million of our outstanding shares. As of December 31, 2006, we had repurchased $537 million of our stock or 11.7 million shares under the current authorization.

Liquidity and Debt
As of December 31, 2006, we had $596 million in cash, including restricted cash, and $2,081 million in debt compared with $570 million and $2,195 million, respectively, at December 31, 2005. A summary of our cash and debt balances is provided below:

	December 31,	December 31,
(in millions)	2006	2005

Short-term obligations	$393	$121
Long-term debt	1,688	2,074

Total debt	$2,081	$2,195

Cash and cash equivalents	$593	$566
Restricted cash	3	4

Total	$596	$570

Debt
During 2006, we completed the early retirement of the remaining $100 million of 7.4% notes scheduled to mature on July 15, 2009. The retirement, which was completed in three stages beginning in March 2005, resulted in a loss of $17 million in 2005 and an immaterial gain in 2006. In September of 2006, we retired 8.25 billion of Yen-denominated variable rate notes (approximately $70 million).
At December 31, 2006, we had no commercial paper outstanding. Our short-term debt is primarily composed of local bank borrowings and the current portion of long-term debt for our 6.0% Euro-denominated notes due in March 2007. During 2006, our primary source of short-term liquidity has been cash from operating activities. We expect this to continue with commercial paper and bank borrowings needed to support local working capital needs from time to time. In December 2006, we extended the term of our $500 million revolving credit facility with a syndicated group of banks. This facility is committed until December 2011 and is not contingent upon our credit rating. As of December 31, 2006, we have not drawn down any funds against this facility.
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
During the year ended December 31, 2006, $23 million net cash was expended and $2 million in losses were realized from derivative instruments. As of December 31, 2006, the fair market value of all derivative contracts was a net $10 million after-tax liability compared with a net $23 million after-tax asset at December 31, 2005.
See Notes 1 and 5 to our Consolidated Financial Statements.

Contractual Obligations
The following table provides contractual obligations and commitments for future payments:

(in millions)	Payments due by period
Contractual obligations	Total	Within 1 year	2-3 years	4-5 years	Over 5 years

Long-term debt, including current portion	$1,945	$281	$44	$23	$1,597
Interest on long-term debt	1,925	105	182	180	1,458
Operating leases	174	62	72	40	—
Purchase obligations (1,2)	3,031	1,338	1,252	269	172
Pension and other employee benefit funding (3)	625	79	159	157	230
ESOP Loan Guarantees	146	6	13	16	111
Interest on ESOP Loan Guarantees	118	14	27	24	53

Total contractual cash obligations(4)	$7,964	$1,885	$1,749	$709	$3,621
Notes:

(1)	For our requirements contracts, we have assumed that our existing business segments will require materials and services generally consistent with prior years. The amount of the obligation is based upon either projected requirements or historical spend. Our purchase obligations include raw materials, indirect materials, traffic and logistics, utilities and energy, information technology and communications contracts.

(2)	These obligations include evergreen contracts that renew automatically until specifically cancelled by either party. We have assumed that our evergreen contracts will continue through 2007.

(3)	Forecasting qualified pension plan contributions requires the usage of certain assumptions such as interest rates used to calculate plan liabilities, demographic assumptions used to determine changes in participation, and rates of return on assets; therefore, we feel it is appropriate to only forecast out 5 years due to the uncertainties of the future assumptions. The non-qualified plan and other employee benefits reflect expected future benefit payments, which are forecasted out through 2016. See Note 9 to our Consolidated Financial Statements.

(4)	In December 2004, our Board of Directors authorized the repurchase of up to $1 billion of our common stock through 2008, with the timing of the purchases depending on market conditions and other priorities for cash. As of December 31, 2006, we had repurchased $537 million of our stock or 11.7 million shares under the current authorization.
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

Accruals
We have provided for costs to remediate former manufacturing and waste disposal sites, including Superfund sites, as well as our company facilities. We consider a broad range of information when we determine the amount necessary for remediation accruals, including available facts about the waste site, existing and proposed remediation technology and the range of costs of applying those technologies, prior experience, government proposals for these or similar sites, the liability of other parties, the ability of other Potentially Responsible Parties (“PRPs”) to pay costs apportioned to them and current laws and regulations. Reserves for environmental remediation that we believe to be probable and estimable are recorded appropriately as current and long-term liabilities in the Consolidated Balance Sheets. We assess the accruals quarterly and update them as additional technical and legal information becomes available. However, at certain sites, we are unable, due to a variety of factors, to assess and quantify the ultimate extent of our responsibility for study and remediation costs. The amounts charged to pre-tax earnings for environmental remediation and related charges are included in cost of goods sold and are presented below:

(in millions)	Balance

December 31, 2004	$137
Amounts charged to earnings	38
Spending	(28)

December 31, 2005	$147
Amounts charged to earnings	25
Spending	(31)

December 31, 2006	$141

Wood-Ridge/Berry’s Creek
The Wood-Ridge, New Jersey site (“Site”), and Berry’s Creek, which runs past this Site, are areas of environmental significance to the Company. The Site is the location of a former mercury processing plant acquired many years ago by a company later acquired by Morton International, Inc. (“Morton”). Morton and Velsicol Chemical Corporation (“Velsicol”) have been held jointly and severally liable for the cost of remediation of the Site. The New Jersey Department of Environmental Protection issued the Record of Decision documenting the clean-up requirements for the manufacturing site in October 2006. The Company has submitted a work plan to implement the remediation, and will enter into an agreement or order to perform the work in early 2007. Our exposure at the Site will depend on clean-up costs and on the results of efforts to obtain contributions from others. Velsicol’s liabilities for Site response costs will be addressed through a bankruptcy trust fund established under a court-approved settlement with Velsicol, and other parties, including the government.
With regard to Berry’s Creek, and the surrounding wetlands, the EPA has issued letters to over 150 PRPs for performance of a broad scope investigation of risks posed by contamination in Berry’s Creek. Performance of this study is expected to take at least six years to complete. The PRPs are in the process of forming a representative group to negotiate with the EPA. Today, there is much uncertainty as to what will be required to address Berry’s Creek, but investigation and cleanup costs, as well as potential resource damage assessments, could be very high and our share of these costs could possibly be material to the results of our operations, cash flows and consolidated financial position.
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
Capital spending for new environmental protection equipment was $63 million, $42 million and $26 million in 2006, 2005 and 2004, respectively. Spending for 2007 and 2008 is expected to approximate $65 million and $33 million, respectively. Capital expenditures in this category include projects whose primary purposes are pollution control and safety, as well as environmental projects intended primarily to improve operations or increase plant efficiency. Capital spending does not include the cost of environmental remediation of waste disposal sites.
The cost of managing, operating and maintaining current pollution abatement facilities was $151 million, $153 million and $133 million in 2006, 2005 and 2004, respectively, and was charged against each year’s earnings.

Climate Change
There is an increasing global focus on issues related to climate change and particularly on ways to limit and control the emission of greenhouse gases, which are believed to be associated with climate change. Some initiatives on these topics are already well along in Europe, Canada and other countries, and related legislation has passed or is being introduced in some U.S. States.
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
Due to the nature of our business, we have emissions of carbon dioxide (CO2), primarily from combustion sources, although we also have some minor process by-product CO2 emissions. Our emissions of other greenhouse gases are infrequent and minimal as compared to CO2 emissions. We have therefore focused on ways to increase energy efficiency and curb increases in greenhouse gas emissions resulting from growth in production in addition to lowering the energy usage of existing operations. Although the general lack of specific legislation prevents any accurate estimates of the long-term impact on the Company, any legislation that limits CO2 emissions may create a potential restriction to business growth by capping consumption of traditional energy sources available to all consumers of energy, including Rohm and Haas. Capping consumption could result in: increased energy cost, additional capital investment to lower energy intensity and rationed usage with the need to purchase greenhouse gas emission credits. We will continue to follow these climate change issues, work to improve the energy efficiencies of our operations, work to minimize any negative impacts on company operations and seek technological breakthroughs in energy supply and efficiency.
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
In November 2006, a complaint was filed in the United States District Court for the Western District of Kentucky by individuals alleging that their persons or properties were invaded by particulate and air contaminants from our Louisville plant. The complaint seeks class action certification alleging that there are hundreds of potential plaintiffs residing in neighborhoods within two miles of the plant. We have not yet been served with the complaint.
In April 2006 and thereafter, lawsuits were filed against Rohm and Haas claiming that the Company’s Ringwood, Illinois plant contaminated groundwater and air that allegedly reached properties a mile south of the plant site. Also sued were the owner of a plant site neighboring our facility and a company which leases a portion of our facility. An action brought in federal court in Philadelphia, Pennsylvania seeks certification of a class comprised of the owners and residents of about 500 homes in McCullom Lake Village, seeking medical monitoring and compensation for alleged property value diminution, among other things. In addition, lawsuits were filed in the Philadelphia Court of Common Pleas by sixteen individuals who claim that contamination from the plants has resulted in cancer (primarily of the brain). We believe that these lawsuits are without merit and we intend to defend them vigorously.
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
Working Capital
For 2006, working capital increased by 11 days as compared to 2005. There were three key drivers of this increase. First, there was inventory build-up in Salt driven by low demand for salt for ice control due to abnormally mild weather. Second, we chose to build up inventory with the Monomer and Polymer businesses to take advantage of below trend-line propylene prices. Finally, in late December, we saw a pronounced slowdown in shipments across many of our businesses, to levels well below our forecasts, that further added to inventories.
Details about two major components of working capital at the end of 2006 and 2005 are summarized below:

(millions)	2006	2005

Inventories
Year-end balance	$984	$798
Annual turnover	6.5x	6.7x

Days cost of sales in ending inventory	62	52

Customer receivables, net
Year-end balance	$1,316	$1,269
Annual turnover	6.2x	6.0x

Days sales outstanding	58	57

Notes:
•	Days sales outstanding were calculated by dividing ending net customer receivables by daily sales for the fourth quarter.

•	Days cost of sales in ending inventory was calculated by dividing ending inventory by daily cost of sales for the fourth quarter.

•	For customer receivables, annual turnover figures are calculated by dividing annual sales by the average customer receivables balance.

•	For inventories, annual turnover figures are calculated by dividing cost of goods sold by the average inventory balance.
Asset Turnover equals sales divided by average year-end assets. Asset turnover was 0.9x in 2006, 0.8x in 2005 and 0.7x in 2004.

ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED
Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the Financial and Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that election within the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements”. We are currently assessing the impact to our Consolidated Financial Statements.
Accounting for Planned Major Maintenance Activities
In September 2006, the FASB issued Staff Position (FSP) AUG AIR-1, which addresses the accounting for planned major maintenance activities. The FASB believes that the accrue-in-advance method of accounting for planned major maintenance activities results in the recognition of liabilities that do not meet the definition of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements,” because it causes the recognition of a liability in a period prior to the occurrence of the transaction or event obligating the entity. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods beginning January 1, 2007. We do not believe it will have a material impact to our Consolidated Financial Statements.
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
Accounting for Uncertainty in Income Taxes
In July 2006, the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. This interpretation also provides guidance on the de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. The recognition threshold and measurement attribute is part of a two-step tax position evaluation process prescribed in FIN No. 48. FIN No. 48 is effective after the beginning of an entity’s first fiscal year that begins after December 15, 2006. We will adopt FIN No. 48 as of January 1, 2007. We are currently assessing the impact to our Consolidated Financial Statements.
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

Certain Hybrid Financial Instruments
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS No. 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We will adopt SFAS No. 155 as of January 1, 2007, and we will apply the provisions of SFAS No. 155 if and when required.
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
We have established policies governing our use of derivative instruments. We do not use derivative instruments for trading or speculative purposes, nor are we a party to any leveraged derivative instruments or any instruments for which the fair market values are not available from independent third parties. We manage counter-party risk by entering into derivative contracts only with major financial institutions of investment grade credit rating and by limiting the amount of exposure to each financial institution. The terms of certain derivative instruments contain a credit clause where each party has a right to settle at market if the other party is downgraded below investment grade. As of December 31, 2006, the fair market value of all derivative contracts in our Consolidated Balance Sheet was a net liability of $15 million pre-tax. All of these contracts were with investment grade financial institutions.
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

Short-term exposures to changing foreign exchange rates are primarily due to operating cash flows denominated in foreign currencies and transactions denominated in non-functional currencies. Known and anticipated exposures are covered by using foreign exchange option, forward and swap contracts. Our most significant foreign currency exposures are related to our operations in Germany, France, Italy, the Netherlands, the United Kingdom, Sweden, Switzerland, Brazil, Mexico, Canada, Japan, Taiwan, China and Australia. We estimate that an instantaneous 10% depreciation in all the currencies of these countries from their levels against the dollar as of December 31, 2006, with all other variables held constant, would increase the fair value of foreign currency hedging contracts held at December 31, 2006 by $137 million; a 10% appreciation of these currencies would decrease the fair market value by $120 million. This estimate is based on market conditions as of December 31, 2006, without reflecting the effects of underlying anticipated transactions.
Interest Rate Risk
We are exposed to changes in interest rates primarily due to our financing, investing and cash management activities, which include long- and short-term debt to maintain liquidity and fund business operations. A 50 basis point increase in interest rates would reduce the fair value of short- and long-term debt by $79 million, net of derivative contracts outstanding as of December 31, 2006. A 50 basis point decrease in interest rates will increase the fair value by $114 million. However, such changes in fair values would not have a material impact on our earnings per share or cash flows as the majority of our debt obligations at December 31, 2006 consisted of fixed rate instruments. A 50 basis point movement is equivalent to approximately 8% of the weighted average rate on our worldwide debt.
Commodity Price Risk
We purchase certain raw materials and energy sources such as natural gas, propylene, acetone, butanol and styrene under short- and long-term supply contracts. The purchase prices are generally determined based on prevailing market conditions. Changing raw material and energy prices have had material impacts on our earnings and cash flows in the past, and will likely continue to have significant impacts on earnings and cash flows in future periods. Commodity derivative instruments are used to reduce portions of commodity price risks. A 25% increase in the underlying commodity price would increase the fair value of commodity derivative instruments by $1 million. A 25% decrease in the underlying commodity price would decrease the fair value of commodity derivative instruments by $1 million.

Item 8: Financial Statements and Supplementary Data

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
Rohm and Haas Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (COSO). Based on our assessment, management has concluded that, as of December 31, 2006, the Company’s internal control over financial reporting was effective based on those criteria.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm that audited the Company’s financial statements, as stated in their report, which is included herein.

/s/ Raj L. Gupta	/s/ Jacques M. Croisetiere
Raj L. Gupta	Jacques M. Croisetiere
Chairman, President and Chief Executive Officer	Executive Vice-President and Chief Financial Officer
February 28, 2007

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Rohm and Haas Company:
We have completed integrated audits of Rohm and Haas Company’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of Rohm and Haas Company and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Notes 9 and 23 during 2006, the Company adopted new financial accounting standards for defined benefit pension and other postretirement plans and share-based compensation.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 28, 2007

Rohm and Haas Company and Subsidiaries
Consolidated Statements of Operations

For the years ended December 31,	2006	2005	2004
(in millions, except per share amounts)
Net sales	$8,230	$7,885	$7,186
Cost of goods sold	5,756	5,519	5,095

Gross profit	2,474	2,366	2,091
Selling and administrative expense	1,026	995	966
Research and development expense	292	268	259
Interest expense	94	117	133
Amortization of intangibles	56	55	58
Restructuring and asset impairments	27	98	18
Loss on early extinguishment of debt	—	17	—
Share of affiliate earnings, net	10	9	6
Other (income), net	(53)	(43)	(35)

Earnings from continuing operations before income taxes, and minority interest	1,042	868	698
Income taxes	274	242	203
Minority interest	13	10	11

Earnings from continuing operations	755	616	484

Discontinued operations:
Net (loss) earnings of discontinued lines of business, net of income tax expense (benefit) of $14, $(16) and $3 in 2006, 2005 and 2004, respectively	(20)	21	13

Net earnings	735	637	497

Basic earnings per share (in dollars):
From continuing operations	$3.45	$2.78	$2.17
(Loss) income from discontinued operation	(0.09)	0.09	0.06

Net earnings per share	$3.36	$2.87	$2.23

Diluted earnings per share (in dollars):
From continuing operations	$3.41	$2.75	$2.16
(Loss) income from discontinued operation	(0.09)	0.10	0.06

Net earnings per share	$3.32	$2.85	$2.22

Weighted average common shares outstanding — basic	218.9	221.9	222.9
Weighted average common shares outstanding — diluted	221.2	223.9	224.2
See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Statements of Cash Flows

For the years ended December 31,	2006	2005	2004
(in millions)
Cash Flows from Operating Activities
Net earnings	$735	$637	$497
Adjustments to reconcile net earnings to net cash provided by operating activities:
Loss (gain) on disposal of business, net of income taxes	16	1	(1)
Loss (gain) on sale of assets	7	(12)	(19)
Provision for allowance for doubtful accounts	6	11	11
Provision for deferred taxes	(37)	(66)	(32)
Restructuring and asset impairments	34	98	18
Depreciation	407	422	419
Amortization of finite-lived intangibles	58	59	62
Share-based compensation	48	50	22
Loss on extinguishment of debt	—	17	—
Premium paid on debt retirement	(6)	(46)	—
Changes in assets and liabilities
Accounts receivable	(30)	(123)	(123)
Inventories	(154)	(29)	11
Prepaid expenses and other current assets	3	8	13
Accounts payable and accrued liabilities	(44)	(15)	8
Federal, foreign and other income taxes payable	(96)	89	(21)
Payments to fund US qualified pension plans	(137)	(125)	—
Other, net	30	(29)	60

Net cash provided by operating activities	840	947	925

Cash Flows from Investing Activities
Acquisitions of businesses affiliates and intangibles	(46)	(20)	(5)
Proceeds from disposal of business, net	256	—	8
Decrease (increase) in restricted cash	1	45	(49)
Cash received from consolidating joint venture	—	—	2
Proceeds from the sale of land, buildings and equipment	12	24	28
Capital expenditures for land, buildings and equipment	(404)	(333)	(322)
(Payments) proceeds to settle hedge of net investment in foreign subsidiaries	(22)	31	(23)

Net cash used by investing activities	(203)	(253)	(361)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	23	70	71
Repayments of long-term debt	(182)	(411)	(13)
Purchase of common stock	(264)	(273)	—
Tax benefit on stock options	8	—	—
Proceeds from exercise of stock options	74	82	47
Net change in short-term borrowings	(50)	90	(42)
Payment of dividends	(283)	(250)	(217)

Net cash used by financing activities	(674)	(692)	(154)

Net (decrease) increase in cash and cash equivalents	(37)	2	410
Effect of exchange rate changes on cash and cash equivalents	64	(61)	19
Cash and cash equivalents at the beginning of the year	566	625	196

Cash and cash equivalents at the end of the year	$593	$566	$625

Supplemental Cash Flow Information

Cash paid during the year for:
Interest, net of amounts capitalized	$109	$147	$139
Income taxes, net of refunds received	381	251	224
See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Balance Sheets

December 31,	2006	2005
(in millions, except share data)
Assets
Cash and cash equivalents	$593	$566
Restricted cash	3	4
Receivables, net	1,570	1,485
Inventories	984	798
Prepaid expenses and other current assets	254	269
Current assets of discontinued operations	7	50

Total current assets	3,411	3,172

Land, buildings and equipment, net of accumulated depreciation	2,669	2,642
Investments in and advances to affiliates	112	103
Goodwill, net of accumulated amortization	1,541	1,525
Other intangible assets, net of accumulated amortization	1,487	1,503
Other assets	324	476
Other assets of discontinued operations	9	274

Total Assets	$9,553	$9,695

Liabilities and Stockholders’ Equity
Liabilities:
Short-term obligations	$393	$121
Trade and other payables	684	611
Accrued liabilities	816	809
Income taxes payable	93	193
Current liabilities of discontinued operations	2	11

Total current liabilities	1,988	1,745

Long-term debt	1,688	2,074
Employee benefits	735	651
Deferred income taxes	754	902
Other liabilities	230	241
Other liabilities of discontinued operations	5	54

Total Liabilities	5,400	5,667

Minority Interest	122	111

Commitments and contingencies

Stockholders’ Equity:
Preferred stock; par value — $1.00; authorized - 25,000,000 shares; issued — no shares	—	—
Common stock; par value — $2.50; authorized - 400,000,000 shares; issued - 242,078,349 shares	605	605
Additional paid-in capital	2,214	2,152
Retained earnings	2,218	1,762

	5,037	4,519
Treasury stock at cost (2006 - 23,239,920 shares; 2005 - 20,115,637 shares)	(608)	(409)
ESOP shares (2006 - 8,585,684 shares; 2005 - 9,220,434 shares)	(82)	(88)
Accumulated other comprehensive loss	(316)	(105)

Total Stockholders’ Equity	4,031	3,917

Total Liabilities and Stockholders’ Equity	$9,553	$9,695

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the years ended December 31, 2006, 2005, and 2004

	Number of				Number of
	Shares of				Shares of			Accumulated
	Common		Additional		Treasury			Other	Total	Total
	Stock	Common	Paid-in	Retained	Stock	Treasury		Comprehensive	Stockholders'	Comprehensive
(in millions, except share amounts in thousands)	Outstanding	Stock	Capital	Earnings	Outstanding	Stock	ESOP	Income (Loss)	Equity	Income

2004
Balance January 1, 2004	223,125	$605	$2,002	$1,087	18,954	$(185)	$(100)	$(52)	$3,357
Net earnings				497					497	$497
Current period changes in fair value, net of taxes of $3								(6)	(6)	(6)
Reclassification to earnings, net of taxes of ($3)								5	5	5
Cumulative translation adjustment, net of taxes of ($59)								3	3	3
Change in minimum pension liability, net of taxes of $13								(30)	(30)	(30)

Total comprehensive income										$469

Repurchase of common stock
Common stock issued:
Stock-based compensation	2,136		60		(2,136)	19			79
ESOP							6		6
Tax benefit on ESOP				3					3
Common dividends ($0.97 per share)				(217)					(217)

Balance December 31, 2004	225,261	$605	$2,062	$1,370	16,818	$(166)	$(94)	$(80)	$3,697

2005
Net earnings				637					637	$637
Current period changes in fair value, net of taxes of ($4)								7	7	7
Reclassification to earnings, net of taxes of ($1)								2	2	2
Cumulative translation adjustment, net of taxes of $5								(13)	(13)	(13)
Change in minimum pension liability, net of taxes of $1								(21)	(21)	(21)

Total comprehensive income										$612

Repurchase of common stock	(5,974)				5,974	(273)			(273)
Common stock issued:
Stock-based compensation	2,676		90		(2,676)	30			120
ESOP							6		6
Tax benefit on ESOP				5					5
Common dividends ($1.12 per share)				(250)					(250)

Balance December 31, 2005	221,963	$605	$2,152	$1,762	20,116	$(409)	$(88)	$(105)	$3,917

2006
Net earnings				735					735	$735
Current period changes in fair value, net of taxes of ($5)								10	10	10
Reclassification to earnings, net of taxes of $6								(11)	(11)	(11)
Cumulative translation adjustment, net of taxes of $8								(2)	(2)	(2)
Change in minimum pension liability, net of taxes of ($11)								35	35	35

Total comprehensive income										$767

Adjustment to initially apply FASB Statement No. 158, net of tax of $127								(243)	(243)
Repurchase of common stock	(5,697)				5,697	(264)			(264)
Common stock issued:
Stock-based compensation	2,573		62		(2,573)	65			127
ESOP							6		6
Tax benefit on ESOP				4					4
Common dividends ($1.28 per share)				(283)					(283)

Balance December 31, 2006	218,839	$605	$2,214	$2,218	23,240	$(608)	$(82)	$(316)	$4,031

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Organization and Summary of Significant Accounting Policies
Nature of Business
Rohm and Haas Company was incorporated in 1917 under the laws of the State of Delaware. Our shares are traded on the New York Stock Exchange under the symbol “ROH.” We are a leading specialty materials company that leverages science and technology in many different forms to design materials and processes that enable the products of our customers to work. We serve many different market places, the largest of which include: building and construction, electronics, packaging and paper, industrial and other, transportation, household and personal care, water and food. To serve these markets, we have significant operations in approximately 100 manufacturing and 33 research facilities in 27 countries. We have approximately 15,800 employees working for us worldwide.
Use of Estimates
Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In accordance with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. Actual results could differ from these estimates.
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
We are the primary beneficiary of a joint venture deemed to be a variable interest entity. Each joint venture partner holds several equivalent variable interests, with the exception of a royalty agreement held exclusively between the joint venture and us. In addition, the entire output of the joint venture is sold to us for resale to third party customers. As the primary beneficiary, we consolidated the joint venture’s assets, liabilities, and results of operations in our Consolidated Financial Statements initially for the fiscal year ended December 31, 2004. As we previously accounted for this entity as an equity method investment, the cumulative impact of consolidation was not material to our net income. We did not consider this a variable interest entity at the initial adoption date of FIN 46R. However, based on our subsequent evaluation, we concluded this entity should be consolidated under FIN 46R. Accordingly, the Consolidated Financial Statements for the years ended December 31, 2006, 2005 and 2004 properly reflect the consolidated results of this variable interest entity.
We hold a variable interest in another joint venture, which we account for under the equity method of accounting. The variable interest relates to a cost-plus arrangement between the joint venture and each joint venture partner. We have determined that Rohm and Haas is not the primary beneficiary and therefore have not consolidated the entity’s assets, liabilities, and results of operations in our Consolidated Financial Statements. The entity provides manufacturing services to us and the other joint venture partner, and has been in existence since 1999. As of December 31, 2006, our investment in the joint venture was approximately $44 million, representing our maximum exposure to loss.
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
Foreign Currency Translation
We translate foreign currency amounts into U.S. dollars in accordance with GAAP. The majority of our operating subsidiaries in regions other than Latin America use the local currency as their functional currency. We translate the assets and liabilities of those entities into U.S. dollars using the appropriate exchange rates. We translate revenues and expenses using the average exchange rates for the reporting period. Translation gains and losses are recorded in accumulated other comprehensive income or (loss), net of taxes, which is a separate component of stockholders’ equity.
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
Revenue Recognition
We recognize revenue when the earnings process is complete. This occurs when products are shipped to or received by the customer in accordance with the terms of the agreement, title and risk of loss have been transferred, collectibility is probable and pricing is fixed or determinable. The exception to this practice is for sales made under supplier-owned and managed inventory (“SOMI”) arrangements. We recognize revenue for inventory sold under SOMI arrangements when usage of inventory is reported by the customer, generally on a weekly or monthly basis. Revenues from product sales are recorded net of applicable allowances.
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
Amounts billed to customers for shipping and handling fees are included in net sales, and costs we have incurred for the delivery of goods are classified as cost of goods sold in the Consolidated Statements of Operations.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable result from a sale of goods or services on terms that provide for future payment. They are created when an invoice is generated and are reduced by payments. We record an allowance for doubtful accounts as a best estimate of the amount of probable credit losses in our existing accounts receivable. We consider factors such as customer credit, past transaction history with the customer, and changes in customer payment terms when determining whether the collection of an invoice is reasonably assured. We review our allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Receivables are charged off against the allowance for doubtful accounts when we feel it is probable the receivable will not be recovered.
Earnings Per Share
We use the weighted-average number of shares outstanding to calculate basic earnings per share. Diluted earnings per share include the dilutive effect of share-based compensation, such as stock options and restricted stock.

Cash and Cash Equivalents
Cash and cash equivalents include cash, time deposits and readily marketable securities with original maturities of three months or less.
Inventories
Our inventories are stated at the lower of cost or market. Approximately 50% of our inventory is determined by the last-in, first-out (LIFO) method. The remainder is determined by the first-in, first-out (FIFO) method.
Land, Buildings and Equipment, and Accumulated Depreciation
The value of our land, buildings and equipment is carried at cost less accumulated depreciation. These assets are depreciated over their estimated useful lives using straight-line methods. Construction costs, labor and applicable overhead related to construction and installation of these assets are capitalized. Expenditures for additions and improvements that extend the lives or increase the capacity of plant assets are capitalized. Maintenance and repair costs for these assets are charged to earnings as incurred. Repair and maintenance costs associated with planned major maintenance activities are expensed as incurred and are included in cost of goods sold. Replacements and betterment costs are capitalized. The cost and related accumulated depreciation of our assets are removed from the accounting records when they are retired or disposed.
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
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is assigned to reporting units, which may be one level below our operating segments. Goodwill is assigned to the reporting unit that benefits from the synergies arising from each particular business combination. Goodwill and indefinite-lived intangible assets are reviewed annually, or more frequently, if changes in circumstances indicate the carrying value may not be recoverable. To test for recoverability, we typically utilize discounted estimated future cash flows to measure fair value for each reporting unit. This calculation is highly sensitive to both the estimated future cash flows of each reporting unit and the discount rate assumed in these calculations. Our annual impairment review is as of May 31.
During 2006, 2005 and 2004, the annual impairment review was completed without any impairments identified.
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
Our long-lived assets, other than goodwill and indefinite-lived intangible assets which are discussed above, include land, buildings, equipment, long-term investments, and other intangible assets. Long-lived assets, other than investments, goodwill and indefinite-lived intangible assets, are depreciated over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying value of the asset may not be recoverable. Such circumstances would include items such as a significant decrease in the market price of a long-lived asset, a significant adverse change in the manner the asset is being used or planned to be used or in its physical condition or a history of operating or cash flow losses associated with the use of the asset. In addition, changes in the expected useful life of these long-lived assets may also be an impairment indicator. When such events or changes occur, we assess the recoverability of the asset by comparing the carrying value of the asset to the expected future undiscounted cash flows associated with the asset’s planned future use and eventual disposition of the asset, if applicable. If the carrying value of the asset is not determined to be recoverable, we estimate the fair value of the asset primarily from discounted future cash flows expected to result from the use of the assets and compare that to the carrying value of the asset. We utilize marketplace assumptions to calculate the discounted cash flows used in determining the asset’s fair value. If the carrying value is greater than the fair value, an impairment loss is recorded. In some circumstances the carrying value may be appropriate; however, the event that triggered the review of the asset may indicate a revision to the useful life of the asset. In such cases, we will accelerate depreciation to match the revised useful life of the asset.
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
The fair values of our long-term investments are dependent on the financial performance and solvency of the entities in which we invest, as well as volatility inherent in their external markets. In assessing potential impairment for these investments, we consider these factors as well as the forecasted financial performance of the investment entities. If these forecasts are not met, we may have to record impairment charges.
Research and Development
We expense all research and development costs as incurred.
Litigation and Environmental Contingencies and Reserves
We consider this to be one of the critical accounting estimates used in the preparation of our Consolidated Financial Statements. We are involved in litigation in the ordinary course of business involving employee, personal injury, property damage and environmental matters. Additionally, we are involved in environmental remediation and spend significant amounts for both company-owned and third party locations. In accordance with GAAP, we are required to assess these matters to: 1) determine if a liability is probable; and 2) record such a liability when the financial exposure can be reasonably estimated. The determination and estimation of these liabilities are critical to the preparation of our financial statements.
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
Our most significant reserves have been established for remediation and restoration costs associated with environmental issues. As of December 31, 2006, we have $141 million reserved for environmental related costs. We conduct studies and site surveys to determine the extent of environmental contamination and necessary remediation. With the expertise of our environmental engineers and legal counsel we determine our best estimates for remediation and restoration costs. These estimates are based on forecasts of future costs for remediation and change periodically as additional and better information becomes available. Changes to assumptions and considerations used to calculate remediation reserves could materially affect our results of operations. If we determine that the scope of remediation is broader than originally planned, discover new contamination, discover previously unknown sites or become subject to related personal injury or property damage claims, our estimates and assumptions could materially change.
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
Retirement Benefits
We consider this to be one of the critical accounting estimates used in preparation of our Consolidated Financial Statements. We believe the assumptions and other considerations used to determine our pension and postretirement benefit obligations to be appropriate. However, if actual experience differs from the assumptions and considerations used, the resulting change could have a material impact on the consolidated results of operations and statement of position.
We adopted the recognition provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” for the fiscal year ended December 31, 2006. SFAS No. 158 requires employers to recognize the overfunded or underfunded projected benefit obligation of a defined benefit plan as an asset or liability in the statement of financial position. SFAS No. 158 also requires employers to recognize annual changes in gains or losses, prior service costs, or other credits that have not been recognized as a component of net periodic pension cost, net of tax, through other comprehensive income. As a result of the adoption of the recognition provisions of SFAS No. 158, we have recorded a $245 million increase to Accumulated other comprehensive loss in December 31, 2006 in Stockholders’ Equity.
Treasury Stock
Treasury stock consists of shares of Rohm and Haas stock that have been issued but subsequently reacquired. We account for treasury stock purchases under the cost method. In accordance with the cost method, we account for the entire cost of acquiring shares of our stock as treasury stock, which is a contra equity account. When these shares are reissued, we use an average cost method for determining cost. Proceeds in excess of cost are credited to additional paid-in capital.
Share-Based Compensation
We consider this to be one of the critical accounting estimates used in the preparation of our Consolidated Financial Statements. We have various share-based compensation plans for directors, executives and employees, which are comprised primarily of restricted stock, restricted stock units and stock option grants. Prior to 2003, we accounted for these plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees.” Accordingly, no compensation expense was recognized prior to 2003 for stock options.
Effective January 1, 2003, we prospectively adopted the fair value method of recording share-based compensation as defined in SFAS No. 123, “Accounting for Stock-Based Compensation.” As a result, we began to expense the fair value of stock options awarded to employees after January 1, 2003. The fair value is calculated using the Black-Scholes pricing model as of the grant date and is recorded as compensation expense over the appropriate vesting period, which is typically three years. We also calculate and record the fair value of our restricted stock awards in accordance with SFAS No. 123. Compensation expense is recognized over the vesting period, which is typically five years. Our policy is to issue treasury stock, not cash, to settle equity instruments granted under share-based payment agreements.
In December 2004, the Financial Accounting Standards Board (FASB) amended SFAS No. 123. This Statement supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This Statement eliminates the prospective option we have applied under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Due to the fact that the majority of our options issued prior to January 1,

2003, the date we adopted SFAS No. 123, vested as of June 15, 2005, the revised computations did not have a material impact on our financial statements.
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
Note 2: Acquisitions and Dispositions of Assets
2006
In the second quarter of 2006, we determined that the global Automotive Coatings business became an Asset Held for Sale and qualified for treatment as a discontinued operation. We have reflected this business as such in our financial statements for all periods presented. On October 1, 2006, we completed the sale of our global Automotive Coatings business, excluding that business’ European operations, which was previously a business within our Coatings reporting segment. Proceeds included $230 million, in cash, plus working capital adjustments as defined in the sale agreement. In January of 2007, we paid $9 million in closing working capital adjustments. In the fourth quarter of 2006, we recorded a pre-tax gain of $1 million in the sale. We expect to sell the European Automotive Coatings operations during 2007, dependent upon market conditions.
In accordance with EITF No. 93-17, “Recognition of Deferred Tax Assets for a Parent Company’s Excess Tax Basis in the Stock of a Subsidiary That is Accounted for as a Discontinued Operation,” we recorded certain tax/book basis differences resulting in the recognition of income taxes of $24 million, which is included in the net loss from discontinued operation at December 31, 2006.
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we compared the fair value of our expected disposal asset groupings and determined the net carrying value of one asset group was impaired by approximately $7 million pre-tax during the second quarter of 2006, which is included in the loss from the discontinued operation.
The following table presents the results of operations of our Automotive Coatings discontinued operation:

(in millions)	2006	2005	2004

Net sales from discontinued operation	$78	$109	$114

(Loss) earnings from discontinued line of business	(7)	5	16
Income tax benefit (expense)	3	17	(4)

(Loss) income from discontinued line of business, net of income tax	$(4)	$22	$12

Gain on sale of discontinued operation	$1	$—	$—
Income tax on sale of discontinued line of business	(23)	—	—

Loss on disposal of discontinued line of business	(22)	—	—

Net (loss) earnings from discontinued operation	$(26)	$22	$12

The following table presents the major classes of assets and liabilities of our Automotive Coatings discontinued operation:

(in millions)	2006	2005

Current assets of discontinued operation	$7	$50
Land, buildings and equipment, net	3	39
Investments in and advances to affiliates	—	43
Goodwill	4	76
Intangible assets	1	115
Other	1	1

Other assets of discontinued operation	9	274

Total Assets of discontinued operation	$16	$324

Current liabilities of discontinued operation	$2	$11
Deferred income based taxes	2	52
Other long-term liabilities	3	2

Other liabilities of discontinued operation	5	54

Total Liabilities of discontinued operation	$7	$65

During the fourth quarter of 2006, we also reversed $6 million in tax reserves related to a previously disposed business resulting from the favorable resolution of prior year tax contingencies.
In the second quarter of 2006, we acquired the net assets of Floralife ® , Inc. (“Floralife”), a top global provider of post-harvest care products for the floral industry based in South Carolina, for approximately $22 million. As part of the purchase price allocation, $14 million was allocated to intangible assets, primarily consisting of licensed technology and customer relationships, $3 million to net working capital, $3 million to fixed assets, $6 million to goodwill and $4 million to deferred tax liabilities. The intangible assets primarily consist of definite-lived intangible assets with useful lives ranging from 5 to 9 years. Prior to this acquisition, we had a royalty agreement with Floralife under which we paid Floralife for the use of certain technologies. The acquisition by Rohm and Haas is intended to expand the portfolio of our AgroFresh™ business to include post-harvest flowers on a global basis. The proforma results of operations for Floralife for the years ended December 31, 2006 and 2005, respectively, are not material to the Rohm and Haas Consolidated Statements of Operations for those respective periods. The results of operations for Floralife are included in our Performance Chemicals business segment as of the second quarter of 2006. In January of 2007, we sold Floralife with the exception of certain technologies we will maintain to support the Performance Chemicals business. This sale resulted in an immaterial after-tax gain in January 2007.

2005
We acquired the remaining shares of three consolidated subsidiaries for $20 million in 2005. There were no other significant acquisitions or dispositions.
2004
We had no significant acquisitions or dispositions during 2004. Effective January 1, 2004, we began consolidating the results of one of our joint ventures in accordance with FIN 46R. (See Note 1 to the Consolidated Financial Statements)
Note 3: Provision for Restructuring and Asset Impairments
Severance and employee benefit costs associated with restructuring initiatives are primarily accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.” Asset impairment charges are accounted for in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” The following net restructuring and asset impairment charges were recorded for the three years ended December 31, 2006, 2005 and 2004, respectively, as detailed below:
Restructuring and Asset Impairments

(in millions)	2006	2005	2004

Severance and employee benefits (net)	$23	$19	$18
Asset impairments, net of gains on sales	2	79	2
Other, including contract lease termination penalties	2	—	(2)

Amount charged to earnings	$27	$98	$18

Restructuring and Asset Impairments by Business Segment

Pre-Tax
(in millions)
Business Segment	2006	2005	2004

Coatings	$14	$18	$2
Monomers	2	—	1
Performance Chemicals	1	2	5
Electronic Materials	(1)	31	3
Salt	5	—	—
Adhesives and Sealants	2	54	3
Corporate	4	(7)	4

Total	$27	$98	$18

Restructuring by Initiative

	Severance and	Contract and lease
	Employee	termination and
(in millions)	benefits	other costs	Total
2006 Initiatives:
Initial Charge	$26	$—	$26
Payments	(3)	—	(3)
Changes in estimate	(1)	—	(1)

December 31, 2006 ending balance	22	—	22

2005 Initiatives:
Initial Charge	$36	$1	$37
Payments	(3)	(1)	(4)
Changes in estimate	—	—	—

December 31, 2005 ending balance	33	—	33
Payments	(19)	—	(19)
Changes in estimate	(1)	2	1

December 31, 2006 ending balance	13	2	15

2004 Initiatives:
Initial Charge	$33	$1	$34
Payments	(3)	—	(3)
Changes in estimate	(3)	—	(3)

December 31, 2004 ending balance	27	1	28
Payments	(19)	—	(19)
Changes in estimate	(5)	(1)	(6)

December 31, 2005 ending balance	3	—	3
Payments	(2)	—	(2)
Changes in estimate	(1)	—	(1)

December 31, 2006 ending balance	—	—	—

Balance at December 31, 2006	$35	$2	$37

The restructuring reserve balances presented are considered adequate to cover committed restructuring actions. Cash payments related to severance and employee benefits will be paid out over the next 12 months.
Restructuring Initiatives
2006 Initiatives
For the year ended December 31, 2006, we recorded approximately $26 million of expense for severance and associated employee benefits associated with the elimination of 329 positions, primarily in our Coatings and Salt segments, concentrated in North America, and several North American support services functions. Our management approved restructuring initiatives to implement organizational alignments to support our Vision 2010 strategy and to further improve the efficiency of our manufacturing network. The organizational alignments include a more streamlined business structure, and deployment of resources to higher growth markets. The restructuring charge also includes ongoing efficiency initiatives in North American Chemical and Salt businesses. The staffing reductions relate to several of our manufacturing operations and are a direct result of changes in the execution of existing processes and productivity improvements, while support services staffing reductions are made possible as we continue to capitalize on the enhancements achieved through the implementation of our Enterprise Resource Planning system. This charge was offset by $1 million of favorable adjustments to adequately reflect changes in estimates of remaining obligations related to severance payments within our global Graphic Arts business initiative announced in the first quarter of 2006.
Of the 329 positions identified under total 2006 restructuring initiatives, 68 positions have been eliminated as of December 31, 2006.

2005 Initiatives
For the year ended December 31, 2005, our management approved restructuring initiatives to further improve the efficiency of our manufacturing network and support organization across several of our business segments. The 2005 restructuring initiatives involved the closing or partial shutdown of manufacturing facilities in North America the United Kingdom and Germany, in addition to a North American research and development facility. Included in the net $19 million restructuring expense for 2005 are provisions for severance and employee benefits of $36 million for 590 employees company-wide, impacting virtually all areas including sales and marketing, manufacturing, administrative support and research personnel. Employee separation benefits varied depending on local regulations within certain foreign countries that were affected by the restructuring initiatives.
Severance and employee benefit costs related to the 2005 initiatives include $2 million for the closure of our Wytheville, VA Powder Coatings plant and subsequent consolidation of our North American Powder Coatings operations. In addition $25 million of charges related to the manufacturing realignments to improve operating efficiencies and reduce excess capacity across several of our chemical businesses in the European region. An additional $3 million was recorded in severance and employee benefit costs for the realignment of the Electronic Materials segment manufacturing, research and development and sales and marketing organizations in Europe and North America in order to be closer to our customer base and to increase operating efficiencies. Lastly, $6 million in severance and employee benefit costs were incurred for several smaller reduction in force efforts within our Electronic Materials segment, Plastics Additives business and administrative support functions initiated throughout the year. In addition to severance and employee benefit costs, $1 million was recorded for contract and lease terminations.
During 2006, we reversed $1 million of severance and employee benefit charges related to total 2005 initiatives. In addition, we recorded $2 million for contract lease obligations associated with a restructuring initiative announced in the fourth quarter of 2005.
Of the initial 590 positions identified, we reduced the total number of positions to be affected by these initiatives by 37 to 553 positions in total. As of December 31, 2006, 470 positions have been eliminated.
2004 Initiatives
For the years ended December 31, 2006 and 2005, we reversed $1 million and $5 million, respectively, of severance and employee benefit charges relating to total 2004 restructuring initiatives.
Of the initial 500 positions identified, we reduced the total number of positions to be affected by these initiatives by 123 to 377 positions in total. As of December 31, 2006, 377 positions have been eliminated.
Asset Impairments
2006 Impairments
For the year ended December 31, 2006, we recognized approximately $3 million of fixed asset impairment charges associated with the restructuring of our global Graphic Arts business within our Coatings segment. This charge was offset by $1 million for sales of previously impaired assets.
In 2006, we recorded a $7 million asset impairment related to our discontinued operation. See Note 2 to the Consolidated Financial Statements for more information.
2005 Impairments
In 2005, $81 million of asset impairments were recognized for the impairment of certain finite-lived intangible assets and fixed assets across several of our chemical businesses and our Electronic Materials segment. During 2005, gains on sales of previously impaired assets offset the total asset impairment charge by $2 million. In the fourth quarter of 2005 we recorded asset impairment charges of $40 million for certain finite-lived intangible and fixed assets, primarily related to the closure or partial shutdown of 5 manufacturing facilities in the United Kingdom and Germany, in addition to a North American research and development facility, within our Adhesives and Sealants and Electronic Materials segments and Powder Coatings business. During 2005, we recorded an asset impairment charge of $29 million for certain finite-lived intangible and fixed assets related to certain product lines within our Adhesives and Sealants segment. These product lines have suffered dramatic declines in both volume and profitability due to recent increases in raw material costs, coupled with aggressive pricing by our competition. We determined that the significant volume declines in these product lines were not recoverable and that related finite-lived intangibles and fixed assets were impaired. Fair value was determined based upon current business conditions, using cash flow analyses. In addition, we recognized $12 million of asset impairment charges, of which approximately $9 million related to the closing of our Wytheville, VA Powder Coatings plant, approximately $2 million related to the impairment of certain finite-lived intangible and fixed assets related to our Electronic Materials segment, and the remaining $1 million related to several smaller fixed asset impairments.
2004 Impairments
In 2004, we recognized $2 million in asset impairment charges primarily related to an administrative support initiative announced in the second quarter.
Note 4: Other Income, Net
We recorded other income, net of $53 million, $43 million and $35 million during the years ended December 31, 2006, 2005 and 2004, respectively. The major categories of our other income, net are summarized in the following table:

(in millions)	2006	2005	2004

Royalty income	$4	$3	$2
Foreign exchange losses and related hedging costs	(16)	(8)	(19)
Interest income	27	17	9
Sales of real estate	3	12	11
Sale of remaining interest in European Salt business	—	—	8
Other, net	35	19	24

Total	$53	$43	$35

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
Currency Hedges
We enter into foreign exchange option and forward contracts in order to reduce the risk associated with variability in our operating results from foreign-currency-denominated earnings, cash flows, assets and liabilities. We direct these hedging efforts toward three distinct currency hedging objectives:
(1)	To preserve the U.S. dollar values of anticipated non-U.S. dollar cash flows and earnings, primarily with respect to transactions forecast to occur within a one-year period;

(2)	To prevent changes in the values of assets and liabilities denominated in currencies other than the legal entity’s functional currency which may create undue earnings volatility (we refer to this hedging activity as “asset and liability hedging”); and

(3)	To hedge the dollar values of our net investments in operations outside the U.S.
During 2006, non-dollar currencies in which we transacted business were stronger, on average, compared with the prior-year period. These currencies had a $2 million favorable impact on our 2006 earnings compared with 2005, net of all currency hedging. At the beginning of 2006, the dollar was close to its strongest point, and throughout 2006 it continued to weaken against most currencies. At December 31, 2006, the basket of currencies in which our operations are invested was stronger against the dollar than at December 31, 2005. This strengthening was recorded as a $2 million cumulative translation adjustment loss during 2006, net of losses from net investment hedges.

Hedges entered to preserve the U.S. dollar values of anticipated non-U.S. dollar cash flows and earnings
We generally purchase options which give us the right, but not the obligation, to sell the underlying currencies when the cash flows denominated in those currencies are forecast to occur. In this way, the premiums paid for the options represent the maximum cost of the hedge. If, when the forecast transactions occur, the underlying currencies have strengthened, the options become worthless and are expensed. In this case, the dollar values of the underlying forecast non-dollar cash flows and earnings are higher than anticipated. If the underlying currencies have weakened, the options are exercised and the underlying currencies are sold at the stronger historical rate, thus preserving the dollar values of the forecast non-dollar cash flows.
These contracts are designated as foreign currency cash flow hedges covering portions of our twelve month forecasted non-dollar cash flows and mature when the underlying cash flows being hedged are forecast to occur. Because the options are considered highly effective hedges, the cash value less cost will be reflected in earnings when the contracts mature. These contracts are marked-to-market at each balance sheet date with changes in fair value prior to maturity recorded in accumulated other comprehensive income (loss). For the year ended December 31, 2006, these contracts depreciated in value resulting in a $2 million after-tax loss, which is recorded in accumulated other comprehensive income (loss). In 2005, these contracts appreciated in value resulting in a $4 million accumulated after-tax gain, which was recorded in accumulated other comprehensive income (loss). For the years ended December 31, 2006, 2005 and 2004, after-tax losses of $2 million, $1 million and $7 million, respectively, were recorded in earnings related to foreign currency cash flow hedges that matured during the respective periods. Changing market conditions will impact the actual amounts recorded to earnings during the following twelve-month periods. Both the effective and ineffective portions of foreign currency cash flow hedges recorded in the Consolidated Statements of Operations are classified in other income, net.
As of December 31, 2006 and 2005, we maintained hedge positions of immaterial amounts that were effective as foreign currency cash flow hedges from an economic perspective but did not qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Such hedges consisted primarily of emerging market foreign currency option and forward contracts, and have been marked-to-market through income, with an immaterial impact on earnings.
Asset and liability hedging
We contract with counter-parties to buy and sell foreign currencies to offset the impact of exchange rate changes on recognized assets and liabilities denominated in non-functional currencies, including inter-company loans. These contracts generally require exchange of one foreign currency for another at a fixed rate at a future date. These contracts have maturities generally less than twelve months. All contracts are marked-to-market at each balance sheet date with changes in fair value recorded in other income, net. For the years ended December 31, 2006 and 2005, after-tax losses of $7 million and $23 million, respectively, were recorded in earnings for these contracts. These losses were largely offset by gains resulting from the impact of changes in exchange rates on recognized assets and liabilities denominated in non-functional currencies. For the year ended December 31, 2004, after-tax gains of $6 million was recorded in earnings for these contracts. These gains were largely offset by losses resulting from the impact of changes in exchange rates on recognized assets and liabilities denominated in non-functional currencies.
Net investment hedging
We utilize foreign exchange forward and currency collar contracts together with non-dollar borrowings to hedge the dollar values of our net investments in foreign operating units in Europe, Japan and Canada. These derivative instruments and non-dollar borrowings are designated as hedges of net investments. Accordingly, the effective portions of foreign exchange gains or losses on these hedges are recorded as part of the cumulative translation adjustment, which is part of accumulated other comprehensive income (loss). As of December 31, 2006, $134 million in after-tax losses were recorded in cumulative translation adjustment, representing the effective portions of foreign exchange losses on these hedges. Of this amount, $53 million in after-tax losses at December 31, 2006 was related to long-term Euro and Japanese Yen borrowings and the remainder was related to exchange forward and currency collar contracts. As of December 31, 2005, $66 million in after-tax losses were recorded in cumulative translation adjustment, representing the effective portions of foreign exchange losses on these hedges. Of this amount, $34 million in after-tax losses at December 31, 2005 was related to long-term Euro and Japanese Yen borrowings and the remainder was related to exchange forward and currency collar contracts.

Total derivative and non-functional currency liabilities designated as hedges of net investments outstanding at December 31, 2006 were $1,488 million compared to $1,259 million outstanding at December 31, 2005. The majority of the increase is due to additional hedging to reduce our exposure related to our European and Japanese net investments.
Included in other comprehensive income (loss) as cumulative translation adjustment were gains of $10 million and $12 million for the years ended December 31, 2006 and 2005, respectively, all net of related hedge gains and losses.

		Foreign
		Currency
		Translation	Cumulative
(in millions)	Hedges	Impact on Net	Translation
Gains/(Losses)	of Net Investment	Investment	Adjustment

Balance as of December 31, 2004	$(140)	$165	$25
Changes in fair value	74	(87)	(13)

Balance as of December 31, 2005	$(66)	78	12
Changes in fair value	(68)	66	(2)

Balance as of December 31, 2006	$(134)	$144	$10

The amounts that were considered ineffective on these net investment hedges were recorded in interest expense. Interest expense was decreased by $19 million, $9 million and $1 million for the years ended December 31, 2006, 2005 and 2004, respectively.
Commodity Hedges
We use commodity swap, option and collar contracts to reduce the effects of changing raw material prices. These contracts were designated and accounted for as cash flow hedges. The notional value of commodity hedges outstanding at December 31, 2006 and 2005 was $6 million and $25 million, respectively.
Included in accumulated other comprehensive income (loss) at December 31, 2006 and 2005 are a $1 million after-tax loss, and an immaterial amount, respectively, which represents the accumulated market value changes in those outstanding commodity swap, option and collar contracts. These contracts are considered highly effective as hedges and will mature consistent with our purchases of the underlying commodities during the following twenty-four month period. The actual amounts to be recorded in earnings when these contracts mature will depend upon spot market prices when these contracts mature. For the years ended December 31, 2006, 2005 and 2004, $14 million in losses, and $6 million and $3 million in gains, respectively, were recorded as components of costs of goods sold with the related tax effect recorded in tax expense with respect to those commodity swap, option and collar contracts maturing during the same periods.
Interest Rate Hedges
To reach a desired level of floating rate debt we utilize interest rate swap agreements to convert specific fixed rate debt issuances into variable rate debt. These interest rate swaps are designated as fair value hedges.
In 2001, we entered into interest rate swap agreements with a notional value of $950 million, which converted the fixed rate components of the $451 million notes due July 15, 2004 and the $500 million notes due July 15, 2009 to a floating rate based on three-month LIBOR. During December 2003, we redeemed the $451 million notes early, and terminated the related interest rate swap agreements with a $450 million notional value. During May 2004, we terminated the $500 million notional value interest rate swap agreements and received $43 million in proceeds. These proceeds were being amortized as reductions to interest expense over the remaining life of the $500 million notes. During March 2005, we redeemed $400 million and during 2006 we retired the remaining $100 million of the notes maturing on July 15, 2009. The unamortized portion of the related interest rate swap proceeds reduced the early retirement loss that was recorded with respect to this redemption.
During October 2003 and May 2004, we entered into interest rate swap agreements with a notional value totaling 400 million Euro, which converted the fixed rate components of 400 million Euro notes due March 9, 2007 to a floating rate based on six-month EURIBOR. In September 2005, we terminated 240 million Euro of these interest rate swap contracts in connection with an exchange whereby we retired 240 million Euro of the notes due March 9, 2007, in exchange for newly issued notes due September 15, 2012. The $3 million proceeds received from the termination of the interest rate swap contracts are being amortized as a reduction to interest expense over the 7-year life of the newly issued Euro-notes.
The changes in fair value of interest rate swap agreements are marked-to-market through income together with the offsetting changes in fair value of the underlying notes using the short cut method of measuring effectiveness. As a result, the carrying amount of these notes decreased by an immaterial amount at December 31, 2006, and increased by $1 million at December 31, 2005, while the fair value of the swap agreements were reported as other assets in the same amount.
In September 2005, we entered into a LIBOR rate lock agreement with a bank to hedge against changes in long-term interest rates in anticipation of a long-term debt issuance, a cash flow hedge. As of December 31, 2006 and 2005, $7 million and $1 million, respectively, of after-tax deferred net gains on the interest rate lock are in accumulated other comprehensive income (loss) and are expected to be reclassified into earnings upon issuance of the long-term debt. Changing market conditions will impact the actual amounts recorded to earnings upon issuance of the long-term debt.
The following table sets forth the net fair value of hedges and the net fair value of foreign-denominated debt issuances outstanding as of December 31, 2006.

	Hedge Designation
(in millions)	Fair Value	Cash Flow		Net Investment		Other

Derivatives-net asset/(liability):
Currency hedges	$—	$2		$—		$(3)
Long-term investments in foreign subsidiaries (net investments)	—	—		(23)		—
Commodity hedges	—	(2)		—		—
Interest rate hedges	—	11		—		—

Total derivatives	—	11	(a)	(23	)(b)	(3	)( c )
Debt:
Long-term investments in foreign subsidiaries (net investments)	—	—		(484	)(d )	—

Total	$—	$11		$(507)		$(3)

(a)	Comprises assets of $13 million and liabilities of $2 million.

(b)	Comprises assets of $10 million and liabilities of $33 million.

(c)	Comprises assets of $3 million and liabilities of $6 million.

(d)	Represents fair value of foreign denominated debt issuances formally designated as a hedge of net investment.

Note 6: Fair Values and Carrying Amounts of Financial Instruments
In determining the fair value of our financial instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date as follows:
➢	Cash and cash equivalents, restricted cash, accounts receivable, accounts payable and notes payable — the carrying amount approximates fair value due to the short maturity of these instruments.
➢	Short- and long-term debt — quoted market prices for the same or similar issues at current rates offered to us for debt with the same or similar remaining maturities and terms.
➢	Interest rate swap agreements — market prices of the same or similar agreements quoted as of the balance sheet date.
➢	Foreign currency option contracts — Black-Scholes calculation using market data as of the balance sheet date.
➢	Foreign currency forward and swap agreements — application of market data as of the balance sheet date to contract terms.
➢	Commodity swap, option and collar contracts — counter-party quotes as of the balance sheet date.
All methods of assessing fair value result in a general approximation of value and such value may never actually be realized.
The carrying amounts and fair values of material financial instruments at December 31, 2006 and 2005 are as follows:
Asset/(Liability)

	2006		2005
	Carrying		Carrying
(in millions)	Amount	Fair Value	Amount	Fair Value

Short-term debt	$(393)	$(393)	$(121)	$(121)
Long-term debt	(1,899)	(2,128)	(2,050)	(2,424)
Interest rate swap agreements	—	—	1	1
Interest rate lock agreements	11	11	2	2
Foreign currency options	2	2	6	6
Foreign exchange forward and swap contracts	(26)	(26)	13	13
Natural gas swap agreements	(2)	(2)	—	—
Note 7: Income Taxes
Earnings from continuing operations before income taxes, minority interest and cumulative effect of accounting change earned within or outside the United States from continuing operations are shown below:

(in millions)	2006	2005	2004

United States
Parent and Subsidiaries	$688	$520	$369
Affiliates	—	(2)	1
Foreign
Subsidiaries	344	340	322
Affiliates	10	10	6

Earnings from continuing operations before income taxes and minority interest	$1,042	$868	$698

The provision for income taxes from continuing operations before cumulative effect of accounting change is composed of:

(in millions)	2006	2005	2004

Income taxes on U.S. earnings
Federal
Current	$208	$172	$128
Deferred	(18)	(47)	(20)

State and other	8	9	2

Total taxes on U.S. earnings	198	134	110

Taxes on foreign earnings
Current	99	127	105
Deferred	(23)	(19)	(12)

Total taxes on foreign earnings	76	108	93

Total Income Taxes	$274	$242	$203

The provision for income tax expense (benefit) attributable to items other than continuing operations is shown below:

(in millions)	2006	2005	2004

Discontinued lines of business	$14	$(16)	$3
Deferred income taxes reflect temporary differences between the valuation of assets and liabilities for financial and tax reporting. Details at December 31, 2006 and 2005 were:

(in millions)	2006	2005

Deferred tax assets related to:
Compensation and benefit programs	$288	$286
Asset impairments and restructuring reserves	15	26
Accruals for waste disposal site remediation	28	38
All other	113	112

Total deferred tax assets	444	462

Deferred tax liabilities related to:
Intangible assets	504	524
Depreciation and amortization	383	428
Pension programs	5	80
All other	109	137

Total deferred tax liabilities	1,001	1,169

Net deferred tax liability	$557	$707

At December 31, 2006, we had foreign net operating losses of $431 million and state net operating losses of $1,603 million, all of which substantially carry a full valuation allowance. Of these, $252 million have no expiration and the remaining will expire in future years as follows: $138 million in 2007, $43 million in 2008, $47 million in 2009, $59 million in 2010, $39 million in 2011 and the remaining balance in other years.
Deferred taxes, which are classified into a net current and non-current balance by tax jurisdiction, are presented in the balance sheet as follows:

(in millions)	2006	2005

Prepaid expenses and other current assets	$149	$168
Other assets	52	29
Accrued liabilities	4	2
Deferred income taxes	754	902

Net deferred tax liability	$557	$707

The effective tax rate on pre-tax income differs from the U.S. statutory tax rate due to the following:

	2006	2005	2004
	%	%	%

Statutory tax rate	35.0	35.0	35.0
U.S. business credits	(2.7)	(2.3)	(2.8)

Foreign, including credits	(5.4)	(2.1)	(2.7)
Change in tax contingencies	0.3	(3.0)	—

Other, net	(0.9)	0.3	(0.4)
Effective tax rate	26.3	27.9	29.1
Deferred income taxes have been provided for the un-remitted earnings of foreign subsidiaries and affiliates which have not been reinvested abroad indefinitely. Approximately $216 million, $61 million and $11 million at December 31, 2006, 2005 and 2004, respectively, of net foreign subsidiary and affiliate foreign earnings have been deemed permanently reinvested abroad. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts. No accrual of United States income tax has been made for years ended 2006, 2005 and 2004 related to these permanently reinvested earnings as there was no plan in place to repatriate any of these foreign earnings to the United States as of the end of the year.
Note 8: Segment Information
Rohm and Haas Company is a diversified, worldwide manufacturer and supplier of technically advanced products and services that enable the creation of leading-edge consumer goods. We serve many different end-use markets, the largest of which include: building and construction, electronics, packaging and paper, industrial and other, transportation, household and personal, water and food.
We conduct our worldwide operations through global businesses, which are aggregated into reportable segments based on the nature of the products and production processes, end-use markets, channels of distribution and regulatory environment. The operating segments reported below are the segments of our company for which separate financial information is available and for which operating results are evaluated regularly by the Chief Executive Officer, who is the Chief Operating Decision Maker, in deciding how to allocate resources and in assessing performance.
We operate six reportable segments: Coatings, Monomers, Performance Chemicals, Electronic Materials, Salt and Adhesives and Sealants, as described below. The Coatings, Performance Chemicals and Electronic Materials segments aggregate business units.
➢	Coatings

This segment is comprised of two businesses: Architectural and Functional Coatings and Powder Coatings. Architectural and Functional Coatings produces acrylic emulsions and additives that are used to make industrial and decorative coatings, varnishes and specialty finishes. This segment also offers products that serve a wide variety of coatings to: industrial markets for use on metal, wood and in traffic paint; the building industry for use in roofing materials, insulation and cement markets; and consumer markets for use in paper, textiles and non-woven fibers, graphic arts and leather markets. Powder Coatings produces a comprehensive line of powder coatings that are sprayed onto consumer and industrial products and parts in a solid form. Our powder coatings are used on a wide variety of products, ranging from door handles to patio and deck furniture, to windshield wipers, televisions and industrial shelving. The results of the Automotive Coatings business which were previously reported in the Coatings Segment are now reflected as a discontinued operation. More information is provided in Note 2, Acquisitions and Disposition of Assets.

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

The table below presents net sales by business segment. Segment eliminations are presented for intercompany sales between segments.

(in millions)	2006	2005	2004

Coatings	$2,683	$2,534	$2,281
Monomers	1,926	1,848	1,383
Performance Chemicals	1,778	1,690	1,590
Electronic Materials	1,564	1,332	1,250
Salt	829	925	829
Adhesives and Sealants	723	727	693
Elimination of Inter-segment Sales	(1,273)	(1,171)	(840)

Total	$8,230	$7,885	$7,186

The table below presents summarized financial information about our reportable segments:

						Adhesives
2006			Performance	Electronic		and
(in millions)	Coatings	Monomers	Chemicals	Materials	Salt	Sealants	Corporate(2)	Total

Earnings (loss) from continuing operations (1)	$230	$201	$163	$235	$38	$55	$(167)	$755

Share of affiliate earnings, net	—	—	—	9	—	1	—	10

Depreciation	75	79	72	56	77	23	21	403
Amortization	8	1	15	17	7	7	1	56

Segment assets	1,567	418	1,242	1,131	1,527	925	2,727	9,537
Capital additions	74	69	54	82	48	11	66	404

						Adhesives
2005			Performance	Electronic		and
(in millions)	Coatings	Monomers	Chemicals	Materials	Salt	Sealants	Corporate(2)	Total

Earnings (loss) from continuing operations (1)	$216	$197	$167	$143	$55	$19	$(181)	$616

Share of affiliate earnings, net	—	—	—	8	—	1	—	9

Depreciation	80	84	69	57	72	25	28	415
Amortization	7	1	13	17	7	8	2	55

Segment assets	1,470	829	1,350	1,566	1,641	1,017	1,498	9,371
Capital additions	59	76	40	62	40	8	45	330

						Adhesives
2004			Performance	Electronic		and
(in millions)	Coatings	Monomers	Chemicals	Materials(3)	Salt	Sealants	Corporate(2)	Total

Earnings (loss) from continuing operations (1)	$208	$95	$151	$127	$49	$37	$(183)	$484

Share of affiliate earnings, net	—	—	—	3	—	3	—	6

Depreciation	82	62	86	51	70	38	25	414
Amortization	7	1	13	21	7	8	1	58

Segment assets	1,527	823	1,450	1,697	1,663	1,153	1,435	9,748
Capital additions	60	74	34	49	35	11	56	319
Notes:

(1)	Earnings from continuing operations were taxed using our overall consolidated effective tax rate.

(2)	Corporate includes items such as corporate governance costs, interest income and expense, environmental remediation expense, insurance recoveries, exploratory research and development expense, balance sheet currency translation gains and losses, any unallocated portion of shared services and certain discrete period tax items.

(3)	In accordance with FIN 46R, “Consolidation of Variable Interest Entities,” an interpretation of ARB 51, effective January 1, 2004, we have consolidated the assets, liabilities, and results of operations of a joint venture accounted for within the Electronic Materials segment. As a result, assets for this segment have increased, and share of affiliate earnings has been reduced on a comparative basis.

The table below presents sales by geographic area. Sales are attributed to the geographic location based on customer location and not on the geographic location from which goods were shipped. Long-lived assets are attributed to geographic areas based on asset location. We define long-lived assets as Land, Buildings and Equipment.

			Asia-
		European	Pacific
(in millions)	U.S.	Region	Region	Other	Total

2006
Net Sales	$3,845	$2,030	$1,659	$696	$8,230
Long-lived Assets	1,639	415	384	231	2,669
2005
Net Sales	$3,763	$1,988	$1,455	$679	$7,885
Long-lived Assets	1,680	417	301	244	2,642
2004
Net Sales	$3,288	$1,893	$1,339	$666	$7,186
Long-lived Assets(1)	1,824	539	286	244	2,893
Notes:

(1)	Certain prior year reclassifications have been made to conform to current year presentations.
On October 9, 2006, we announced plans to reorganize our business beginning in January 2007 which will result in six different reportable segments. Our Electronic Materials and Salt reportable segments remain unchanged. The new reportable segments will now include Primary Materials, Paint and Coatings Materials, Packaging and Building Materials and Performance Materials. Primary Materials will now include our existing Monomers reportable segment and the polyacrylic acid business of Consumer and Industrial Specialties. Paint and Coatings Materials will now include the architectural and industrial coatings business of our current Coatings reportable segment, as well as other coatings-related polymer lines from other parts of the Rohm and Haas portfolio. Packaging and Building Materials will now include the existing Adhesives and Sealants reportable segment, the Plastics Additives business, as well as the paper, leather, textile and non-woven products of today’s Architectural and Functional Coatings business. Performance Materials will now include the ion exchange and sodium borohydride technologies of the Process Chemicals business, the biocides and personal care related segments of the Consumer and Industrial Specialties business, the AgroFresh™ business, the Powder Coatings business of our current Coatings reportable segment, the graphic arts products of the Architectural and Functional Coatings reportable segment, and other niche technologies.
We continued to manage and evaluate the businesses under the current operating structure through December 31, 2006.
Note 9: Retirement Benefits
We sponsor and contribute to qualified and non-qualified pension and postretirement benefit plans that provide defined benefits to U.S. and non-U.S. employees. Pension benefits earned are generally based on years of service and compensation during active employment.
Our non-qualified pension plans consist of noncontributory, unfunded pension plans that provide supplemental defined benefits primarily to U.S. employees whose benefits under the qualified pension plan are limited by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.
In addition to pension benefits, we provide postretirement benefits including health care and life insurance benefits under numerous plans for substantially all of our domestic retired employees, for which we are self-insured. Most retirees are required to contribute toward the cost of such coverage. We also provide health care and life insurance benefits to some non-U.S. retirees primarily in France and Canada.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This statement amends SFAS Nos. 87, 88, 106 and 132(R). SFAS No. 158 requires employers to recognize the overfunded or underfunded projected benefit obligation (PBO) of a defined benefit plan as an asset or liability in the statement of financial position. The PBO represents the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future salary increases. Prior to the issuance of SFAS No. 158, the consolidated balance sheet as of a fiscal year end was required to, at a minimum, reflect an amount equal to the unfunded accumulated benefit obligation (ABO), which differs from the projected benefit obligation in that it includes no assumption on future compensation levels. SFAS No. 158 also requires employers to recognize annual changes in gains or losses, prior service costs, or other credits that have not been recognized as a component of net periodic pension cost, net of tax, through comprehensive income.
We have adopted the recognition provisions of SFAS No. 158 for the year ended December 31, 2006 for our pension and postretirement plans. The impact of adoption on our December 31, 2006 balance sheet is as follows:

	Before Application of		After Application of
(in millions)	SFAS No. 158	Adjustments	SFAS No. 158
Other assets	$616	$(292)	$324

Total Assets	$9,845	$(292)	$9,553

Accrued liabilities	$845	$(29)	$816

Total current liabilities	2,017	(29)	1,988

Employee benefits	626	109	735
Deferred income taxes	881	(127)	754

Total Liabilities	5,447	(47)	5,400

Accumulated other comprehensive loss – unrecognized losses and prior service cost, net, on pension and postretirement obligations	(87)	(243)	(330)
Accumulated other comprehensive loss – cumulative translation adjustments	12	(2)	10

Total accumulated other comprehensive loss	(71)	(245)	(316)

Total Liabilities and Stockholders’ Equity	$9,845	$(292)	$9,553

SFAS No. 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of its year-end statement of financial position, with limited exceptions. The measurement date provision of SFAS No. 158 is effective for fiscal years ending after December 15, 2008. Currently, all of our pension and postretirement plans have a measurement date of December 31, with the exception of two of our Japanese plans. We do not expect the adoption of the measurement date provision to have a material impact on our financial position, results of operations, or cash flows.

Qualified Pension Plans
A summary of the net periodic expense for these plans is as follows:

	2006		2005		2004
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Components of net periodic pension expense:
Service cost	$57	$20	$56	$19	$55	$16
Interest cost	95	34	92	32	92	28
Expected return on plan assets	(122)	(39)	(113)	(35)	(124)	(32)
Amortization of net gain existing at adoption of SFAS No. 87	—	—	—	(1)	—	(1)
Unrecognized prior service cost	2	—	2	1	3	1
Unrecognized net actuarial loss	28	10	25	6	8	3

Net periodic pension expense, excluding special items (1)	60	25	62	22	34	15

Settlement and curtailment losses	—	—	—	1	—	—
Special termination benefits	—	—	—	—	—	2

Special items (2)	—	—	—	1	—	2

Net periodic pension expense	$60	$25	$62	$23	$34	$17

Notes:

(1)	Amount represents traditional net periodic pension expense (income) components.

(2)	Settlement and curtailment losses (gains), and special termination benefits, which include severance and early retirement costs.
The following table sets forth the weighted average assumptions used in the calculation of net periodic pension expense:

Weighted-average assumptions
used to determine net expense for
the period January 1, - December	2006		2005		2004
31,	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Discount rate	5.70%	4.77%	5.80%	5.49%	6.25%	5.73%
Expected return on plan assets	8.50%	6.97%	8.50%	7.37%	8.50%	7.40%
Rate of compensation increase	4.00%	3.88%	4.00%	4.14%	4.00%	4.14%
The discount rates were determined by projecting the plans’ expected future benefit payments as defined for the projected benefit obligation, discounting those expected payments using a zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date, and solving for the single equivalent discount rate that resulted in the same projected benefit obligation. A 1% increase in the discount rate would have decreased the net periodic benefit cost for 2006 by $38 million. A 1% decrease in the discount rate would have increased the 2006 net periodic benefit cost by $40 million.

Items included in accumulated other comprehensive loss represent amounts that have not been recognized in net periodic pension expense. The components recognized in accumulated other comprehensive loss, prior to adjustment for taxes, as of December 31, 2006 include:

	2006
(in millions)	U.S.	Non-U.S.

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$256	$142
Prior service cost	10	(1)

	$266	$141

Year-end 2006 amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic pension expense during fiscal year 2007 are as follows:

	Pension
(in millions)	U.S.	Non-U.S.

Net actuarial loss	$11	$8
Prior service cost	2	—

	$13	$8

The following table sets forth the weighted average assumptions used in the calculation of the PBO:

Weighted-average assumptions used to determine benefit	2006		2005
obligation for years ended December 31,	U.S.	Non-U.S.	U.S.	Non-U.S.

Discount rate	5.90%	5.09%	5.70%	4.85%
Rate of compensation increase	4.00%	3.91%	4.00%	3.91%

The following table reflects the change in our projected benefit obligation and the change in the fair value of plan assets based on the measurement date, as well as the amounts recognized in our balance sheets:

	2006		2005
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.

Change in pension benefit obligation:
Pension benefit obligation at beginning of year	$1,749	$665	$1,601	$602
Service cost, excluding expenses	57	20	56	19
Interest cost	95	34	92	32
Participant contributions	—	4	—	2
Plan amendments	—	(5)	—	2
Actuarial (gain) loss	(66)	(29)	109	59
Benefits paid	(152)	(26)	(109)	(25)
Acquisitions and plan transfers	—	26	—	22
Curtailments	—	(1)	—	—
Settlements	—	—	—	(6)
Special termination benefits	—	—	—	—
Foreign currency translation adjustment	—	57	—	(42)

Pension benefit obligation at end of year	$1,683	$745	$1,749	$665

Change in plan assets:
Fair value of plan assets at beginning of year	$1,586	$511	$1,457	$432
Actual return on plan assets	216	57	113	74
Employer contribution	137	57	125	42
Participant contributions	—	4	—	2
Acquisitions and plan transfers	—	20	—	20
Settlements	—	—	—	(6)
Benefits paid	(152)	(26)	(109)	(25)
Administrative expenses	—	—	—	(1)
Foreign currency translation adjustment	—	44	—	(27)

Fair value of plan assets at end of year	$1,787	$667	$1,586	$511

Funded status at end of year	$104	$(78)	$(163)	$(154)

Unrecognized prior service cost			12	5
Unrecognized actuarial loss			444	186

Net amounts recognized			$293	$37

Amounts recognized in the consolidated balance sheets:
Other assets	$104	$27	$293	$13
Accrued liabilities	—	(1)	—	(50)
Employee benefits	—	(104)	—	(44)
Accumulated other comprehensive loss	—	—	—	118

Net amounts recognized	$104	$(78)	$293	$37

Benefits paid to participants of our U.S. retirement plan have increased for 2006 due to payments made to employees of our divested North American Automotive Coatings business, along with an overall acceleration of participant retirements.
To the extent the expected return on plan assets varies from the actual return, an actuarial gain or loss results. Each 1% increase or decrease in the expected rate of return assumption would have decreased or increased the net periodic benefit expense for 2006 by $20 million.

The net assets of our defined benefit pension plans, which consist primarily of equity and debt securities, were measured at market value. The plans are prohibited from holding shares of Rohm and Haas stock, except where it is a component of an index fund. The target and actual plan asset allocation at December 31, 2006 and 2005, by asset category for U.S. and the significant non-U.S. plans, are as follows:

			Percentage of Plan Assets
	Targeted %		Actual %		Targeted %		Actual %
	2006		2006		2005		2005
Asset Category	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Equity securities	61	49	62	49	67	58	66	58
Debt securities	21	36	20	36	20	35	19	33
Insurance contracts	—	8	—	8	—	4	—	4
Real estate	7	5	7	6	7	3	8	3
Hedge funds	5	—	4	—	—	—	—	—
Other	6	2	7	1	6	—	7	2

Total	100	100	100	100	100	100	100	100

The fiduciaries of our plans determine how investments should be allocated among asset categories after taking into account plan demographics, asset returns and acceptable levels of risk. Asset allocation targets are established based on the long-term return and volatility characteristics of the asset categories. The targeted asset category allocations recognize the benefit of diversification and the profiles of the plans’ liabilities. The plans’ assets are currently invested in a variety of funds representing most standard equity and debt security classes. During 2006, we updated our investment policy for two of our significant non-U.S. plans to decrease the percentage of plan assets invested in equity securities and increase the percentage of plan assets invested in debt securities. Our U.S. plan investments are balanced with the goal of containing potential declines in asset values within a specified percentage and preventing negative returns over a five year period. The plans’ investment policy mandates diversification, consistent with that goal. While no significant changes in the asset allocation are expected during 2007, we are permitted to make changes at any time.
The unrecognized actuarial loss (gain) represents the actual changes in the estimated obligation and plan assets that have not been recognized in our income statement. During 2006, the plans’ total unrecognized net loss decreased by $232 million. The decrease in unrecognized loss is primarily due to higher discount rates for both the U.S. and non-U.S. plans. Higher than expected actual returns on plan assets decreased the total unrecognized net loss by $112 million during 2006. Actuarial gains and losses are not recognized immediately, but instead are accumulated as a part of the unrecognized net loss balance and amortized into net periodic pension expense over the average remaining service period of participating employees as certain thresholds are met.
Because the total unrecognized net loss exceeds the greater of 10% of the projected benefit obligation or 10% of the plan assets, the excess will be amortized over the average expected future working lifetime of active plan participants. As of December 31, 2006, the average expected future working lifetime of active plan participants varies by plan and is within a range of 6 to 22 years. Actual results for 2007 will depend on the 2007 actuarial valuation of the plan.
Projected benefit payments, which reflect expected future service, are as follows:

(in millions)	U.S.	Non-U.S.

2007	$106	$25
2008	114	27
2009	121	29
2010	124	31
2011	138	34
2012-2016	797	204

During the year ended December 31, 2006, we contributed $57 million to our international pension plans, of which $30 million represented contributions to our Canadian pension trust. In addition, we increased the funding of our U.S. pension and other postretirement employee benefit plans on a tax-deductible basis by contributing $149 million to our U.S. pension trust in November 2006. Of this total, $137 million was designated to fund pension benefits and the remaining $12 million to fund retiree health care.
We do not expect to make contributions to our U.S. plans during 2007; however, we expect to contribute $29 million to our non-U.S. plans. Funding requirements for subsequent years are uncertain and will significantly depend on changes in assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plan, and any legislative or regulatory changes affecting plan funding requirements. For tax planning, financial planning, cash flow management or cost reduction purposes, the company may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.
The accumulated benefit obligation (ABO) is the actuarial present value of benefits attributed to employee service rendered to a particular date, based on current salaries. The ABO for our U.S. plans was $1,375 million and $1,420 million, at December 31, 2006 and 2005, respectively. The ABO for our non-U.S. plans was $669 million and $583 million at December 31, 2006 and 2005, respectively.
The following table provides information on pension plans where the ABO exceeds the value of plan assets:

	2006		2005
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.

Plans for which accumulated benefit obligation exceeds assets:
Projected benefit obligation	$—	$(480)	$—	$(580)
Accumulated benefit obligation	—	(447)	—	(516)
Fair value of plan assets	—	379	—	423
Non-Qualified Pension Plans
The following disclosures include the components of net periodic pension cost and other amounts recognized in other comprehensive loss for both the U.S. and Canadian non-qualified pension plans:

(in millions)	2006	2005	2004

Components of net periodic pension expense:
Service cost	$2	$2	$1
Interest cost	9	9	9
Unrecognized prior service cost	1	1	1
Other amortization, net	4	4	4

Net periodic pension expense	$16	$16	$15

The following table sets forth the weighted average assumptions used in the calculation of net periodic pension expense:

Weighted-average assumptions used to determine net
expense for the period January 1, - December 31,	2006	2005	2004

Discount rate	5.70%	5.80%	6.25%
Rate of compensation increase	4.00%	4.00%	4.00%
Amounts recognized in accumulated other comprehensive loss as at December 31, 2006 include net unrecognized actuarial losses of $59 million. The estimated December 31, 2006 net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic pension expense over the next fiscal year is $4 million.
The following table sets forth the weighted average assumptions used in the calculation of the PBO:

Weighted-average assumptions used to determine
benefit obligation for years ended December 31,	2006	2005

Discount rate	5.90%	5.70%
Rate of compensation increase	4.00%	4.00%

The following table reflects the change in our projected benefit obligation and fair value of plan assets based on the measurement date:

(in millions)	2006	2005

Change in pension benefit obligation:
Pension benefit obligation at beginning of year	$156	$152
Service cost, excluding expenses	2	2
Interest cost	9	9
Actuarial (gain) loss	(1)	5
Benefits paid	(11)	(12)

Pension benefit obligation at end of year	$155	$156

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	11	12
Benefits paid	(11)	(12)

Fair value of plan assets at end of year	$—	$—

Funded status at end of year	$(155)	$(156)

Unrecognized prior service cost		1
Unrecognized actuarial loss		64

Net amounts recognized		$(91)

Amounts recognized in the consolidated balance sheets:
Other assets	$—	$1
Accrued liabilities	(10)	(10)
Employee benefits	(145)	(134)
Accumulated other comprehensive loss	—	52

Net amounts recognized	$(155)	$(91)

We have a non-qualified trust, referred to as a “rabbi” trust, to fund benefit payments under our non-qualified U.S. pension plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as corporate assets and are classified as other non-current assets. Assets held in trust at December 31, 2006 and 2005 totaled $71 million and $63 million, respectively.
Non-qualified plan contributions, which reflect expected future service, are as follows:

(in millions)	Total

2007	$10
2008	12
2009	12
2010	12
2011	11
2012-2016	60
The ABO of the non-qualified plans is $141 million and $144 million as of December 31, 2006 and 2005, respectively.
In 1997, we instituted a non-qualified savings plan for eligible employees in the U.S. The purpose of the plan is to provide additional retirement savings benefits beyond the otherwise determined savings benefits provided by the Rohm and Haas Company Employee Stock Ownership and Savings Plan (“the Savings Plan”). See Note 22 for more information on the Savings Plan. Each participant’s non-qualified savings plan contributions are notionally invested in the same investment funds as the participant has elected for investment in his or her Savings Plan account. For most participants, we contribute a notional amount equal to 60% of the first 6% of the amount contributed by the participant. Our matching contributions are allocated to deferred stock units. At the time of distribution, each deferred stock unit is distributed as one share of Rohm and Haas Company common stock. We recorded expense of $5 million, $3 million, and $1 million in 2006, 2005 and 2004, respectively, for the non-qualified savings plan.

Other Postretirement Benefits
The following disclosures include amounts for both the U.S. and significant Non-U.S. postretirement plans:

(in millions)	2006	2005	2004

Components of net periodic postretirement cost:
Service cost	$5	$5	$5
Interest cost	25	26	28
Expected Return on Plan Assets	(1)	—	—
Net amortization	—	(1)	(2)

Net periodic postretirement cost	$29	$30	$31

The following table sets forth the weighted average assumptions used in the calculation of net periodic postretirement cost for the U.S. plans:

	2006	2005	2004

Weighted-average assumptions for annual expense:
Discount rate	5.60%	5.60%	6.25%
Health care cost trend rate (current rate)	9.00%	10.00%	10.00%
Health care cost trend rate (ultimate rate)	5.00%	5.00%	5.00%
Health care cost trend rate (year ultimate rate reached)	2010	2010	2009
The components recognized in accumulated other comprehensive loss, prior to adjustment for taxes, as of December 31, 2006 include:

(in millions)	2006

Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$41
Prior service credit	(10)

$31

The December 31, 2006 estimated net actuarial loss and prior service credit that will be amortized from other comprehensive loss into net periodic postretirement cost over the next fiscal year are $2 million and $2 million, respectively.
Different discount rates and trend rates are used for non-U.S. plans, which account for approximately 16% of the total benefit obligation as of December 31, 2006.

The following table reflects the change in the postretirement benefit obligation and the plans’ funded status based on the measurement date:

(in millions)	2006	2005

Change in postretirement benefit obligation:
Benefit obligation at beginning of year	$486	$497
Service cost	5	5
Interest cost	25	26
Contributions	17	16
Actuarial loss	(20)	21
Medicare Part D subsidy	—	(24)
Benefits paid	(56)	(55)
Foreign currency translation adjustment	1	—

Benefit obligation at end of year	$458	$486

Plan assets	$25	$12

Funded status at end of year	$(433)	$(474)

Unrecognized prior service credit		(12)
Unrecognized actuarial loss		63

Net amounts recognized		$(423)

Amounts recognized in the consolidated balance sheets:
Accrued liabilities	$(39)	(42)
Employee benefits	(394)	(381)

Net amounts recognized	$(433)	$(423)

The following table sets forth the weighted average assumptions used in the calculation of the U.S. postretirement benefit obligation:

	2006	2005	2004

Weighted-average assumptions for year-end APBO:
Discount rate	5.90%	5.60%	5.60%
Health care cost trend rate (current rate)	10.00%	9.00%	10.00%
Health care cost trend rate (ultimate rate)	5.00%	5.00%	5.00%
Health care cost trend rate (year ultimate rate reached)	2012	2010	2010
The U.S. benefit obligation as of December 31, 2006 is based on a health care cost trend rate of 10% declining annually in 1% increments to a long-term rate of 5%. Different discount rates and trend rates are used for non-U.S. plans. The U.S. plan generally limits our per-capita cost to double the 1992 cost. Different cost limits apply to some groups of participants, and there are some retirees to whom the limits do not apply. The limits greatly reduce the impact of health care cost trend rates on the benefit obligation and expense.
A one-percentage-point change in assumed health care cost trend rates would have approximately the following effects on our global postretirement plans:

	1-Percentage Point		1-Percentage Point
	Increase		Decrease
(in millions)	2006	2005	2006	2005

Effect on total of service and interest cost components	$1	$1	$(1)	$(1)
Effect on postretirement benefit obligation	15	12	(11)	(9)
On December 8, 2003, the President of the United States signed the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act). The Act introduced a prescription drug benefit under Medicare (Medicare Part D), along with a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. We sponsor retiree health care plans that our plan actuaries have determined to be actuarially equivalent to Medicare Part D. We recognized the effects of the Act during 2004, which reduced the 2004 accumulated postretirement benefit obligation by approximately $11 million. During January 2005 the Final Rule for implementing the Medicare Prescription Drug Benefit was issued, which clarified the methodology for determining the actuarial equivalence and the amount of the federal subsidy. We recognized the impact of the Final Rule during 2005 by reducing our 2005 accumulated postretirement benefit obligation by approximately $24 million.
Projected benefit payments for our U.S. and non-U.S. plans, which reflect expected future service are as follows:

	Total net benefit
	payments before	Estimated amount
	Medicare Part D	of Medicare Part D
(in millions)	subsidy	subsidy

2007	$43	$3
2008	43	4
2009	43	4
2010	42	4
2011	42	4
2012-2016	192	22
During January 2007, we received $3 million of Medicare Part D subsidy payments relating to plan year 2006.
Note 10: Employee Benefits

(in millions)	2006	2005

Postretirement health care and life insurance benefits	$394	$381
Unfunded supplemental pension plan	145	134
Long-term disability benefit costs	42	40
Foreign pension liabilities	104	44
Other	50	52

Total	$735	$651

See Note 9 for more information on pension and postretirement health care benefits.
Note 11: Restricted Cash
Restricted cash represents investments in cash equivalents through a trust designed to meet financial assurance requirements of U.S., state and local environmental agencies with respect to plant operations. These requirements are based on an annual assessment of our net worth. Because we have met the specified requirements, most authorities have released the restrictions and only $3 million remained at December 31, 2006, down from $4 million at December 31, 2005.
Note 12: Receivables, net

(in millions)	2006	2005

Customers	$1,356	$1,312
Affiliates	18	23
Employees	12	5
Other	224	188

	1,610	1,528
Less: allowance for doubtful accounts	40	43

Total	$1,570	$1,485

Employee receivables are primarily comprised of relocation and education reimbursements for our employees.

Note 13: Inventories
Inventories consist of the following:

(in millions)	2006	2005

Finished products and work in process	$818	$638
Raw materials	121	118
Supplies	45	42

Total	$984	$798

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) inventory method for domestic inventories, which approximates 50% of the total inventory balance. The remainder is determined by the first-in, first-out (FIFO) method. The excess of replacement cost over the value of inventories based upon the LIFO method was $127 million and $120 million at December 31, 2006 and 2005, respectively. Liquidation of prior years’ LIFO inventory layers did not materially affect cost of goods sold in 2006, 2005 or 2004.
Note 14: Prepaid Expenses and Other Current Assets

(in millions)	2006	2005

Deferred tax assets	$149	$168
Prepaid expenses	67	81
Fair market value of interest rate lock (see Note 5)	11	—
Other current assets	27	20

Total	$254	$269

Note 15: Land, Buildings and Equipment, net

(in millions)	2006	2005

Land	$142	$139
Buildings and improvements	1,729	1,683
Machinery and equipment	5,721	5,531
Capitalized interest	340	329
Construction in progress	218	168

	8,150	7,850
Less: Accumulated depreciation	5,481	5,208

Total	$2,669	$2,642

The principal lives (in years) used in determining depreciation rates of various assets are: buildings and improvements (10-50); machinery and equipment (5-20); automobiles, trucks and tank cars (3-10); furniture and fixtures, laboratory equipment and other assets (5-10); capitalized software (5-7). The principle life used in determining the depreciation rate for leasehold improvements is the years remaining in the lease term or the useful life (in years) of the asset, whichever is shorter. These assets are depreciated over their estimated useful lives using straight-line methods.
In 2006, 2005 and 2004, respectively, interest costs of $11 million, $9 million and $10 million were capitalized. Amortization of such capitalized costs included in depreciation expense was $14 million, $14 million and $15 million in 2006, 2005 and 2004, respectively.
Depreciation expense was $403 million, $415 million and $414 million in 2006, 2005 and 2004, respectively.

Note 16: Goodwill and Other Intangible Assets, net
Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004, by business segment, are as follows:

						Adhesives
			Performance	Electronic		and
(in millions)	Coatings	Monomers	Chemicals	Materials	Salt	Sealants	Total

Balance as of January 1, 2005(1)	$241	$29	$180	$370	$357	$471	$1,648
Goodwill related to acquisitions(2)	—	—	6	11	—	—	17
Currency effects and other(3)	(8)	—	(12)	(2)	(1)	(10)	(33)
Opening balance sheet adjustments(4)	(21)	—	(18)	(17)	(28)	(23)	(107)

Balance as of December 31, 2005	$212	$29	$156	$362	$328	$438	$1,525
Goodwill related to acquisitions(2)	—	—	6	8	—	—	14
Currency effects and other(3)	3	—	5	(2)	(5)	1	2

Balance as of December 31, 2006	$215	$29	$167	$368	$323	$439	$1,541

Notes:

(1)	Certain prior year balances have been reclassified to conform to the current year presentation.

(2)	Goodwill related to acquisitions is due to the following: $8.0 million and $11.0 million, respectively, Electronic Materials — buyback of additional shares of CMPT; $6.0 million and $6.0 million, respectively, Performance Chemicals — related to the 2006 acquisition of Floralife®, Inc., and 2005 acquisition of a joint venture.

(3)	Certain goodwill amounts are denominated in foreign currencies and are translated using the appropriate U.S. dollar exchange rate.

(4)	Primarily relates to adjustments to opening balance sheet liabilities due to the favorable resolution of tax audits resulting in the reduction of opening balance sheet tax reserves and valuation allowances.

Intangible Assets
SFAS No. 142 established two broad categories of intangible assets: finite-lived intangible assets, which are subject to amortization; and indefinite-lived intangible assets, which are not subject to amortization.
The following table provides information regarding our intangible assets:
Gross Asset Value

	Finite Lived				Indefinite Lived
				Patents,
	Developed	Customer		Licenses &
(in millions)	Technology	Lists	Tradename	Other	Strategic	Tradename	Total

Balance as of January 1, 2005	$383	$873	$142	$164	$62	$318	$1,942
Retirements	—	—	—	(4)	—	—	(4)
Currency	1	20	3	2	13	10	49
Acquisitions	—	—	—	—	—	—	—
Impairments	(1)	(28)	(7)	(2)	—	—	(38)

Balance as of December 31, 2005	$383	$865	$138	$160	$75	$328	$1,949

Currency	6	13	3	(1)	—	—	21
Acquisitions	9	3	—	13	—	1	26

Balance as of December 31, 2006	$398	$881	$141	$172	$75	$329	$1,996
Accumulated Amortization

	Finite Lived				Indefinite Lived
				Patents,
	Developed	Customer		Licenses &
(in millions)	Technology	Lists	Tradename	Other	Strategic	Tradename	Total

Balance as of January 1, 2005	$(126)	$(123)	$(27)	$(91)	$(4)	$(20)	$(391)
Additions	(23)	(21)	(2)	(9)	—	—	(55)
Currency	—	(5)	(2)	—	(1)	(1)	(9)
Impairments	—	5	3	1	—	—	9

Balance as of December 31, 2005	$(149)	$(144)	$(28)	$(99)	$(5)	$(21)	$(446)
Additions	(24)	(23)	(4)	(5)	—	—	(56)
Currency	(3)	(3)	(1)	—	—	—	(7)

Balance as of December 31, 2006	$(176)	$(170)	$(33)	$(104)	$(5)	$(21)	$(509)

Net Book Value	$222	$711	$108	$68	$70	$308	$1,487

Certain of our intangible assets are denominated in foreign currencies and are translated using the appropriate U.S. dollar exchange rate. For the year ended December 31, 2006, the currency translation adjustment recorded to the gross carrying amount and accumulated amortization was $21 million and $(7) million, respectively. During the first quarter of 2005, we discovered inaccuracies in the methodology being used to translate foreign currency denominated assets, acquired in our purchase of Morton International, Inc., into U.S. dollars. As a result, currency translation adjustments related to these assets were understated and we recorded a $33 million increase to our cumulative translation adjustment account, a component of accumulated other comprehensive loss. The impact to intangible assets was an $82 million increase to the gross carrying amount and a $(12) million increase to accumulated amortization. For the year ended December 31, 2005, the currency translation adjustment recorded to the gross carrying amount and accumulated amortization was $(33) million and $3 million, respectively.

Finite-lived intangible assets increased by $14 million as a result of our acquisition of Floralife®, Inc. in April 2006. In addition, we also acquired various license agreements amounting to $12 million finite-lived intangibles in relation to our Electronic Materials Business. In 2005, we recorded $29 million, respectively to adjust the carrying value of certain finite-lived intangible assets to their fair values in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” These charges were recorded in the Provision for Restructuring and Asset Impairments in the Consolidated Statement of Operations. See Note 3: “Provision for Restructuring and Asset Impairments” for additional information on the impairments.
Annual SFAS No. 142 Impairment Review
In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to perform, at a reporting unit level, an annual impairment review of goodwill and indefinite-lived intangible assets, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For purposes of this review, we primarily utilize discounted cash flow analyses for estimating the fair value of the reporting units. We completed our annual recoverability review as of May 31, 2006, 2005 and 2004, and determined that goodwill and indefinite-lived intangible assets were fully recoverable as of these dates.
SFAS No. 144 Impairment Review
Finite-lived intangible assets are amortized over their estimated useful lives and are reviewed for impairment whenever changes in circumstances indicate the carrying value may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
Amortization expense for finite-lived intangible assets was $56 million and $55 million for the year ended December 31, 2006 and 2005, respectively. Future amortization expense is estimated to be $57 million for the year 2007 and $56 million for each of the subsequent four years.
Note 17: Other Assets

(in millions)	2006	2005

Prepaid pension cost (see Note 9)	$131	$306
Rabbi trust assets (see Note 9)	71	63
Insurance receivables	28	28
Deferred tax assets (see Note 7)	52	29
Other employee benefit assets	16	20
Fair market value of interest rate swaps (see Note 5)	—	1
Other non-current assets	26	29

Total	$324	$476

Note 18: Borrowings
Short-Term Obligations

(in millions)	2006	2005

Other short-term borrowings	$112	$110
Current portion of long-term debt	281	11

Total	$393	$121

Generally, our short-term borrowings consist of bank loans with an original maturity of twelve months or less. As of December 31, 2006, we had uncommitted credit arrangements with financial institutions to provide local credit facilities to our foreign subsidiaries for working capital needs. At December 31, 2006 and 2005, $80 million and $88 million, respectively, were outstanding under such arrangements. The weighted-average interest rate of short-term borrowings was 6.6% and 5.2% at December 31, 2006 and 2005, respectively.

In November 2003 and September 2004, we entered into three-year receivables securitization agreements under which two of our operating subsidiaries in Japan sell a defined pool of trade accounts receivable without recourse to an unrelated third party financier who purchases and receives ownership interest and the risk of credit loss in those receivables. The transfers qualify for sales treatment under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The utilized balance under the receivables securitization agreements was $18 million at December 31, 2006 and 2005 and is not included in debt on the Consolidated Balance Sheets but rather is reflected as a reduction of receivables. Amounts sold related to these agreements totaled $70 million and $75 million in 2006 and 2005, respectively. The maximum availability under these agreements is $31 million. We continue to retain collection and administrative responsibilities in the receivables. When the third party financier sells the receivables, the associated discount is accounted for as a loss on the sale of receivables and has been included in other expense in the Consolidated Statements of Operations. This discount was immaterial in 2006, 2005 and 2004. Due to the short-term nature of the non-interest bearing receivables sold, changes to the key assumptions would not materially impact the recorded loss on the sale of receivables.
Long-Term Debt and Other Financing Arrangements
The following table illustrates the carrying value of long-term debt included in the Consolidated Balance Sheets at December 31, 2006 and 2005.

(in millions)	Currency	Maturities	2006	2005

6.0% notes	Euro	2007	$211	$190
TIBOR(1) plus 0.45% notes	Japanese Yen	2007	59	59
TIBOR(1) plus 0.45% notes	Japanese Yen	2008	—	70
7.40% notes	U.S. Dollar	2009	—	100
TIBOR(1) plus 0.45% notes	Japanese Yen	2009	23	—
8.74% obligation	U.S. Dollar	2012	19	21
3.50% notes	Euro	2012	319	285
9.25% debentures	U.S. Dollar	2020	144	145
9.80% notes	U.S. Dollar	2020	91	98
7.85% debentures	U.S. Dollar	2029	882	882
3.50% notes	Japanese Yen	2032	167	170
Fair market value adjustments			20	29
Other			34	36

			1,969	2,085
Less: current portion			281	11

Total			$1,688	$2,074

Note:

(1)	Six-month Tokyo Interbank Offered Rate (“TIBOR”)
In December 2006, we issued 2.7 billion of Japanese Yen-denominated variable rate notes (approximately $23 million at December 31, 2006) due in December 2009. The interest rate is set semi-annually in June and December at the six-month TIBOR plus 0.45%. Interest is paid semi-annually.
During 2006, we completed the early retirement of the remaining $100 million of 7.4% notes scheduled to mature on July 15, 2009. The retirement which was completed in three stages beginning in March 2005, resulted in a loss of $17 million in 2005 and an immaterial gain in 2006.
In July 2005, we issued 8.25 billion of Japanese Yen-denominated variable rate notes ($70 million at December 31, 2005) due in July 2008. The interest rate is set semi-annually in January and July at the six-month TIBOR plus 0.45%. Interest is paid semi-annually in January and July. These notes were retired early in September 2006.
On September 19, 2005, we completed an exchange offer to existing holders of our €400 million 6.0% Euro-denominated notes due March 9, 2007. As a result of the exchange offer, €240 million of the 6.0% Euro notes was exchanged for €253 million 3.5% Euro-denominated notes due September 19, 2012. The transaction was accounted for as an exchange of debt under EITF 96-19, “ Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” and therefore no gain or loss was recognized. Costs of approximately $1 million associated with the exchange were expensed during the third quarter of 2005. The 3.5% Euro notes were initially recorded at €240 million ($284 million at December 31, 2005) (a discount of €13 million) and subject to accretion up to the €253 million principal value over the time through maturity.
The 3.50% Japanese Yen notes issued in February 2002 are callable annually after March 2012.
The 9.25% debentures due 2020, previously issued by Morton International, Inc., are credit-sensitive unsecured obligations (Debentures). The coupon interest rate on the Debentures is subject to adjustment upon changes in the debt rating of the Debentures as determined by Standard and Poor’s Corporation or Moody’s Investors Service. Upon acquiring Morton International, Inc., we recorded a fair market value adjustment on the Debentures, which is being amortized ratably over the remaining life of the Debentures. The remaining amount of this adjustment amounted to $17 million in 2006 and $19 million in 2005. These debentures are guaranteed by Rohm and Haas Company.
The remaining fair market value adjustments result from changes in the carrying amounts of certain fixed-rate borrowings that have been designated as being hedged. In 2006, the remaining $3 million relates to settled interest rate swaps on outstanding debt. Of the $10 million in 2005, $1 million relates to outstanding interest rate swaps and $9 million relates to settled interest rate swaps on outstanding debt. The proceeds from the settlement of interest rate swaps are recognized as reductions of interest expense over the remaining maturity of the related hedged debt.
We have a revolving credit facility of $500 million, which expires December 2011, that is maintained for general corporate purposes including support for any future issuance of commercial paper. The commitment was unused at December 31, 2006 and 2005. No compensating balance is required for this revolving credit agreement. Our revolving credit and other loan agreements require that earnings before interest, taxes, depreciation and amortization, excluding certain items, exceed 3.5 times consolidated interest expense on a rolling four-quarter basis. There are no restrictions on the payment of dividends.
At December 31, 2006, we had outstanding letters of credit totaling approximately $36 million issued primarily in support of self-insurance, environmental and tax-related activities. There were no drawdowns under these letters of credit.
The aggregate amount of long-term debt maturing in each of the next five years is $281 million in 2007, $11 million in 2008, $33 million in 2009, $13 million in 2010, and $10 million in 2011.
During 2006, 2005 and 2004, we made interest payments, net of capitalized interest, of $109 million, $147 million, and $139 million, respectively.
Note 19: Accrued Liabilities

(in millions)	2006	2005

Salaries and wages	$170	$198
Interest	52	53
Sales incentive programs and other selling accruals	69	78
Taxes, other than income taxes	107	83
Employee benefits	93	138
Derivative instruments	41	8
Reserve for restructuring (see Note 3)	37	37
Deferred Revenue on Supply Contracts	10	10
Insurance and legal	4	9
Marketing and sales promotion	14	14
Reserve for environmental remediation (see Note 26)	40	36
Other	179	145

Total	$816	$809

Note 20: Other Liabilities

(in millions)	2006	2005

Reserves for environmental remediation (see Note 26)	$101	$111
Deferred revenue on supply contracts	34	46
Legal contingencies	42	42
Asset retirement obligations	15	14
Other	38	28

Total	$230	$241

Our asset retirement obligations are primarily associated with the following: 1) the capping of certain brine and gas wells used by our Salt segment for the production of various products; and 2) the contractual requirement to remove or dismantle certain leasehold improvements at the end of the lease term.

Asset Retirement
(in millions)	Obligations

Balance as of January 1, 2004	$13

Liabilities settled	(1)
Accretion expense	1
Currency effects	1
Revisions in estimated cash flows	—

Balance as of December 31, 2004	$14

Liabilities settled	—
Accretion expense	1
Currency effects	—
Revisions in estimated cash flows	(1)

Balance as of December 31, 2005	$14

Liabilities settled	(1)
Accretion expense	1
Currency effects	1
Revisions in estimated cash flows	—

Balance as of December 31, 2006	$15

The liability for certain asset retirement obligations cannot currently be measured as the retirement dates are not yet determinable. We will recognize the liability when sufficient information exists to estimate a range of potential dates.

Note 21: Earnings Per Share
The reconciliation from basic to diluted earnings per share from continuing operations is as follows:

	Earnings	Shares	Per Share
(in millions, except per share amounts)	(Numerator)	(Denominator)	Amount

2006
Net earnings from continuing operations available to stockholders	$755	218.9	$3.45
Dilutive effect of options and non-vested restricted stock(1)		2.3

Diluted earnings from continuing operations per share	$755	221.2	$3.41

2005
Net earnings from continuing operations available to stockholders	$616	221.9	$2.78
Dilutive effect of options and non-vested restricted stock(1)		2.0

Diluted earnings from continuing operations per share	$616	223.9	$2.75

2004
Net earnings from continuing operations available to stockholders	$484	222.9	$2.17
Dilutive effect of options and non-vested restricted stock(1)		1.3

Diluted earnings from continuing operations per share	$484	224.2	$2.16

Note:

(1)	There were approximately 0.7 million shares, 0.7 million shares and 1.2 million shares in 2006, 2005 and 2004, respectively, attributable to stock options that were excluded from the calculation of diluted earnings per share as the exercise price of the stock options was greater than the average market price.
Note 22: Stockholders’ Equity
We have an employee stock ownership and savings plan (“the Savings Plan”) where eligible employees may contribute up to 50% of qualified before-tax pay and up to 19% of after-tax pay to the Savings Plan, subject to the annual limit set by the IRS. We match the first 6% of the salary contributed at 60 cents on the dollar. We provide for the Savings Plan matching contributions with common shares through a leveraged Employee Stock Ownership Plan (ESOP). We have elected to continue to account for the Savings Plan based on AICPA Statement of Position 76-3, “Accounting Practices for Certain Employee Stock Ownership Plans” as permitted by AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.”
The ESOP purchased 18.9 million shares (split adjusted) of our common stock in 1990. The 18.9 million shares will decline over the 30-year life of the ESOP as shares are allocated to employee savings plan member accounts. We financed this purchase by borrowing $150 million at a 9.8% rate for 30 years, plus funds from other sources, which were loaned to the ESOP trust with payments guaranteed by us. The ESOP trust funds annual loan payments of $20 million, which include principal and interest, from interest earnings on cash balances and common dividends on shares not yet allocated to participants, common dividends on certain allocated shares and company cash contributions. Interest expense recorded by the ESOP trust related to annual loan payments totaled $15 million, $15 million and $16 million in 2006, 2005 and 2004, respectively.
Dividends paid on ESOP shares used as a source of funds for the ESOP financing obligation were $18 million, $16 million and $15 million, in 2006, 2005 and 2004, respectively. These dividends were recorded net of the related U.S. tax benefits. We contributed cash of $2 million, $4 million and $5 million in 2006, 2005 and 2004, respectively. The number of ESOP shares not allocated to plan members at December 31, 2006, 2005 and 2004 were 8.6 million, 9.2 million and 9.8 million, respectively. All shares not allocated to plan members are considered outstanding for purposes of computing basic and diluted EPS under AICPA Statement of Position 76-3.
We recorded compensation expense for the Savings Plan of $6 million annually in 2006, 2005 and 2004, respectively, for ESOP shares allocated to plan members. We expect to record annual compensation expense of approximately this amount over the next 14 years as the remaining $146 million of ESOP shares are allocated to plan members. The allocation of shares from the ESOP is expected to fund a substantial portion of our future obligation to match employees’ savings plan contributions as the market price of Rohm and Haas stock appreciates. However, if the stock price does not appreciate, we would need to make additional contributions.
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
Share Repurchase Program
In December 2004, our Board of Directors authorized the repurchase of up to $1 billion of our common stock through 2008, with the timing of the purchases depending on market conditions and other priorities for cash. During 2006, we used $264 million of available cash to repurchase 5.7 million of our outstanding shares. As of December 31, 2006, we had repurchased $537 million of our stock or 11.7 million shares under the current authorization.
Note 23: Share-Based Compensation Plans
We have various stock-based compensation plans for directors, executives and employees.
1999 Stock Plan
Under this plan, as amended in 2001 and 2004, we may grant as options or restricted stock up to 29 million shares of common stock with no more than 3 million of these shares granted to any employee as options over a five-year period. No more than 50% of the shares in this plan can be issued as restricted stock. Awards under this plan may be granted to our employees and directors. Options granted under this plan in 2006, 2005 and 2004 were granted at the fair market value on the date of grant and generally vest over three years expiring within 10 years of the grant date. As of December 31, 2006, approximately 14.6 million shares were issuable under this plan.
Non-Employee Directors’ Stock Plans of 1997 and 2005
Under the 1997 Non-Employee Directors’ Stock Plan, directors receive half of their annual retainer in deferred stock. Each share of deferred stock represents the right to receive one share of our common stock upon leaving the board. Directors may also elect to defer all or part of their cash compensation into deferred stock. Annual compensation expense is recorded equal to the number of deferred stock shares awarded multiplied by the market value of our common stock on the date of award. Additionally, directors receive dividend equivalents on each share of deferred stock, payable in deferred stock, equal to the dividend paid on a share of common stock. As a result of provisions of the “American Jobs Creation Act of 2004,” enacted in November 2004, we replaced the Non-Employee Directors’ Stock Plan of 1997 with a new plan which was approved by the stockholders at the May 2005 Annual Meeting of Stockholders. The new plan has the provisions required by this legislation but otherwise has the same terms as the old plan.

Rohm and Haas Company Non-Qualified Savings Plan
Under this plan, as amended in 2005, employees above a certain level can add to their retirement savings by deferring compensation into the plan. We match 60% of participant’s contributions, up to 6% of the participant’s compensation in Rohm and Haas Stock Units that are rights to acquire shares of Rohm and Haas Company common stock. Participants can also make an irrevocable election to convert restricted stock on which restrictions are about to lapse into Rohm and Haas Stock Units. We do not match these elections. Due to the adoption of the “American Jobs Creation Act of 2004,” enacted in November 2004, we replaced the Rohm and Haas Company Non-Qualified Savings Plan with a new plan, which was approved by the stockholders at the May 2005 Annual Meeting of Stockholders. The new plan has the provisions required by this legislation but otherwise has the same terms as the old plan.
Share-Based Compensation Overview
The majority of our share-based compensation awards are granted in restricted stock and restricted stock units (“restricted stock”), and non-qualified stock options. For the years ended December 31, 2006, 2005 and 2004, we recognized approximately $48 million, $50 million and $22 million, respectively, of pre-tax expense related to share-based compensation, and a related income tax benefit of $16 million, $17 million and $8 million, respectively. Approximately $11 million, $6 million and $4 million of the total expense was related to liability awards for the years ended December 31, 2006, 2005 and 2004, respectively. Approximately $5 million, zero, and zero in share-based liabilities were actually paid as of December 31, 2006, 2005, and 2004, respectively.
Of the total expense recorded in 2006, approximately $31 million was a component of selling and administrative expense, $9 million was a component of cost of sales, and $8 million was a component of research and development. The amount of compensation cost capitalized was not material.
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
Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment.” SFAS No. 123R, which is a revision of FASB Statement No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values. Because we adopted the fair value method of recording stock-based compensation as defined in SFAS No. 123 on January 1, 2003, all options granted prior to January 1, 2003 were fully vested as of January 1, 2006. Therefore, the adoption of SFAS No. 123R did not materially impact our consolidated results of operations. However, we are required to comply with the following provisions of SFAS No. 123R, which also did not materially impact our consolidated results:
•	Forfeiture rate — SFAS No. 123R requires the recognition of expense only for awards that will eventually vest. The provision requires pre-vesting forfeitures to be estimated at the time of grant and modified, if necessary, if actual forfeitures differ from estimated forfeitures. Our forfeiture rates were based upon historical share-based compensation cancellations through December 31, 2005. The estimated forfeiture rates resulted in an immaterial adjustment to current unvested awards.

•	Tax benefits — SFAS No. 123R requires tax benefits resulting from share-based compensation in excess of compensation cost recognized to be classified as financing cash flows in the Consolidated Statements of Cash Flows. Prior to the adoption of SFAS No. 123R, tax benefits resulting from share-based compensation were classified as operating cash flows.

•	Tax windfall pool — SFAS No. 123R requires companies to calculate a cumulative pool of tax windfalls, offset by tax shortfalls, using historical data from the original implementation date of SFAS No. 123. We have calculated a tax windfall pool as of December 31, 2006; therefore, any future tax shortfalls related to share-based compensation should be charged against additional paid-in capital up to the amount of our windfall pool.

Stock Options
Our stock options generally vest over three years, with one-third vesting each year. We recognize expense for our stock options using the straight-line method over the requisite service period. Our options generally expire ten years after the grant date. The total value of compensation expense for stock options is equal to the fair value of the award on the grant date. We calculate the fair value of stock options utilizing the Black-Scholes option-pricing model. For the years ended December 31, 2006, 2005 and 2004, we recognized approximately $8 million, $13 million and $6 million, respectively, of pre-tax compensation expense in the Consolidated Statements of Operations for stock options, and a related income tax benefit of $2 million, $4 million and $2 million, respectively.
A summary of our stock options as of December 31, 2006, is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic
	(000’s)	Exercise Price	Term	Value (000’s)
Outstanding at January 1, 2004	11,246	$34.29
Granted	737	40.20
Forfeited	(163)	36.62
Exercised	(1,589)	30.27

Outstanding at December 31, 2004	10,231	35.30
Granted	705	48.60
Forfeited	(108)	40.03
Exercised	(2,404)	33.99

Outstanding at December 31, 2005	8,424	36.73
Granted	791	50.37
Forfeited	(97)	47.65
Exercised	(2,205)	34.16		$36,062

Outstanding at December 31, 2006	6,913	38.96	5.36	$84,090

Options exercisable at December 31, 2006	5,573	$36.69	4.59	$80,411
As of December 31, 2006, 2005, and 2004, the weighted average fair value of options granted was $12.73, $13.84, and $12.08, respectively.
As of December 31, 2006, there was $5 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 1.1 years.

The Black-Scholes option-pricing model was used to estimate the fair value for each grant made under the Rohm and Haas plan during the year. The following are the weighted-average assumptions used for all shares granted in the years indicated:

	2006	2005	2004

Volatility	28.83	30.47	33.85
Risk-free interest rate	4.67%	4.08%	3.32%
Dividend yield	3.26%	1.83%	2.24%
Expected life (in years)	6	5	6
•	The volatility rate is based upon historical stock price over the expected life of the option.

•	The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the option.

•	The dividend yield rate was based upon historical information as well as estimated future dividend payouts.

•	The expected life is based upon the “simplified” method, which is defined in Staff Accounting Bulletin No. 107.
The following table summarizes information about stock options outstanding and exercisable at December 31, 2006:

	Options Outstanding			Options Exercisable
	Number	Weighted-Average		Number
Range of Exercise	Outstanding	Remaining Life	Weighted-Average	Exercisable	Weighted-Average
Prices	(000’s)	(Years)	Exercise Price	(000’s)	Exercise Price

$20 - 25	111	1.66	$21.76	111	$21.76
25 - 30	691	5.48	28.25	691	28.25
30 - 35	1,198	3.74	32.94	1,198	32.94
35 - 40	2,994	5.08	39.16	2,801	39.09
40 - 46	544	2.90	41.40	544	41.40
46 - 50	1,375	8.62	49.55	228	48.60
Restricted Stock
Our restricted stock primarily cliff-vests over three to five years. We recognize expense for our restricted stock using the straight-line method over the requisite service period. The total value of compensation expense for restricted stock is equal to the average of the high and low price of Rohm and Haas Company shares on the date of grant. Total pre-tax compensation expense recognized in the Consolidated Statements of Operations for restricted stock was $26 million, $29 million and $13 million in the years ended December 31, 2006, 2005 and 2004, respectively.
A summary of our restricted stock as of December 31, 2006, is presented below:

		Weighted-	Aggregate
		Average Fair	Intrinsic
	Shares (000’s)	Value Per Share	Value (000's)

Nonvested at January 1, 2004	1,351	$22.91
Granted	758	40.68
Forfeited	(53)	30.83
Vested	(102)	33.05

Nonvested at December 31, 2004	1,954	33.52
Granted	555	47.82
Forfeited	(92)	47.82
Vested	(218)	27.47

Nonvested at December 31, 2005	2,199	37.25
Granted	614	50.16
Forfeited	(130)	40.24
Vested	(133)	36.82	$6,569

Nonvested at December 31, 2006	2,550	$40.23

As of December 31, 2006, there was $44 million of unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 2.0 years.
Long-term Performance Share Plan (“LTPSP”)
We grant executives share-based liability awards (amounts settled in cash) and equity awards whose vesting is contingent upon meeting various performance goals, including return on net assets and our company stock performance against peers. We calculate the fair value of the market-based component of the equity award using a lattice model. Shares related to our long-term incentive plan vest over a period of 3 years. Total pre-tax compensation expense recognized in the Consolidated Statements of Operations for our LTPSP was $14 million, $8 million, and $3 million for the years ended December 31, 2006, 2005 and 2004, respectively.
As of December 31, 2006, there was $13 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under our performance plan; that cost is expected to be recognized over a period of approximately 1.7 years.
Financial Accounting Standards Board Statement No. 148 (“SFAS No. 148”)
The disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which allowed us to adopt SFAS No. 123 prospectively, provide that the pro forma net earnings and net earnings per share be presented as if the fair value based method had been applied to all awards granted to employees, not just awards granted after the date of adoption. All of our options issued prior to January 1, 2003, the date we adopted SFAS No. 123, fully vested in the first quarter of 2005; therefore, our share-based employee compensation expense from the second quarter of 2005 going forward is equal to total share-based employee compensation expense determined under fair value-based method. See table below for the effect of SFAS No. 123 on 2004 net earnings from continuing operations.

(in millions, except per share amounts)	2004

Net earnings from continuing operations, as reported	$484
Add: Share-based employee compensation expense included in reported net earnings, after-tax	13

Deduct: Total share-based compensation expense determined under the fair-value based method for all awards, net of related tax effects.	(26)

Pro forma net earnings from continuing operations	$471

2004

Net earnings per share from continuing operations
Basic, as reported	$2.17
Basic, pro forma	2.11

Diluted, as reported	$2.16
Diluted, pro forma	2.10
Note 24: Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

(in millions)	2006	2005	2004

Cumulative translation adjustments	$10	$12	$25
Minimum pension liability adjustments	—	(122)	(101)
Unrecognized losses and prior service cost, net, on pension and postretirement obligations	(330)	—	—
Net gain (loss) on derivative instruments	4	5	(4)

Accumulated other comprehensive loss	$(316)	$(105)	$(80)

Note 25: Leases
We lease certain properties and equipment used in our operations, primarily under operating leases. Most lease agreements require minimum lease payments plus a contingent rental based upon equipment usage and escalation factors. Total net rental expense incurred under operating leases amounted to $81 million, $77 million and $80 million in 2006, 2005 and 2004, respectively.
Total future minimum lease payments under the terms of non-cancelable operating leases are as follows:

Future
Minimum Lease
(in millions)	Payments

2007	$62
2008	41
2009	31
2010	22
2011	18
Note 26: Contingent Liabilities, Guarantees and Commitments
We are a party in various government enforcement and private actions associated with former waste disposal sites, many of which are on the U.S. Environmental Protection Agency’s (“EPA”) National Priority List, where remediation costs have been or may be incurred under the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state statutes. In some of these matters we may also be held responsible for alleged property damage. We have provided for future costs, on an undiscounted basis, at certain of these sites. We are also involved in corrective actions at some of our manufacturing facilities.
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
➢ Remediation Reserves and Reasonably Possible Amounts
Reserves for environmental remediation that we believe to be probable and estimable are recorded appropriately as current and long-term liabilities in the Consolidated Balance Sheets. The amounts charged to pre-tax earnings for environmental remediation and related charges are included in cost of goods sold and are presented below:

(in millions)	Balance

December 31, 2004	$137
Amounts charged to earnings	38
Spending	(28)

December 31, 2005	$147
Amounts charged to earnings	25
Spending	(31)

December 31, 2006	$141

In addition to accrued environmental liabilities, there are costs which have not met the definition of probable, and accordingly, are not recorded in the Consolidated Balance Sheets. We have identified reasonably possible loss contingencies related to environmental matters of approximately $120 million, $110 million and $80 million at December 31, 2006, 2005 and 2004, respectively.

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
The Wood-Ridge, New Jersey site (“Site”), and Berry’s Creek, which runs past this Site, are areas of environmental significance to the Company. The Site is the location of a former mercury processing plant acquired many years ago by a company later acquired by Morton International, Inc. (“Morton”). Morton and Velsicol Chemical Corporation (“Velsicol”) have been held jointly and severally liable for the cost of remediation of the Site. The New Jersey Department of Environmental Protection issued the Record of Decision documenting the clean-up requirements for the manufacturing site in October 2006. The Company has submitted a work plan to implement the remediation, and will enter into an agreement or order to perform the work in early 2007. Our exposure at the Site will depend on clean-up costs and on the results of efforts to obtain contributions from others. Velsicol’s liabilities for Site response costs will be addressed through a bankruptcy trust fund established under a court-approved settlement with Velsicol, and other parties, including the government.
With regard to Berry’s Creek, and the surrounding wetlands, EPA has issued letters to over 150 PRPs for performance of a broad scope investigation of risks posed by contamination in Berry’s Creek. Performance of this study is expected to take at least six years to complete. The PRPs are in the process of forming a representative group to negotiate with the EPA. Today, there is much uncertainty as to what will be required to address Berry’s Creek, but investigation and clean-up costs, as well as potential resource damage assessments, could be very high and our share of these costs could possibly be material to the results of our operations, cash flows and consolidated financial position.
➢	Moss Point
During 1996, the EPA notified Morton of possible irregularities in water discharge monitoring reports filed by its Moss Point, Mississippi plant in early 1995. Morton investigated and identified other environmental issues at the plant. An agreement with the EPA, the Department of Justice and the State of Mississippi resolving these historical environmental issues received court approval in early 2001. The accruals established for this matter were sufficient to cover the costs of the settlement. All operations at this Moss Point facility have now been terminated. Environmental investigation and interim remedial measures are proceeding pursuant to the court approved agreement.
In December 2002, a complaint was filed in Mississippi on behalf of over 700 plaintiffs against Morton, Rohm and Haas, Joseph Magazzu, a former Morton employee, and the Mississippi Department of Environmental Quality alleging personal injury and property damage caused by environmental contamination. In April 2005, this complaint was dismissed, without prejudice, with respect to all the plaintiffs. Similar complaints were filed in Mississippi on behalf of approximately 1,800 other plaintiffs; however, all but about 40 of these plaintiffs failed to comply with a court ruling that required plaintiffs to provide basic information on their claims to avoid dismissal. The remaining plaintiffs are individual plaintiffs since Mississippi procedural rules do not permit class actions. At this time, we see no basis for the claims of any of the plaintiffs and we are vigorously defending against them.
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
Rohm and Haas is a PRP at this Camden, New Jersey former drum recycling site. We are participating in a PRP group to address cost allocation and technical issues. U.S. EPA Region 2 has issued a Record of Decision (“ROD”) specifying a remedy for the site. The New Jersey Department of Environmental Protection (“NJDEP”) presented a past cost and Natural Resource Damages claim to the PRP Group. The PRP Group is negotiating a Consent Decree with EPA and NJDEP to conduct a remediation at the site.
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
Insurance Litigation
We have actively pursued lawsuits over insurance coverage for certain environmental liabilities. It is our practice to reflect environmental insurance recoveries in the results of operations for the quarter in which the litigation is resolved through settlement or other appropriate legal processes. These resolutions typically resolve coverage for both past and future environmental spending and involve the “buy back” of the policies and have been included in cost of goods sold. We settled with several of our insurance carriers and recorded pre-tax earnings of approximately $9 million, $8 million and $13 million for the years ended December 31, 2006, 2005 and 2004, respectively. In addition, litigation is pending regarding insurance coverage for certain Ringwood plant environmental lawsuits and certain premises asbestos cases regarding the Weeks Island facility.
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
Other Litigation
In December 2006, the federal government sued Waste Management of Illinois, Morton and Rohm and Haas for $1 million in un-reimbursed costs and interest for the H.O.D. landfill, a closed waste disposal site, owned and operated by Waste Management and a predecessor company, located in Antioch, Lake County, Illinois.
In November 2006, a complaint was filed in the United States District Court for the Western District of Kentucky by individuals alleging that their persons or properties were invaded by particulate and air contaminants from the Louisville plant. The complaint seeks class action certification alleging that there are hundreds of potential plaintiffs residing in neighborhoods within two miles of the plant. We have not yet been served with the complaint.
In April 2006 and thereafter, lawsuits were filed against Rohm and Haas claiming that the Company’s Ringwood, Illinois plant contaminated groundwater and air that allegedly reached properties a mile south of the plant site. Also sued were the owner of a plant site neighboring our facility and a company which leases a portion of our facility. An action brought in federal court in Philadelphia, Pennsylvania, seeks certification of a class comprised of the owners and residents of about 500 homes in McCullom Lake Village, seeking medical monitoring and compensation for alleged property value diminution, among other things. In addition, lawsuits were filed in the Philadelphia Court of Common Pleas by sixteen individuals who claim that contamination from the plants has resulted in cancer (primarily at the brain). We believe that these lawsuits are without merit and we intend to defend them vigorously.
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
In January 2006 and thereafter, civil lawsuits were filed against Rohm and Haas and other chemical companies in U.S. federal court, alleging violation of antitrust laws in the production and sale of methyl methacrylate (“MMA”) and polymethylmethacrylates (“PMMA”). The various plaintiffs sought to represent a class of direct or indirect purchasers of MMA or PMMA in the United States from January 1, 1995 through December 31, 2003. The lawsuits referred to an investigation of certain chemical producers by the European Commission in which Rohm and Haas was not involved in any way. However, in September 2006, both the direct purchasers and the indirect purchasers filed amended complaints in which Rohm and Haas was not named as a defendant, and therefore the Company is no longer a party to these lawsuits. In addition, a plaintiff who brought another United States complaint in late 2006 has agreed to dismiss the Company. Although Rohm and Haas remains a defendant in a similar lawsuit filed in Canada, the Company believes the Canadian lawsuit is without merit as to Rohm and Haas, and if the Company is not dropped from the lawsuit, it intends to defend it vigorously.
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
In August 2005, three actions were filed in the Philadelphia Court of Common Pleas relating to brain cancer incidence among employees who worked at our Spring House, Pennsylvania research facility. Two actions, which are now stayed pending the outcome of parallel workers’ compensation proceedings, were filed on behalf of individuals; the third is a class-action complaint which seeks a medical monitoring program for about 6,000 current and former Spring House employees. The complaint alleges that the number of brain cancer cases exceeds normal occurrence rates and allege that the cancers were caused by workplace chemical exposure. Our ongoing epidemiological studies have not found an association between anything in the Spring House workplace and brain cancer. The Company believes that these actions have no merit and is actively defending against them. In April 2006, the court dismissed the medical monitoring case as barred by Pennsylvania Workers’ Compensation Law and later stayed the case. The dismissal is now on appeal, and the plaintiff filed a Workers’ Compensation Petition seeking medical monitoring on his behalf and on behalf of others similarly situated. The Company is seeking dismissal of an additional action filed by the plaintiff in the Pennsylvania Commonwealth Court relating to his Workers’ Compensation Petition which the Company asked the court to dismiss.
In February 2003, the United States Department of Justice and antitrust enforcement agencies in the European Union, Canada and Japan initiated investigations into possible antitrust violations in the plastics additives industry. In April 2006, we were notified that the grand jury investigation in the United States had been terminated and no further actions would be taken against any parties. In August of 2006, Rohm and Haas was informed by the Canadian Competition Bureau that it was terminating its investigation having found insufficient evidence to warrant a referral to the Attorney General of Canada. In January 2007, we were advised that the European Commission has closed its impact modifier investigation. We previously reported that the Japanese Fair Trade Commission brought proceedings against named Japanese plastics additives producers but did not initiate action against Rohm and Haas and no further action is expected.
In civil litigation on plastics additives matters, we are a party to nine private federal court civil antitrust actions that have been consolidated in the U.S. District Court for the Eastern District of Pennsylvania, including one that originally had been filed in State Court in Ohio and another involving an individual direct purchaser claim that was filed in federal court in Ohio. These actions have been brought against Rohm and Haas and other producers of plastics additives products by direct purchasers of these products and seek civil damages as a result of alleged violations of the antitrust laws. The named plaintiffs in all but one of these actions are seeking to sue on behalf of all similarly situated purchasers of plastics additives products. Federal law provides that persons who have been injured by violations of Federal antitrust law may recover three times their actual damages plus attorneys’ fees. In the fall of 2006, the court issued an order certifying six subclasses of direct purchasers premised on the types of plastics additives products that have been identified in the litigation. The defendants sought reconsideration of the certification order, and on December 20, 2006, the court denied reconsideration and reissued its order certifying the six subclasses. The court’s certification order is under appeal. In addition, in August 2005, a new indirect purchaser class action antitrust complaint was filed in the U.S. District Court for the Eastern District of Pennsylvania, consolidating all but one of the indirect purchaser cases that previously had been filed in various state courts, including Tennessee, Vermont, Nebraska, Arizona, Kansas and Ohio. The court has dismissed from the consolidated action the claims arising from the states of Nebraska, Kansas and Ohio, and allowed the claims from Arizona, Tennessee and Vermont to continue. The only remaining state court indirect action is the one filed in California. Our internal investigation has revealed no wrongdoing. We believe these cases are without merit as to Rohm and Haas, and we continue to vigorously defend against these actions.
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
Indemnifications
In connection with the divestiture of several of our operating businesses, we have agreed to retain, and/or indemnify the purchaser against, certain liabilities of the divested business, including liabilities relating to defective products sold by the business or environmental contamination arising or taxes accrued prior to the date of the sale. Our indemnification obligations with respect to these liabilities may be indefinite as to duration and may or may not be subject to a deductible, minimum claim amount or cap. As such, it is not possible for us to predict the likelihood that a claim will be made or to make a reasonable estimate of the maximum potential loss or range of loss. No company assets are held as collateral for these indemnifications and no specific liabilities have been established for such guarantees.

Note 27: New Accounting Pronouncements
Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that election within the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. We are currently assessing the impact to our Consolidated Financial Statements.
Accounting for Planned Major Maintenance Activities
In September 2006, the FASB issued Staff Position (FSP) AUG AIR-1, which addresses the accounting for planned major maintenance activities. The FASB believes that the accrue-in-advance method of accounting for planned major maintenance activities results in the recognition of liabilities that do not meet the definition of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements,” because it causes the recognition of a liability in a period prior to the occurrence of the transaction or event obligating the entity. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods beginning January 1, 2007. We do not believe it will have a material impact to our Consolidated Financial Statements.
Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This statement amends SFAS Nos. 87, 88, 106 and 132(R). SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in the statement of financial position, and to recognize annual changes in gains or losses, prior service costs, or other credits that have not been recognized as a component of net periodic pension cost, net of tax through comprehensive income. SFAS No. 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of its year-end statement of financial position, with limited exceptions. See Note 9 for further discussion.
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
Quantifying Misstatements
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Quantifying Misstatements.” In recent years, the SEC has voiced concerns over registrants’ exclusive reliance on either a balance sheet or income statement approach in quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and income statement approach when quantifying and evaluating the materiality of a misstatement. The SAB also provides guidance on correcting errors under the dual approach as well as transition guidance for correcting previously immaterial errors that are now considered material based on the approach in the SAB. We have adopted SAB No. 108 as of December 31, 2006, and it did not have a material impact to our Consolidated Financial Statements.
Accounting for Uncertainty in Income Taxes
In July 2006, the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. This interpretation also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. The recognition threshold and measurement attribute is part of a two step tax position evaluation process prescribed in FIN No. 48. FIN No. 48 is effective after the beginning of an entity’s first fiscal year that begins after December 15, 2006. We will adopt FIN No. 48 as of January 1, 2007. We are currently assessing the impact to our Consolidated Financial Statements.

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
Accounting Changes and Error Corrections
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”) which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of a material error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted the applications of SFAS No. 154 beginning January 1, 2006 and it did not have a material effect to the Consolidated Financial Statements.

Note 28: Summarized Quarterly Data (unaudited)
Quarterly Results of Operations (unaudited)
(2006 Quarterly Reports)

	1st	2nd	3rd	4th	Year
(in millions, except share data)	Quarter	Quarter	Quarter	Quarter	2006

Net sales	$2,058	$2,081	$2,065	$2,026	$8,230
Gross profit	643	628	602	601	2,474
Provision for restructuring and asset impairments	4	—	6	17	27
Net earnings from continuing operations	207	192	189	167	755
Net earnings	207	166	186	176	735

Basic earnings per share, in dollars:
From continuing operations(1)	0.94	0.88	0.87	0.77	3.45
Net earnings(1)	0.94	0.75	0.86	0.81	3.36

Diluted earnings per share, in dollars:
From continuing operations(1)	0.93	0.87	0.86	0.76	3.41
Net earnings(1)	0.93	0.75	0.85	0.80	3.32

Note:

(1)	Earnings per share for the year may not equal the sum of quarterly earnings per share due to changes in weighted average share calculations.
Quarterly Results of Operations (unaudited)
(2005 Quarterly Reports)

	1st	2nd	3rd	4th	Year
(in millions, except share data)	Quarter	Quarter	Quarter	Quarter	2005

Net sales	$1,993	$1,978	$1,927	$1,987	$7,885
Gross profit	601	587	570	608	2,366
Provision for restructuring and asset impairments	(4)	33	(2)	71	98
Net earnings from continuing operations	153	172	163	128	616
Net earnings	159	178	169	131	637

Basic earnings per share, in dollars:
From continuing operations(1)	0.69	0.77	0.74	0.58	2.78
Net earnings(1)	0.71	0.80	0.76	0.60	2.87

Diluted earnings per share, in dollars:
From continuing operations(1)	0.68	0.76	0.73	0.58	2.75
Net earnings(1)	0.70	0.79	0.76	0.59	2.85

Note:

(1)	Earnings per share for the year may not equal the sum of quarterly earnings per share due to changes in weighted average share calculations.

Note 29: Subsequent Events
On January 4, 2007, we completed the formation of Viance, LLC, a joint venture company jointly owned by Rohm and Haas and Chemical Specialties, Inc. (CSI), a wholly owned subsidiary of Rockwood Holdings, Inc. Rohm and Haas has paid CSI $77 million to create the new company, which combines the wood biocides business of Rohm and Haas and the wood protection chemicals business of CSI.
On February 5, 2007, we declared a regular quarterly dividend of $0.33 per common share. This dividend will be payable on March 1, 2007 to shareholders of record at the close of business on February 16, 2007.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
No reports on Form 8-K were filed during 2006 or 2005 relating to any disagreements with accountants on accounting and financial disclosures.
Item 9A. Controls and Procedures
a)	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. During 2006, our principal executive officer and our principal financial officer have signed their certifications as required by the Sarbanes-Oxley Act of 2002. In 2006, our CEO also certified, without qualification, to the New York Stock Exchange (NYSE) that he was not aware of any violation by the Company of NYSE corporate governance standards.

b)	Management’s Report on Internal Control Over Financial Reporting Our management’s report on Internal Control Over Financial Reporting is set forth in Item 8 and incorporated herein by reference.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is set forth in Item 8.

c)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are likely to materially effect, our internal control over financial reporting.
Item 9B. Other Information
Nothing to report.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
The information called for by Item 10 of this Form 10-K report has been omitted, except for the information presented below, since we will file with the Securities and Exchange Commission a definitive Proxy Statement on Schedule 14A under the Securities Exchange Act of 1934.
DIRECTORS
William J. Avery, President, Bil Mar Collector Cars and Avery Real Estate, from 2006 to the present; formerly, Chairman, Chief Executive Officer and Director, Crown, Cork & Seal Company, Inc., from 1990 until his retirement in 2001. Mr. Avery, 66, has been a director since 1997. Mr. Avery also is a director of the Lincoln Financial Group. (Committees: 1, 4)
Raj L. Gupta, Chairman, President and Chief Executive Officer, Rohm and Haas Company, since February 2005; previously, Chairman and Chief Executive Officer, Rohm and Haas Company, from 1999 to 2005; Vice-Chairman, Rohm and Haas Company, 1998 to 1999. Mr. Gupta, 61, has been a director since 1999. Mr. Gupta also is a director of the Vanguard Group and Tyco International Ltd. (Committee: 2 (Chair))
David W. Haas, Chairman of the Board, The William Penn Foundation, 1998 to present; previously, Vice-Chairman, The William Penn Foundation, from 1996 to 1998. Mr. Haas, 51, has been a director since 1999. He is a cousin of Thomas W. Haas. (Committees: 3, 4)
Thomas W. Haas, Director and Chairman of The William Penn Foundation Corporation; pilot and flight instructor. Mr. Haas, 51, has been a director since 1999. He is a cousin of David W. Haas. (Committees: 4, 5)
Richard L. Keyser, Chairman and Chief Executive Officer, W.W. Grainger, Inc., since 1997. Mr. Keyser, 64, has been a director since 1999. Mr. Keyser also is a director of W.W. Grainger, Inc. and The Principal Financial Group. (Committees: 2, 4, 5 (Chair))
Rick J. Mills, 59, Vice-President and President – Components Group, Cummins, Inc. since 2005; previously, Vice-President and Group President — Filtration, Cummins Inc., from 2000 to 2005. Mr. Mills has been a director since 2005. (Committees: 1, 4)
Jorge P. Montoya, formerly, President, Global Snacks & Beverage, The Procter & Gamble Company, and President, Procter and Gamble Latin America, from 1999 until his retirement in 2004; previously, Executive Vice-President, The Procter & Gamble Company, 1995 to 1999. Mr. Montoya, 60, has been a director since 1996. Mr. Montoya also is a director of The Gap, Inc. Mr. Montoya has advised the Company of his intention not to seek re-election to the Board at the upcoming Annual Meeting. (Committees: 4, 5)
Sandra O. Moose, President, Strategic Advisory Services, since 2003; formerly, Senior Vice-President and Director, The Boston Consulting Group, Inc., 1989 until her retirement in 2003 (Dr. Moose had been employed by the Boston Consulting Group since 1968). Dr. Moose, 65, has been a director since 1981. Dr. Moose also is a director of The AES Corporation, IXIS Advisor Funds, Loomis Sayles Funds and Verizon Communications. (Committees: 2, 3, 4 (Chair))
Gilbert S. Omenn, Professor of Internal Medicine, Human Genetics and Public Health, University of Michigan, since 2002; previously, Executive Vice-President for Medical Affairs, University of Michigan, and Chief Executive Officer, The University of Michigan Health System, from 1997 to 2002. Dr. Omenn, 65, has been a director since 1987. Dr. Omenn also is a director of Amgen, Inc. and OccuLogix, Inc. (Committees: 1, 4)
Gary L. Rogers, formerly Vice-Chairman, Executive Officer and Director, General Electric Company, from 2001 until his retirement in 2003; previously, Senior Vice-President, General Electric Company, and President and Chief Executive Officer, GE Plastic, from 1992 to 2001. Mr. Rogers, 62, has been a director since 2004. Mr. Rogers also is a director of W. W. Grainger Inc. and Wyeth. (Committees: 3, 4)

Ronaldo H. Schmitz, formerly, Member of the Board of Managing Directors, Deutsche Bank AG, from 1991 until his retirement in 2000. Dr. Schmitz, 68, has been a director since 1992. Dr. Schmitz also is a director of Cabot Corporation, GlaxoSmithKline Plc. and the Legal and General Group Plc. (Committees: 1 (Chair), 2, 4)
George M. Whitesides, Woodford L. and Ann A. Flowers Professor of Chemistry and Chemical Biology, Harvard University since 2004; previously, Mallinckrodt Professor of Chemistry, Harvard University, from 1982 to 2004, and Chairman of the Chemistry Department, Harvard University, from 1986 to 1989. Dr. Whitesides, 67, has been a director since 2005. Dr. Whitesides also is a director of Theravance Inc.
(Committees: 4, 5)
Marna C. Whittington, President and Chief Executive Officer, Nicholas-Applegate Capital Management, since 2001, and Chief Operating Officer, Allianz Global Investors AG, since 2002; formerly, Chief Operating Officer, Morgan Stanley Investment Management, from 1996 until her retirement in 2001. Dr. Whittington, 59, has been a director since 1989. Dr. Whittington also is a director of Federated Department Stores, Inc. (Committees: 2, 3 (Chair), 4)
Committees:
1.  Audit
2.  Executive
3.  Executive Compensation
4.  Nominating
5.  Sustainable Development
EXECUTIVE OFFICERS
Our executive officers along with their present position, offices held and activities during the past five years are presented below. All officers normally are elected annually and serve at the pleasure of the Board of Directors.
Alan E. Barton, 51, Executive Vice-President, Business Group Executive; Regional Director, The Americas, since 2007; previously, Vice-President, Business Group Executive, Coatings, from 2005 to 2007; Vice-President, Business Group Director, Coatings, and Regional Director, Asia-Pacific, from 2004 to 2005; Vice-President, Business Group Director, Coatings, and Business Unit Director, Architectural and Functional Coatings, from 2001 to 2004; Vice-President, Business Unit Director, Coatings, Performance Polymers, from 1999 to 2001.
Pierre R. Brondeau, 49, Executive Vice-President, Business Group Executive, Electronic Materials and Specialty Materials, since 2007; previously, Vice-President, Business Group Executive, Electronic Materials, President and Chief Executive Officer, Rohm and Haas Electronic Materials LLC and Regional Director, Europe, from 2003 to 2007; Vice-President, Business Group Director, Electronic Materials, President and Chief Executive Officer, Shipley Company, LLC, from 1999 to 2003.
Jacques M. Croisetiere, 53, Executive Vice-President and Chief Financial Officer, since 2007; previously, Vice-President and Chief Financial Officer, from 2003 to 2007; Vice-President, Business Unit Director, Regional Director, Europe, Chemicals, from 2001 to 2002; Vice-President, Business Unit Director, Ion Exchange Resins, Chemical Specialties, from 1999 to 2001.
Raj L. Gupta, 61, Chairman, President and Chief Executive Officer, since 2005; previously, Chairman and Chief Executive Officer, from 1999 to 2005.
Robert A. Lonergan, 61, Executive Vice-President, General Counsel and Corporate Secretary, since 2007; previously, Vice-President, General Counsel and Corporate Secretary, from 2002 to 2007; Vice-President and General Counsel, from 1999 to 2002.
Anne Wilms, 49, Executive Vice-President, Chief Information Officer; Director of Human Resources, since 2007; previously, Vice-President, Director of Human Resources, and Vice-President, Chief Information Officer, from 2005 to 2007; Vice-President, Chief Information Officer, from 1999 to 2005.

Item 11. Executive Compensation
The information called for by Item 11 of this Form 10-K report has been omitted since the Company will file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The security ownership of certain beneficial owners and management is incorporated in this Form 10-K by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission.
Equity Compensation Plan Information (1)
Securities authorized for issuance under equity compensation plans as of December 31, 2006:

			Number of securities
			remaining available for
	Number of securities to be		future issuance under equity
	issued upon exercise of	Weighted-average exercise	compensation plans
	outstanding options,	price of outstanding options,	(excluding securities reflected
Plan category	warrants and rights	warrants and rights	in column(a)) (2)
(in thousands)	(a)	(b)	(c)

Equity compensation plans approved by security holders	9,649 (3)	28.46 (3)	15,056
Equity compensation plans not approved by security holders	220 (4)	—	36

Total	9,869	28.46	15,092

Note:

(1)	Refer to Note 23 to the Consolidated Financial Statements for a description of the plans.

(2)	Excludes shares that will be issued pursuant to the Company’s matching contributions under the Non-Qualified Savings Plan.

(3)	Includes shares available for issuance under the 2004 Amended and Restated Stock Plan and the 2005 Non-Employee Directors’ Stock Plan.

(4)	Includes shares available for issuance under the 1997 Non-Employee Directors’ Stock Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Rohm and Haas Company has no related party transactions as defined by Item 404 as amended of Regulation S-K. The information on director independence is incorporated in this Form 10-K by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission.
Item 14. Principal Accountant Fees and Services
The information on principal accountant fees and services is incorporated in this Form 10-K by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission.

PART IV
Item 15. Exhibits and Financial Statement Schedule
(a) Documents filed as part of this report:
1.	All Financial Statements:
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements
2.	Financial Statements Schedule
The following supplementary financial information is filed in this Form 10-K:

Financial Statement Schedule	Page #

▪ II – Valuation and qualifying accounts for the years 2006, 2005 and 2004	118
The schedules not included herein are omitted because they are not applicable or the required information is presented in the financial statements or related notes.
(b) Exhibit Listing

EXHIBIT
NUMBER	DESCRIPTION
3.01	Certificate of Incorporation of Rohm and Haas Company (incorporated by reference to Exhibit 3 to Rohm and Haas Company’s report on Form 10-K/A filed March 29, 2001 (the “2000 10-K/A”)).

3.02	Bylaws of Rohm and Haas Company (incorporated by reference to Exhibit 3 to Rohm and Haas Company’s report on Form 10-Q filed May 5, 2002).

4.01	Description of Rohm and Haas Common Stock (incorporated by reference to Item 5 of Rohm and Haas Company’s report on Form 10-Q filed September 30, 1996).

4.02	Indenture, dated as of June 1, 1990, between Morton International, Inc. and Continental Bank, National Association, as Trustee (incorporated by reference to Exhibit 4(c) to Morton International, Inc.’s Registration Statement on Form S-1 filed May 9, 1990).

4.03	Indenture, dated as of May 1, 1992, between Rohm and Haas Company and Wachovia Bank, N.A., successor in interest to CoreStates Bank, N.A. (formerly, The Philadelphia National Bank), as Trustee (incorporated by reference to Exhibit 4 to Rohm and Haas Company’s report on Form 10-K filed March 29, 1993).

4.04	First Supplemental Indenture, dated as of April 28, 1997, among Morton International, Inc., New Morton International, Inc., and First Trust, National Association, as Trustee (incorporated by reference to Exhibit 10.01 to New Morton International, Inc.’s Current Report on Form 8-K dated May 2, 1997).

EXHIBIT
NUMBER	DESCRIPTION
4.05	Indenture, dated as of July 1, 1999, between Rohm and Haas Company and Chase Manhattan Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Rohm and Haas Company’s Registration Statement on Form S-4 filed July 30, 1999).

4.06	Rights Agreement, dated as of October 26, 2000, between Rohm and Haas Company and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4 to Rohm and Haas Company’s Registration Statement on Form 8-A dated October 26, 2000).

4.07	Certificate of Designation of Series A Junior Participating Preferred Stock of Rohm and Haas Company dated October 31, 2000 (incorporated by reference to Exhibit 4 to the 2000 10-K/A).

4.08	Fiscal Agency Agreement, dated September 19, 2005, (incorporated by reference to Exhibit 4.1 to Rohm and Haas Company’s current report on Form 8-K dated September 22, 2005).

10.01*	1997 Non-Employee Director’s Stock Plan (incorporated by reference to Exhibit 10.2 to Rohm and Haas Company’s report on Form 10-K filed March 21, 1997).

10.02*	Amended and Restated Rohm and Haas Stock Plan (incorporated by reference to Appendix C to Rohm and Haas Company’s Definitive Proxy Statement on Schedule 14A filed March 26, 2001).

10.03*	2004 Amended and Restated Stock Plan (incorporated by reference to Appendix D to Rohm and Haas Company’s Definitive Proxy Statement on Schedule 14A filed March 19, 2004).

10.04*	Form of Continuity Agreement, dated as of July 1, 2001, between Rohm and Haas Company and key executives (incorporated by reference to Exhibit 10 to Rohm and Haas Company’s report on Form 10-Q filed August 14, 2001).

10.05*	Rohm and Haas Company Non-Qualified Savings Plan, as Amended and Restated effective January 1, 2003 (incorporated by reference to Exhibit 10.04 to Rohm and Haas Company’s report on Form 10-K filed March 8, 2004).

10.06*	2004 Rohm and Haas Company Annual Incentive Plan (incorporated by reference to Appendix B to Rohm and Haas Company’s Definitive Proxy Statement on Schedule 14A filed March 19, 2004).

10.07*	2004 Rohm and Haas Company Long-Term Performance Plan (incorporated by reference to Appendix C to Rohm and Haas Company’s Definitive Proxy Statement on Schedule 14A filed March 19, 2004).

10.08	Five-Year Credit Agreement (incorporated by reference from Exhibit 10.1 to Rohm and Haas Company’s Current Report on Form 8-K dated December 21, 2005).

10.09	Amendment to the Five-year Credit Agreement (incorporated by reference to Exhibit 10.1 of Rohm and Haas Company’s Form 8-K filed December 19, 2006).

10.10*	2005 Rohm and Haas Company Non-Employee Directors’ Stock Plan (incorporated by reference to Exhibit 10.1 of Rohm and Haas Company’s Form 8-K filed May 11, 2005).

10.11*	2005 Rohm and Haas Company Non-Qualified Savings Plan (incorporated by reference to

EXHIBIT
NUMBER	DESCRIPTION
Exhibit 10.2 of Rohm and Haas Company’s Form 8-K filed May 11, 2005).

12.01	Statements regarding Computation of Ratios of Rohm and Haas Company.

14.00	Rohm and Haas Company Code of Business Conduct and Ethics (incorporated by reference to Company’s website) www.rohmhaas.com (intended to be an inactive textual reference only).

21.01	Subsidiaries of Rohm and Haas Company.

23.01	Consent of PricewaterhouseCoopers LLP.

31.01	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.02	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement filed pursuant to Item 601(b) (10) (iii) of Regulation S-K.

STOCKHOLDER INFORMATION

Stock Exchange Listing
Rohm and Haas stock trades on the New York Stock Exchange under the trading symbol “ROH”.
Transfer Agent and Registrar
Computershare Trust Company N.A.
P.O. Box 43010
Providence, RI 02940-3010
(800) 633-4236
Annual Meeting of Stockholders
Rohm and Haas Company’s Annual Meeting of Stockholders will be held on May 7, 2007 at the Chemical Heritage Foundation, 315 Chestnut Street, Philadelphia, PA 19106. Formal notice of the meeting, the proxy statement and form of proxy will be mailed to current stockholders on or about March 19, 2007.
Independent Registered Public Accountants
PricewaterhouseCoopers LLP
Two Commerce Square
2001 Market Street
Suite 1700
Philadelphia, PA USA 19103
(267) 330-3000

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Jacques M. Croisetiere

Jacques M. Croisetiere Executive Vice-President and Chief Financial Officer
February 28, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 28, 2007 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Raj L. Gupta	/s/ Jorge P. Montoya

Raj L. Gupta Director, Chairman, President and Chief Executive Officer	Jorge P. Montoya Director

/s/ William J. Avery	/s/ Sandra O. Moose

William J. Avery Director	Sandra O. Moose Director

/s/ David W. Haas	/s/ Gilbert S. Omenn

David W. Haas Director	Gilbert S. Omenn Director

/s/ Thomas W. Haas	/s/ Gary L. Rogers

Thomas W. Haas Director	Gary L. Rogers Director

/s/ Richard L. Keyser	/s/ Ronaldo H. Schmitz

Richard L. Keyser Director	Ronaldo H. Schmitz Director

/s/ Rick J. Mills	/s/ George M. Whitesides

Rick J. Mills Director	George M. Whitesides Director

/s/ Marna C. Whittington

Marna C. Whittington Director

SCHEDULE II
ROHM AND HAAS COMPANY AND SUBSIDIARIES
Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 and 2004
Bad Debts:

	Year Ended December 31,
(in millions)	2006	2005	2004

Deducted from Accounts Receivable – Allowances for losses:
Balance at beginning of year	$43	$49	$57
Additions charged to earnings	6	8	11
Charge-offs, net of recoveries	(9)	(14)	(19)

Balance at end of year	$40	$43	$49

Lower of Cost or Market Reserve (LCM Reserve):

	Year Ended December 31,
(in millions)	2006	2005	2004

Deducted from Inventories – Allowances for reserves:
Balance at beginning of year	$1	$1	$—
Additions charged to earnings	1	1	1
Reversals, Other	(1)	(1)	—

Balance at end of year	$1	$1	$1

LIFO Reserve:

	Year Ended December 31,
(in millions)	2006	2005	2004

Deducted from Inventories – Allowances for reserves:
Balance at beginning of year	$120	$94	$48
Additions charged to earnings	7	26	46

Balance at end of year	$127	$120	$94