Form 10-Q
period 2007-03-31
ROHM & HAAS CO
filed 2007-04-26
CIK 84792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Common stock outstanding at April 23, 2007: 216,746,419 shares

ROHM AND HAAS COMPANY AND SUBSIDIARIES
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006	2
Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006	3
Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	4
Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2007	5
Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures about Market Risk	54

Management’s discussion of market risk is incorporated herein by reference to Item 7a of its Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on February 28, 2007.

Item 4. Controls and Procedures	54

PART II. OTHER INFORMATION	56

Item 1. Legal Proceedings	56

Item 1A. Risk Factors

Management’s discussion of risk factors is incorporated herein by reference to Item 1a of its Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on February 28, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 6. Exhibits	57
Certification Pursuant to Rule 13a-14(a)/15d-14(a)
Certification Pursuant to Rule 13a-14(a)/15d-14(a)
Certification Furnished Pursuant to 18 U.S.C. Section 1350

Rohm and Haas Company and Subsidiaries
Consolidated Statements of Operations

For the three months ended March 31,	2007	2006
(in millions, except per share amounts)
(unaudited)
Net sales	$2,160	$2,058
Cost of goods sold	1,551	1,413

Gross profit	609	645
Selling and administrative expense	260	248
Research and development expense	68	69
Interest expense	24	25
Amortization of intangibles	14	13
Restructuring and asset impairments	(1)	4
Share of affiliate earnings, net	5	1
Other (income), net	(19)	(14)

Earnings from continuing operations before income taxes, and minority interest	268	301
Income taxes	75	90
Minority interest	3	4

Earnings from continuing operations	190	207

Discontinued operations:
Net earnings of discontinued lines of business, net of income tax expense of $0 in 2007	2	—

Net earnings	192	207

Basic earnings per share (in dollars):
From continuing operations	$0.87	$0.94
Income from discontinued operations	0.01	—

Net earnings per share	$0.88	$0.94

Diluted earnings per share (in dollars):
From continuing operations	$0.86	$0.93
Income from discontinued operations	0.01	—

Net earnings per share	$0.87	$0.93

Weighted average common shares outstanding — basic	216.6	220.9
Weighted average common shares outstanding — diluted	219.7	223.2
See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Statements of Cash Flows

For the three months ended March 31,	2007	2006
(in millions)
(unaudited)
Cash Flows from Operating Activities
Net earnings	$192	$207
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Gain) loss on sale of assets	(2)	1
Provision for allowance for doubtful accounts	4	1
Provision for deferred taxes	(15)	(10)
Restructuring and asset impairments	(1)	4
Depreciation	102	102
Amortization of finite-lived intangibles	14	14
Share-based compensation	18	18
Changes in assets and liabilities
Accounts receivable	(75)	11
Inventories	38	(27)
Prepaid expenses and other current assets	4	9
Accounts payable and accrued liabilities	(203)	(229)
Federal, foreign and other income taxes payable	27	46
Other, net	18	36

Net cash provided by operating activities	121	183

Cash Flows from Investing Activities
Acquisitions of businesses, affiliates and intangibles	(86)	(3)
(Payments) proceeds from disposal of business, net	(9)	—
Decrease in restricted cash	—	1
Proceeds from the sale of land, buildings and equipment	13	4
Capital expenditures for land, buildings and equipment	(77)	(53)
(Payments) proceeds to settle hedge of net investment in foreign subsidiaries	(19)	3

Net cash used by investing activities	(178)	(48)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	230	—
Repayments of long-term debt	(231)	(1)
Purchase of common stock	(98)	—
Tax benefit on stock options	3	3
Proceeds from exercise of stock options	16	38
Net change in short-term borrowings	(34)	(9)
Payment of dividends	(72)	(65)

Net cash used by financing activities	(186)	(34)

Net (decrease) increase in cash and cash equivalents	(243)	101
Effect of exchange rate changes on cash and cash equivalents	3	8
Cash and cash equivalents at the beginning of the period	593	566

Cash and cash equivalents at the end of the period	$353	$675

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
(in millions, except share data)
(unaudited)
Assets
Cash and cash equivalents	$353	$593
Restricted cash	3	3
Receivables, net	1,652	1,570
Inventories	949	984
Prepaid expenses and other current assets	241	254
Current assets of discontinued operations	8	7

Total current assets	3,206	3,411

Land, buildings and equipment, net of accumulated depreciation	2,650	2,669
Investments in and advances to affiliates	182	112
Goodwill, net of accumulated amortization	1,548	1,541
Other intangible assets, net of accumulated amortization	1,476	1,487
Other assets	321	324
Other assets of discontinued operations	8	9

Total Assets	$9,391	$9,553

Liabilities and Stockholders’ Equity
Liabilities:
Short-term obligations	$155	$393
Trade and other payables	652	684
Accrued liabilities	651	816
Income taxes payable	43	93
Current liabilities of discontinued operations	2	2

Total current liabilities	1,503	1,988

Long-term debt	1,914	1,688
Employee benefits	742	735
Deferred income taxes	733	754
Other liabilities	295	230
Other liabilities of discontinued operations	5	5

Total Liabilities	5,192	5,400

Minority Interest	123	122

Commitments and contingencies

Stockholders’ Equity:
Preferred stock; par value — $1.00; authorized - 25,000,000 shares; issued — no shares	—	—
Common stock; par value — $2.50; authorized - 400,000,000 shares; issued - 242,078,349 shares	605	605
Additional paid-in capital	2,217	2,214
Retained earnings	2,328	2,218

	5,150	5,037

Treasury stock at cost (2007 - 24,284,531 shares; 2006 - 23,239,920 shares)	(682)	(608)
ESOP shares (2007 - 8,452,590 shares; 2006 - 8,585,684 shares)	(80)	(82)
Accumulated other comprehensive loss	(312)	(316)

Total Stockholders’ Equity	4,076	4,031

Total Liabilities and Stockholders’ Equity	$9,391	$9,553

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(unaudited)
For the period ended March 31, 2007

	Number of				Number of
	Shares of				Shares of			Accumulated
	Common		Additional		Treasury			Other	Total	Total
	Stock	Common	Paid-in	Retained	Stock	Treasury		Comprehensive	Stockholders’	Comprehensive
(in millions, except share amounts in thousands)	Outstanding	Stock	Capital	Earnings	Outstanding	Stock	ESOP	Income (Loss)	Equity	Income

Balance January 1, 2007	218,839	$605	$2,214	$2,218	23,240	$(608)	$(82)	$(316)	$4,031

2006
Net earnings				192					192	$192
Current period changes in fair value, net of taxes of ($2)								3	3	3
Reclassification to earnings, net of taxes of $1								(2)	(2)	(2)
Cumulative translation adjustment, net of taxes of ($7)								(6)	(6)	(6)
Pension and postretirement benefit adjustments, net of taxes of ($3)								9	9	9

Total comprehensive income										$196

Cumulative Transition Adjustment for FIN 48				(9)					(9)
Repurchase of common stock	(1,860)				1,860	(98)			(98)
Common stock issued:
Stock-based compensation	815		3		(815)	24			27
ESOP							2		2
Tax benefit on ESOP				(1)					(1)
Common dividends ($0.33 per share)				(72)					(72)

Balance March 31, 2007	217,794	$605	$2,217	$2,328	24,285	$(682)	$(80)	$(312)	$4,076

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
These financial statements should be read in conjunction with the financial statements, accounting policies and the notes included in our annual report filed on Form 10-K with the SEC on February 28, 2007, for the year ended December 31, 2006. The interim results are not necessarily indicative of results for a full year.
In the second quarter of 2006, our Board of Directors approved a plan to sell our Automotive Coatings business. The held-for-sale and discontinued operations criteria set forth in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) were met. Therefore, the results of our Automotive Coatings business are presented as a discontinued operation in our Consolidated Financial Statements for all periods presented herein. On October 1, 2006, we completed the sale of our Automotive Coatings business, excluding the business’ European operations. See Note 3 to the Consolidated Financial Statements.
On October 9, 2006 we announced plans to reorganize our business to create a more market-focused structure beginning in January of 2007, as previously disclosed. See Note 4 for further discussion.
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
We also hold a variable interest in another joint venture, accounted for under the equity method of accounting. The variable interest relates to a cost-plus arrangement between the joint venture and each joint venture partner. We have determined that we are not the primary beneficiary and therefore have not consolidated the entity’s assets, liabilities and results of operations in our Consolidated Financial Statements. The entity provides manufacturing services to us and the other joint venture partner, and has been in existence since 1999. As of March 31, 2007, our investment in the joint venture totals approximately $30 million, representing our maximum exposure to loss.
NOTE 2: New Accounting Pronouncements
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

Accounting for Planned Major Maintenance Activities
In September 2006, the FASB issued Staff Position (FSP) AUG AIR-1, which addresses the accounting for planned major maintenance activities. The FASB believes that the accrue-in-advance method of accounting for planned major maintenance activities results in the recognition of liabilities that do not meet the definition of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements,” because it causes the recognition of a liability in a period prior to the occurrence of the transaction or event obligating the entity. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods beginning January 1, 2007. We have adopted this FSP as of January 1, 2007 and it did not have a material impact to our Consolidated Financial Statements.
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
Accounting for Uncertainty in Income Taxes
In July 2006, the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. This interpretation also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. The recognition threshold and measurement attribute is part of a two step tax position evaluation process prescribed in FIN No. 48. FIN No. 48 is effective after the beginning of an entity’s first fiscal year that begins after December 15, 2006. We have adopted FIN No. 48 as of January 1, 2007. The adoption resulted in a charge of $9 million recorded directly to retained earnings as a cumulative effect of an accounting change. See Note 6 for further discussion.
NOTE 3: Acquisitions and Dispositions of Assets
Acquisitions
On January 4, 2007, we completed the formation of Viance, LLC, a joint venture owned 50% by Rohm and Haas and 50% by Chemical Specialties, Inc. (CSI), a wholly owned subsidiary of Rockwood Holdings, Inc. Rohm and Haas paid CSI $77 million to create the new company, which combines the wood biocides business of Rohm and Haas and the wood protection chemicals business of CSI. The results of this joint venture are included in our Performance Materials Group segment as an equity method investment.
Dispositions
In the second quarter of 2006, we determined that the global Automotive Coatings business became an Asset Held for Sale and qualified for treatment as a discontinued operation. We have reflected this business as such in our financial statements for all periods presented. On October 1, 2006, we completed the sale of our global Automotive Coatings business, excluding that business’ European operations. Proceeds included $230 million in cash, plus working capital adjustments as defined in the sale agreement. In January of 2007, we paid $9 million in closing working capital adjustments.
We expect to sell the European Automotive Coatings operations during 2007, dependent upon market conditions.

The following table presents the results of operations of our Automotive Coatings discontinued operation:

	Three Months Ended
	March 31,
(in millions)	2007	2006

Net sales from discontinued operation	$7	$25

Earnings from discontinued operation	2	—

Income tax (provision) benefit	—	—

Net earnings from discontinued operation	$2	$—

The following table presents the major classes of assets and liabilities of our discontinued operation:

	March 31,	December 31,
(in millions)	2007	2006

Current assets of discontinued operation	$8	$7
Land, buildings and equipment, net	2	3
Goodwill and intangible assets	5	5
Other	1	1

Other assets of discontinued operation	8	9

Total assets of discontinued operation	$16	$16

Current liabilities of discontinued operation	$2	$2
Deferred income based taxes	2	2
Other long-term liabilities	3	3

Other liabilities of discontinued operation	5	5

Total liabilities of discontinued operation	$7	$7

In the second quarter of 2006, we acquired the net assets of Floralife®, Inc. (“Floralife”), a top global provider of post-harvest care products for the floral industry based in South Carolina, for approximately $22 million. In January of 2007, we sold Floralife with the exception of certain patented technologies (1 MCP) to enhance the growth of the AgroFresh business in the Performance Materials Group segment. This sale resulted in a pre-tax gain of approximately $3 million.

NOTE 4: Segment Information
On October 9, 2006, we announced plans to reorganize our business to create a more market-focused structure beginning in January of 2007, as previously disclosed. The following segment profiles reflect the new structure.
We operate six reportable segments: Primary Materials, Paint and Coatings Materials, Packaging and Building Materials, Electronic Materials Group, Performance Materials Group, and Salt. Paint and Coatings Materials, Packaging and Building Materials and Primary Materials are managed under one executive as the Specialty Materials Group. The Electronic Materials Group and Performance Materials Group reportable segments aggregate businesses. The reportable operating segments and the types of products from which their revenues are derived are discussed below.
➢	Paint and Coatings Materials

This business produces acrylic emulsions and additives that are used primarily to make decorative and industrial coatings. Its products are critical components used in the manufacture of architectural paints used by do-it-yourself consumers and professional contractors. Paint and Coatings Materials products are also used in the production of industrial coatings (for use on wood, metal, and in traffic paint); in construction applications (for use in roofing materials, insulation, and cement modification); and floor care products.

➢	Packaging and Building Materials

This business offers a broad range of polymers; additives; and formulated value-added products (which utilize a broad range of chemistries and technologies, including our world-class acrylic technology). Its products are used in a wide range of markets, including: packaging and paper, building and construction, durables and transportation, and other industrial markets. Product lines include: additives for the manufacture of plastic and vinyl products, packaging, pressure sensitive, construction, and transportation adhesives, as well as polymers and additives used in textile, graphic arts, nonwoven, paper and leather applications.

➢	Primary Materials

This business produces methyl methacrylate, acrylic acid and associated esters as well as specialty monomer products which are building blocks used in our downstream polymer businesses and which are also sold externally. Internal consumption of Primary Materials products is principally in the Paint and Coatings Materials and Packaging and Building Materials businesses. Primary Materials also provides polyacrylic acid (PAA) dispersants, opacifiers and rheology modifiers/thickeners to the global household and industrial markets.

➢	Electronic Materials Group

The Electronic Materials Segment provides cutting-edge technology for use in telecommunications, consumer electronics and household appliances. It is comprised of three aggregated businesses: Circuit Board Technologies, Packaging and Finishing Technologies, and Semiconductor Technologies. The Circuit Board Technologies business develops and delivers the technology, materials and fabrication services for increasingly powerful, high-density circuit boards in computers, cell phones, automobiles and many other electronic devices. Our Packaging and Finishing Technologies business develops and delivers innovative materials and processes that boost the performance of a diverse range of electronic, optoelectronic and industrial packaging and finishing applications. The Semiconductor Technologies business develops and supplies integrated products and technologies on a global basis enabling our customers to drive leading-edge semiconductor design to boost performance of semiconductor devices powered by smaller and faster chips. This business also develops and delivers materials used for chemical mechanical planarization, the process used to create the flawless surfaces required to allow manufacturers to make faster and more powerful integrated circuits and electronic substrates.

➢	Performance Materials Group

This business group represents our expertise in enabling technologies that meet growing societal needs in the areas of water, food, health care and energy. It is comprised of the operating results of Process Chemicals and Biocides, Powder Coatings, and other smaller business units. Its products include: ion exchange resins; sodium borohydride, biocides, polymers and additives used in personal care applications and other niche technologies.

➢	Salt

The Salt business houses the Morton Salt name including the well known image of the Morton Salt Umbrella Girl and the familiar slogan, “when it rains it pours.” This business also encompasses the leading table salt brand in Canada, Windsor Salt. Salt’s product offerings extend well beyond the consumer market to include salts used for food processing, agriculture, water conditioning, highway ice control and industrial processing applications.
The table below presents net sales by reportable segment. Segment eliminations are presented for intercompany sales between reportable segments.
Net Sales by Business Segment and Region

	Three Months Ended
(in millions)	March 31,
	2007	2006

Business Segment
Paint and Coatings Materials	$478	$485
Packaging and Building Materials	449	454
Primary Materials	482	481
Elimination of Intersegment Sales	(251)	(272)

Specialty Materials Group	$1,158	$1,148
Electronic Materials Group	385	374
Performance Materials Group	290	273
Salt	327	263

Total net sales	$2,160	$2,058

Customer Location
North America	$1,094	$1,103
Europe	560	492
Asia-Pacific	422	387
Latin America	84	76

Total net sales	$2,160	$2,058

Net Earnings (Loss) from Continuing Operations by Business Segment(1,2)

	Three Months Ended
(in millions)	March 31,
	2007	2006

Business Segment
Paint and Coatings Materials	$53	$60
Packaging and Building Materials	28	37
Primary Materials	30	54

Specialty Materials Group	$111	$151
Electronic Materials Group	60	53
Performance Materials Group	21	18
Salt	33	18
Corporate (3)	(35)	(33)

Total net earnings from continuing operations	$190	$207

(1)	Earnings (loss) for all segments except Corporate are tax effected using our overall consolidated effective tax rate excluding certain discrete items.

(2)	In the first quarter of 2007, we changed the methodology for allocating shared service costs across all business units to a simpler methodology we believe will provide improved management reporting. Also in the first quarter of 2007, we moved to a simpler transfer pricing methodology which is intended to reduce volatility in earnings on internal sales and more accurately represent where value is created in our integrated acrylic chain businesses. We have reclassified our 2006 results to conform to these changes.

(3)	Corporate includes certain corporate governance costs, interest income and expense, environmental remediation expense, insurance recoveries, exploratory research and development expense, currency gains and losses, any unallocated portion of shared services and certain discrete period tax items.

NOTE 5: Restructuring and Asset Impairments
Severance and employee benefit costs associated with restructuring initiatives are primarily accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.” Asset impairment charges are accounted for in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The following net restructuring and asset impairment charges were recorded for the three months ended March 31, 2007 and 2006, respectively as detailed below:

Pre-Tax	Three Months Ended
(in millions)	March 31,
	2007	2006
Severance and employee benefits	$(1)	$1
Other, including contract lease termination penalties	—	—
Asset impairments, net of gains	—	3

Total (income) expense	$(1)	$4

Restructuring and Asset Impairment by Business Segment

Pre-Tax	Three Months Ended
(in millions)	March 31,
	2007	2006
Business Segment
Paint and Coatings Materials	$—	$—
Packaging and Building Materials	—	6
Primary Materials	—	—
Speciality Materials Group	$—	$6
Electronic Materials Group	(1)	(1)
Performance Chemicals Group	—	—
Salt	—	—
Corporate	—	(1)

Total (income) expense	$(1)	$4

		Contract and Lease
Restructuring by Initiative	Severance and	Termination and
(in millions)	Employee Benefits	Other Costs	Total
2006 Initiatives:
Initial charge	$26	$—	$26
Payments	(3)	—	(3)
Changes in estimate	(1)	—	(1)

December 31, 2006 ending balance	22	—	22
Payments	(7)	—	(7)
Changes in estimate	—	—	—

March 31, 2007 ending balance	15	—	15

2005 Initiatives:
Initial charge	$36	$1	$37
Payments	(3)	(1)	(4)
Changes in estimate	—	—	—

December 31, 2005 ending balance	33	—	33
Payments	(19)	—	(19)
Changes in estimate	(1)	2	1

December 31, 2006 ending balance	13	2	15
Payments	(4)	—	(4)
Changes in estimate	(1)	—	(1)

March 31, 2007 ending balance	8	2	10

Balance at March 31, 2007	$23	$2	$25

The balance at March 31, 2007, recorded for severance and employee benefits, is included in accrued liabilities in our Consolidated Balance Sheet. The restructuring reserve balances presented are considered adequate to cover committed restructuring actions. Our restructuring initiatives are generally completed in 12 to 18 months.
Restructuring Initiatives
2007 Initiatives
For the three months ended March 31, 2007, there were no new restructuring charges recorded.
2006 Initiatives
For the three months ended March 31, 2006, we recorded approximately $3 million of expense for severance and associated employee benefits primarily related to the restructuring of our global Graphic Arts business within our Packaging and Building Materials segment that affected 27 positions.
Of the 329 positions identified under total 2006 restructuring initiatives, 109 positions have been eliminated as of March 31, 2007.
2005 Initiatives
For the three months ended March 31, 2005, we recorded approximately $1 million of expense for severance and associated employee benefits related to a restructuring initiative within our Electronic Materials segment that affected 27 positions. In the first quarter of both 2006 and 2007, we reversed $1 million of severance and employee benefit charges related to total 2005 initiatives.
Of the initial 590 positions identified under total 2005 restructuring initiatives, we reduced the total number of positions to be affected by 35 to 555 positions in total. As of March 31, 2007, 491 positions have been eliminated.
Prior Year Initiatives
In the first quarter of 2006, we recorded changes in estimates to reduce our reserve by $1 million for severance and employee benefit charges relating to total 2004 restructuring initiatives. All severance payments contemplated by these initiatives are materially complete. Of the initial 500 positions identified, we reduced the total number of positions to be affected by these initiatives by 123 to 377 positions in total. As of March 31, 2007, all positions have been eliminated.
Asset Impairments
2007 Impairments
For the three months ended March 31, 2007, there were no asset impairment charges recorded.
2006 Impairments
For the three months ended March 31, 2006, we recognized $3 million of fixed asset impairment charges associated with the restructuring of our global Graphic Arts business within our Packaging and Building Materials segment.
NOTE 6: Accounting for Uncertainty in Income Taxes
Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation (“FIN”) FIN 48, “Accounting for Uncertainty in Income Taxes,” which provides a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. Under FIN 48, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws.

Under FIN 48 we determined that certain income tax positions did not meet the more-likely-than-not recognition threshold and, therefore, required a 100% reserve while other previously unrecognized income tax positions met the recognition threshold and did not require any reserve. Accordingly, as of January 1, 2007, we recorded a non-cash cumulative transition charge of approximately $9 million, recorded as a reduction to beginning retained earnings (see Consolidated Statement of Shareholders’ Equity). Additional interest and penalty charges associated with tax positions are classified as income tax expense in the Consolidated Financial Statements.
As of January 1, 2007, we have unrecognized income tax benefits totaling $70 million and related accrued interest and penalties of $18 million (net of any tax benefit) that if recognized $74 million would be recorded as a benefit to income taxes on the Statement of Operations and, therefore, would impact the reported effective tax rate. We are currently under audit in many jurisdictions. Although it is not possible to predict the timing of the conclusion of all these pending audits with accuracy, we do anticipate that the IRS audit of the 2002 through 2004 year will be complete by the end of 2007. Given the various stages of completion of our audits we can not currently estimate significant changes in the amount of unrecognized income tax benefits over the next year.
As of January 1, 2007, the following tax years remained subject to examination by the major tax jurisdictions indicated:

Major
Jurisdictions	Open Years
Canada	1999 through 2001, 2003 through 2006
China	1997 through 2006
France	2004 through 2006
Germany	1999 through 2006
Italy	2003 through 2006
Japan	2000 through 2006
Korea	2001 through 2006
Netherlands	2003 through 2006
South Africa	2001 through 2006
Switzerland	2005 and 2006
Taiwan	2005 and 2006
United Kingdom	2003 through 2006
United States	2002 through 2006
We are also subject to income taxes in many hundreds of state and local taxing jurisdictions in the U.S. and around the world, many of which are still open to tax examinations. Management does not believe these represent a significant financial exposure for the Company.
NOTE 7: Borrowings
On March 9, 2007, we issued €175 million of 4.50% Private Placement Senior Notes due March 9, 2014. Interest is payable semi-annually in March and September at a rate of 4.50% annually.
In March of 2007, we also retired our €160 million of 6.0% notes upon maturity and early retired, at par, $19 million of 8.74% notes.

NOTE 8: Comprehensive Income
The components of comprehensive income are as follows:

	Three Months Ended
	March 31,
(in millions)	2007	2006

Net earnings	$192	$207
Other comprehensive income from continuing operations:
Current period changes in fair value of derivative instruments qualifying as hedges, net of $(2) and $1, of income taxes, respectively	3	(2)
Reclassification to earnings of derivative instruments qualifying as hedges, net of $1 and $1 of income taxes, respectively	(2)	(2)
Cumulative translation adjustment, net of $(7) and $(1) of income taxes, respectively	(6)	8
Pension and postretirement benefit adjustments, net of $(3) and $0 of income taxes, respectively	9	1

Total comprehensive income	$196	$212

NOTE 9: Earnings from Continuing Operations per Share
The difference in common shares outstanding used in the calculation of basic and diluted earnings from continuing operations per common share is primarily due to the effect of stock options and non-vested restricted stock as reflected in the reconciliations that follow:

	Three Months Ended March 31,
	Earnings
	from
	continuing
	operations	Shares	Per Share
(in millions, except per share amount)	(Numerator)	(Denominator)	Amount

2007
Net earnings from continuing operations available to stockholders (Basic)	$192	216.6	$0.87
Dilutive effect of options and non-vested restricted stock (1)	—	3.1

Diluted earnings from continuing operations per share	$192	219.7	$0.86

2006
Net earnings from continuing operations available to stockholders (Basic)	$207	220.9	$0.94
Dilutive effect of options and non-vested restricted stock (1)	—	2.3

Diluted earnings from continuing operations per share	$207	223.2	$0.93

(1)	For the three months ended March 31, 2007 and 2006, 0.4 million shares and 0.8 million shares, respectively, were excluded from the calculation of diluted earnings per share as the exercise price of the stock options was greater than the average market price.

NOTE 10: Pensions and Other Post-Retirement Benefits
We sponsor and contribute to pension plans that provide defined benefits to U.S. and non-U.S. employees. Pension benefits earned are generally based on years of service and compensation during active employment. We provide health care and life insurance benefits (“Other Postretirement Benefits”) under numerous plans for substantially all of our domestic retired employees, for which we are self-insured. Most retirees are required to contribute toward the cost of such coverage. We also provide health care and life insurance benefits to some non-U.S. retirees, primarily in France and Canada.
The following disclosures include amounts for both the U.S. and significant foreign pension plans (primarily Canada, Germany, Japan, and the United Kingdom) and other postretirement benefits.
Estimated Components of Net Periodic Cost

			Other Postretirement
	Pension Benefits		Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(in millions)	2007	2006	2007	2006

Service cost	$20	$20	$1	$2
Interest cost	36	34	7	7
Expected return on plan assets	(46)	(39)	—	—
Amortization of prior service cost	—	1	(1)	(1)
Amortization of net loss	6	11	—	—

Net periodic benefit cost	$16	$27	$7	$8

Employer Contributions
During the three months ended March 31, 2007, we contributed approximately $28 million to our qualified and non-qualified pension and postretirement benefit plans. We anticipate making full-year contributions of approximately $90 million this year, which consist of $40 million to our foreign qualified pension plans, $10 million to our non-qualified pension plans, and $40 million to our postretirement benefit plans.
NOTE 11: Inventories
Inventories consist of the following:

(in millions)	March 31, 2007	December 31, 2006

Finished products	$468	$517
Work in process	304	301
Raw materials	132	121
Supplies	45	45

Total	$949	$984

NOTE 12: Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2007, by business segment, are as follows:

	Paint	Packaging
	and	and		Electronic	Performance
	Coatings	Building	Primary	Materials	Materials
(in millions)	Materials	Materials	Materials	Group	Group	Salt	Total

Balance as of January 1, 2007	$63	$517	$29	$368	$241	$323	$1,541
Goodwill related to acquisitions (1)	—	—	—	3	—	—	3
Goodwill related to divestitures (2)	—	—	—	—	(4)	—	(4)
Currency effects (3)	—	2	—	—	2	4	8

Balance as of March 31, 2007	$63	$519	$29	$371	$239	$327	$1,548

(1)	Goodwill related to acquisitions is due to the following: $3 million- Electronic Materials Group – buyback of additional shares of Rodel.

(2)	Goodwill related to divestitures is due to the following: $4 million- Performance Materials- related to the sale of Floralife® in 2007.

(3)	Certain goodwill amounts are denominated in foreign currencies and are translated using the appropriate U.S. dollar exchange rate.
Intangible Assets
The following table provides information regarding changes to our finite-lived intangible assets, which are subjected to amortization and indefinite-lived intangible assets, which are not subject to amortization.
Gross Asset Value

	Finite Lived				Indefinite Lived
				Patents,
	Developed	Customer		Licenses &
(in millions)	Technology	Lists	Tradename	Other	Strategic	Tradename	Total

Balance as of January 1, 2007	$398	$881	$141	$172	$75	$329	$1,996
Currency effects (1)	1	4	—	(1)	1	—	5
Divestitures(2)	—	(3)	—	(1)	—	(1)	(5)

Balance as of March 31, 2007	$399	$882	$141	$170	$76	$328	$1,996
Accumulated Amortization

	Finite Lived				Indefinite Lived
				Patents,
	Developed	Customer		Licenses &
(in millions)	Technology	Lists	Tradename	Other	Strategic	Tradename	Total

Balance as of January 1, 2007	$(176)	$(170)	$(33)	$(104)	$(5)	$(21)	$(509)
Additions	(6)	(7)	—	(1)	—	—	(14)
Currency effects (1)	—	(1)	—	—	—	—	(1)
Divestitures	—	1	3	—	—	—	4

Balance as of March 31, 2007	$(182)	$(177)	$(30)	$(105)	$(5)	$(21)	$(520)

Net Book Value	$217	$705	$111	$65	$71	$307	$1,476

(1)	Certain intangible assets are denominated in foreign currencies and are translated using the appropriate U.S. dollar exchange rate.

(2)	Divestiture relates to the sale of Floralife® assets.

Amortization expense for finite-lived intangible assets was $14 million and $13 million for the three months ended March 31, 2007 and 2006, respectively. Amortization expense is estimated to be $56 million for the full 2007 year and $55 million for each of the subsequent four years.
Annual SFAS No. 142 Impairment Review
In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to perform, at a reporting unit level, an annual impairment review of goodwill and indefinite-lived intangible assets, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For purposes of this review, we primarily utilize discounted cash flow analyses for estimating the fair value of the reporting units. We completed our annual recoverability review as of May 31, 2006, and determined that goodwill and indefinite-lived intangible assets were fully recoverable as of this date.
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
Reserves for environmental remediation that we believe to be probable and estimable are recorded appropriately as current and long-term liabilities in the Consolidated Balance Sheets. The reserves for remediation were $140 million at March 31, 2007 and $141 million at December 31, 2006. The amounts charged to pre-tax earnings for environmental remediation and related charges were $5 million and $4 million at March 31, 2007 and March 31, 2006, respectively, and are primarily recorded as cost of goods sold in the Consolidated Statements of Operations.
In addition to accrued environmental liabilities, there are costs which have not met the definition of probable, and accordingly, are not recorded in the Consolidated Balance Sheets. We have identified reasonably possible loss contingencies related to environmental matters of approximately $120 million at both March 31, 2007 and December 31, 2006.
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
The Wood-Ridge, New Jersey site (“Site”), and Berry’s Creek, which runs past this Site, are areas of environmental significance to the Company. The Site is the location of a former mercury processing plant acquired many years ago by a company later acquired by Morton International, Inc. (“Morton”). Morton and Velsicol Chemical Corporation (“Velsicol”) have been held jointly and severally liable for the cost of remediation of the Site. The New Jersey Department of Environmental Protection (“NJDEP”) issued the Record of Decision documenting the clean-up requirements for the manufacturing site in October 2006. The Company has submitted a work plan to implement the remediation, and will enter into an agreement or order to perform the work in 2007. In April, 2007, NJDEP issued remediation directives to approximately a dozen parties who were major customers or neighbors of the plant, directing them to participate in the remediation. The Company will negotiate with these parties to assist in the funding of the work at the former processing plant. If any of the parties refuses to participate or cannot reach agreement with us, the directive gives parties performing the remediation the right to treble recovery from those parties who fail to comply with the directive. Our ultimate exposure at the Site will depend on clean-up costs and on the level of contribution from these other parties. Velsicol’s liabilities for Site response costs will be addressed through a bankruptcy trust fund established under a court-approved settlement with Velsicol, and other parties, including the government.
With regard to Berry’s Creek, and the surrounding wetlands, EPA has issued letters to over 150 PRPs for performance of a broad scope investigation of risks posed by contamination in Berry’s Creek. Performance of this study is expected to take at least six years to complete. The PRPs are in the process of forming a representative group, and have hired common counsel and a consultant to negotiate with the EPA. Today, there is much uncertainty as to what will be required to address Berry’s Creek, but investigation and clean-up costs, as well as potential resource damage assessments, could be very high and our share of these costs could possibly be material to the results of our operations, cash flows and consolidated financial position.
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
In December 2002, a complaint was filed in Mississippi on behalf of over 700 plaintiffs against Morton, Rohm and Haas, Joseph Magazzu, a former Morton employee, and the Mississippi Department of Environmental Quality alleging personal injury and property damage caused by environmental contamination. In April 2005, this complaint was dismissed, without prejudice, with respect to all the plaintiffs. Similar complaints were filed in Mississippi on behalf of approximately 1,800 other plaintiffs; however, all but about 40 of these plaintiffs failed to comply with a court ruling that required plaintiffs to provide basic information on their claims to avoid dismissal. The remaining plaintiffs are individual plaintiffs since Mississippi procedural rules do not permit class actions. At this time, we see no basis for the claims of any of the plaintiffs. On April 4, 2007, Judge Barlow issued several rulings in the Company’s favor including a ruling on a motion for partial summary judgment regarding chemicals in the wells of certain plaintiffs which he found resulted from the chlorination of the Moss Point Water System. In addition, he granted partial summary judgment regarding certain chemicals not found on the property of another plaintiff. He also granted the Company’s motion for sanctions against plaintiffs’ attorneys because there was no legal proof for 98 percent of the cases they had filed which were dismissed.
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
In November 2006, a complaint was filed in the United States District Court for the Western District of Kentucky by individuals alleging that their persons or properties were invaded by particulate and air contaminants from the Louisville plant. The complaint seeks class action certification alleging that there are hundreds of potential plaintiffs residing in neighborhoods within two miles of the plant. We believe that this lawsuit is without merit.
In April 2006 and thereafter, lawsuits were filed against Rohm and Haas claiming that the Company’s Ringwood, Illinois plant contaminated groundwater and air that allegedly reached properties a mile south of the plant site. Also sued were the owner of a plant site neighboring our facility and a company which leases a portion of our facility. An action brought in federal court in Philadelphia, Pennsylvania, seeks certification of a class comprised of the owners and residents of about 500 homes in McCullom Lake Village, seeking medical monitoring and compensation for alleged property value diminution, among other things. In addition, lawsuits were filed in the Philadelphia Court of Common Pleas by seventeen individuals who claim that contamination from the plants has resulted in tumors (primarily of the brain). We believe that these lawsuits are without merit.

Rohm and Haas, Minnesota Mining and Manufacturing Company (3M) and Hercules, Inc. have been engaged in remediation of the Woodland Sites (“Sites”), two waste disposal locations in the New Jersey Pinelands, under various NJDEP orders since the early 1990s. Remediation is complete at one site and substantially complete at the other. In February 2006, a lawsuit was filed in state court in Burlington County, New Jersey by the NJDEP and the Administrator of the New Jersey Spill Compensation Fund against these three companies and others for alleged natural resource damages relating to the Sites. In June 2006, after the lawsuit was served, the defendants filed a notice of removal of the action to the federal court in Camden, New Jersey. This lawsuit presents significant legal and public policy issues, including the fundamental issue of whether there are any “damages,” and the Company intends to defend it vigorously.
In January 2006 and thereafter, civil lawsuits were filed against Rohm and Haas and other chemical companies in U.S. federal court, alleging violation of antitrust laws in the production and sale of methyl methacrylate (“MMA”) and polymethylmethacrylates (“PMMA”). The various plaintiffs sought to represent a class of direct or indirect purchasers of MMA or PMMA in the United States from January 1, 1995 through December 31, 2003. The lawsuits referred to an investigation of certain chemical producers by the European Commission in which Rohm and Haas was not involved in any way. However, in September 2006, both the direct purchasers and the indirect purchasers filed amended complaints in which Rohm and Haas was not named as a defendant, and therefore the Company is no longer a party to these lawsuits. In addition, another United States complaint brought in late 2006 has been dismissed. Although Rohm and Haas remains a defendant in a similar lawsuit filed in Canada, we believe the Canadian lawsuit is without merit as to Rohm and Haas, and if the Company is not dropped from the lawsuit, we intend to defend it vigorously.
In late January 2006, Morton Salt was served with a Grand Jury subpoena in connection with an investigation by the Department of Justice into possible antitrust law violations in the “industrial salt” business. Neither Morton Salt, nor any Morton Salt employee has been charged with any wrongdoing. We are cooperating fully with the governmental investigation.
On December 22, 2005, a federal judge in Indiana issued a decision purporting to grant a class of participants in the Rohm and Haas pension plan the right to a cost-of-living adjustment (“COLA”) as part of the retirement benefit for those who elect a lump sum benefit. The decision contravenes the plain language of the plan, which clearly and expressly excludes a discretionary COLA for participants who elect a lump sum benefit. Were the decision to stand, the pension trust could be required to pay a COLA benefit to those plan participants who elected a lump sum benefit during the class period. We feel strongly that our plan fully complies with applicable law and therefore the judge’s decision is contrary to law. The judge certified the question for an immediate appeal to the Seventh Circuit Court of Appeals, which appeal is now pending.
In August 2005, three actions were filed in the Philadelphia Court of Common Pleas relating to brain cancer incidence among employees who worked at our Spring House, Pennsylvania research facility. Two actions, which are now stayed pending the outcome of parallel workers’ compensation proceedings, were filed on behalf of individuals; the third is a class-action complaint which seeks a medical monitoring program for about 6,000 current and former Spring House employees. The complaint alleges that the number of brain cancer cases exceeds normal occurrence rates and allege that the cancers were caused by workplace chemical exposure. Our ongoing epidemiological studies have not found an association between anything in the Spring House workplace and brain cancer. The Company believes that these actions have no merit and is actively defending against them. In April 2006, the court dismissed the medical monitoring case as barred by Pennsylvania Workers’ Compensation Law and later stayed the case. The dismissal is now on appeal, and the plaintiff filed a Workers’ Compensation Petition seeking medical monitoring on his behalf and on behalf of others similarly situated. The Company is seeking dismissal of an additional action filed by the plaintiff in the Pennsylvania Commonwealth Court relating to his Workers’ Compensation Petition.
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
In civil litigation on plastics additives matters, we are a party to nine private federal court civil antitrust actions that have been consolidated in the U.S. District Court for the Eastern District of Pennsylvania, including one that originally had been filed in State Court in Ohio and another involving an individual direct purchaser claim that was filed in federal court in Ohio. These actions have been brought against Rohm and Haas and other producers of plastics additives products by direct purchasers of these products and seek civil damages as a result of alleged violations of the antitrust laws. The named plaintiffs in all but one of these actions are seeking to sue on behalf of all similarly situated purchasers of plastics additives products. Federal law provides that persons who have been injured by violations of Federal antitrust law may recover three times their actual damages plus attorneys’ fees. In the fall of 2006, the court issued an order certifying six subclasses of direct purchasers premised on the types of plastics additives products that have been identified in the litigation. On April 9, 2007, the Third Circuit Court of Appeals agreed to hear an appeal from the court’s certification order. In addition, in August 2005, a new indirect purchaser class action antitrust complaint was filed in the U.S. District Court for the Eastern District of Pennsylvania, consolidating all but one of the indirect purchaser cases that previously had been filed in various state courts, including Tennessee, Vermont, Nebraska, Arizona, Kansas and Ohio. The court has dismissed from the consolidated action the claims arising from the states of Nebraska, Kansas and Ohio, and allowed the claims from Arizona, Tennessee and Vermont to continue. The only remaining state court indirect action is the one filed in California. Our internal investigation has revealed no wrongdoing. We believe these cases are without merit as to Rohm and Haas.
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

NOTE 14: Subsequent Events
On April 18, 2007, we entered into an agreement to purchase Eastman Kodak’s light management film business. We are purchasing the manufacturing assets and intellectual property including patent and trademarks, know-how, trade secrets, the businesses portfolio of current and future products, and a license to additional intellectual property associated with the light management film business.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following commentary should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements for the year ended December 31, 2006, and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our 2006 annual report filed on Form 10-K with the Securities and Exchange Commission (“SEC”) on February 28, 2007.
Within the following discussion, unless otherwise stated, “three month period” refers to the three months ended March 31, 2007, and “prior period” refers to comparisons with the corresponding period in the previous year.
Forward-Looking Information
This document contains forward-looking information so that investors will have a better understanding of our future prospects and make informed investment decisions. Forward-looking statements within the context of the Private Securities Litigation Reform Act of 1995 include statements anticipating future growth in sales, cost of sales, earnings, selling and administrative expense, research and development expense and cash flows. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” and similar language to describe prospects for future operations or financial condition identify such forward-looking statements. Forward-looking statements are based on management’s assessment of current trends and circumstances, which may be susceptible to uncertainty, change or any other unforeseen development. Results could differ materially depending on such factors as changes in business climate, economic and competitive uncertainties, the cost of raw materials, natural gas, and other energy sources and the ability to achieve price increases to offset such cost increases, foreign exchange rates, interest rates, acquisitions or divestitures, risks in developing new products and technologies, risks of doing business in emerging markets, the impact of new accounting standards, assessments for asset impairments, the impact of tax and other legislation and regulation in the jurisdictions in which we operate, changes in business strategies, manufacturing outages or the unanticipated costs of complying with environmental and safety regulations. As appropriate, additional factors are described in our 2006 annual report filed on Form 10-K with the SEC on February 28, 2007. We are under no obligation to update or alter our forward-looking statements, as a result of new information, future events or otherwise.
Company Overview
Rohm and Haas Company was incorporated in 1917 under the laws of the State of Delaware. Our shares are traded on the New York Stock Exchange under the symbol “ROH”.
We are a global specialty materials company that began almost 100 years ago when a chemist, Otto Rohm, and a businessman, Otto Haas, decided to form a partnership to make a unique chemical product for the leather industry. That once tiny firm, now known as Rohm and Haas Company, reported sales of approximately $8.2 billion in 2006 on a portfolio of global businesses including specialty chemicals, electronic materials and salt. Today, we leverage science and technology to design materials and processes that enable our customers’ products to work. We serve a broad segment of dynamic markets, the largest of which include: building and construction, electronics, food and retail, household and personal care, industrial processes, packaging, transportation and water. To serve these markets, we have significant operations with approximately 100 manufacturing and 35 research facilities in 27 countries with approximately 15,800 employees.

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
In October 2006, we announced an evolution in our strategy, which we refer to as Vision 2010. The primary goal of Vision 2010 is to accelerate value creation. The key elements of this strategy are:
•	Position Our Portfolio For Accelerated Growth – by leveraging our integrated acrylic monomer and polymer chain; accelerating investment in the Electronic Materials Group; creating or expanding platforms that address the growing needs in food, health, water, energy, and other areas in the developed and developing worlds; and supplementing our organic growth with highly selective bolt-on acquisitions which bring a growth platform technology or geographic supplement to our core businesses.

•	Build Value-Creating Business Models in Emerging Markets – through customizing closer to customers; finding solutions that are affordable and meet local requirements; organizing in a manner that enables rapid decision-making; investing in local talent; and building plant facilities that can compete effectively with local and regional players as well as multinational players.

•	Innovate with a Market / Customer Focus – by increasingly shifting the focus and delivery of technology programs closer to the customer, driving to faster and more tailored output.

•	Operational Excellence / Continuous Improvement – by maintaining flat conversion costs over the next three years; building more capital-efficient plants in emerging markets; continuing to optimize our global footprint; and increasing global sourcing, especially from low-cost countries.

•	Deploy Right Talent in Right Places – by ensuring that leadership talent with the right depth and breadth is in place to drive the profitable growth of our businesses through shifting deployment of more key leaders to locations outside the U.S. and continuing to drive the nurturing and development of our global workforce.
Cash Generation
We generated $840 million and $947 million in cash from operating activities during 2006 and 2005, respectively, and we expect to generate in excess of $1 billion during 2007. We plan to deploy this cash to enhance stockholder value through higher dividends, strategic investments in our core businesses and technologies, selective bolt-on acquisitions and share repurchases, as appropriate.
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

Our Businesses
Our portfolio of businesses is strong, seasonally diverse and well positioned for future growth. Effective January 1, 2007, we realigned our reporting segments and managerial organization as a part of the implementation of our Vision 2010 strategic plan. The chart below summarizes sales recorded by our six new reportable segments in 2006, 2005, and 2004.
Net Sales by Business Segment (in millions)

SPECIALTY MATERIALS BUSINESS GROUP
With the implementation of our Vision 2010 Strategic Plan, we created a new business group – the Specialty Materials Business Group – which encompasses three reportable segments: Paint and Coatings Materials, Packaging and Building Materials, and Primary Materials.
The key driver underlying the creation of this business group was a desire to more clearly align our core Acrylic monomer-polymer chain. By placing all of our Acrylic-based businesses under one Executive and in three reportable segments, we have simplified management of this highly integrated set of businesses. Further, we believe that the true economic power of these businesses is better understood by looking at the integrated business as one unit.
We believe we are the largest and most broadly based supplier of acrylic polymers in the markets we serve, and also the largest combined supplier of the key raw materials to make these acrylic polymers, namely methacrylate and acrylate monomers. The largest consumers of the acrylic monomers we produce are our downstream polymer businesses – Paint and Coatings Materials and Packaging and Building Materials. We also have a strong third party monomer business in Europe and the Americas.
We have critical mass with the combination of our upstream monomer capacity combined with the breadth of our acrylic polymer product offerings. We believe this gives us a unique competitive advantage in the many markets that we serve globally. Our monomer and polymer supply chains are integrated globally, and we have a strong track record of manufacturing excellence in our many facilities around the world. This integration gives us the reliability, scale, and low cost position that drive our sustainable competitive advantage.
Finally, our integration benefits extend to the technical arena where our expertise in monomers complements our acknowledged leadership in acrylic polymer development for value-added applications.
PAINT AND COATINGS MATERIALS
Net Sales (in millions)
Our Paint and Coatings Materials products are sold globally, with approximately 65% of sales in North America, 17% in Europe, 12% in Asia-Pacific and 6% in Latin America. As the building and construction markets are a core focus of this business (in particular the architectural coatings markets), sales for this segment have seasonal fluctuations.

Paint and Coatings Materials is the continuation of our 1953 pioneering acrylic waterborne chemistry. This initial innovation has evolved into our current high quality, technologically advanced product offerings of binders and additives for paint and coatings. Our technology improves the durability, tint retention, adhesion, stain resistance and opacity of paint. Our customer base includes well-known, high-quality paint suppliers. In addition to offering products for the architectural and decorative coatings markets, this business also offers products used in the manufacture of industrial coatings (for use on wood, metal, and in traffic paint); construction materials (for use in roofing materials, insulation, and cement modification); and floor care products.
Our track record of emulsions innovation is fueled by a world-class supply chain with 29 plants around the world and direct sales into 93 countries. This breadth of coverage and the associated market understanding sets us apart from all other suppliers and allows the Paint and Coatings Materials business to map the next generation of advances in a wide array of end use segments, centered in the building and construction markets. The business continues to be the leader in the conversion of solvent to water-based technologies which enables our customers to offer more environmentally friendly products including low-VOC paints, formaldehyde-free insulation and energy efficient reflective roof coatings.
Over the last several years, advances in back office systems, asset utilization and process improvements have also allowed the Paint and Coatings Materials business to reap two-fold increases in employee productivity. The benefits of these improvements are often found in our close customer relationships, which allow us to invest in advanced technical service programs, pursue targeted research and development in select markets, and establish long-term investments in emerging markets such as China, India and Eastern Europe.

Business	Markets		Products		End Uses

Paint and Coatings Materials	•	Building and construction	•	An array of versatile acrylic	•	House paints
	•	Home improvement		emulsion polymers and other	•	Traffic paints
				technologies	•	Metal coatings
			•	A range of additives, such as	•	Concrete
				thickeners, extenders and	•	Roof coatings
				pacifiers	•	Insulation

PACKAGING AND BUILDING MATERIALS
Net Sales (in millions)
Our Packaging and Building Materials business offers a range of polymers; additives, and formulated value-added products (which utilize a broad range of chemistries and technologies, including our world-class acrylic technology). Packaging and Building Materials’ products are supported with market recognized best-in-class technical support and end-use applications knowledge. Products from this business are sold globally, with approximately 41% in North America, 37% in Europe, 16% in Asia-Pacific and 6% in Latin America.
Packaging and Building Materials has a very broad product line, which includes:
o	Formulated adhesives and adhesive polymers used in flexible packaging, tape and label, transportation, and other applications

o	Performance enhancing additives for plastics used in a broad array of applications, especially construction materials (e.g. vinyl siding, vinyl windows, vinyl fencing) and packaging

o	Processing aids for plastic production

o	Specialty polymers and coatings for use in leather, textile, graphic arts, paper, and packaging applications

Business	Markets		Products		End Uses

Packaging and Building	•	Packaging	•	Packaging adhesives	•	Flexible and rigid
Materials	•	Paper	•	Plastic additives		packaging
	•	Construction	•	Pressure sensitive adhesives	•	Vinyl construction materials
	•	Durables	•	Specialty polymers		(siding, windows, fencing,
	•	Transportation	•	Specialty coatings		decks)
	•	Graphic arts	•	Rubber-to-metal bonding	•	Paper and film labels and
	•	Leather		adhesives		decals
	•	Textiles	•	Flocking agents	•	Consumer, industrial and
specialty tapes
					•	Anti-vibration components
					•	PVC pipe
					•	Appliances and business machines

PRIMARY MATERIALS
Net Sales (in millions)
Internal and External Net Sales (in millions)
Our Primary Materials business produces methyl methacrylate, acrylic acid and associated esters as well as specialty monomer products which are building blocks used in our downstream polymer businesses and which are also sold externally. Internal consumption of Primary Materials products is principally in the Paint and Coatings Materials and Packaging and Building Materials businesses. Primary Materials also provides polyacrylic acid (PAA) dispersants, opacifiers and rheology modifiers/thickeners to the global household and industrial markets. Our Primary Materials products are sold globally, with approximately 52% of external sales in North America, 37% in Europe, 6% in Latin America and approximately 5% in Asia-Pacific.

Business	Markets		Products		End Uses

Primary Materials	•	Building and construction	•	Methyl methacrylate	•	Adhesives
	•	Personal care	•	Acrylic acid	•	Paints and coatings
	•	Packaging	•	Associated esters	•	Floor polishes
	•	Household products	•	Specialty monomers	•	Hair sprays
	•	Chemicals	•	Polyacrylic acid dispersants	•	Laundry and dishwater detergents
					•	Super absorbent products
ELECTRONIC MATERIALS GROUP
This reportable operating segment is comprised of three business units: Semiconductor Technologies, Circuit Board Technologies and Packaging and Finishing Technologies.
Net Sales (in millions)
Net Sales by Business Unit (in millions)

Our Electronic Materials Group businesses are focused on inventing new materials that make electronic devices faster, smaller, more powerful and less expensive for the consumer. We offer fully compatible, leading-edge chemistry used to make the semiconductor chips and printed circuit boards found in today’s most sophisticated electronic devices. Our products are sold globally, with approximately 58% of sales in Asia-Pacific, 28% in North America and 14% in Europe.
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

Business	Markets		Products		End Uses

Circuit Board Technologies	•	Electronic devices	•	Enabling technology for all	•	Cellular phones
	•	Communication		aspects of the manufacture	•	Personal computers
	•	Computers		of printed circuit boards	•	Cars and trucks
	•	Transportation	•	Products such as:	•	LCD and plasma displays
	•	Recreation		photoresists, solder mask, electroless and electrolytic copper	•	Electronic games
Packaging and Finishing Technologies develops and delivers innovative materials and processes that boost the performance of a diverse range of electronic, optoelectronic and industrial finishing applications. We supply integrated metallization processes critical for interconnection, corrosion resistance, metal finishing, and decorative applications.

Business	Markets		Products		End Uses

Packaging and Finishing	•	Electronic devices	•	Materials and technology for	•	Cellular phones
Technologies	•	Connector finishing		integrated circuit packaging,	•	Personal computers
	•	Semiconductor		connectors and industrial	•	Cars and trucks
		packaging		finishing	•	Home appliances
	•	Surface finishing			•	Office equipment
					•	Electronic games
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

Business	Markets		Products		End Uses

Semiconductor Technologies	•	Electronics and	•	Essential technology for	•	Cellular phones
		communication		creating state-of-the-art	•	Personal computers
		devices		integrated circuits:	•	Cars and trucks
	•	Transportation		photoresists, developers,	•	Home appliances
	•	Home and office goods		removers, anti-reflective	•	Office equipment
	•	Recreation		coatings, chemical	•	Electronic games
mechanical planarization
(CMP) pads and slurries

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
PERFORMANCE MATERIALS GROUP
This reportable segment includes the sales and operating results of Process Chemicals and Biocides, Powder Coatings, and other smaller business units.
Net Sales (in millions)
Net Sales by Business Unit (in millions)

Regionally, about 42% of our Performance Materials Group products are sold in Europe, 37% in North America, 16% in Asia-Pacific and about 5% in Latin America.
Process Chemicals and Biocides includes our technology platforms in ion exchange resins and biocides. These technologies continue to be adapted to more advanced applications, such as bio-processing, advanced water treatment (e.g. ultra-pure water for the electronics industry), and microbial protection for both building materials and personal care. In addition to this strong technology capability, this business has global reach and adaptable business models, such as our Viance joint venture for wood preservation.

Business	Markets		Products		End Uses

Process Chemicals and	•	Paper	•	Anion and cation ion exchange	•	Newspaper
Biocides	•	Industrial and chemical		resins	•	Corrosion inhibitors
		processing	•	Sodium borohydride and related	•	Pharmaceutical
	•	Lubricants and fuels		technologies		processes
	•	Water processing	•	Salt-forming bases	•	Dyes
	•	Food processing	•	Adsorbents	•	Soft drinks and juices
	•	Electronics	•	Antimicrobials	•	Ultra pure water
	•	Bioprocessing			•	Catalysis
	•	Household products			•	Electricity production
	•	Personal care			•	Paints
	•	Building and construction			•	Wood preservation
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

Business	Markets		Products		End Uses

Powder Coatings	•	Home and office goods	•	Epoxy, polyester, silicone and	•	Architectural aluminum
	•	Recreation		acrylic powder coatings	•	Shelving
	•	Lawn and garden	•	Lamineer – a low temperature	•	Tables and chairs
	•	Transportation		curing coating	•	Office furniture
	•	Building and construction			•	Cabinetry
					•	Machinery
					•	Gas grills
Also included in the results of our Performance Materials Segment are several small businesses that are building positions based on technology areas outside of the core of the company’s operations. For example, our Agrofresh subsidiary is expanding on and commercializing 1-MCP ethylene-blocking technology for use in the agriculture industry. Our Advanced Materials business leverages chemical vapor deposition technology with silicon and zinc chemistry to produce materials for use in electronics, military, and other technology-intensive areas.
Consistent with the company’s Vision 2010 Strategic Plan, we intend to continue to develop businesses focused on technology-driven, fast-growing market segments in new-to-the-company areas. These efforts will be included in the results of the Performance Materials Segment.

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
• Agricultural

Summary of Financial Results
In the first quarter of 2007, we reported sales of $2,160 million, a 5% increase over $2,058 million reported in the first quarter of 2006, reflecting higher demand, favorable currencies, and higher selling prices. Gross profit of $609 million in the quarter was 6% lower than the same period in 2006, the result of increased operating and raw material costs and demand shift from regions with higher profit margins (primarily the U.S.) to regions with lower margins (primarily emerging markets). Gross profit margin in the quarter was 28.2%, compared to 31.3% in the prior year period. Selling and administrative expenses increased 5% versus the first quarter of 2006, largely reflecting increased spending to support growth initiatives. Research and development expense for the quarter was $68 million, relatively flat from the prior year period. While research and development spending has not increased, we have refocused our efforts to key strategic growth areas such as Electronic Materials, Paint and Coatings Materials, and Performance Materials. Income tax expense for the quarter was $75 million reflecting an effective tax rate of 28.0% versus 29.9% in the prior period. In the first quarter of 2007, we reported earnings from continuing operations of $190 million, or $0.86 per share, as compared to $207 million, or $0.93 per share in the first quarter of 2006.
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
Our most significant reserves are those that have been established for remediation and restoration costs associated with environmental issues. As of March 31, 2007, we have $140 million reserved for environmental-related costs. We conduct studies and site surveys to determine the extent of environmental contamination and necessary remediation. With the expertise of our environmental engineers and legal counsel, we determine our best estimates for remediation and restoration costs. These estimates are based on forecasts of future costs for remediation and change periodically as additional and better information becomes available. Changes to assumptions and considerations used to calculate remediation reserves could materially affect our results of operations or financial position. If we determine that the scope of remediation is broader than originally planned, discover new contamination, discover previously unknown sites or become subject to related personal injury or property damage claims, our estimates and assumptions could materially change.

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

	2007		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.

Discount rate	5.90%	5.09%	5.70%	4.77%
Estimated return on plan assets	8.50%	6.74%	8.50%	6.97%
The following illustrates the annual impact on pension expense of a 100 basis point increase or decrease from the assumptions used to determine the net cost for the year ending December 31, 2006:

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
We account for share-based compensation in accordance with the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment.” Prior to January 1, 2006, we accounted for share-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the fair value recognition provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimation of the expected term of stock options, the expected volatility of our stock, expected dividends, and risk-free interest rates. If actual results differ significantly from these estimates, share-based compensation expense and our results of operations could be materially impacted.

March 31, 2007 VERSUS March 31, 2006 — CONSOLIDATED
Net Sales and Gross Profit
In the three months ended March 31, 2007, we reported consolidated net sales of $2,160 million, an increase of 5% or $102 million from prior period net sales of $2,058 million. These increases are primarily driven by higher demand, favorable currencies and higher selling prices.
The primary drivers of the sales change between March 31, 2007 and 2006 are presented below:

Three months ended
Sales Change March 31, 2007 and 2006%

Demand	2
Price	1
Currency	2

Total change	5

Our gross profit for the first quarter of 2007 was $609 million, a decrease of 6% or $36 million from $645 million in the first quarter of 2006. This decrease was due largely to increased operating and raw material costs and demand shift from regions with higher profit margins (primarily the U.S.) to regions with lower margins (primarily emerging markets). Gross profit margin decreased to 28.2% from 31.3% in the first quarter of 2006.
Selling and Administrative Expense
In the first quarter of 2007, selling and administrative expenses were $260 million, an increase of 5% or $12 million from $248 million in the prior year period. The increase in the quarter largely reflects increased spending to support growth initiatives, as well as the establishment of a European Headquarters business model, with an office in Switzerland that will be opening in the second quarter of 2007. Selling and administrative expenses were 12% of sales, consistent with the prior year period.
Research and Development Expense
Research and development expense for the first quarter of 2007 was $68 million, consistent with the $69 million in the first quarter of 2006. The focus of our research and development spending continues to be in the Electronic Materials, Paint and Coatings Materials and Performance Materials Groups to foster growth initiatives.
Interest Expense
Interest expense for the first quarter of 2007 was $24 million, down slightly from the prior year period. The decrease is due to a lower overall effective interest rate in comparison to the prior year period and slightly lower debt levels.
Amortization of Finite-lived Intangible Assets
Amortization of finite-lived assets was $14 million for the current quarter and $13 million for the prior year period. The slight increase is primarily due to underlying currency movements.
Restructuring and Asset Impairments
In the first quarter of 2007, we recorded approximately $1 million of benefit for severance and associated employee benefit charges, primarily in our Electronic Materials Group due to fewer employee separations than originally planned.
For the three months ended March 31, 2006, we recorded approximately $3 million of expense for severance and associated employee benefits and $3 million of fixed asset impairment charges, primarily related to the restructuring of our global Graphic Arts business within our Packaging and Building Materials segment that affected 27 positions. These charges were offset by a change in estimate to prior period restructuring reserves of $2 million, due to lower than expected separation costs.
Share of Affiliate Earnings, net
Affiliate net earnings for the three months ended March 31, 2007 and 2006 were $5 million and $1 million, respectively. The increase was primarily due to increased earnings from equity affiliates in our Electronic

Materials Group reporting segment and from Viance, the new joint venture in our Performance Materials Group. The Viance joint venture is 50% owned by Rohm and Haas Company and 50% owned by Chemical Specialties, Inc., a wholly owned subsidiary of Rockwood Holdings, Inc. Annual sales for Viance are expected to be greater than $200 million.
Other (Income), net
Other income for the three months ended March 31, 2007 was $19 million, in comparison to $14 million in the prior year period. The increase was primarily due to an increase in currency gains of $4 million and a $3 million gain related to the sale of certain assets previously acquired from Floralife ® , offset by $2 million lower interest and investment income.
Effective Tax Rate
We recorded a provision for income tax expense of $75 million for the first quarter of 2007, reflecting an effective tax rate from continuing operations of 28.0% compared to a 29.9% effective rate for earnings in 2006. The decrease in the rate is mainly due to the re-enactment of the research tax credit in December of 2006 and lower taxes on foreign earnings permanently reinvested abroad.
Minority Interest
In the first quarter of 2007, we reported minority interest of $3 million, as compared to $4 million in 2006. The majority of our minority interest relates to a consolidated joint venture recorded in our Electronic Materials Group reporting segment.

MARCH 31, 2007 VERSUS MARCH 31, 2006 – BY BUSINESS SEGMENT
Net Sales by Business Segment and Region

	Three Months Ended
(in millions)	March 31,
	2007	2006
Business Segment
Paint and Coatings Materials	$478	$485
Packaging and Building Materials	449	454
Primary Materials	482	481
Elimination of Intersegment Sales	(251)	(272)

Specialty Materials Group	$1,158	$1,148
Electronic Materials Group	385	374
Performance Materials Group	290	273
Salt	327	263

Total net sales	$2,160	$2,058

Customer Location
North America	$1,094	$1,103
Europe	560	492
Asia-Pacific	422	387
Latin America	84	76

Total net sales	$2,160	$2,058

Net Earnings (Loss) from Continuing Operations by Business Segment (1,2)

	Three Months Ended
(in millions)	March 31
	2007	2006
Business Segment
Paint and Coatings Materials	$53	$60
Packaging and Building Materials	28	37
Primary Materials	30	54

Specialty Materials Group	$111	$151
Electronic Materials Group	60	53
Performance Materials Group	21	18
Salt	33	18
Corporate (3)	(35)	(33)

Total net earnings from continuing operations	$190	$207

1.	Earnings (loss) for all segments except Corporate were tax effected using our overall consolidated effective tax rate excluding certain discrete items.

2.	In the first quarter of 2007, we changed the methodology for allocating shared service costs across all business units to a simpler methodology we believe will provide improved management reporting. Also in the first quarter of 2007, we moved to a simpler transfer pricing methodology which is intended to reduce volatility in earnings on internal sales and more accurately represent where value is created in our integrated acrylic chain businesses. We have reclassified our 2006 results to conform to these changes.

3.	Corporate includes certain corporate governance costs, interest income and expense, environmental remediation expense, insurance recoveries, exploratory research and development expense, currency gains and losses, any unallocated portion of shared services and certain discrete tax items.

Provision for Restructuring and Asset Impairment by Business Segment

	Three Months Ended
Pre-Tax	March 31,
(in millions)	2007	2006

Business Segment
Paint and Coatings Materials	$—	$—
Packaging and Building Materials	—	6
Primary Materials	—	—

Specialty Materials Group	$—	$6
Electronic Materials Group	(1)	(1)
Performance Materials Group	—	—
Salt	—	—
Corporate	—	(1)

Total	$(1)	$4

Specialty Materials Group
The Specialty Materials Group comprises three units that represent our core acrylic businesses, that serve a broad range of end-use markets. Overall sales for this Group (after intersegment elimination) were up a modest 1%. Earnings for this group declined 26% over the same period in 2006, due in part to higher unplanned operating costs, lower third-party monomer selling prices, and significantly lower demand in the U.S. The results for the Specialty Materials Group are reported under three separate reportable segments as follows:
Paint and Coating Materials
First Quarter Net Sales (in millions)
Net sales for the Paint and Coatings Materials business were $478 million, a decrease of 1%, or $7 million, from first quarter 2006 sales of $485 million, due to substantially lower demand in North America where weakness in the architectural paint market reflects the pronounced slowdown in home improvements as well as lower existing and new home sales. Strong demand was sustained across all other regions, with stable selling, raw material and energy prices.

First quarter earnings of $53 million in 2007 were down from $60 million in 2006 as a result of the lower North America demand, partially offset by demand growth in other regions and favorable currencies.
Packaging and Building Materials
First Quarter Net Sales (in millions)
In the first quarter of 2007, net sales for Packaging and Building Materials were $449 million, a decrease of 1%, or $5 million, from net sales of $454 million in 2006. The decrease reflects the impacts of lower demand in the U.S. Building and Construction markets, partially offset by favorable currencies. The overall lower demand is mainly the result of softness in the vinyl siding and windows profile markets in North America that use our plastics additives products. Overall demand across all regions is down from last year’s exceptionally strong first quarter.
Earnings of $28 million were down versus earnings of $37 million in the first quarter of 2006. First quarter 2006 results included a $4 million, after-tax, charge primarily for restructuring and other one-time costs related to our Graphic Arts business. The earnings decline reflects sharply increased raw material costs and lower demand, partially offset by favorable currencies and increased selling prices.
Primary Materials
First Quarter Net Sales (in millions)

First quarter 2007 net sales for Primary Materials were $482 million, essentially flat in comparison to prior period net sales of $481 million. The net sales results for Primary Materials include sales to our internal downstream monomer-consuming businesses, primarily Paint and Coatings Materials and Packaging and Building Materials, along with sales of monomers, dispersants and other polymers to third party customers who participate in various downstream markets. Sales to third party customers increased 11% to $231 million in the first quarter of 2007 from $209 million in the prior period, primarily due to higher demand, offset slightly by lower pricing for monomers, as anticipated. Sales to downstream Rohm and Haas specialty businesses were 8% lower, due primarily to lower volumes reflecting the weak market conditions in the U.S.

	Three Months Ended
(in millions)	March 31,
	2007	2006
Total Sales	$482	$481
Elimination of Intersegment Sales	(251)	(272)

Third Party Sales	$231	$209

Earnings of $30 million for the first quarter of 2007 decreased from $54 million in the prior period due to higher unplanned plant costs, lower production in line with reduced captive demand, and lower selling prices to third party customers.
We continue to see the effects of an increase in the global monomer supply during the early part of 2007 as a result of new production facilities that have come on line. We expect this additional supply to continue to apply downward pressure on Primary Material’s pricing through the remainder of 2007.

Electronic Materials Group
First Quarter Net Sales (in millions)
Net sales for the Electronic Materials Group reached $385 million in the first quarter 2007, up 3%, or $11 million, versus sales of $374 million in the prior year. All businesses reported stronger demand, with most of the growth centered in Asia. Sales in advanced technology product lines were up 5% versus the first quarter of 2006.
Circuit Board Technologies sales grew 1% in the first quarter, as solid gains in Asia more than offset weaker demand in the U.S. Packaging and Finishing Technologies sales were essentially flat versus last year, however, process sales were up 5%, and precious metal pass-through sales were down 2%. Sales from Semiconductor Technologies grew 4% over the prior year quarter, reflecting continued strength in sales of Chemical Mechanical Planarization pads and slurries as well as advanced photoresists and related products. Solid growth in Asia and Europe more than offset weaker demand in North America for semiconductor products. The pace of increase has slackened somewhat versus previous quarters, following general trends in the semiconductor industry.
Earnings of $60 million were up 13% from the $53 million earned in the first quarter of 2006, reflecting both increased demand as well as good operational performance.

Performance Materials Group
First Quarter Net Sales (in millions)
Net sales for the Performance Materials Group reached $290 million in the first quarter 2007, an increase of 6%, or $17 million, versus sales of $273 million in 2006. Stronger demand in the Asia Pacific and Latin American regions, coupled with the impact of favorable currencies in Europe, more than offset overall weakness in North America. In addition, the business experienced rapid growth of the patented 1-MCP technology of the AgroFresh business unit.
Net sales for Process Chemicals and Biocides were $181 million, an increase of 6%, or $10 million over first quarter 2006 sales. Increases in demand for ion exchange resins was strong across all regions and segments were partially offset by weakness in the North America bleaching market for sodium borohydride. In the emerging markets, particularly China and Central Eastern Europe and Turkey, demand for ion exchange resins increased in both the nutrition and industrial process markets. The business also realized solid growth in new markets segments, such as polymeric media for the emerging biodiesel market. Net sales for Powder Coatings were $88 million, an increase of 3%, or $3 million over first quarter 2006 sales. The sales increase was driven by pricing gains and the impact of favorable currencies partially offset by weaker demand in construction markets. Net sales for the other businesses, including AgroFresh, Advanced Materials and Digital Imaging, increased 23%, or $4 million, mainly driven by growth in AgroFresh.
Earnings of $21 million are $3 million, or 17%, ahead of the first quarter of 2006. The earnings increase is due to higher selling prices necessary to offset increased raw material costs, the favorable impact of currencies, and stong improvement over the prior year period in the Powder Coatings business. The 2007 results include additional investment in more advanced applications in ion exchange and biocides (such as bio-processing, advanced water treatment and microbial protection) and expansion of the ethylene management technology from our AgroFresh subsidiary (for additional high value applications in both horticultural and agronomic markets).

Salt
First Quarter Net Sales (in millions)
In the first quarter of 2007, net sales from Salt were $327 million, an increase of 24%, or $64 million, versus the first quarter of 2006 sales of $263 million. The sales revenue increase is the result of improved ice control sales volumes as well as improved product line management and pricing in the industrial and consumer markets. Though still below historical averages, ice-control demand in 2007 improved significantly compared to last year, when sales were adversely impacted by extremely mild weather conditions.
Earnings for the quarter were $33 million, an increase of 83% over the $18 million earned in 2006, in line with improved sales performance across all product lines.
Corporate
First Quarter After-Tax Expenses (in millions)
Corporate expense of $35 million, after-tax, for the quarter was up from $33 million, after-tax, in the first quarter of 2006. The main drivers for the slight increase were one-time costs related to the establishment of a European Headquarters structure and a legal claim settlement from a business divested several years ago, partially offset by currency gains.

LIQUIDITY AND CAPITAL RESOURCES
Overview
One of our key financial policies is to maintain a strong balance sheet with debt levels well-covered by our cash flows. As of March 31, 2007, our company’s debt ratio (total debt in proportion to total debt plus stockholders’ equity) was 34%, consistent with the debt ratio as of December 31, 2006, and cash from operating activities for the rolling twelve months ended March 31, 2007, was approximately 38% of our quarter-end debt (cash from operating activities in proportion to total debt). Over the next several years, we expect to pursue growth strategies and provide cash returns to our stockholders without unduly stressing these ratios. We intend to employ a balanced approach to cash deployment that will enhance stockholder value through:
•	Reinvesting in core businesses to drive profitable growth through our capital expenditure program;

•	Investing in new platforms that address the growing needs in health, water, energy, and other areas in the developed and developing worlds;

•	Supplementing our organic growth with highly selective bolt-on acquisitions which bring a growth platform technology or geographic supplement to our core businesses;

•	Continuing to pay higher cash dividends to our stockholders (dividend payouts have increased at an average 10.5% compound annual growth rate since 1978); and

•	Repurchasing shares to improve overall returns to our stockholders.
In the three months ended March 31, 2007, our primary source of cash was from operating activities. Our principal uses of cash were share repurchases, capital expenditures, dividends and debt reduction. These are summarized in the table below:

	Three Months ended
	March 31,
(in millions)	2007	2006

Cash provided by operations	$121	$183
Share repurchases	(98)	—
Capital expenditures	(77)	(53)
Dividends	(72)	(65)
Net debt reduction	(35)	(10)
Stock option exercise proceeds	16	38
Our consolidated statement of cash flows includes the combined results of our continuing and discontinued operations for all periods presented.
Cash Provided by Operations
For the three months ended March 31, 2007, cash from operating activities trailed the prior-year period by $62 million. The decrease in operating cash flows is primarily due to lower net cash earnings and an increase in working capital needs.
The cash flow we generate from operating activities is typically concentrated in the second half of the year due to working capital patterns in some of our core businesses, as well as the timing of certain annual payments such as employee bonuses, interest on debt and property taxes, which are concentrated in the first half of the year. We expect 2007 cash from operating activities to exceed $1 billion. Maintaining strong operating cash flow through earnings and working capital management continues to be an important objective.

Pension Plan and Postretirement Benefit Plan Funding and Liability
During 2006, we voluntarily increased U.S. pension and other postretirement employee benefit plan funding to the maximum tax-deductible amounts, $137 million and $12 million, respectively. Additional contributions made during 2006 were $108 million, consisting of $57 million for our foreign qualified pension plans, $40 million for our postretirement benefit plans, and $11 million for our non-qualified pension plans. Over half of the $57 million used to fund our foreign qualified pension trusts was used to fund shortfalls in our Canadian pension trust. In 2007 we expect to contribute approximately $90 million to our foreign qualified pension plans, non-qualified pension plan and other postretirement plans as required. As of March 31, 2007, we have contributed $28 million to these plans. Funding requirements for subsequent years are uncertain and will significantly depend on changes in assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plan, and any legislative or regulatory changes affecting plan funding requirements. For tax planning, financial planning, cash flow management or cost reduction purposes, we may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.
Capital Expenditures
We intend to manage our capital expenditures to take advantage of growth and productivity improvement opportunities as well as to fund ongoing environmental protection and plant infrastructure requirements. We have a well-defined review procedure for the authorization of capital projects. Capital expenditures of $77 million through the first three months of 2007 are above the prior year period expenditures primarily due to a higher overall budget versus 2006, and spending for a greater number of large projects. These large projects include several environmental and end-of-life projects at our monomers plant in Houston, Texas, new emulsion production facilities in Mexico and India, purchase of a defect analysis tool for the Electronic Materials Group, and an environmental compliance project at our salt plant in Rittman, Ohio. Projected capital expenditures for fiscal year 2007 of approximately $450 million, compared to $404 million in fiscal year 2006, are expected to be slightly higher than depreciation expense due to the higher percentage of spending on growth projects.
Dividends
Common stock dividends have been paid each year since 1927. The payout has increased at an average 10.5% compound annual growth rate since 1978.

2007				2006
	Amount				Amount
	(Per	Amount			(Per	Amount
Date of dividend	common	(In		Date of dividend	common	(In
payment	share)	millions)	Record Date	payment	share)	millions)	Record Date
March 1, 2007	$0.33	$72	February 16, 2007	March 1, 2006	$0.29	$65	February 17, 2006
				June 1, 2006	0.33	73	May 12, 2006
				September 1, 2006	0.33	73	August 11, 2006
				December 1, 2006	0.33	72	November 3, 2006
Share Repurchase Program
In December 2004, our Board of Directors authorized the repurchase of up to $1 billion of our common stock through 2008, with the timing of the purchases depending on market conditions and other priorities for cash. As of March 31, 2007, we had repurchased $635 million of our stock or 13.6 million shares under the current authorization. During the first quarter, we used $98 million of available cash to repurchase 1.9 million of our outstanding shares and we intend to repurchase the remaining $365 million during 2007.

Liquidity and Debt
As of March 31, 2007, we had $356 million in cash, including restricted cash, and $2,069 million in debt compared with $596 million and $2,081 million, respectively, at December 31, 2006. A summary of our cash and debt balances is provided below:

	March 31,	December 31,
(in millions)	2007	2006

Short-term obligations	$155	$393
Long-term debt	1,914	1,688

Total debt	$2,069	$2,081

Cash and cash equivalents	$353	$593
Restricted cash	3	3

Total cash	$356	$596

Debt
During the first quarter of 2007, we issued €175 million of 4.50% Private Placement Senior Notes due March 9, 2014. We also retired our 6.0% notes for €160 million upon maturity and early retired at par $19 million of our 8.74% notes. At the current debt level, we expect interest expense to be approximately $24 million per quarter resulting in an effective rate of approximately 4.7 percent on total debt.
At March 31, 2007, we had no commercial paper outstanding. Our short-term debt was primarily composed of local bank borrowings. During 2007, our primary source of short-term liquidity has been cash from operating activities. We expect this to continue with commercial paper and bank borrowings needed to support local working capital needs from time to time. In December 2006, we extended the term of our $500 million revolving credit facility with a syndicated group of banks. This facility is committed until December 2011 and is not contingent upon our credit rating. As of March 31, 2007, we have not drawn down any funds against this facility.
Moody’s and Standard and Poor’s currently rate our senior unsecured long-term debt A-3 and A minus, respectively, with stable outlooks; and our short-term commercial paper, P2 and A2, respectively. In general, we believe these ratings are consistent with the objectives of our long-term financial policies.
Use of Derivative Instruments to Manage Market Risk
We use derivative instruments to reduce uncertainties arising from conducting our business in a variety of currencies, financing at long- and short-term interest rates and pricing our raw materials at market prices. The policies and procedures applicable to our use of these derivative instruments are disclosed in Items 7a and 8 (Notes 1 and 5) of our 2006 Form 10-K.
During the three months ended March 31, 2007, $5 million net cash was paid for derivative instruments and the market value of our derivative instruments depreciated $4 million after-tax. During the same period, derivative instruments lowered interest expense, generated currency gains, but increased our effective cost of natural gas above spot prices. Overall derivatives had no effect on earnings per share for the three months ended March 31, 2007.
During the remainder of this year, we expect to finance and manage financial prices under business and economic conditions characterized by sufficient cash reserves; a weak dollar; a flat U.S. yield curve; and U.S. natural gas prices held in check by sufficient inventories. Our objectives are to preserve our earnings from potentially weaker local currencies, maintain or reduce our effective interest rate, and capture opportunities to increase protection against further natural gas price spikes.
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
Accruals
We have provided for costs to remediate former manufacturing and waste disposal sites, including Superfund sites, as well as our company facilities. We consider a broad range of information when we determine the amount necessary for remediation accruals, including available facts about the waste site, existing and proposed remediation technology and the range of costs of applying those technologies, prior experience, government proposals for these or similar sites, the liability of other parties, the ability of other Potentially Responsible Parties (“PRPs”) to pay costs apportioned to them and current laws and regulations. Reserves for environmental remediation that we believe to be probable and estimable are recorded appropriately as current and long-term liabilities in the Consolidated Balance Sheets. We assess the accruals quarterly and update them as additional technical and legal information becomes available. However, at certain sites, we are unable, due to a variety of factors, to assess and quantify the ultimate extent of our responsibility for study and remediation costs. The reserves for remediation were $140 million at March 31, 2007 and $141 million at December 31, 2006. The amounts charged to pre-tax earnings for environmental remediation and related charges were $5 million for the three months ended March 31, 2007, and $4 million for the three months ended March 31, 2006, respectively, and are primarily recorded as cost of goods sold in the Consolidated Statements of Operations.
Wood-Ridge/Berry’s Creek
The Wood-Ridge, New Jersey site (“Site”), and Berry’s Creek, which runs past this Site, are areas of environmental significance to the Company. The Site is the location of a former mercury processing plant acquired many years ago by a company later acquired by Morton International, Inc. (“Morton”). Morton and Velsicol Chemical Corporation (“Velsicol”) have been held jointly and severally liable for the cost of remediation of the Site. The New Jersey Department of Environmental Protection (“NJDEP”) issued the Record of Decision documenting the clean-up requirements for the manufacturing site in October 2006. The Company has submitted a work plan to implement the remediation, and will enter into an agreement or order to perform the work in 2007. In April, 2007, NJDEP issued remediation directives to approximately a dozen parties who were major customers or neighbors of the plant, directing them to participate in the remediation. The Company will negotiate with these parties to assist in the funding of the work at the former processing plant. If any of the parties refuses to participate or cannot reach agreement with us, the directive gives parties performing the remediation the right to treble recovery from those parties who fail to comply with the directive. Our ultimate exposure at the Site will depend on clean-up costs and on the level of contribution from other parties. Velsicol’s liabilities for Site response costs will be addressed through a bankruptcy trust fund established under a court-approved settlement with Velsicol, and other parties, including the government.
With regard to Berry’s Creek, and the surrounding wetlands, the EPA has issued letters to over 150 PRPs for performance of a broad scope investigation of risks posed by contamination in Berry’s Creek. Performance of this study is expected to take at least six years to complete. The PRPs are in the process of forming a representative group, and have hired common counsel and a consultant to negotiate with the EPA. Today, there is much uncertainty as to what will be required to address Berry’s Creek, but investigation and cleanup costs, as well as potential resource damage assessments, could be very high and our share of these costs could possibly be material to the results of our operations, cash flows and consolidated financial position.

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
Climate Change
There is an increasing global focus on issues related to climate change and particularly on ways to limit and control the emission of greenhouse gases, which are believed to be associated with climate change. Some initiatives on these topics are already well along in Europe, Canada and other countries, and related legislation has passed or is being introduced in some U.S. States. In addition, the recent Supreme Court decision in Massachusetts v. EPA, holding that greenhouse gases, including carbon dioxide (CO2), are “air pollutants” subject to regulation by EPA has increased the likelihood of federal regulatory or legislative action.
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
Due to the nature of our business, we have emissions of carbon dioxide (CO2) primarily from combustion sources, although we also have some minor process by-product CO2 emissions. Our emissions of other greenhouse gases are infrequent and minimal as compared to CO2 emissions. We have therefore focused on ways to increase energy efficiency and curb increases in greenhouse gas emissions resulting from growth in production in addition to lowering the energy usage of existing operations. Although the general lack of specific legislation prevents any accurate estimates of the long-term impact on the Company, any legislation that limits CO2 emissions may create a potential restriction to business growth by capping consumption of traditional energy sources available to all consumers of energy, including Rohm and Haas. Capping consumption could result in: increased energy cost, additional capital investment to lower energy intensity and rationed usage with the need to purchase greenhouse gas emission credits. Our Manufacturing Council has a global effort underway to improve our energy efficiency at all of our locations through energy audits, sharing best practices and in some cases installation of more efficient equipment. We will continue to follow these climate change issues, work to improve the energy efficiencies of our operations, work to minimize any negative impacts on company operations and seek technological breakthroughs in energy supply and efficiency.
Litigation
We are involved in various kinds of litigation, principally in the United States. We strive to resolve litigation where we can through negotiation and other alternative dispute resolution methods such as mediation. Otherwise, we vigorously defend lawsuits in the Courts.
Significant litigation is described in Note 13 to the Consolidated Financial Statements, but we will comment here on several recent legal matters.
In November 2006, a complaint was filed in the United States District Court for the Western District of Kentucky by individuals alleging that their persons or properties were invaded by particulate and air contaminants from our

Louisville plant. The complaint seeks class action certification alleging that there are hundreds of potential plaintiffs residing in neighborhoods within two miles of the plant. We believe that this lawsuit is without merit.
In April 2006 and thereafter, lawsuits were filed against Rohm and Haas claiming that the Company’s Ringwood, Illinois plant contaminated groundwater and air that allegedly reached properties a mile south of the plant site. Also sued were the owner of a plant site neighboring our facility and a company which leases a portion of our facility. An action brought in federal court in Philadelphia, Pennsylvania seeks certification of a class comprised of the owners and residents of about 500 homes in McCullom Lake Village, seeking medical monitoring and compensation for alleged property value diminution, among other things. In addition, lawsuits were filed in the Philadelphia Court of Common Pleas by sixteen individuals who claim that contamination from the plants has resulted in tumors (primarily of the brain). We believe that these lawsuits are without merit.
Rohm and Haas, Minnesota Mining and Manufacturing Company (3M) and Hercules, Inc. have been engaged in remediation of the Woodland Sites (“Sites”), two waste disposal locations in the New Jersey Pinelands, under various NJDEP orders since the early 1990s. Remediation is complete at one site and substantially complete at the other. In February 2006, a lawsuit was filed in state court in Burlington County, New Jersey by NJDEP and the Administrator of the New Jersey Spill Compensation Fund against these three companies and others for alleged natural resource damages relating to the Sites. In June 2006, after the lawsuit was served, the defendants filed a notice of removal of the action to the federal court in Camden, New Jersey. This lawsuit presents significant legal and public policy issues, including the fundamental issue of whether there are any “damages”, and we believe it is without merit.
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
ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED
Fair Value Option For Financial Assets and Financial Liabilities
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We are currently assessing the impact to our Consolidated Financial Statements.
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
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Management’s discussion of market risk is incorporated herein by reference to Item 7a of the Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on February 28, 2007.
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

b)	Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are likely to materially effect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
For information related to Legal Proceedings, see Note 13: Contingent Liabilities, Guarantees and Commitments in the accompanying Notes to Consolidated Financial Statements.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to our purchases of our common stock during the quarter ended March 31, 2007:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average Price	Purchased as Part of	of Shares that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the Plans or
Period	Purchased (1)	Share (1)	Plans or Programs (2)	Programs (2)
January 1, 2007 – January 31, 2007	4,745	52.22	—	$462,961,817

February 1, 2007 – February 28, 2007	452,985	53.96	443,000	$439,057,214

March 1, 2007 – March 31, 2007	1,422,537	51.93	1,417,206	$365,466,349

Total	1,880,267	52.42	1,860,206	$365,466,349

Notes:

(1)	20,061 shares were purchased as a result of employee stock option exercises (stock swaps).

(2)	In December 2004, our Board of Directors authorized the repurchase of up to $1 billion of our common stock through 2008, with the timing of the purchases depending on market conditions and other priorities for cash. As of March 31, 2007, $635 million of the $1 billion has been used to repurchase 13.6 million shares of our stock.

ITEM 6. Exhibits
(31.1)	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

(31.2)	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

(32)	Certification Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002. The exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Jacques M. Croisetiere

Jacques M. Croisetiere
Executive Vice President and Chief Financial Officer

DATE: April 26, 2007	ROHM AND HAAS COMPANY
(Registrant)