Form 10-Q
period 2007-06-30
ROHM & HAAS CO
filed 2007-07-27
CIK 84792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐ No ☑
Common stock outstanding at July 23, 2007: 214,383,784 shares

ROHM AND HAAS COMPANY AND SUBSIDIARIES
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006
Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006
Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006
Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2007
Notes to Consolidated Financial Statements

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
Certification Furnished Pursuant to 18 U.S.C. Section 1350

Rohm and Haas Company and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
(in millions, except per share amounts)
(unaudited)
Net sales	$2,190	$2,081	$4,350	$4,139
Cost of goods sold	1,586	1,450	3,137	2,863

Gross profit	604	631	1,213	1,276
Selling and administrative expense	277	258	537	506
Research and development expense	73	70	141	139
Interest expense	23	27	47	52
Amortization of intangibles	14	14	28	27
Restructuring and asset impairments	11	—	10	4
Share of affiliate earnings, net	6	4	11	5
Other (income), net	(10)	(2)	(29)	(16)

Earnings from continuing operations before income taxes, and minority interest	222	268	490	569
Income taxes	57	73	132	163
Minority interest	4	3	7	7

Earnings from continuing operations	161	192	351	399

Discontinued operations:
Net (loss) earnings of discontinued lines of business, net of income tax (benefit)/expense of ($2), $18, ($2), and $18, respectively	(1)	(26)	1	(26)

Net earnings	160	166	352	373

Basic earnings per share (in dollars):
From continuing operations	$0.76	$0.88	$1.63	$1.81
Income (loss) from discontinued operations	(0.01)	(0.13)	0.01	(0.12)

Net earnings per share	$0.75	$0.75	$1.64	$1.69

Diluted earnings per share (in dollars):
From continuing operations	$0.75	$0.87	$1.61	$1.79
Income (loss) from discontinued operations	(0.01)	(0.12)	—	(0.12)

Net earnings per share	$0.74	$0.75	$1.61	$1.67

Weighted average common shares outstanding — basic	213.7	220.3	215.1	220.5
Weighted average common shares outstanding — diluted	216.9	222.6	218.3	222.8
See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Statements of Cash Flows

For the six months ended June 30,	2007	2006
(in millions)
(unaudited)
Cash Flows from Operating Activities
Net earnings	$352	$373
Adjustments to reconcile net earnings to net cash provided by operating activities:
Loss on disposal of business, net of income taxes	2	—
(Gain) loss on sale of assets	(3)	4
Provision for allowance for doubtful accounts	5	2
Provision for deferred taxes	(49)	(4)
Restructuring and asset impairments	10	11
Depreciation	206	204
Amortization of finite-lived intangibles	28	29
Share-based compensation	28	27
Changes in assets and liabilities
Accounts receivable	(213)	(92)
Inventories	71	(28)
Prepaid expenses and other current assets	(9)	(4)
Accounts payable and accrued liabilities	(140)	(175)
Federal, foreign and other income taxes payable	(2)	(14)
Other, net	5	39

Net cash provided by operating activities	291	372

Cash Flows from Investing Activities
Acquisitions of businesses, affiliates and intangibles	(121)	(28)
Payments from disposal of business, net	(5)	—
Decrease in restricted cash	—	1
Proceeds from the sale of land, buildings and equipment	30	4
Capital expenditures for land, buildings and equipment	(187)	(145)
(Payments) proceeds to settle hedge of net investment in foreign subsidiaries	(24)	4

Net cash used by investing activities	(307)	(164)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	230	—
Repayment of long-term debt	(234)	(13)
Purchase of common stock	(285)	(167)
Tax benefit on stock options	4	4
Proceeds from exercise of stock options	27	52
Net change in short-term borrowings	67	(61)
Payment of dividends	(152)	(138)

Net cash used by financing activities	(343)	(323)

Net (decrease) in cash and cash equivalents	(359)	(115)
Effect of exchange rate changes on cash and cash equivalents	14	41
Cash and cash equivalents at the beginning of the period	593	566

Cash and cash equivalents at the end of the period	$248	$492

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
(in millions, except share data)
(unaudited)
Assets
Cash and cash equivalents	$248	$593
Restricted cash	3	3
Receivables, net	1,793	1,570
Inventories	932	984
Prepaid expenses and other current assets	199	254
Current assets of discontinued operations	—	7

Total current assets	3,175	3,411

Land, buildings and equipment, net of accumulated depreciation	2,682	2,669
Investments in and advances to affiliates	173	112
Goodwill, net of accumulated amortization	1,550	1,541
Other intangible assets, net of accumulated amortization	1,483	1,487
Other assets	340	324
Other assets of discontinued operations	—	9

Total Assets	$9,403	$9,553

Liabilities and Stockholders’ Equity
Liabilities:
Short-term obligations	$265	$393
Trade and other payables	668	684
Accrued liabilities	685	816
Income taxes payable	7	93
Current liabilities of discontinued operations	—	2

Total current liabilities	1,625	1,988

Long-term debt	1,905	1,688
Employee benefits	745	735
Deferred income taxes	688	754
Other liabilities	302	230
Other liabilities of discontinued operations	—	5

Total Liabilities	5,265	5,400

Minority Interest	130	122

Commitments and contingencies

Stockholders’ Equity:
Preferred stock; par value — $1.00; authorized - 25,000,000 shares; issued — no shares	—	—
Common stock; par value — $2.50; authorized - 400,000,000 shares; issued - 242,078,349 shares	605	605
Additional paid-in capital	2,228	2,214
Retained earnings	2,411	2,218

	5,244	5,037
Treasury stock at cost (2007 - 27,456,773 shares; 2006 - 23,239,920 shares)	(858)	(608)
ESOP shares (2007 - 8,212,652 shares; 2006 - 8,585,684 shares)	(79)	(82)
Accumulated other comprehensive loss	(299)	(316)

Total Stockholders’ Equity	4,008	4,031

Total Liabilities and Stockholders’ Equity	$9,403	$9,553

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity

(unaudited)
For the period ended June 30, 2007
	Number of
	Shares of				Number of			Accumulated
	Common		Additional		Shares of			Other	Total	Total
	Stock	Common	Paid-in	Retained	Treasury	Treasury		Comprehensive	Stockholders’	Comprehensive
(in millions, except share amounts in thousands)	Outstanding	Stock	Capital	Earnings	Stock	Stock	ESOP	Income (Loss)	Equity	Income

Balance January 1, 2007	218,839	$605	$2,214	$2,218	23,240	$(608)	$(82)	$(316)	$4,031

2007
Net earnings				352					352	$352
Current period changes in fair value, net of taxes of ($2)								3	3	3
Reclassification to earnings, net of taxes of $1								(2)	(2)	(2)
Cumulative translation adjustment, net of taxes of ($1)								—	—	—
Pension and postretirement benefit adjustments, net of taxes of ($6)								16	16	16

Total comprehensive income										$369

Cumulative Transition Adjustment for FIN 48				(9)					(9)
Repurchase of common stock	(5,437)				5,437	(285)			(285)
Common stock issued:
Stock-based compensation	1,220		14		(1,220)	35			49
ESOP							3		3
Tax benefit on ESOP				2					2
Common dividends ($0.37 per share)				(152)					(152)

Balance June 30, 2007	214,622	$605	$2,228	$2,411	27,457	$(858)	$(79)	$(299)	$4,008

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
These financial statements should be read in conjunction with the financial statements, accounting policies and the notes included in our Form 8-K filed with the SEC on July 11, 2007, for the year ended December 31, 2006. The interim results are not necessarily indicative of results for a full year.
In the second quarter of 2006, our Board of Directors approved a plan to sell our Automotive Coatings business. The held-for-sale and discontinued operations criteria set forth in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) were met. Therefore, the results of our Automotive Coatings business are presented as a discontinued operation in our Consolidated Financial Statements for all periods presented herein. On October 1, 2006, we completed the sale of our Automotive Coatings business, excluding the business’ European operations which were sold on June 30, 2007. See Note 3 to the Consolidated Financial Statements.
On January 1, 2007, we reorganized our segments to create a more market-focused business structure. In addition to reorganizing our business structure, we adopted a simplified methodology for allocating shared service costs across all business units in order to provide improved management reporting through ease of administration and enhanced transparency of costs, as well as a simpler transfer pricing methodology which is intended to reduce volatility in earnings on internal sales and more accurately represent the value that is created in our integrated acrylic chain businesses. See Note 4 for further discussion.
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
We also hold a variable interest in another joint venture, accounted for under the equity method of accounting. The variable interest relates to a cost-plus arrangement between the joint venture and each joint venture partner. We have determined that we are not the primary beneficiary and therefore have not consolidated the entity’s assets, liabilities and results of operations in our Consolidated Financial Statements. The entity provides manufacturing services to us and the other joint venture partner, and has been in existence since 1999. As of June 30, 2007, our investment in the joint venture totals approximately $33 million, representing our maximum exposure to loss.

NOTE 2: New Accounting Pronouncements
Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We are currently assessing the impact of this Statement on our Consolidated Financial Statements.
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
Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. It does not expand the use of fair value measurement. This Statement is effective for financial statements issued in 2008. We are currently assessing on the impact of this Statement on our Consolidated Financial Statements.
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
On June 15, 2007, we acquired the net assets of Eastman Kodak Company’s Light Management Films technology business, which produces advanced films that improve the brightness and efficiency of liquid crystal displays (LCD). Of the $40 million purchase price, $12 million was allocated to intangible assets, primarily consisting of developed technology, and we recorded a charge of $3 million for acquired in-process research and development which is included in restructuring and asset impairments in the Consolidated Statement of Operations. The remainder of the purchase price was allocated to the tangible net assets acquired. The proforma results of operations for the three and six month periods ended June 30, 2007 and 2006, respectively, would not be material to the Rohm and Haas Consolidated Statements of Operations for those respective periods. The results of operations of the light management films business are included in our Electronic Materials Group segment as of the second quarter of 2007.
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
The European Automotive Coatings business’ operations were sold on June 30, 2007 for proceeds of $3 million. The sale resulted in a pre-tax loss of approximately $3 million.
The following table presents the results of operations of our Automotive Coatings discontinued operation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2007	2006	2007	2006

Net sales from discontinued operation	$7	$24	$14	$49

Loss from discontinued operation	(3)	(8)	(1)	(8)
Income tax benefit (provision)	2	(18)	2	(18)

Net (loss) earnings from discontinued operation	$(1)	$(26)	$1	$(26)

In the second quarter of 2006, we acquired the net assets of Floralife® , Inc. (“Floralife”), a top global provider of post-harvest care products for the floral industry based in South Carolina, for approximately $22 million. In January of 2007, we sold Floralife with the exception of certain patented technologies (1-MCP) to enhance the growth of the AgroFresh business in the Performance Materials Group segment. This sale resulted in a pre-tax gain of approximately $3 million.

NOTE 4: Segment Information
On January 1, 2007, we reorganized our segments to create a more market-focused business structure. In addition to reorganizing our business structure, we adopted a simplified methodology for allocating shared service costs across all business units in order to provide improved management reporting through ease of administration and enhanced transparency of costs, as well as a simpler transfer pricing methodology which is intended to reduce volatility in earnings on internal sales and more accurately represent the value that is created in our integrated acrylic chain businesses. The following segment profiles reflect the new structure.
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
The table below presents net sales by reportable segment. Segment eliminations are presented for intercompany sales between reportable segments.
Net Sales by Business Segment and Region

	Three Months Ended		Six Months Ended
(in millions)	June 30,		June 30,
	2007	2006	2007	2006

Business Segment
Paint and Coatings Materials	$604	$579	$1,082	$1,064
Packaging and Building Materials	464	456	913	910
Primary Materials	560	508	1,042	989
Elimination of Intersegment Sales	(312)	(298)	(563)	(570)

Specialty Materials Group	$1,316	$1,245	$2,474	$2,393
Electronic Materials Group	400	393	785	767
Performance Materials Group	296	283	586	556
Salt	178	160	505	423

Total net sales	$2,190	$2,081	$4,350	$4,139

Customer Location
North America	$1,047	$1,061	$2,141	$2,164
Europe	582	521	1,142	1,013
Asia-Pacific	471	418	893	805
Latin America	90	81	174	157

Total net sales	$2,190	$2,081	$4,350	$4,139

Earnings (Loss) from Continuing Operations by Business Segment (1,2)

	Three Months Ended		Six Months Ended
(in millions)	June 30,		June 30,
	2007	2006	2007	2006

Business Segment
Paint and Coatings Materials	$76	$78	$129	$138
Packaging and Building Materials	36	39	64	76
Primary Materials	17	37	47	91

Specialty Materials Group	$129	$154	$240	$305
Electronic Materials Group	69	62	129	115
Performance Materials Group	19	16	40	34
Salt	4	2	37	20
Corporate (3)	(60)	(42)	(95)	(75)

Earnings from continuing operations	$161	$192	$351	$399

(1)	Earnings (loss) for all segments except Corporate are tax effected using our overall consolidated effective tax rate excluding certain discrete items.

(2)	In the first quarter of 2007, we changed the methodology for allocating shared service costs across all business units to a simpler methodology we believe will provide improved management reporting. Also in the first quarter of 2007, we moved to a simpler transfer pricing methodology which is intended to reduce volatility in earnings on internal sales and more accurately represent where value is created in our integrated acrylic chain businesses. We have reclassified our 2006 results to conform to these changes.

(3)	Corporate includes certain corporate governance costs, interest income and expense, environmental remediation expense, insurance recoveries, exploratory research and development expense, currency gains and losses, any unallocated portion of shared services and certain discrete period tax items.
NOTE 5: Restructuring and Asset Impairments
Severance and employee benefit costs associated with restructuring initiatives are primarily accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.” Asset impairment charges are accounted for in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The following net restructuring and asset impairment charges were recorded for the three months and six months ended June 30, 2007 and 2006, respectively as detailed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2007	2006	2007	2006
Severance and employee benefits	$—	$—	$(1)	$1
Other, including contract lease termination penalties	(1)	—	(1)	—
Asset impairments, net of gains	12	—	12	3

Total	$11	$—	$10	$4

Restructuring and Asset Impairment by Business Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2007	2006	2007	2006
Business Segment
Paint and Coatings Materials	$—	$—	$—	$-
Packaging and Building Materials	1	(1)	1	5
Primary Materials	—	—	—	—

Specialty Materials Group	$1	$(1)	$1	$5
Electronic Materials Group	(2)	—	(3)	(1)
Performance Chemicals Group	(1)	—	(1)	—
Salt	—	—	—	—
Corporate	13	1	13	—

Total	$11	$—	$10	$4

		Contract and Lease
Restructuring by Initiative	Severance and	Termination and
(in millions)	Employee Benefits	Other Costs	Total
2006 Initiatives:
Initial charge	$26	$—	$26
Payments	(3)	—	(3)
Changes in estimate	(1)	—	(1)

December 31, 2006 ending balance	22	—	22
Payments	(13)	—	(13)
Changes in estimate	(1)	—	(1)

June 30, 2007 ending balance	8	—	8

2005 Initiatives:
Initial charge	$36	$1	$37
Payments	(3)	(1)	(4)
Changes in estimate	—	—	—

December 31, 2005 ending balance	33	—	33
Payments	(19)	—	(19)
Changes in estimate	(1)	2	1

December 31, 2006 ending balance	13	2	15
Payments	(6)	(2)	(8)
Changes in estimate	(1)	—	(1)

June 30, 2007 ending balance	6	—	6

Balance at June 30, 2007	$14	$—	$14

The balance at June 30, 2007, recorded for severance and employee benefits, is included in accrued liabilities in our Consolidated Balance Sheet. The restructuring reserve balances presented are considered adequate to cover committed restructuring actions. Our restructuring initiatives are generally completed in 12 to 18 months.
Restructuring Initiatives
2007 Initiatives
For the three and six months ended June 30, 2007, there were no new restructuring charges recorded.
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
For the six months ended June 30, 2006, we recorded approximately $3 million, net of expense for severance and associated employee benefits primarily related to the restructuring of our global Graphics Arts business within our Packaging and Building Materials segment, and our North American support services restructuring, that affected 37 positions in total. In the first six months of both 2006 and 2007, we reversed $1 million of severance and employee benefit charges related to total 2006 initiatives.

Of the 329 positions identified under total 2006 restructuring initiatives, we reduced the total number of positions to be affected by 21 to 308 positions in total. As of June 30, 2007, 209 positions have been eliminated.
2005 Initiatives
For the three months ended June 30, 2005, we recorded a $2 million charge for severance and associated employee benefits primarily associated with the planned closure of our Wytheville plant and consolidation of our North American Powder Coatings operations, in addition to a smaller reduction in the force effort within our Packaging and Building Materials business that affected 93 positions in total.
For the six months ended June 30, 2005, we recorded $3 million of expense for severance and associated employee benefits affecting 120 positions, primarily associated with the planned closure of our Wytheville plant and consolidation of our North American Powder Coatings operations, in addition to a smaller reduction in the force effort within our Electronic Materials and Packaging and Building Materials businesses. In the first six months of both 2006 and 2007, we reversed $1 million of severance and employee benefit charges and contract lease obligations related to total 2005 initiatives.
Of the initial 590 positions identified under total 2005 restructuring initiatives, we reduced the total number of positions to be affected by 42 to 548 positions in total. As of June 30, 2007, 500 positions have been eliminated.
Prior Year Initiatives
In the six months of 2006, we recorded changes in estimates to reduce our reserve by $1 million for severance and employee benefit charges relating to total 2004 restructuring initiatives. All severance payments contemplated by these initiatives are materially complete. Of the initial 500 positions identified, we reduced the total number of positions to be affected by these initiatives by 123 to 377 positions in total. As of June 30, 2007, all positions have been eliminated.
Asset Impairments
2007 Impairments
For the three and six months ended June 30, 2007, we recorded net asset impairments of approximately $12 million. These impairments included the $13 million write-off of our investment in Elemica, an online chemicals e-marketplace, and the $3 million write-off of in process research and development relating to the Eastman Kodak Company Light Management Films business acquisition, partially offset by a $4 million gain on the sale of real estate previously written down.
2006 Impairments
For the three months ended June 30, 2006, no asset impairments were recognized in earnings from continuing operations.
For the six months ended June 30, 2006, we recognized $3 million of fixed asset impairment charges associated with the restructuring of our global Graphic Arts business within our Packaging and Building Materials segment.
We recorded a $7 million asset impairment related to our discontinued operation for the six months ended June 30, 2006. See Note 3 to the Consolidated Financial Statements for more information.
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
The recognition threshold and measurement provisions of FIN 48 are different from those of SFAS 109. Under FIN 48 we determined that certain income tax positions did not meet the more-likely-than-not recognition threshold and, therefore, required a 100% reserve while other previously unrecognized income tax positions met the recognition threshold and did not require any reserve. Accordingly, as of January 1, 2007, we recorded a non-cash cumulative transition charge of approximately $9 million, recorded as a reduction to beginning retained earnings (see Consolidated Statement of Shareholders’ Equity). Additional interest and penalty charges associated with tax positions are classified as income tax expense in the Consolidated Financial Statements.
As of January 1, 2007, we have unrecognized income tax benefits totaling $70 million and related accrued interest and penalties of $18 million (net of any tax benefit). If recognized, $74 million of these amounts would be recorded as a benefit to income taxes on the Statement of Operations and, therefore, would impact the reported effective tax rate. The remaining $14 million relates to pre-acquisition contingencies and discontinued operations. We are currently under audit in many jurisdictions. Although it is not possible to predict the timing of the conclusion of all these pending audits with accuracy, we do anticipate that the IRS audit of the 2002 through 2004 year will be complete by the end of 2007. Given the various stages of completion of our audits we can not currently estimate significant changes in the amount of unrecognized income tax benefits over the next year.
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
NOTE 7: Borrowings
During the second quarter of 2007, we re-entered the U.S. Commercial Paper market. As of June 30, 2007, we had $115 million in commercial paper outstanding.
In March of 2007, we retired our €160 million of 6.0% notes upon maturity, early retired, at par, $19 million of 8.74% notes, and issued €175 million of 4.50% Private Placement Senior Notes due March 9, 2014 with interest payable semi-annually in March and September at a rate of 4.50% annually.

NOTE 8: Comprehensive Income
The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2007	2006	2007	2006

Net earnings	$160	$166	$352	$373
Other comprehensive income:
Current period changes in fair value of derivative instruments qualifying as hedges, net of $0, $(2), $(2), and $(1), of income taxes, respectively	—	3	3	1
Reclassification to earnings of derivative instruments qualifying as hedges, net of $0, $1, $1, and $2 of income taxes, respectively	—	(1)	(2)	(3)
Cumulative translation adjustment, net of $6, $6, $(1), and $7 of income taxes, respectively	6	24	—	32
Pension and postretirement benefit adjustments, net of $(3), $0, $(6), and $0 of income taxes, respectively	7	—	16	1

Total comprehensive income	$173	$192	$369	$404

NOTE 9: Earnings from Continuing Operations per Share
The difference in common shares outstanding used in the calculation of basic and diluted earnings from continuing operations per common share is primarily due to the effect of stock options and non-vested restricted stock as reflected in the reconciliations that follow:

	Three Months Ended June 30,			Six Months Ended June 30,
	Earnings			Earnings
	from			from
	continuing			continuing
(in millions, except per share	operations	Shares	Per Share	operations	Shares	Per Share
amount)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

2007
Earnings from continuing operations available to stockholders (Basic)	$161	213.7	$0.76	$351	215.1	$1.63
Dilutive effect of options and non-vested restricted stock (1)	—	3.2	(0.01)	—	3.2	(0.02)

Diluted earnings from continuing operations per share	$161	216.9	$0.75	$351	218.3	$1.61

2006
Earnings from continuing operations available to stockholders (Basic)	$192	220.3	$0.88	$399	220.5	$1.81
Dilutive effect of options and non-vested restricted stock (1)	—	2.3	(0.01)	—	2.3	(0.02)

Diluted earnings from continuing operations per share	$192	222.6	$0.87	$399	222.8	$1.79

(1)	For the three and six months ended June 30, 2007 and 2006, 0.4 million shares and 0.8 million shares, respectively, were excluded from the calculation of diluted earnings per share as the exercise price of the stock options was greater than the average market price.

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
Estimated Components of Net Periodic Cost

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(in millions)	2007	2006	2007	2006	2007	2006	2007	2006

Service cost	$21	$19	$41	$39	$1	$1	$2	$3
Interest cost	35	33	71	67	6	6	13	13
Expected return on plan assets	(47)	(40)	(93)	(79)	(1)	(1)	(1)	(1)
Amortization of prior service cost	1	1	1	2	—	—	(1)	(1)
Amortization of net loss	5	10	11	21	1	—	1	—

	$15	$23	$31	$50	$7	$6	$14	$14
Recognized settlement gain	(1)	—	(1)	—	—	—	—	—

Net periodic benefit cost	$14	$23	$30	$50	$7	$6	$14	$14

Employer Contributions
During the three months and six months ended June 30, 2007, we contributed approximately $20 million and $48 million, respectively, to our qualified and non-qualified pension and postretirement benefit plans. We anticipate making full-year contributions of approximately $90 million this year, which consist of $40 million to our foreign qualified pension plans, $10 million to our non-qualified pension plans, and $40 million to our postretirement benefit plans.
NOTE 11: Inventories
Inventories consist of the following:

(in millions)	June 30, 2007	December 31, 2006

Finished products	$511	$517
Work in process	246	301
Raw materials	130	121
Supplies	45	45

Total	$932	$984

NOTE 12: Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2007, by business segment, are as follows:

	Paint	Packaging
	and	and		Electronic	Performance
	Coatings	Building	Primary	Materials	Materials
(in millions)	Materials	Materials	Materials	Group	Group	Salt	Total

Balance as of January 1, 2007	$63	$517	$29	$368	$241	$323	$1,541
Goodwill related to acquisitions (1)	—	—	—	4	—	—	4
Goodwill related to divestitures (2)	—	—	—	—	(4)	—	(4)
Currency effects (3)	1	3	—	—	2	3	9

Balance as of June 30, 2007	$64	$520	$29	$372	$239	$326	$1,550

(1)	Goodwill related to acquisitions is due to the following: $4 million- Electronic Materials Group – buyback of additional shares of Rodel.

(2)	Goodwill related to divestitures is due to the following: $4 million- Performance Materials- related to the sale of Floralife® in 2007.

(3)	Certain goodwill amounts are denominated in foreign currencies and are translated using the appropriate U.S. dollar exchange rate.

Intangible Assets
The following table provides information regarding changes to our finite-lived intangible assets, subject to amortization, and indefinite-lived intangible assets, which are not subject to amortization.
Gross Asset Value

	Finite Lived				Indefinite Lived
				Patents,
	Developed	Customer		Licenses &
(in millions)	Technology	Lists	Tradename	Other	Strategic	Tradename	Total

Balance as of January 1, 2007	$398	$881	$141	$172	$75	$329	$1,996
Currency effects (1)	2	10	1	—	4	3	20
Acquisitions(3)	9	—	—	—	—	—	9
Divestitures(2)	—	(3)	—	(1)	—	(1)	(5)

Balance as of June 30, 2007	$409	$888	$142	$171	$79	$331	$2,020

Accumulated Amortization

	Finite Lived				Indefinite Lived
				Patents,
	Developed	Customer		Licenses &
(in millions)	Technology	Lists	Tradename	Other	Strategic	Tradename	Total

Balance as of January 1, 2007	$(176)	$(170)	$(33)	$(104)	$(5)	$(21)	$(509)
Expense	(12)	(11)	(2)	(3)	—	—	(28)
Currency effects (1)	(1)	(4)	1	—	—	—	(4)
Divestitures(2)	—	1	3	—	—	—	4

Balance as of June 30, 2007	$(189)	$(184)	$(31)	$(107)	$(5)	$(21)	$(537)

Net Book Value	$220	$704	$111	$64	$74	$310	$1,483

(1)	Certain intangible assets are denominated in foreign currencies and are translated using the appropriate U.S. dollar exchange rate.

(2)	Divestiture relates to the sale of Floralife® assets.

(3)	Finite-lived intangible assets increased by a net $9 million as a result of our acquisition of the Kodak Light Management Films technology business, in June of 2007. See Note 3 for further discussion of this acquisition.
Amortization expense for finite-lived intangible assets was $14 million and $28 million for the three and six months ended June 30, 2007 and $14 million and $27 million for the three and six months ended June 30, 2006 respectively. Amortization expense is estimated to be $56 million for the full 2007 year and for each of the subsequent four years.
Annual SFAS No. 142 Impairment Review
In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to perform, at a reporting unit level, an annual impairment review of goodwill and indefinite-lived intangible assets, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For purposes of this review, we primarily utilize discounted cash flow analyses for estimating the fair value of the reporting units. We completed our annual recoverability review as of May 31, 2007, and determined that goodwill and indefinite-lived intangible assets were fully recoverable as of this date.
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
Reserves for environmental remediation that we believe to be probable and estimable are recorded appropriately as current and long-term liabilities in the Consolidated Balance Sheets. The reserves for remediation were $142 million at June 30, 2007 and $141 million at December 31, 2006. The amounts charged to earnings for environmental remediation and related charges were $9 million and $14 million for the three and six months ended June 30, 2007, and $4 million and $8 million for the three and six months ended June 30, 2006, respectively, and are recorded as cost of goods sold in the Consolidated Statements of Operations.
In addition to accrued environmental liabilities, there are costs which have not met the definition of probable, and accordingly, are not recorded in the Consolidated Balance Sheets. We have identified reasonably possible loss contingencies related to environmental matters of approximately $127 million and $120 million at June 30, 2007 and December 31, 2006, respectively.
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
The Wood-Ridge, New Jersey site (“Site”), and Berry’s Creek, which runs past this Site, are areas of environmental significance to the Company. The Site is the location of a former mercury processing plant acquired many years ago by a company later acquired by Morton International, Inc. (“Morton”). Morton and Velsicol Chemical Corporation (“Velsicol”) have been held jointly and severally liable for the cost of remediation of the Site. The New Jersey Department of Environmental Protection (“NJDEP”) issued the Record of Decision documenting the clean-up requirements for the manufacturing site in October 2006. The Company has submitted a work plan to implement the remediation, and will enter into an agreement or an order to perform the work in 2007. In April 2007, NJDEP issued remediation directives to approximately a dozen parties who were major customers or neighbors of the plant, directing them to participate in the remediation. The Company will negotiate with these parties to assist in the funding of the work at the former processing plant. If any of the parties refuses to participate or cannot reach agreement with us, the directive gives parties performing the remediation the right to treble recovery from those parties who fail to comply with the directive. Our ultimate exposure at the Site will depend on clean-up costs and on the level of contribution from these other parties. Velsicol’s liabilities for Site response costs will be addressed through a bankruptcy trust fund established under a court-approved settlement with Velsicol, and other parties, including the government.
With regard to Berry’s Creek, and the surrounding wetlands, the EPA has issued letters to over 150 PRPs for performance of a broad scope investigation of risks posed by contamination in Berry’s Creek. Performance of this study is expected to take at least six years to complete. The PRPs have formed a representative group of over 100 PRPs, and have hired common counsel and a consultant to negotiate with the EPA. The PRPs have reached an agreement with EPA to perform a preliminary study to provide background information before the larger study is conducted. Today, there is much uncertainty as to what will be required to address Berry’s Creek, but investigation and clean-up costs, as well as potential resource damage assessments, could be very high and our share of these costs could possibly be material to the results of our operations, cash flows and consolidated financial position.
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
In December 2002, a complaint was filed in Mississippi on behalf of over 700 plaintiffs against Morton, Rohm and Haas, Joseph Magazzu, a former Morton employee, and the Mississippi Department of Environmental Quality alleging personal injury and property damage caused by environmental contamination. In April 2005, this complaint was dismissed, without prejudice, with respect to all the plaintiffs. Similar complaints were filed in Mississippi on behalf of approximately 1,800 other plaintiffs; however, all but about 40 of these plaintiffs failed to comply with a court ruling that required plaintiffs to provide basic information on their claims to avoid dismissal. The remaining plaintiffs are individual plaintiffs since Mississippi procedural rules do not permit class actions. At this time, we see no basis for the claims of any of the plaintiffs. On April 4, 2007, the Court issued several rulings in the Company’s favor including a ruling on a motion for partial summary judgment regarding chemicals in the wells of certain plaintiffs which the Court found resulted from the chlorination of the Moss Point Water System. In addition, the Court granted partial summary judgment regarding certain chemicals not found on the property of another plaintiff. The Court also granted the Company’s motion for sanctions against plaintiffs’ attorneys because there was no legal proof for 98 percent of the cases they had filed which were dismissed.
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
Other Litigation
In December 2006, the federal government sued Waste Management of Illinois, Morton and Rohm and Haas for $1 million in unreimbursed costs and interest for the H.O.D. landfill, a closed waste disposal site, owned and operated by Waste Management and a predecessor company, located in Antioch, Lake County, Illinois.
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
In April 2006 and thereafter, lawsuits were filed against Rohm and Haas claiming that the Company’s Ringwood, Illinois plant contaminated groundwater and air that allegedly reached properties a mile south of the plant site. Also sued were the owner of a plant site neighboring our facility and a company which leases a portion of our facility. An action brought in federal court in Philadelphia, Pennsylvania, seeks certification of a class comprised of the owners and residents of about 500 homes in McCullom Lake Village, seeking medical monitoring and compensation for alleged property value diminution, among other things. In addition, lawsuits were filed in the Philadelphia Court of Common Pleas by seventeen individuals who claim that contamination from the plants has resulted in tumors (primarily of the brain) and one individual whose claims relate to cirrhosis of the liver. We believe that these lawsuits are without merit.
Rohm and Haas, Minnesota Mining and Manufacturing Company (3M) and Hercules, Inc. have been engaged in remediation of the Woodland Sites (“Sites”), two waste disposal locations in the New Jersey

Pinelands, under various NJDEP orders since the early 1990s. Remediation is complete at one site and substantially complete at the other. In February 2006, a lawsuit was filed in state court in Burlington County, New Jersey by the NJDEP and the Administrator of the New Jersey Spill Compensation Fund against these three companies and others for alleged natural resource damages relating to the Sites. In June 2006, after the lawsuit was served, the defendants filed a notice of removal of the action to the federal court in Camden, New Jersey. On July 5, 2007, the federal court remanded the case to state court. This lawsuit presents significant legal and public policy issues, including the fundamental issue of whether there are any “damages,” and the Company intends to defend it vigorously.
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
On December 22, 2005, a federal judge in Indiana issued a decision purporting to grant a class of participants in the Rohm and Haas pension plan the right to a cost-of-living adjustment (“COLA”) as part of the retirement benefit for those who elect a lump sum benefit. The decision contravenes the plain language of the plan, which clearly and expressly excludes a discretionary COLA for participants who elect a lump sum benefit. Were the decision to stand, the pension trust could be required to pay a COLA benefit to those plan participants who elected a lump sum benefit during the class period. We feel strongly that our plan fully complies with applicable law and therefore the judge’s decision is contrary to law. The judge certified the question for an immediate appeal to the Seventh Circuit Court of Appeals, which appeal was argued in June 2007, and we await the decision.
In August 2005, three actions were filed in the Philadelphia Court of Common Pleas relating to brain cancer incidence among employees who worked at our Spring House, Pennsylvania research facility. Two actions, which are now stayed pending the outcome of parallel workers’ compensation proceedings, were filed on behalf of individuals; the third is a class-action complaint which seeks a medical monitoring program for about 6,000 current and former Spring House employees. The complaint alleges that the number of brain cancer cases exceeds normal occurrence rates and alleges that the cancers were caused by workplace chemical exposure. Our ongoing epidemiological studies have not found an association between anything in the Spring House workplace and brain cancer. The Company believes that these actions have no merit and is actively defending against them. In April 2006, the Court dismissed the medical monitoring case as barred by Pennsylvania Workers’ Compensation Law and later stayed the case. The dismissal is now on appeal, and the plaintiff filed a Workers’ Compensation Petition seeking medical monitoring on his behalf and on behalf of others similarly situated. On June 26, 2007, the Commonwealth Court dismissed an action filed by the plaintiff, holding that Workers’ Compensation does not allow a class-action procedure but that the plaintiff could proceed with an individual worker’s compensation petition to have a determination made on his claim.
In February 2003, the United States Department of Justice and antitrust enforcement agencies in the European Union, Canada and Japan initiated investigations into possible antitrust violations in the plastics additives industry. In April 2006, we were notified that the grand jury investigation in the United States had been terminated and no further actions would be taken against any parties. In August of 2006, Rohm and Haas was informed by the Canadian Competition Bureau that it was terminating its investigation having found insufficient evidence to warrant a referral to the Attorney General of Canada. In January 2007, we were advised that the European Commission has closed its impact modifier investigation and in April 2007, we were informed that the European Commission had closed its heat stabilizer investigation as well. We previously reported that the Japanese Fair Trade Commission brought proceedings against named Japanese plastics additives producers but did not initiate action against Rohm and Haas and no further action is expected. All of the criminal investigations initiated in February 2003 have now been terminated with no finding of any misconduct by the Company.
In civil litigation on plastics additives matters, we are a party to nine private federal court civil antitrust actions that have been consolidated in the U.S. District Court for the Eastern District of Pennsylvania, including one that originally had been filed in State Court in Ohio and another involving an individual direct purchaser claim that was filed in federal court in Ohio. These actions have been brought against Rohm and Haas and other producers of plastics additives products by direct purchasers of these products and seek civil damages as a result of alleged violations of the antitrust laws. The named plaintiffs in all but one of these actions are seeking to sue on behalf of all similarly situated purchasers of plastics additives products. Federal law provides that persons who have been injured by violations of Federal antitrust law may recover three times their actual damages plus attorneys’ fees. In the fall of 2006, the Court issued an order certifying six subclasses of direct purchasers premised on the types of plastics additives products that have been identified in the litigation. On April 9, 2007, the Third Circuit Court of Appeals agreed to hear an appeal from the Court’s certification order. As a result of the appeal, the lower court has stayed indefinitely the consolidated direct purchaser cases. In addition, in August 2005, a new indirect purchaser class action antitrust complaint was filed in the U.S. District Court for the Eastern District of Pennsylvania, consolidating all but one of the indirect purchaser cases that previously had been filed in various state courts, including Tennessee, Vermont, Nebraska, Arizona, Kansas and Ohio. The Court has dismissed from the consolidated action the claims arising from the states of Nebraska, Kansas and Ohio, and allowed the claims from Arizona, Tennessee and Vermont to continue. Because of the significant effect that the decision of the Third Circuit on the appeal of class certification in the direct purchaser cases may have on the indirect purchaser class, the parties agreed to stay this case pending the outcome of the appeal. The only remaining state court indirect action is the one filed in California which is dormant. Our internal investigation has revealed no wrongdoing. We believe these cases are without merit as to Rohm and Haas.
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
NOTE 14: Subsequent Events
On July 16, 2007, our Board of Directors authorized a $2 billion share repurchase program and our intent to enter into a $1 billion accelerated share repurchase during the third quarter of 2007 to be funded by a debt issuance, with the remaining $1 billion of authorization to be utilized during 2008-2010 based on market conditions and available cash.
Also, on July 16, 2007, we declared a regular quarterly dividend of $0.37 per common share. This dividend will be payable on September 4, 2007 to shareholders of record at the close of business on August 10, 2007.
In July, we sold our UCD Colorants business for $6 million, resulting in an immaterial gain.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following commentary should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements for the year ended December 31, 2006, and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our 2006 annual report filed on Form 10-K with the Securities and Exchange Commission (“SEC”) on February 28, 2007, and updated on Form 8-K dated July 11, 2007, for the year ended December 31, 2006.
Within the following discussion, unless otherwise stated, “three month period” and “six month period” refers to the three and six months ended June 30, 2007, and “prior period” refers to comparisons with the corresponding period in the previous year.
Forward-Looking Information
This document contains forward-looking information so that investors will have a better understanding of our future prospects and make informed investment decisions. Forward-looking statements within the context of the Private Securities Litigation Reform Act of 1995 include statements anticipating future growth in sales, cost of sales, earnings, selling and administrative expense, research and development expense and cash flows. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” and similar language to describe prospects for future operations or financial condition identify such forward-looking statements. Forward-looking statements are based on management’s assessment of current trends and circumstances, which may be susceptible to uncertainty, change or any other unforeseen development. Results could differ materially depending on such factors as changes in business climate, economic and competitive uncertainties, the cost of raw materials, natural gas, and other energy sources and the ability to achieve price increases to offset such cost increases, foreign exchange rates, interest rates, acquisitions or divestitures, risks in developing new products and technologies, risks of doing business in emerging markets, the impact of new accounting standards, assessments for asset impairments, the impact of tax and other legislation and regulation in the jurisdictions in which we operate, changes in business strategies, manufacturing outages or the unanticipated costs of complying with environmental and safety regulations. As appropriate, additional factors are described in our 2006 annual report filed on Form 10-K with the SEC on February 28, 2007 and updated on Form 8-K dated July 11, 2007, for the year ended December 31, 2006. We are under no obligation to update or alter our forward-looking statements, as a result of new information, future events or otherwise.
Company Overview
Rohm and Haas Company was incorporated in 1917 under the laws of the State of Delaware. Our shares are traded on the New York Stock Exchange under the symbol “ROH”.
We are a global specialty materials company that began almost 100 years ago when a chemist, Otto Rohm, and a businessman, Otto Haas, decided to form a partnership to make a unique chemical product for the leather industry. That once tiny firm, now known as Rohm and Haas Company, reported sales of approximately $8.2 billion in 2006 on a portfolio of global businesses including specialty chemicals, electronic materials and salt. Today, we leverage science and technology to design materials and processes that enable our customers’ products to work. We serve a broad segment of dynamic markets, the largest of which include: building and construction, electronics, food and retail, household and personal care, industrial processes, packaging, transportation and water. To serve these markets, we have significant operations with approximately 100 manufacturing and 32 research facilities in 27 countries with approximately 15,800 employees.

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

Our Strategic Focus
Our focus is to grow both revenues and earnings through organic growth, as well as highly selective acquisitions and to deploy our strong cash generating capability in a balanced manner to provide sustained value for our stockholders while managing the company within the highest ethical standards. We are tuned to the changing global dynamics that impact the environment in which we operate; the trends in consumer demand and preferences; the shifting global demand and demographics; the greater emphasis on environmentally compatible products and renewable resources; and the increasing global competition.
In October 2006, we announced an evolution in our operating strategy, which we refer to as Vision 2010. The primary goal of Vision 2010 is to accelerate value creation. The key elements of this strategy are:
•	Position Our Portfolio For Accelerated Growth – by leveraging our integrated acrylic monomer and polymer chain; accelerating investment in the Electronic Materials Group; creating or expanding platforms that address the growing needs in food, health, water, energy, and other areas in the developed and developing worlds; and supplementing our organic growth with highly selective acquisitions of a “bolt-on” nature, which bring a technology or geographic supplement to our core businesses or provide a new growth platform for the company.

•	Build Value-Creating Business Models in Emerging Markets – through customizing products closer to customers; finding solutions that are affordable and meet local requirements; organizing in a manner that enables rapid decision-making; investing in local talent; and building plant facilities that can compete effectively with local and regional players as well as multinational players.

•	Innovate with a Market / Customer Focus – by increasingly shifting the focus and delivery of technology programs closer to the customer, driving to faster and more tailored output.

•	Drive Operational Excellence / Continuous Improvement – by maintaining conversion costs at the same absolute level, offsetting any inflation with productivity improvement; building more capital-efficient plants in emerging markets; continuing to optimize our global footprint; and increasing global sourcing, especially from low-cost countries.

•	Deploy Right Talent in Right Places – by ensuring that leadership talent with the right depth and breadth is in place to drive the profitable growth of our businesses through shifting deployment of more key leaders to locations outside the U.S. and continuing to drive the nurturing and development of our global workforce.
Complementing this operating strategy is a financial strategy aimed at providing sustained stockholder returns while providing the needed financial flexibility to support growth. Our financial strategy has three core elements:
•	Disciplined deployment of our operating cash flow – We generated $840 million and $947 million in cash from operating activities during 2006 and 2005, respectively, and we expect to generate in excess of $1 billion during 2007. We plan to deploy this cash to enhance stockholder value through higher dividends, strategic investments in our core businesses and technologies, highly selective acquisitions, and share repurchases, as appropriate.

•	Leveraging our balance sheet – Through the second quarter of 2007, our policy was to maintain credit ratios consistent with an “A” rating. Effective with the beginning of the third quarter of 2007, we are shifting away from targeting a specific credit rating. Rather, we intend to manage our debt levels in a manner consistent with maintaining investment grade quality ratios that are supported by our strong capability to generate cash from operating activities throughout the business cycle. Within these parameters, we intend to use our balance sheet to further enhance stockholder value. In July 2007, we determined that sufficient cash is expected to be generated from operating activities to support at least $1 billion in additional debt of investment grade credit quality, while retaining the financial flexibility needed to support our Vision 2010 strategy.

•	Continued evaluation of and adjustment to our portfolio of businesses – We regularly evaluate the performance and strategic fit of our portfolio of businesses relative to our operating strategy and financial targets. If a business is identified as non-performing and/or non-strategic, we will evaluate options for that business with the intent of maximizing stockholder value.

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
Our Board of Directors devotes substantial time in reviewing our business practices with regard to the norms of institutional integrity. Our Board is comprised of 12 directors, of whom 11 are non-employees. The Audit, Nominating and Governance, and Executive Compensation committees of the Board are all entirely composed of independent directors.
Summary of Financial Results
In the second quarter of 2007, we reported sales of $2,190 million, a 5% increase over $2,081 million reported in the second quarter of 2006, reflecting higher demand, favorable currencies, and higher selling prices. Gross profit of $604 million in the quarter was 4% lower than the same period in 2006 and gross profit margin in the quarter was 27.6%, compared to 30.3% in the prior year period. The decrease was due to higher operating costs at the Houston, Texas plant and higher raw material costs, which were partially offset by strong global demand and favorable currencies. Selling and administrative expenses increased 7% versus the second quarter of 2006, largely reflecting increased spending to support growth initiatives, costs related to the establishment of the European Headquarters, and the negative impact of currencies. Research and development expense for the quarter was $73 million, up 4% from the prior year period, reflecting continued funding of research and development efforts in the key strategic growth areas. Income tax expense for the quarter was $57 million reflecting an effective tax rate of 25.7% versus 27.2% in the prior period. In the second quarter of 2007, we reported earnings from continuing operations of $161 million, or $0.75 per share, as compared to $192 million, or $0.87 per share in the second quarter of 2006.
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
Our most significant reserves are those that have been established for remediation and restoration costs associated with environmental issues. As of June 30, 2007, we have $142 million reserved for environmental-related costs. We conduct studies and site surveys to determine the extent of environmental contamination and necessary remediation. With the expertise of our environmental engineers and legal counsel, we determine our best estimates for remediation and restoration costs. These estimates are based on forecasts of future costs for remediation and change periodically as additional and better information becomes available. Changes to assumptions and considerations used to calculate remediation reserves could materially affect our results of operations or financial position. If we determine that the scope of remediation is broader than originally planned, discover new contamination, discover previously unknown sites or become subject to related personal injury or property damage claims, our estimates and assumptions could materially change.
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

We employ a Weighted Average Cost of Capital (“WACC”) approach to determine our discount rate for goodwill recoverability testing. Our WACC calculation includes factors such as the risk free rate of return, cost of debt and expected equity premiums. The factors in this calculation are largely external to our company, and therefore are beyond our control. The average WACC utilized in our annual test of goodwill recoverability in May 2007 was 9.88%, which was based upon average business enterprise value. A 1% increase in the WACC will result in an approximate 11% decrease in the computed fair value of our reporting units. A 1% decrease in the WACC will result in an approximate 16% increase in the computed fair value of our reporting units. The following table summarizes the major factors that influenced the rate:

	2007	2006

Risk free rate of return	5.1%	5.3%
Cost of debt	6.2%	7.6%
Market risk premium	4.0%	4.0%

The decrease in the risk free rate of return is due to the overall decrease in U.S. long-term interest rates between the dates of our annual impairment testing in May 2006 and May 2007. The decrease in the cost of debt is due to debt refinancing at lower rates between the annual testing dates.
In the second quarter of 2007, we completed our 2007 annual FAS 142 impairment review and determined that goodwill and indefinite-lived intangible assets were not impaired as of May 31, 2007. We believe the current assumptions and other considerations used in the above estimates are reasonable and appropriate. A material adverse change in the estimated future cash flows of our business or significant increases in the WACC rate could result in the fair value falling below the book value of its net assets. This could result in a material impairment charge.
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
The following illustrates the annual impact on pension expense of a 100 basis point increase or decrease from the assumptions used to determine the net cost for the year ended December 31, 2006:

					Combined
	Weighted-Average		Estimated Return on		Increase/(Decrease)
	Discount Rate		Plan Assets		Pension Expense
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

100 basis point increase	$(28)	$(10)	$(14)	$(6)	$(42)	$(16)
100 basis point decrease	30	10	14	6	44	16

The following illustrates the annual impact on postretirement benefit expense of a 100 basis point increase or decrease from the discount rate used to determine the net cost for the year ended December 31, 2006.

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
JUNE 30, 2007 VERSUS JUNE 30, 2006 — CONSOLIDATED
Net Sales and Gross Profit

In the three months ended June 30, 2007, we reported consolidated net sales of $2,190 million, an increase of 5% or $109 million from prior period net sales of $2,081 million. In the six months ended June 30, 2007, we reported consolidated net sales of $4,350 million, an increase of 5% and $211 million from prior period net sales of $4,139 million. These increases are primarily driven by higher demand, favorable currencies and higher selling prices as reflected below.

	Three months ended	Six months ended
Sales Change June 30, 2007 and 2006%		%

Demand	3	2
Currency	2	2
Price	1	1
Other	(1)	—

Total change	5	5

Our gross profit for the second quarter of 2007 was $604 million, a decrease of 4% or $27 million from $631 million in the second quarter of 2006. Gross profit margin decreased to 27.6% from 30.3% in the second quarter of 2006. Our gross profit for the six months ended June 30, 2007 was $1,213 million, a decrease of 5% or $63 million from $1,276 million in the prior year period. These decreases reflect higher operating costs related to the Houston, Texas plant and higher raw material costs, which were partially offset by stronger global demand and favorable currencies.
Selling and Administrative Expense

In the second quarter of 2007, selling and administrative expenses were $277 million, an increase of 7% or $19 million from $258 million in the prior year period; however, up slightly from the prior year period as a percent of sales. In the six months ended June 30, 2007, selling and administrative expenses were $537 million, an increase of $31 million from $506 million in the prior year period and relatively flat as a percentage of sales. The increases reflect increased spending to support growth initiatives, costs related to the establishment of the European Headquarters, and the negative impact of currencies. Selling and administrative expenses were 12.6% of sales, slightly higher than the same period in 2006.

Research and Development Expense

Research and development expense for the second quarter of 2007 was $73 million, slightly higher than $70 million in the second quarter of 2006. In the six months ended June 30, 2007, research and development expenses were $141 million, an increase of 1% or $2 million from $139 million in the prior year period. The focus of our research and development spending continues to be in the Electronic Materials, Paint and Coatings Materials, and Performance Material segments.
Interest Expense

Interest expense for the second quarter of 2007 was $23 million, down from $27 million in the prior year period. Interest expense for the six months ended June 30, 2007 was $47 million, a decrease of 10%, or $5 million from $52 million in the prior year period. The decrease is due to lower average debt levels.
Amortization of Finite-lived Intangible Assets

Amortization of finite-lived assets was $14 million for the current quarter and for the prior year period. Amortization of finite-lived intangible assets was $28 million for the six months ended June 30, 2007, which was slightly more than $27 million in the prior year period. The slight increase is primarily due to the acquisition of Floralife®, which occurred in the second half of 2006.
Restructuring and Asset Impairments

For the six months ended June 30, 2007, we recorded approximately $2 million of benefit for severance and associated employee benefits and contract lease obligations and $12 million of net asset impairment charges. These impairments included the $13 million write-off of our investment in Elemica, an online chemicals e-marketplace, and the $3 million write-off of in-process research and development relating to the Eastman Kodak Company Light Management Films business acquisition, partially offset by a $4 million gain on the sale of real estate previously written down. All but $1 million of benefit for severance and associated employee benefits were recorded in the second quarter.
In the second quarter of 2006, we recorded approximately $1 million of expense for severance and associated employee benefit charges, which was offset by a $1 million reduction in estimates for prior period initiatives. There were no asset impairments from continuing operations in the second quarter of 2006
In the six months ended June 30, 2006, we recorded $4 million of expense related to restructuring and asset impairments. In the first quarter of 2006, we recorded approximately $3 million of expense for severance and associated employee benefits primarily related to the restructuring of our global Graphic Arts business within our former Coatings segment. This charge was offset by a change in estimate to prior period restructuring reserves of $2 million, due to lower than expected separation costs. In addition, in the first quarter of 2006, we recognized $3 million of fixed asset impairment charges associated with the restructuring of our global Graphic Arts business. Lastly, we recorded a $7 million asset impairment related to our discontinued operation in the second quarter of 2006.
Share of Affiliate Earnings, net

Affiliate net earnings for the three and six months ended June 30, 2007 and 2006 were $6 million and $11 million and $4 million and $5 million, respectively. The increases are primarily due to Viance, the new wood joint venture in our Performance Materials Group. The Viance joint venture is 50% owned by Rohm and Haas Company and 50% owned by Chemical Specialties, Inc., a wholly owned subsidiary of Rockwood Holdings, Inc.
Other (Income), net

Other income for the three months ended June 30, 2007 was $10 million, in comparison to $2 million in the prior year period. The increase was primarily due to a reduction in currency losses of $9 million.
In the six months ended June 30, 2007, other income, net was $29 million as compared to $16 million in the prior year period. This increase was primarily due to a reduction in currency losses of $13 million.

Effective Tax Rate

We recorded a provision for income tax expense of $57 million for the second quarter of 2007, reflecting an effective tax rate from continuing operations of 25.7% compared to a 27.2% effective rate for earnings in 2006. For the six months ended June 30, 2007, we recorded a provision for income tax expense of $132 million, reflecting an effective tax rate from continuing operations of 26.9% compared to a 28.6% effective rate for earnings in the prior year period. The decrease in the rate is mainly due to the re-enactment of the research tax credit in December of 2006 and lower taxes on foreign earnings. We expect the full year effective tax rate from continuing operations to be somewhat below 28%.
Minority Interest

In the second quarter of 2007 and 2006, we reported minority interest of $4 million, as compared to $3 million in the prior year period. In the six months ended June 30, 2007, we reported minority interest of $7 million, consistent with the same period in 2006. The majority of our minority interest relates to a consolidated joint venture recorded in our Electronic Materials Group reporting segment.
Loss from Discontinued Operation

As discussed in Note 3 to the Consolidated Financial Statements, in the second quarter of 2007, we completed the sale of our European Automotive Coatings business within our former Coatings business segment. The results of the business for all periods presented are reported as a discontinued operation.
For the three and six months ended June 30, 2007, we reported a loss of $1 million and a gain of $1 million, after taxes, respectively, related to our discontinued operation, as compared to a loss of $26 million in the three and six months ended June 30, 2006. The 2006 loss includes $27 million, after-tax, attributable to the recognition of certain deferred tax liabilities as well as the impairment of certain intangible and fixed assets, triggered by the decision to sell the business, offset by $1 million in after-tax income from the Automotive Coatings operations.

JUNE 30, 2007 VERSUS JUNE 30, 2006 – BY BUSINESS SEGMENT
Net Sales by Business Segment and Region

	Three Months Ended		Six Months Ended
(in millions)	June 30,		June 30,
	2007	2006	2007	2006
Business Segment
Paint and Coatings Materials	$604	$579	$1,082	$1,064
Packaging and Building Materials	464	456	913	910
Primary Materials	560	508	1,042	989
Elimination of Intersegment Sales	(312)	(298)	(563)	(570)

Specialty Materials Group	$1,316	$1,245	$2,474	$2,393
Electronic Materials Group	400	393	785	767
Performance Materials Group	296	283	586	556
Salt	178	160	505	423

Total net sales	$2,190	$2,081	$4,350	$4,139

Customer Location
North America	$1,047	$1,061	$2,141	$2,164
Europe	582	521	1,142	1,013
Asia-Pacific	471	418	893	805
Latin America	90	81	174	157

Total net sales	$2,190	$2,081	$4,350	$4,139

Earnings (Loss) from Continuing Operations by Business Segment (1,2)

	Three Months Ended		Six Months Ended
(in millions)	June 30,		June 30,
	2007	2006	2007	2006
Business Segment
Paint and Coatings Materials	$76	$78	$129	$138
Packaging and Building Materials	36	39	64	76
Primary Materials	17	37	47	91

Specialty Materials Group	$129	$154	$240	$305
Electronic Materials Group	69	62	129	115
Performance Materials Group	19	16	40	34
Salt	4	2	37	20
Corporate (3)	(60)	(42)	(95)	(75)

Earnings from continuing operations	$161	$192	$351	$399

1.	Earnings (loss) for all segments except Corporate were tax effected using our overall consolidated effective tax rate excluding certain discrete items.

2.	In the first quarter of 2007, we changed the methodology for allocating shared service costs across all business units to a simpler methodology we believe will provide improved management reporting. Also in the first quarter of 2007, we moved to a simpler transfer pricing methodology which is intended to reduce volatility in earnings on internal sales and more accurately represent where value is created in our integrated acrylic chain businesses. We have reclassified our 2006 results to conform to these changes.

3.	Corporate includes certain corporate governance costs, interest income and expense, environmental remediation expense, insurance recoveries, exploratory research and development expense, currency gains and losses, any unallocated portion of shared services and certain discrete tax items.

Provision for Restructuring and Asset Impairment by Business Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2007	2006	2007	2006
Business Segment
Paint and Coatings Materials	$—	$—	$—	$—
Packaging and Building Materials	1	(1)	1	5
Primary Materials	—	—	—	—

Specialty Materials Group	$1	$(1)	$1	$5
Electronic Materials Group	(2)	—	(3)	(1)
Performance Chemicals Group	(1)	—	(1)	—
Salt	—	—	—	—
Corporate	13	1	13	—

Total	$11	$—	$10	$4

Specialty Materials Group
The Specialty Materials Group comprises three business units that represent the majority of the Company’s chemical businesses that serve a broad range of end-use markets. Overall sales for this Group (after intersegment elimination) were up 6% and 3% over the prior year period for the three and six months ended June 30, 2007, respectively. The increase reflects robust demand outside the U.S. and favorable currencies, which more than offset the continued softness in the U.S. building and construction markets. Earnings for this group declined 16% and 21% for the three and six months ended June 30, 2007, respectively over the same period in 2006, largely due to the unanticipated operating costs at the Houston, Texas facility and the impact of higher raw material costs. The results for the Specialty Materials Group are reported under three separate reportable segments as follows:
Paint and Coatings Materials
Second Quarter and Year-to-Date Net Sales (in millions)

Second quarter net sales for the Paint and Coatings Materials business were $604 million, an increase of 4%, or $25 million, from second quarter 2006 sales of $579 million, due to strong demand growth in Western Europe and the emerging markets of China, Turkey, Southeast Asia, and India, as well as favorable currencies and improved pricing in Europe and Asia. The business saw improved year-on-year sales comparisons over the first quarter of 2007, despite continued softness in the U.S. building and construction markets. Volumes in the U.S. for this business were down 1% in the second quarter compared with the prior year period, as opposed to 11% in the first quarter.
Second quarter earnings of $76 million in 2007 were down slightly from $78 million in 2006 as a result of the higher raw materials costs, partially offset by favorable currencies and higher selling prices.
In the six months ended June 30, 2007, net sales for the Paint and Coatings Materials business were $1,082 million, an increase of 2%, or $18 million, from $1,064 million in sales from the same period in 2006. Strong demand, sustained across all regions, other than the U.S., along with favorable currencies and slightly higher pricing more than offset the slowed demand in the U.S. The slowed demand in the U.S. was due to weakness in the architectural paint market reflecting the pronounced slowdown in home improvements as well as lower existing and new home sales.
Earnings for the six months ended June 30, 2007 were $129 million, down from $138 million in 2006 as a result of the lower demand in the U.S., partially offset by favorable currencies, higher selling prices and demand growth in other regions.
Packaging and Building Materials
Second Quarter and Year-to-Date Net Sales (in millions)
In the second quarter of 2007, net sales for Packaging and Building Materials were $464 million, an increase of 2%, or $8 million, from net sales of $456 million in 2006. The modest increase reflects the impacts of favorable currencies and pricing. Demand in the emerging markets of Asia, Latin America and Eastern Europe all had strong year-over-year growth; however this growth was more than offset by the ongoing softness in the building and construction related markets in the U.S.

While these market conditions have improved since the first quarter of 2007, there appears to be no sustainable market momentum.
Earnings of $36 million were down versus earnings of $39 million in the second quarter of 2006. The earnings decline reflects sharply increased raw material prices, primarily tin, which were partially offset by increased selling prices and favorable currencies.
In the six months ended June 30 2007, net sales for Packaging and Building Materials were $913 million, a slight increase of $3 million, from net sales of $910 million in 2006. The increase reflects the impacts of favorable currencies and slightly higher pricing, partially offset by lower demand in the U.S. building and construction markets. The overall lower demand is mainly the result of softness in the vinyl siding and windows profile markets in North America that use our plastics additives products.
Earnings of $64 million were down versus earnings of $76 million for the six months ended June 30, 2007 and 2006, respectively. 2006 results included a $3 million, after-tax, charge primarily for restructuring and other one-time costs related to our Graphic Arts business. The earnings decline reflects increased raw material costs and lower demand, partially offset by favorable currencies and increased selling prices.
Primary Materials
Second Quarter and Year-to-Date Net Sales (in millions)
Second quarter 2007 net sales for Primary Materials were $560 million, an increase of 10%, or $52 million over prior period net sales of $508 million. Primary Materials results include sales to our internal downstream monomer-consuming businesses, along with sales to third party customers of Merchant Monomers, Dispersants, and Industrial and Household Polymers. Sales to third party customers increased 18% to $248 million in the second quarter of 2007 from $210 million in the prior period, due to higher volumes, while third party pricing, as anticipated, was lower. Sales to downstream Rohm and Haas specialty businesses were 5% higher, reflecting higher transfer pricing necessary to mitigate increased raw material costs.

	Three Months Ended
(in millions)	June 30,
	2007	2006
Total Sales	$560	$508
Elimination of Intersegment Sales	(312)	(298)

Third Party Sales	$248	$210

Earnings of $17 million for the second quarter of 2007 decreased from $37 million in the prior period due to unplanned operating issues at our Houston, Texas facility associated with a scheduled maintenance turnaround. The operating issues resulted in higher than expected maintenance and freight costs, lost production, lower plant yields, and increased purchases from co-suppliers. The impact of these events on Primary Materials’ second quarter earnings was approximately $20 million, after tax. Despite the operating issues, the business was able to effectively manage internal and external commitments, partly due to the build-up of inventories prior to the scheduled maintenance turnaround. Favorable third party volumes and favorable currencies were offset by the unfavorable third party pricing, as noted above.
For the six months ended June 30, 2007, net sales for Primary Materials were $1,042 million, up 5%, or $53 million over prior period net sales of $989 million. Primary Materials results include sales to our internal downstream monomer-consuming businesses, primarily Paint and Coatings Materials and Packaging and Building Materials, along with sales to third party customers of Merchant Monomers, Dispersants and Industrial and Household Polymers markets. Sales to third party customers increased 14% to $479 million in the six months ended June 30, 2007 from $419 million in the prior period, primarily due to higher demand and favorable currencies, offset slightly by lower pricing for monomers, as anticipated. Sales to downstream Rohm and Haas specialty businesses were 1% lower, due primarily to lower volumes reflecting the weak market conditions in the U.S.

	Six Months Ended
(in millions)	June 30,
	2007	2006
Total Sales	$1,042	$989
Elimination of Intersegment Sales	(563)	(570)

Third Party Sales	$479	$419

Earnings of $47 million for the six months ended June 30, 2007 decreased from $91 million in the prior period due to higher unanticipated plant costs, higher raw materials costs, reduced demand from our downstream businesses and lower selling prices to third party customers. The impact of the unanticipated plant maintenance costs on Primary Materials’ six month earnings was approximately $20 million, after tax. Despite the operating issues, the business was able to effectively manage internal and external commitments, partly due to the build-up of inventories prior to the scheduled maintenance turnaround.
We continue to see the effects of an increase in the global monomer supply during the early part of 2007 as a result of new production facilities that have come on line. We expect this additional supply to continue to apply downward pressure on Primary Material’s pricing through the remainder of 2007.

Electronic Materials Group
Second Quarter and Year-to-Date Net Sales (in millions)
Net sales for the Electronic Materials Group reached $400 million in the second quarter 2007, up 2%, or $7 million, versus sales of $393 million in the prior year. Excluding precious metals pass-through sales, sales in the second quarter were up 4% compared to the prior year and 6% versus the first quarter of 2007. A pick-up in semiconductor industry demand in Asia helped fuel double-digit sales gains there, while most of the businesses saw weaker year-over-year demand in North America and Europe. The businesses continue to deliver advanced technologies to meet the needs of a dynamic market. Sales of advanced technology product lines were up 10% versus the same period in 2006 and now account for approximately 42% of Electronic Materials sales.
Circuit Board Technologies sales grew 2% in the second quarter over the same period in 2006, reflecting good growth in Asia, offset by generally weak conditions in North America and Europe. Packaging and Finishing Technologies sales were down 8% versus last year primarily due to lower volumes of precious metal sales in North America, with process sales up 1% versus the same period last year. Sales from Semiconductor Technologies grew 6% over the prior year quarter, reflecting continued strength in sales of Chemical Mechanical Planarization (CMP) pads and slurries as well as advanced photoresists and related products. Solid growth in Asia more than offset weaker demand in North America for semiconductor products.
Earnings of $69 million were up 11% from the $62 million earned in the second quarter of 2006, primarily reflecting increased demand driven by the advanced technology product lines. Included in 2007 earnings was a $1 million favorable after-tax restructuring adjustment, including a gain on the sale of real estate which had been previously impaired, partially offset by the write-off of in-process research and development costs related to the acquisition of Eastman Kodak Company’s Light Management Films technology business.
Net sales for the Electronic Materials Group reached $785 million in the six months ended June 30, 2007, up 2%, or $18 million, versus sales of $767 million in the prior year. The increase is mainly attributable to increased demand, particularly in Asia where there was a pick-up in the semiconductor industry, which was partially offset by weaker demand across most of the businesses over the prior year period. The businesses continue to deliver innovative technologies to meet the needs of a dynamic market. Sales in advanced technology product lines were up 8% versus the same period in 2006.
For the six months ended June 30, 2007, Circuit Board Technologies sales grew 2% as solid growth in Asia more than offset weaker demand in North America and Europe. Packaging and Finishing Technologies sales were down 4% versus the same six month period in the prior year due to lower volumes of precious metal sales in North America, however, process sales were up 3% over the same period in 2006. Sales from Semiconductor Technologies grew 5% over the prior year period, reflecting continued strength in sales of Chemical Mechanical Planarization (CMP) pads and slurries as well as advanced photoresists and related products. Solid growth in Asia more than offset weaker demand in North America for semiconductor products.
Earnings of $129 million were up 12% from the $115 million earned in the six months ended June 30, 2006, reflecting increased demand, particularly in the advanced technology product lines.
Performance Materials Group
Second Quarter and Year-to-Date Net Sales (in millions)
Net sales for the Performance Materials Group reached $296 million in the second quarter 2007, an increase of 5%, or $13 million, versus sales of $283 million in 2006. The increase was due to stronger demand in the Asia Pacific region, coupled with the impact of favorable currencies. In addition, the business group also saw strong continued growth of the patented 1-MCP technology of the AgroFresh business unit.
Net sales for Process Chemicals and Biocides were $191 million, an increase of 6%, or $10 million over second quarter 2006 sales with demand for ion exchange resins and biocides strong across all regions and markets, while the paper bleaching market in North America for sodium borohydride products remained weak. In the emerging markets, particularly China and Central and Eastern Europe and Turkey, the business saw increased demand in both the nutrition and industrial process markets. Net sales for Powder Coatings were $86 million, relatively flat over second quarter 2006 sales due to the impact of favorable currencies and higher pricing, offset by lower demand. Net sales for the other businesses, including AgroFresh, Advanced Materials and Digital Imaging, increased 17%, or $3 million, mainly driven by growth in AgroFresh.
Earnings of $19 million are $3 million, or 19%, ahead of the second quarter of 2006. The earnings increase is due to higher selling prices, increased demand, the favorable impact of currencies, and year-on-year improvement in Powder Coatings, which more than offset increased investment to support future growth.
Net sales for the Performance Materials Group reached $586 million for the six months ended June 30, 2007, an increase of 5%, or $30 million, versus sales of $556 million in 2006. Stronger demand in the Asia Pacific and Latin American regions, coupled with the impact of favorable currencies in Europe, more than offset overall weakness in North America. In addition, the business experienced rapid growth of the patented 1-MCP technology of the AgroFresh business unit.
Net sales for Process Chemicals and Biocides were $373 million, an increase of 6%, or $22 million over sales from the same six month period in 2006. Increases in demand for ion exchange resins and biocides were strong across all regions and markets were partially offset by weakness in the North America paper bleaching market for sodium borohydride products. In the emerging markets, particularly China and Central and Eastern Europe and Turkey, the business saw increased demand in both the nutrition and industrial process markets. The business also realized solid growth in new markets segments, such as polymeric media for the emerging biodiesel market. Net sales for Powder Coatings were $173 million, an increase of 2%, or $3 million over sales from the same period in 2006. The sales increase was driven by the impact of favorable currencies and higher pricing, partially offset by weaker demand. Net sales for the other businesses, including AgroFresh, Advanced Materials, and Digital Imaging, increased 20%, or $7 million, mainly driven by growth in AgroFresh and Advanced Materials.
Earnings for the six months ended June 30, 2007 of $40 million are $6 million, or 18%, ahead of earnings for the same period of 2006. The earnings increase is due to higher selling prices, the favorable impact of currencies, and strong improvement over the prior year period in the Powder Coatings business. The 2007 results include additional investment in more advanced applications in ion exchange and biocides (such as bio-processing, advanced water treatment and microbial protection) and expansion of the ethylene management technology from our AgroFresh subsidiary (for additional high value applications in both horticultural and agronomic markets).

Salt
Second Quarter and Year-to-Date Net Sales (in millions)
In the second quarter of 2007, net sales from Salt were $178 million, an increase of 11%, or $18 million, versus the second quarter of 2006 sales of $160 million. The sales revenue increase is primarily due to improved product mix and pricing management in the industrial and consumer markets, as well as increased demand for ice-control salt and other bulk products.
Earnings for the quarter were $4 million, an increase of 100% over the $2 million earned in 2006, largely the result of increased sales, which offset the impact of operating costs.
For the six months ended June 30, 2007, net sales from Salt were $505 million, an increase of 19%, or $82 million, versus $423 million in sales for the same period of 2006. The sales revenue increase is the result of improved product line and pricing management in the industrial and consumer markets, as well as increased demand for ice-control salt and other bulk products.
Earnings for the six months ended June 30, 2007 were $37 million, an increase of 85% over the $20 million earned in 2006, in line with improved sales performance, offsetting higher operating costs.

Corporate
Second Quarter and Year-to-Date After-Tax Expenses (in millions)
Corporate expense of $60 million and $95 million, after-tax, respectively, for the three and six months ended June 30, 2007, up from $42 million and $75 million, after-tax, respectively for the three and six months ended June 30, 2006. The increase was directly attributable to non-recurring costs associated with the establishment of the European Headquarters in Switzerland and the write-off of our investment in Elemica, an online chemicals marketplace.
LIQUIDITY AND CAPITAL RESOURCES
Overview

During the second quarter of 2007, management re-evaluated our financial policies. Through the second quarter of 2007, our policy was to maintain credit ratios consistent with an “A” rating. Effective with the beginning of the third quarter of 2007, we are shifting away from targeting a specific credit rating. Rather, we intend to manage our debt levels in a manner consistent with maintaining investment grade quality ratios that are supported by our strong capability to generate cash from operating activities throughout the business cycle. As a result, we have decided to increase debt by $1.2 billion to purchase treasury stock during the third quarter of this year. As of June 30, 2007, our company’s debt ratio (total debt in proportion to total debt plus stockholders’ equity) was 35%, up from 34% as of December 31, 2006, and cash from operating activities for the rolling twelve months ended June 30, 2007, was approximately 35% of our quarter-end debt (cash from operating activities in proportion to total debt). We expect our debt ratio to be increased to approximately 50% by the end of the third quarter of 2007 and full year 2007 cash from operating activities to be approximately 35% of our debt. Maintenance of a strong balance sheet well-covered by our cash flows remains a key financial policy. Over the next several years, we expect to pursue growth strategies and provide cash returns to our stockholders while maintaining a debt ratio of approximately 50%. We intend to employ a balanced approach to cash deployment that will enhance stockholder value through:

•	Reinvesting in core businesses to drive profitable growth through our capital expenditure program;

•	Investing in new platforms that address the growing needs in health, water, energy, and other areas in the developed and developing worlds;

•	Supplementing our organic growth with highly selective acquisitions which bring a growth platform technology or geographic supplement to our core businesses;

•	Continuing to pay higher cash dividends to our stockholders (dividend payouts have increased at an average 10.6% compound annual growth rate since 1978); and

•	Repurchasing shares to improve overall returns to our stockholders.
In the six months ended June 30, 2007, our primary sources of cash were from balances on hand and operating activities. Our principal uses of cash were share repurchases, capital expenditures and dividends. These are summarized in the table below:

	Six Months ended
	June 30,
(in millions)	2007	2006
Cash provided by operations	$291	$372
Share repurchases	(285)	(167)
Capital expenditures	(187)	(145)
Dividends	(152)	(138)
Net debt increase/ (reduction)	63	(74)
Stock option exercise proceeds	27	52
Our consolidated statement of cash flows includes the combined results of our continuing and discontinued operations for all periods presented.
Cash Provided by Operations

For the six months ended June 30, 2007, cash from operating activities were $291, trailing the prior year period by $81 million. The decrease in operating cash flows is due to an increase in working capital needs driven by an increase in accounts receivable which was only partially offset by a reduction in inventories. The increase in accounts receivable primarily relates to our Paint and Coatings Materials business due to a combination of selective increases in payment terms with certain large customers and changes in geographic customer mix. The period over period reduction in inventory relates to our Salt business resulting from excess inventory at December 31, 2006 due to a decrease in sales driven by lower demand for ice control salt caused by the unseasonably warm weather in the fourth quarter of 2006.
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

Pension Plan and Postretirement Benefit Plan Funding and Liability

During 2006, we voluntarily increased U.S. pension and other postretirement employee benefit plan funding to the maximum tax-deductible amounts, $137 million and $12 million, respectively. Additional contributions made during 2006 were $108 million, consisting of $57 million for our foreign qualified pension plans, $40 million for our postretirement benefit plans, and $11 million for our non-qualified pension plans. Over half of the $57 million used to fund our foreign qualified pension trusts was used to fund shortfalls in our Canadian pension trust. In 2007, we expect to contribute approximately $90 million to our foreign qualified pension plans, non-qualified pension plan and other postretirement plans as required. As of June 30, 2007, we have contributed $48 million to these plans. Funding requirements for subsequent years are uncertain and will significantly depend on changes in assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plan, and any legislative or regulatory changes affecting plan funding requirements. For tax planning, financial planning, cash flow management or cost reduction purposes, we may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.
Capital Expenditures

We intend to manage our capital expenditures to take advantage of growth and productivity improvement opportunities as well as to fund ongoing environmental protection and plant infrastructure requirements. We have a well-defined review procedure for the authorization of capital projects. Capital expenditures of $187 million through the first half of 2007 are above the prior year period expenditures primarily due to expected spend for a greater number of large projects focused on growth. These large projects include the purchase of a defect analysis tool for the Electronic Materials Group, the construction of new emulsion production facilities in Mexico and India, the expansion of capacity for several businesses in China, Italy, and India, the completion of several large environmental and end-of-life projects in our Houston plant combined with a planned shutdown during the second quarter, and spending for environmental compliance projects at several Salt plants. Projected capital expenditures for fiscal year 2007 of approximately $450 million, compared to $404 million in fiscal year 2006, are expected to be slightly higher than depreciation expense.
Dividends

Common stock dividends have been paid each year since 1927. The payout has increased at an average 10.6% compound annual growth rate since 1978. On May 7, 2007, we announced that the Board of Directors voted to increase dividends by 12% to $0.37 per share and on July 16, 2007, our Board of Directors declared a $0.37 per share dividend payable on September 1, 2007.

2007				2006
	Amount				Amount
	(Per	Amount			(Per	Amount
Date of dividend	common	(In		Date of dividend	common	(In
payment	share)	millions)	Record Date	payment	share)	millions)	Record Date
March 1, 2007	$0.33	$72	February 16, 2007	March 1, 2006	$0.29	$65	February 17, 2006
June 1, 2007	$0.37	$80	May 18, 2007	June 1, 2006	0.33	73	May 12, 2006
September 4, 2007	$0.37		August 10, 2007	September 1, 2006	0.33	73	August 11, 2006
				December 1, 2006	0.33	72	November 3, 2006
Share Repurchase Program

In December 2004, our Board of Directors authorized the repurchase of up to $1 billion of our common stock through 2008, with the timing of the purchases depending on market conditions and other priorities for cash. As of June 30, 2007, we had repurchased $822 million of our stock or 17.1 million shares under the current authorization. During the second quarter of 2007, we used $187 million of available cash to repurchase 3.6 million of our outstanding shares and we intend to repurchase the remaining $178 million during the third quarter of 2007. On July 16, 2007, our Board of Directors authorized the repurchase of up to another $2 billion of our common stock, $1 billion of which will be used to repurchase shares during the third quarter of 2007, including an accelerated share repurchase

(ASR), which will be funded by the issuance of new debt. The remaining $1 billion will be used over 2008 through 2010, with the timing of purchases depending on market conditions. These purchases will be funded from available cash.
Liquidity and Debt

As of June 30, 2007, we had $251 million in cash, including restricted cash, and $2,170 million in debt compared with $596 million and $2,081 million, respectively, at December 31, 2006. A summary of our cash and debt balances is provided below:

	June 30,	December 31,
(in millions)	2007	2006

Short-term obligations	$265	$393
Long-term debt	1,905	1,688

Total debt	$2,170	$2,081

Cash and cash equivalents	$248	$593
Restricted cash	3	3

Total cash	$251	$596

Debt

In March 2007, we issued €175 million of 4.50% Private Placement Senior Notes due March 9, 2014. We also retired our 6.0% notes for €160 million upon maturity and early retired at par $19 million of our 8.74% notes. We expect interest expense to increase in the third and fourth quarters of 2007, consistent with planned higher debt levels.
At June 30, 2007, we had $115 million in commercial paper outstanding. Other short-term debt was primarily composed of local bank borrowings. During 2007, our primary source of short-term liquidity has been cash from operating activities, commercial paper, and bank borrowings. In December 2006, we extended the term of our $500 million revolving credit facility with a syndicated group of banks. This facility is committed until December 2011 and is not contingent upon our credit rating. As of June 30, 2007, we have not drawn down any funds against this facility.
On July 16, 2007, our Board of Directors authorized the repurchase of up to another $2 billion of our common stock, $1 billion of which will be used to repurchase shares during the third quarter of 2007, including an accelerated share repurchase (ASR). Following this announcement, Standard and Poor’s and Fitch changed our senior unsecured debt rating from A minus to BBB and BBB+, respectively; Moody’s placed our A3 ratings under review for possible downgrade. Our short-term commercial paper ratings are unchanged at P2 and A2 by Moody’s and Standard and Poor’s, respectively. We believe investment grade ratings are consistent with the objectives of our long-term financial policies.
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
During the six months ended June 30, 2007, the market value of our derivative instruments depreciated $3 million after-tax primarily driven by the Euro which strengthened by 2.4% during the first half of 2007. The strong Euro and other currencies favored our fundamental business positions, the net book value of which increased approximately $0.5 million, net of hedging during the period. During the same period, derivative instruments lowered interest expense by approximately $7 million, but slightly increased our effective cost of natural gas. Our total hedging cost was $0.01 per share for the six months ended June 30, 2007.

During the third quarter of this year, we expect to manage financial prices while borrowing $1 billion to finance our recently announced stock repurchases under business and economic conditions characterized by a weak dollar, a flat U.S. yield curve, and U.S. natural gas prices held in check by sufficient inventories. Our objectives are to preserve our earnings from potentially weaker local currencies, maintain or reduce our effective interest rate, and capture opportunities to increase protection against further natural gas price spikes.
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
We have participated in the remediation of waste disposal and manufacturing sites as required under the Superfund and related laws. Remediation is well underway or has been completed at many sites. Nevertheless, we continue to face government enforcement actions, as well as private actions, related to past manufacturing and disposal and continues to focus on achieving cost-effective remediation where required.
Accruals

We have provided for costs to remediate former manufacturing and waste disposal sites, including Superfund sites, as well as our company facilities. We consider a broad range of information when we determine the amount necessary for remediation accruals, including available facts about the waste site, existing and proposed remediation technology and the range of costs of applying those technologies, prior experience, government proposals for these or similar sites, the liability of other parties, the ability of other Potentially Responsible Parties (“PRPs”) to pay costs apportioned to them and current laws and regulations. Reserves for environmental remediation that we believe to be probable and estimable are recorded appropriately as current and long-term liabilities in the Consolidated Balance Sheets. We assess the accruals quarterly and update them as additional technical and legal information becomes available. However, at certain sites, we are unable, due to a variety of factors, to assess and quantify the ultimate extent of our responsibility for study and remediation costs. The reserves for remediation were $142 million at June 30, 2007 and $141 million at December 31, 2006. The amounts charged to pre-tax earnings for environmental remediation and related charges were $9 million and $14 million for the three and six months ended June 30, 2007, and $4 million and $8 million for the three and six months ended June 30, 2006, respectively, and are recorded as cost of goods sold in the Consolidated Statements of Operations.
Wood-Ridge/Berry’s Creek

The Wood-Ridge, New Jersey site (“Site”), and Berry’s Creek, which runs past this Site, are areas of environmental significance to the Company. The Site is the location of a former mercury processing plant acquired many years ago by a company later acquired by Morton International, Inc. (“Morton”). Morton and Velsicol Chemical Corporation (“Velsicol”) have been held jointly and severally liable for the cost of remediation of the Site. The New Jersey Department of Environmental Protection (“NJDEP”) issued the Record of Decision documenting the clean-up requirements for the manufacturing site in October 2006. The Company has submitted a work plan to implement the remediation, and will enter into an agreement or order to perform the work in 2007. In April 2007, NJDEP issued remediation directives to approximately a dozen parties who were major customers or neighbors of the plant, directing them to participate in the remediation. The Company will negotiate with these parties to assist in the funding of the work at the former processing plant. If any of the parties refuses to participate or cannot reach agreement with us, the directive gives parties performing the remediation the right to treble recovery from those parties who fail to comply with the directive. Our ultimate exposure at the Site will depend on clean-up costs and on the level of contribution from other parties. Velsicol’s liabilities for Site response costs will be addressed through a bankruptcy trust fund established under a court-approved settlement with Velsicol, and other parties, including the government.
With regard to Berry’s Creek, and the surrounding wetlands, the EPA has issued letters to over 150 PRPs for performance of a broad scope investigation of risks posed by contamination in Berry’s Creek. Performance of this study is expected to take at least six years to complete. The PRPs have formed a representative group of over 100 PRPs, and have hired common counsel and a consultant to negotiate with the EPA. The PRPs have reached an agreement with EPA to perform a preliminary study to provide background information before the larger study is conducted. Today, there is much uncertainty as to what will be required to address Berry’s Creek, but investigation and cleanup costs, as well as potential resource damage assessments, could be very high and our share of these costs could possibly be material to the results of our operations, cash flows and consolidated financial position.
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
Climate Change

There is an increasing global focus on issues related to climate change and particularly on ways to limit and control the emission of greenhouse gases, which are believed to be associated with climate change. Some initiatives on these topics are already well along in Europe, Canada and other countries, and related legislation has passed or is being introduced in some U.S. states. In addition, the Supreme Court decision in Massachusetts v. EPA, holding that greenhouse gases, including carbon dioxide (CO2), are “air pollutants” subject to regulation by EPA has increased the likelihood of federal regulatory or legislative action.
The Kyoto Protocol to the United Nations Framework Convention on Climate Change was adopted in 2005 in many countries. For instance, the European Union (EU) has a mandatory Emissions Trading Scheme to implement its objectives under the Kyoto Protocol. Four of our European locations currently exceed the threshold for participation in the EU Emissions Trading Scheme pursuant to the Kyoto Protocol and are currently implementing the requirements established by their respective countries. We are very much aware of the importance of these issues and the importance of addressing greenhouse gas emissions.
Due to the nature of our business, we have emissions of carbon dioxide (CO2) primarily from combustion sources, although we also have some minor process by-product CO2 emissions. Our emissions of other greenhouse gases are infrequent and minimal as compared to CO2 emissions. We have therefore focused on ways to increase energy efficiency and curb increases in greenhouse gas emissions resulting from growth in production in addition to lowering the energy usage of existing operations. Although the general lack of specific legislation prevents any accurate estimates of the long-term impact on the Company, any legislation that limits CO2 emissions may create a potential restriction to business growth by capping consumption of traditional energy sources available to all consumers of energy, including Rohm and Haas. Capping consumption could result in: increased energy cost, additional capital investment to lower energy intensity and rationed usage with the need to purchase greenhouse gas emission credits. Our Manufacturing Council has a global effort underway to improve our energy efficiency at all of our locations through energy audits, sharing best practices and in some cases installation of more efficient equipment. We will continue to follow these climate change issues, work to improve the energy efficiencies of our operations, work to minimize any negative impacts on company operations and seek technological breakthroughs in energy supply and efficiency in both Company operations and product development.
Litigation

We are involved in various kinds of litigation, principally in the United States. We strive to resolve litigation where we can through negotiation and other alternative dispute resolution methods such as mediation. Otherwise, we vigorously prosecute or defend lawsuits in the Courts.
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
In April 2006 and thereafter, lawsuits were filed against Rohm and Haas claiming that the Company’s Ringwood, Illinois plant contaminated groundwater and air that allegedly reached properties a mile south of the plant site. Also sued were the owner of a plant site neighboring our facility and a company which leases a portion of our facility. An action brought in federal court in Philadelphia, Pennsylvania seeks certification of a class comprised of the owners and residents of about 500 homes in McCullom Lake Village, seeking medical monitoring and compensation for alleged property value diminution, among other things. In addition, lawsuits were filed in the Philadelphia Court of Common Pleas by seventeen individuals who claim that contamination from the plants has resulted in tumors (primarily of the brain) and one individual whose claims relate to cirrhosis of the liver. We believe that these lawsuits are without merit.
Rohm and Haas, Minnesota Mining and Manufacturing Company (3M) and Hercules, Inc. have been engaged in remediation of the Woodland Sites (“Sites”), two waste disposal locations in the New Jersey Pinelands, under various NJDEP orders since the early 1990s. Remediation is complete at one site and substantially complete at the other. In February 2006, a lawsuit was filed in state court in Burlington County, New Jersey by NJDEP and the Administrator of the New Jersey Spill Compensation Fund against these three companies and others for alleged natural resource damages relating to the Sites. In June 2006, after the lawsuit was served, the defendants filed a notice of removal of the action to the federal court in Camden, New Jersey. On July 5, 2007, the federal court remanded the case to state court. This lawsuit presents significant legal and public policy issues, including the fundamental issue of whether there are any “damages”, and we believe it is without merit.
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

ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED
Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We are currently assessing the impact of this Statement on our Consolidated Financial Statements.
Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. It does not expand the use of fair value measurement. This Statement is effective for financial statements issued in 2008. We are currently assessing the impact of this Statement on our Consolidated Financial Statements.
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

b)	Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are likely to materially effect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
For information related to Legal Proceedings, see Note 13: Contingent Liabilities, Guarantees and Commitments in the accompanying Notes to Consolidated Financial Statements.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to our purchases of our common stock during the quarter ended June 30, 2007:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average Price	Purchased as Part of	of Shares that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the Plans or
Period	Purchased (1)	Share (1)	Plans or Programs (2)	Programs (2)
April 1, 2007 – April 30, 2007	1,733,863	51.72	1,732,400	275,865,607

May 1, 2007 – May 31, 2007	942,449	52.46	935,000	226,823,447

June 1, 2007 – June 30, 2007	913,399	53.30	909,800	178,331,356

Total	3,589,711	52.32	3,577,200	178,331,356

Notes:

(1)	12,511 shares were purchased as a result of employee stock option exercises (stock swaps).

(2)	In December 2004, our Board of Directors authorized the repurchase of up to $1 billion of our common stock through 2008, with the timing of the purchases depending on market conditions and other priorities for cash. As of June 30, 2007, $822 million of the $1 billion has been used to repurchase 17 million shares of our stock. In July 2007, our Board of Directors authorized up to another $2 billion towards repurchasing our common stock through 2010.
ITEM 4. Submission of Matters to a Vote of Security Holders
(a) The Company’s 89th annual meeting of stockholders was held on May 7, 2007, in Philadelphia, Pennsylvania.
(b) The following is a tabulation of the results of voting by security holders for the election of directors:

Nominees	Votes For	Votes Withheld
W.J. Avery	205,741,108	1,438,715
R. L. Gupta	204,814,154	2,365,670
D.W. Haas	205,578,538	1,601,286
T.W. Haas	205,622,858	1,556,965
R.L. Keyser	205,248,364	1,931,459
R.J. Mills	206,097,500	1,082,324
S.O. Moose	204,800,365	2,379,458
G.S. Omenn	204,914,365	2,265,458
G.L. Rogers	205,919,404	1,260,418
R.H. Schmitz	204,976,043	2,203,780
G.M. Whitesides	205,757,967	1,421,856
M.C. Whittington	205,108,995	2,070,828
(c) The following is a tabulation of the results of voting by security holders for other matters:
Ratification of PricewaterhouseCoopers LLP as Rohm and Haas Company’s Independent Registered Public Accounting Firm for 2007:

For	205,124,798
Against	1,592,201
Abstain	462,824

ITEM 6. Exhibits

(31.1)	Certification Pursuant to Rule 13a-14(a)/15d-14(a).
(31.2)	Certification Pursuant to Rule 13a-14(a)/15d-14(a).
(32)	Certification Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002. The exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Jacques M. Croisetiere

Jacques M. Croisetiere
Executive Vice President and Chief Financial Officer

DATE: July 27, 2007	ROHM AND HAAS COMPANY
(Registrant)