Form 10-Q
period 2007-09-30
ROHM & HAAS CO
filed 2007-10-25
CIK 84792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐ No ☑
Common stock outstanding at October 22, 2007: 195,799,721 shares

ROHM AND HAAS COMPANY AND SUBSIDIARIES
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006
Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006
Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006
Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2007
Notes to Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Management’s discussion of market risk is incorporated herein by reference to Item 7a of its Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on February 28, 2007 and updated on Form 8-K dated July 11, 2007.
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
Instruments defining the rights of security holders, including indentures
Certification Pursuant to Rule 13a-14(a)/15d-14(a)
Certification Pursuant to Rule 13a-14(a)/15d-14(a)
Certification Furnished Pursuant to 18 U.S.C. Section 1350

Rohm and Haas Company and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	September 30,		September 30,
(unaudited)	2007	2006	2007	2006

Net sales	$2,204	$2,065	$6,554	$6,204
Cost of goods sold	1,590	1,461	4,727	4,324

Gross profit	614	604	1,827	1,880
Selling and administrative expense	256	251	793	757
Research and development expense	72	69	213	208
Interest expense	30	21	77	73
Amortization of intangibles	14	15	42	42
Restructuring and asset impairments	18	6	28	10
Pension judgment	65	—	65	—
Share of affiliate earnings, net	6	2	17	7
Other (income), net	(3)	(17)	(32)	(33)

Earnings from continuing operations before income taxes, and minority interest	168	261	658	830
Income taxes	36	69	168	232
Minority interest	3	3	10	10

Earnings from continuing operations	129	189	480	588

Discontinued operations:
Net earnings (loss) of discontinued lines of business, net of income tax (benefit)/expense of $0, $3, ($2), and $21, respectively	—	(3)	1	(29)

Net earnings	$129	$186	$481	$559

Basic earnings per share (in dollars):
From continuing operations	$0.62	$0.87	$2.26	$2.68
Net earnings (loss) from discontinued operations	—	(0.01)	0.01	(0.13)

Net earnings per share	$0.62	$0.86	$2.27	$2.55

Diluted earnings per share (in dollars):
From continuing operations	$0.61	$0.86	$2.23	$2.65
Net earnings (loss) from discontinued operations	—	(0.01)	0.01	(0.13)

Net earnings per share	$0.61	$0.85	$2.24	$2.52

Weighted average common shares outstanding - basic	206.8	217.6	212.1	219.5
Weighted average common shares outstanding - diluted	210.1	219.6	215.3	221.7
See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Statements of Cash Flows

For the nine months ended September 30,
(in millions)
(unaudited)	2007	2006

Cash Flows from Operating Activities
Net earnings	$481	$559
Adjustments to reconcile net earnings to net cash provided by operating activities:
Loss on disposal of business, net of income taxes	2	—
(Gain) loss on sale of assets	(2)	6
Provision for allowance for doubtful accounts	4	4
Provision for deferred taxes	(87)	(1)
Restructuring and asset impairments	28	17
Depreciation	309	303
Amortization of finite-lived intangibles	42	44
Pension judgment	65	—
Share-based compensation	36	36
Premium paid on debt retirement	—	(6)
Changes in assets and liabilities
Accounts receivable	(215)	(76)
Inventories	50	(93)
Prepaid expenses and other current assets	(13)	(2)
Accounts payable and accrued liabilities	(120)	(72)
Federal, foreign and other income taxes payable	18	(55)
Other, net	(8)	18

Net cash provided by operating activities	590	682

Cash Flows from Investing Activities
Acquisitions of businesses, affiliates and intangibles	(119)	(35)
Proceeds from disposal of business, net	15	—
Decrease in restricted cash	—	1
Proceeds from the sale of land, buildings and equipment	16	7
Capital expenditures for land, buildings and equipment	(276)	(236)
Payments to settle hedge of net investment in foreign subsidiaries	(35)	—

Net cash used by investing activities	(399)	(263)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	1,320	—
Repayment of long-term debt	(236)	(177)
Purchase of common stock	(1,462)	(264)
Tax benefit on stock options	8	4
Proceeds from exercise of stock options	43	55
Net change in short-term borrowings	(56)	(55)
Payment of dividends	(231)	(211)

Net cash used by financing activities	(614)	(648)

Net decrease in cash and cash equivalents	(423)	(229)
Effect of exchange rate changes on cash and cash equivalents	77	37
Cash and cash equivalents at the beginning of the period	593	566

Cash and cash equivalents at the end of the period	$247	$374

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Balance Sheets

(in millions, except share data)	September 30,	December 31,
(unaudited)	2007	2006

Assets
Cash and cash equivalents	$247	$593
Restricted cash	3	3
Receivables, net	1,845	1,570
Inventories	975	984
Prepaid expenses and other current assets	236	254
Current assets of discontinued operations	—	7

Total current assets	3,306	3,411

Land, buildings and equipment, net of accumulated depreciation	2,709	2,669
Investments in and advances to affiliates	178	112
Goodwill, net of accumulated amortization	1,565	1,541
Other intangible assets, net of accumulated amortization	1,477	1,487
Other assets	271	324
Other assets of discontinued operations	—	9

Total Assets	$9,506	$9,553

Liabilities and Stockholders’ Equity
Liabilities:
Short-term obligations	$207	$393
Trade and other payables	666	684
Accrued liabilities	856	816
Income taxes payable	16	93
Current liabilities of discontinued operations	—	2

Total current liabilities	1,745	1,988

Long-term debt	3,037	1,688
Employee benefits	757	735
Deferred income taxes	665	754
Other liabilities	319	230
Other liabilities of discontinued operations	—	5

Total Liabilities	6,523	5,400

Minority Interest	135	122

Commitments and contingencies

Stockholders’ Equity:
Preferred stock; par value — $1.00; authorized - 25,000,000 shares; issued — no shares	—	—
Common stock; par value — $2.50; authorized - 400,000,000 shares; issued — 242,078,349 shares	605	605
Additional paid-in capital	2,141	2,214
Retained earnings	2,389	2,218

	5,135	5,037
Treasury stock at cost (2007 - 46,292,782 shares; 2006 - 23,239,920 shares)	(1,922)	(608)
ESOP shares (2007 - 8,101,882 shares; 2006 - 8,585,684 shares)	(77)	(82)
Accumulated other comprehensive loss	(288)	(316)

Total Stockholders’ Equity	2,848	4,031

Total Liabilities and Stockholders’ Equity	$9,506	$9,553

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Number of
	Shares of				Number of			Accumulated
(unaudited)	Common		Additional		Shares of			Other	Total	Total
For the period ended September 30, 2007	Stock	Common	Paid-in	Retained	Treasury	Treasury		Comprehensive	Stockholders’	Comprehensive
(in millions, except share amounts in thousands)	Outstanding	Stock	Capital	Earnings	Stock	Stock	ESOP	Income (Loss)	Equity	Income

Balance January 1, 2007	218,839	$605	$2,214	$2,218	23,240	$(608)	$(82)	$(316)	$4,031

2007
Net earnings				481					481	$481
Current period changes in fair value, net of taxes of $0								(1)	(1)	(1)
Reclassification to earnings, net of taxes of $2								(4)	(4)	(4)
Cumulative translation adjustment, net of taxes of $(17)								11	11	11
Pension and postretirement benefit adjustments, net of taxes of $(8)								22	22	22

Total comprehensive income										$509

Cumulative Transition Adjustment for FIN 48				(9)					(9)
Repurchase of common stock	(24,747)		(99)		24,747	(1,363)			(1,462)
Common stock issued:
Stock-based compensation	1,694		26		(1,694)	49			75
ESOP							5		5
Tax benefit on ESOP				2					2
Common dividends ($1.44 per share(1))				(303)					(303)

Balance September 30, 2007	195,786	$605	$2,141	$2,389	46,293	$(1,922)	$(77)	$(288)	$2,848

(1)	Dividends per share represent dividends paid of $1.07 per share during the nine months ended September 30, 2007 and the dividend of $0.37 declared on September 28, 2007, payable in the 4th quarter of 2007.
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
These financial statements should be read in conjunction with the financial statements, accounting policies and the notes included in our Form 8-K filed on July 11, 2007, for the year ended December 31, 2006. The interim results are not necessarily indicative of results for a full year.
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
We also hold a variable interest in another joint venture, accounted for under the equity method of accounting. The variable interest relates to a cost-plus arrangement between the joint venture and each joint venture partner. We have determined that we are not the primary beneficiary and therefore have not consolidated the entity’s assets, liabilities and results of operations in our Consolidated Financial Statements. The entity provides manufacturing services to us and the other joint venture partner, and has been in existence since 1999. As of September 30, 2007, our investment in the joint venture totals approximately $36 million, representing our maximum exposure to loss.

NOTE 2: New Accounting Pronouncements
Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We do not anticipate electing the SFAS 159 option for our existing financial assets and liabilities and therefore do not expect the adoption of SFAS 159 to have a material impact on our Consolidated Financial Statements. On a prospective basis, we will apply the requirements of the standard if we select to report new financial assets or liabilities at fair value.
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
Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. It does not expand the use of fair value measurement. We will be required to adopt SFAS 157 on January 1, 2008.  We have not completed our evaluation, but currently believe the impact will not require material modification of our fair value measurements and will be substantially limited to expanded disclosures in the notes to our Consolidated Financial Statements that currently have components measured at fair value.
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
On January 4, 2007, we completed the formation of Viance, LLC, a joint venture owned 50% by Rohm and Haas and 50% by Chemical Specialties, Inc. (CSI), a wholly owned subsidiary of Rockwood Holdings, Inc. Rohm and Haas paid CSI $73 million to create the new company, which combines the wood biocides business of Rohm and Haas and the wood protection chemicals business of CSI. The results of this joint venture are included in our Performance Materials Group segment as an equity method investment.
On June 15, 2007, we acquired the net assets of Eastman Kodak Company’s Light Management Films technology business, which produces advanced films that improve the brightness and efficiency of liquid crystal displays (LCD). Of the $40 million purchase price, $9 million was allocated to intangible assets, primarily consisting of developed technology, and we recorded a charge of $3 million for acquired in-process research and development which is included in restructuring and asset impairments in the Consolidated Statement of Operations. The remainder of the purchase price was allocated to the tangible net assets acquired. The proforma results of operations for the three and nine month periods ended September 30, 2007 and 2006, respectively, would not be material to the Rohm and Haas Consolidated Statements of Operations for those respective periods. The results of operations of the light management films business are included in our Electronic Materials Group segment as of the second quarter of 2007.
On August 14, 2007, Rohm and Haas Company and SKC Incorporated announced the formation of a joint venture that will develop, manufacture and market advanced optical and functional films used in the flat panel display industry. As part of the new joint venture arrangement, SKC Incorporated will spin-off its Display Technologies business into a separate legal entity. Rohm and Haas will invest to become a 51 percent owner in the new company. We will have a controlling interest in the new company and therefore will consolidate its assets, liabilities, and results of operations in our Consolidated Financial Statements. Closing of this transaction is expected to occur in the fourth quarter of 2007 pending approval by regulatory authorities.
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
The following table presents the results of operations of our Automotive Coatings discontinued operation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2007	2006	2007	2006

Net sales from discontinued operation	$—	$23	$14	$72

Loss from discontinued operation	—	—	(1)	(8)
Income tax (provision) benefit	—	(3)	2	(21)

Net (loss) earnings from discontinued operation	$—	$(3)	$1	$(29)

In the second quarter of 2006, we acquired the net assets of Floralife®, Inc. (“Floralife”), a global provider of post-harvest care products for the floral industry based in South Carolina, for approximately $22 million. In January of 2007, we sold Floralife with the exception of certain patented technologies (1-MCP) that will enhance the growth of the AgroFresh business in the Performance Materials Group segment. This sale resulted in a pre-tax gain of approximately $3 million.

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
The table below presents net sales by reportable segment. Segment eliminations are presented for intercompany sales between reportable segments.
Net Sales by Business Segment and Region

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
	2007	2006	2007	2006

Business Segment
Paint and Coatings Materials	$570	$548	$1,652	$1,612
Packaging and Building Materials	460	443	1,373	1,353
Primary Materials	542	516	1,584	1,505
Elimination of Intersegment Sales	(297)	(296)	(860)	(866)

Specialty Materials Group	$1,275	$1,211	$3,749	$3,604
Electronic Materials Group	442	402	1,227	1,169
Performance Materials Group	296	278	882	834
Salt	191	174	696	597

Total net sales	$2,204	$2,065	$6,554	$6,204

Customer Location
North America	$1,039	$1,042	$3,180	$3,206
Europe	549	507	1,691	1,520
Asia-Pacific	515	427	1,408	1,232
Latin America	101	89	275	246

Total net sales	$2,204	$2,065	$6,554	$6,204

Net Earnings (Loss) from Continuing Operations by Business Segment (1,2,3)

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
	2007	2006	2007	2006

Business Segment
Paint and Coatings Materials	$72	$72	$201	$210
Packaging and Building Materials	32	33	96	109
Primary Materials	18	32	65	123

Specialty Materials Group	$122	$137	$362	$442
Electronic Materials Group	72	64	201	179
Performance Materials Group	24	20	64	54
Salt	8	4	45	24
Corporate (3)	(97)	(36)	(192)	(111)

Total net earnings from continuing operations	$129	$189	$480	$588

(1)	Earnings (loss) for all segments except Corporate are tax effected using our overall consolidated effective tax rate excluding certain discrete items.

(2)	In the first quarter of 2007, we changed the methodology for allocating shared service costs across all business units to a simpler methodology we believe will provide improved management reporting. Also in the first quarter of 2007, we moved to a simpler transfer pricing methodology which is intended to reduce volatility in earnings on internal sales and more accurately represent where value is created in our integrated acrylic chain businesses. We have reclassified our 2006 results to conform to these changes.

(3)	Corporate includes certain corporate governance costs, interest income and expense, environmental remediation expense, insurance recoveries, exploratory research and development expense, currency gains and losses, any unallocated portion of shared services, certain discrete period tax items and other infrequently occurring items. Results for the three and nine months ended September 30, 2007 include $65 million ($42 million after-tax) for the pension charge recorded in the third quarter of 2007.
NOTE 5: Restructuring and Asset Impairments
Severance and employee benefit costs associated with restructuring initiatives are primarily accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.” Asset impairment charges are accounted for in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The following net restructuring and asset impairment charges were recorded for the three and nine months ended September 30, 2007 and 2006, respectively as detailed below:

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
	2007	2006	2007	2006

Severance and employee benefits	$13	$4	$12	$5
Other, including contract lease termination penalties	—	2	(1)	2
Asset impairments, net of gains	5	—	17	3

Total	$18	$6	$28	$10

Restructuring and Asset Impairment by Business Segment

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
	2007	2006	2007	2006

Business Segment
Paint and Coatings Materials	$2	$1	$2	$1
Packaging and Building Materials	1	—	2	5
Primary Materials	—	—	—	—

Specialty Materials Group	$3	$1	$4	$6
Electronic Materials Group	3	—	—	(1)
Performance Materials Group	11	2	10	2
Salt	—	1	—	1
Corporate	1	2	14	2

Total	$18	$6	$28	$10

Restructuring by Initiative		Contract and Lease
	Severance and	Termination and
(in millions)	Employee Benefits	Other Costs	Total

2007 Initiatives:
Initial charge	$15	$—	$15
Payments	—	—	—
Changes in estimate	—	—	—

September 30, 2007 ending balance	15	—	15

2006 Initiatives:
Initial charge	$26	$—	$26
Payments	(3)	—	(3)
Changes in estimate	(1)	—	(1)

December 31, 2006 ending balance	22	—	22
Payments	(16)	—	(16)
Changes in estimate	(2)	—	(2)

September 30, 2007 ending balance	4	—	4

2005 Initiatives:
Initial charge	$36	$1	$37
Payments	(3)	(1)	(4)
Changes in estimate	—	—	—
December 31, 2005 ending balance	33	—	33
Payments	(19)	—	(19)
Changes in estimate	(1)	2	1

December 31, 2006 ending balance	13	2	15
Payments	(8)	(1)	(9)
Changes in estimate	(1)	(1)	(2)

September 30, 2007 ending balance	4	—	4

Balance at September 30, 2007	$23	$—	$23

The balance at September 30, 2007, recorded for severance and employee benefits, is included in accrued liabilities in our Consolidated Balance Sheet. The restructuring reserve balances presented are considered adequate to cover committed restructuring actions. Our restructuring initiatives are generally completed in 12 to 18 months.
Restructuring Initiatives
2007 Initiatives
For the three and nine months ended September 30, 2007, we recorded approximately $15 million of a provision for severance and associated employee benefits primarily associated with the elimination of 201 positions as part of our on-going efforts to reposition our business portfolio for accelerated growth by exiting non-strategic business lines, as well as to improve operating excellence through productivity initiatives in manufacturing, research and development, and business services.
As of September 30, 2007, of the 201 positions identified under total 2007 restructuring initiatives, 16 positions have been eliminated.
2006 Initiatives
For the three months ended September 30, 2006, we recorded approximately $4 million of expense for severance and associated employee benefits primarily associated with the elimination of 69 positions in our North American support services, as we continue to capitalize on the enhancements made possible by the implementation of our Enterprise Resource Planning system. This charge was offset by $1 million of favorable adjustments to appropriately reflect more accurate estimates of remaining obligations related to severance payments within our global Graphic Arts business initiative announced in the first quarter of 2006. In the three months ended September 30, 2007, we recorded favorable adjustments of $2 million of severance and employee benefit charges related to total 2006 initiatives.
For the nine months ended September 30, 2006, we recorded approximately $8 million, net of expense for severance and associated employee benefits primarily related to the restructuring of our global Graphics Arts business within our Packaging and Building Materials segment, and our North American support services restructuring, that affected 106 positions in total. In the first nine months of 2006 and 2007, we reversed $1 million and $2 million, respectively, of severance and employee benefit charges related to total 2006 initiatives.
Of the 329 positions identified under restructuring initiatives for the year ended December 31, 2006, we reduced the total number of positions to be affected by 37 to 292 positions in total. As of September 30, 2007, 227 positions have been eliminated.
2005 Initiatives
For the year ended December 31, 2005, we recorded $36 million for severance and associated employee benefits related to company-wide initiatives impacting virtually all areas including sales and marketing, manufacturing, administrative support and research personnel.
In the first nine months of 2006, we reversed $1 million of severance and employee benefit charges related to total 2005 initiatives. In addition, we recorded $2 million for contract lease obligations associated with a restructuring initiative announced in the fourth quarter of 2005. In the first nine months of 2007, we reversed $1 million of severance and employee benefit charges and contract lease obligations related to total 2005 initiatives.
Of the initial 590 positions identified under restructuring initiatives for the year ended December 31, 2006, we reduced the total number of positions to be affected by 47 to 543 positions in total. As of September 30, 2007, 522 positions have been eliminated.
Prior Year Initiatives
In the nine months of 2006, we recorded changes in estimates to reduce our reserve by $1 million for severance and employee benefit charges relating to total 2004 restructuring initiatives. All severance and contract lease payments contemplated by these initiatives were complete as of September 30, 2007. Of the initial 500 positions identified, we reduced the total number of positions to be affected by these initiatives by 123 to 377 positions in total, all of which were eliminated as of December 31, 2006.
Asset Impairments
2007 Impairments
For the three months ended September 30, 2007, we recorded asset impairments of approximately $5 million. These impairments relate to the exiting of our digital imaging business line, located in Bristol, Pennsylvania.
For the nine months ended September 30, 2007, we recorded net asset impairments of approximately $17 million. These impairments included the $5 million impairment related to our digital imaging business line, $13 million write-off of our investment in Elemica, an online chemicals e-marketplace, and the $3 million write-off of in-process research and development relating to the Eastman Kodak Company Light Management Films business acquisition, partially offset by a $4 million gain on the sale of real estate previously written down.

2006 Impairments
For the nine months ended September 30, 2006, we recognized $3 million of fixed asset impairment charges associated with the restructuring of our global Graphic Arts business within our Packaging and Building Materials segment.
Furthermore, included in discontinued operation for the nine months ended September 30, 2006 is a $7 million asset impairment charge related to our Automotive Coatings business.
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
NOTE 7: Borrowings
In September 2007, we issued $250 million of 5.60% notes at 99.985% of par due in March 2013 and $850 million of 6.00% notes at 99.487% of par due in September 2017 (the Notes). The Notes represent unsecured and unsubordinated obligations of Rohm and Haas Company which are not subject to any sinking fund requirement and include a redemption provision which allows us to retire the Notes at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the noteholders are not penalized by the early redemption. Interest on the notes is payable semi-annually in March and September, commencing in March 2008. In the event of a change of control repurchase event as defined in the terms of the Notes, we may be required to offer to purchase the Notes from holders at a purchase price equal to 101% of their principal amount, plus accrued interest. The terms of the Notes limit us from entering into certain mortgage and certain sale and leaseback transactions. Debt issuance costs of $5 million have been recorded and will be amortized to interest expense over the life of the Notes.
In August of 2007, in anticipation of the debt issuance discussed above we entered into a $350 million interest rate lock agreement designated as a cash flow hedge to mitigate exposure to interest rate fluctuations which would impact semi-annual interest payments. In conjunction with the issuance of the debt, the interest rate lock agreement was settled resulting in a payment from us to the counterparty of approximately $10 million. Less than half a million after-tax of this value was deemed ineffective and immediately recognized in earnings. The remaining $6 million after-tax loss was recorded in accumulated other comprehensive income (loss) and will be amortized to interest expense over the life of the $850 million notes due in September 2017.
In September of 2007, we entered into interest rate swap agreements totaling $250 million to swap the fixed rate components of the $250 million notes due in March 2013 to a floating rate based on six-month LIBOR. The changes in fair value of the interest rate swap agreements are marked-to-market through income together with the offsetting changes in fair value of the underlying notes using the short cut method of measuring effectiveness. As a result, the carrying amounts of both the interest rate swap agreements and the notes decreased by $1 million at September 30, 2007.

In March of 2007, we retired our €160 million of 6.0% notes upon maturity and early retired, at par, $19 million of 8.74% notes. We also issued €175 million of 4.50% Private Placement Senior Notes due March 9, 2014 with interest payable semi-annually in March and September at a rate of 4.50% annually.
In September 2005, we entered into a LIBOR rate lock agreement to hedge against changes in long-term interest rates in anticipation of the Euro debt issuance discussed above. This lock agreement was designated as a cash flow hedge to mitigate exposure to interest rate fluctuations which would impact semi-annual interest payments. In conjunction with the issuance of the debt, the interest rate lock agreement was settled resulting in the receipt by us of approximately $11 million from the counterparty. Since the hedge was deemed effective the $7 million after-tax gain was recorded in accumulated other comprehensive income (loss) and will be amortized to interest expense over the life of the €175 million notes due in March 2014.
As of September 30, 2007, we had $47 million in commercial paper outstanding.
NOTE 8: Accelerated Share Repurchase
On September 10, 2007, we entered into an accelerated share repurchase agreement (ASR) with Goldman, Sachs & Co. (Goldman Sachs) pursuant to which we paid $1 billion to Goldman Sachs and received approximately 16.2 million of shares of our common stock on September 11, 2007. During the succeeding five to nine-month period, Goldman Sachs is expected to purchase an equivalent number of shares under the terms of the ASR. At the end of the ASR’s term, which is expected to last no longer than nine months, we may receive from, or be required to pay to Goldman Sachs a price adjustment based upon the volume weighted-average price of our common stock during the period Goldman Sachs purchases the equivalent number of shares, less a discount. The price adjustment may be settled in shares of our common stock or cash, at our option. The price adjustment is accounted for as an equity instrument and changes in its fair value are not recorded. If the volume weighted-average price of our common stock price from September 10, 2007 through the end of the term of the repurchase agreement remains at the volume weighted-average price through September 30, 2007, then Goldman Sachs would owe us approximately 2.6 million additional shares.
NOTE 9: Comprehensive Income
The components of comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2007	2006	2007	2006

Net earnings	$129	$186	$481	$559
Other comprehensive income:
Current period changes in fair value of derivative instruments qualifying as hedges, net of $2, $0, $0, and $(1), of income taxes, respectively	(4)	—	(1)	1
Reclassification to earnings of derivative instruments qualifying as hedges, net of $1, $2, $2, and $3 of income taxes, respectively	(2)	(3)	(4)	(6)
Cumulative translation adjustment, net of $(16), $9, $(17), and $2 of income taxes, respectively	11	(5)	11	27
Pension and postretirement benefit adjustments, net of $(2), $0, $(8), and $0 of income taxes, respectively	6	—	22	1

Total comprehensive income	$140	$178	$509	$582

NOTE 10: Earnings from Continuing Operations per Share
The difference in common shares outstanding used in the calculation of basic and diluted earnings from continuing operations per common share is primarily due to the effect of stock options and non-vested restricted stock as reflected in the reconciliations that follow:

	Three Months Ended September 30,			Nine Months Ended September 30,
	Earnings			Earnings
	from			from
	continuing			continuing
(in millions,except per share	operations	Shares	Per Share	operations	Shares	Per Share
amount)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

2007
Net earnings from continuing operations available to stockholders (Basic)	$129	206.8	$0.62	$480	212.1	$2.26
Dilutive effect of options and non-vested restricted stock (1)	—	3.3	(0.01)	—	3.2	(0.03)

Diluted earnings from continuing operations per share	$129	210.1	$0.61	$480	215.3	$2.23

2006
Net earnings from continuing operations available to stockholders (Basic)	$189	217.6	$0.87	$588	219.5	$2.68
Dilutive effect of options and non-vested restricted stock (1)	—	2.0	(0.01)	—	2.2	(0.03)

Diluted earnings from continuing operations per share	$189	219.6	$0.86	$588	221.7	$2.65

(1)	For the three months ended September 30, 2006, 1.4 million shares, and for the nine months ended September 30, 2007 and 2006, .3 million and 1 million shares were excluded from the calculation of diluted earnings per share as the exercise price of the stock options was greater than the average market price.

NOTE 11: Pensions and Other Postretirement Benefits
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
Estimated Components of Net Periodic Cost

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(in millions)	2007	2006	2007	2006	2007	2006	2007	2006
| | | | | | | |
Service cost	$21	$19	$62	$58	$2	$1	$4	$4
Interest cost	37	35	108	102	6	6	19	19
Expected return on plan assets	(47)	(40)	(140)	(119)	(1)	—	(2)	(1)
Amortization of prior service cost	—	—	1	2	(1)	—	(2)	(1)
Amortization of net loss	7	11	18	32	1	1	2	1

	$18	$25	$49	$75	$7	$8	$21	$22
Pension judgment	65	—	65	—	—	—	—	—
Recognized settlement gain	—	—	(1)	—	—	—	—	—
Recognized curtailment gain	(1)	—	(1)	—	—	—	—	—

Net periodic benefit cost	$82	$25	$112	$75	$7	$8	$21	$22

Included in the third quarter and first nine months of 2007 is a pre-tax non-cash charge of $65 million ($42 million after-tax) relating to a decision rendered by the Seventh Circuit Court of Appeal’s on August 14, 2007, affirming an Indiana Federal District Court’s decision that participants in the Rohm and Haas Pension Plan who elected a lump sum benefit during a class period have the right to a cost-of-living adjustment (“COLA”) as part of their retirement benefit. See Note 14 for further discussion.
During the three months and nine months ended September 30, 2007, we contributed approximately $22 million and $70 million, respectively, to our qualified and non-qualified pension and postretirement benefit plans. We anticipate making full-year contributions of approximately $90 million this year, which consist of $40 million to our foreign qualified pension plans, $10 million to our non-qualified pension plans, and $40 million to our postretirement benefit plans.

NOTE 12: Inventories
Inventories consist of the following:

(in millions)	September 30, 2007	December 31, 2006

Finished products	$542	$517
Work in process	266	301
Raw materials	120	121
Supplies	47	45

Total	$975	$984

NOTE 13: Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2007, by business segment, are as follows:

	Paint	Packaging
	and	and		Specialty	Electronic	Performance
	Coatings	Building	Primary	Materials	Materials	Materials
(in millions)	Materials	Materials	Materials	Group	Group	Group	Salt	Total

Balance as of January 1, 2007	$63	$517	$29	$609	$368	$241	$323	$1,541
Goodwill related to acquisitions (1)	—	—	—	—	6	—	—	6
Goodwill related to divestitures (2)	—	—	—	—	—	(4)	—	(4)
Currency effects (3)	2	7	—	9	—	9	4	22

Balance as of September 30, 2007	$65	$524	$29	$618	$374	$246	$327	$1,565

(1)	Goodwill related to acquisitions is due to the following: $6 million- Electronic Materials Group – buyback of additional shares of Rodel.

(2)	Goodwill related to divestitures is due to the following: $4 million- Performance Materials- related to the sale of Floralife® in 2007.

(3)	Certain goodwill amounts are denominated in foreign currencies and are translated using the appropriate U.S. dollar exchange rate.

Intangible Assets
The following table provides information regarding changes to our finite-lived intangible assets, subject to amortization, and indefinite-lived intangible assets, which are not subject to amortization.
Gross Asset Value

	Finite Lived				Indefinite Lived
				Patents,
	Developed	Customer		Licenses &
(in millions)	Technology	Lists	Tradename	Other	Strategic	Tradename	Total

Balance as of January 1, 2007	$398	$881	$141	$172	$75	$329	$1,996
Currency effects (1)	6	19	2	—	9	6	42
Acquisitions(2)	8	—	—	1	—	—	9
Divestitures(3)	(2)	(12)	(2)	(1)	—	(1)	(18)

Balance as of September 30, 2007	$410	$888	$141	$172	$84	$334	$2,029

Accumulated Amortization

	Finite Lived				Indefinite Lived
				Patents,
	Developed	Customer		Licenses &
(in millions)	Technology	Lists	Tradename	Other	Strategic	Tradename	Total

Balance as of January 1, 2007	$(176)	$(170)	$(33)	$(104)	$(5)	$(21)	$(509)
Expense	(19)	(14)	(5)	(4)	—	—	(42)
Currency effects (1)	(3)	(5)	—	—	—	—	(8)
Divestitures(3)	1	3	3	—	—	—	7

Balance as of September 30, 2007	$(197)	$(186)	$(35)	$(108)	$(5)	$(21)	$(552)

Net Book Value	$213	$702	$106	$64	$79	$313	$1,477

(1)	Certain intangible assets are denominated in foreign currencies and are translated using the appropriate U.S. dollar exchange rate.

(2)	Finite-lived intangible assets increased by $9 million as a result of our acquisition of the Kodak Light Management Films technology business, in June of 2007. See Note 3 for further discussion of this acquisition.

(3)	Divestiture relates to the sale of a Digital Imaging business line in the Paint and Coatings Materials segment and Floralife® assets in the Performance Materials segment.
Amortization expense for finite-lived intangible assets was $14 million and $42 million for the three and nine months ended September 30, 2007, respectively and $15 million and $42 million for the three and nine months ended September 30, 2006, respectively. Amortization expense is estimated to be approximately $56 million for the full 2007 year and for each of the subsequent four years.
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
Reserves for environmental remediation that we believe to be probable and estimable are recorded appropriately as current and long-term liabilities in the Consolidated Balance Sheets. The reserves for remediation were $153 million at September 30, 2007 and $141 million at December 31, 2006. The amounts charged to earnings for environmental remediation and related charges were $18 million and $32 million for the three and nine months ended September 30, 2007, respectively, and $11 million and $19 million for the three and nine months ended September 30, 2006, respectively, and are recorded as cost of goods sold in the Consolidated Statements of Operations.
In addition to accrued environmental liabilities, there are costs which have not met the definition of probable, and accordingly, are not recorded in the Consolidated Balance Sheets. We have identified reasonably possible loss contingencies related to environmental matters of approximately $124 million and $120 million at September 30, 2007 and December 31, 2006, respectively.
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
With regard to Berry’s Creek, and the surrounding wetlands, the EPA has issued letters to over 150 PRPs for performance of a broad scope investigation of risks posed by contamination in Berry’s Creek. Performance of this study is expected to take at least six years to complete once begun. The PRPs have formed a representative group of over 100 PRPs, and have hired common counsel and a consultant to negotiate with the EPA. The PRPs have reached an agreement with EPA to perform a preliminary study to provide background information before the larger study is conducted. Today, there is much uncertainty as to what will be required to address Berry’s Creek, but investigation and clean-up costs, as well as potential resource damage assessments, could be very high and our share of these costs could possibly be material to the results of our operations, cash flows and consolidated financial position.
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
Rohm and Haas is a PRP at this Camden, New Jersey former drum recycling site. We are participating in a PRP group to address cost allocation and technical issues. U.S. EPA Region 2 issued a Record of Decision in 2005. The project is divided into two phases: Phase I will involve soil remediation and groundwater monitoring. Phase II will address groundwater remediation and institutional controls.

Rohm and Haas and other PRPs are entering into a Consent Decree for performance of Phase I of the remedy. Additionally, the Consent Decree resolves the claims of the U.S. EPA and the claims of the New Jersey Department of Environmental Protection (“NJDEP”) for past costs and natural resources damages.
➢	Groundwater Treatment and Monitoring
Major remediation for certain sites, such as Kramer, Whitmoyer, Woodlands and Goose Farm has been completed. We are continuing groundwater remediation and monitoring programs. Reserves for these costs have been established.
➢	Manufacturing Sites
We also have accruals for enforcement and corrective action programs under environmental laws at several of our manufacturing sites. The more significant of these accruals for corrective action, in addition to those presented above, have been recorded for the following sites: Bristol, Pennsylvania; Philadelphia, Pennsylvania; Houston, Texas; Louisville, Kentucky; Ringwood, Illinois; Apizaco, Mexico; Jacarei, Brazil; Jarrow, U.K.; Lauterbourg, France; and Mozzanica, Italy. We are currently in negotiations with the U.S. EPA to resolve an enforcement matter at the Louisville plant.
Insurance Litigation
We have actively pursued lawsuits over insurance coverage for certain environmental liabilities. It is our practice to reflect environmental insurance recoveries in the results of operations for the quarter in which the litigation is resolved through settlement or other appropriate legal processes. These resolutions typically resolve coverage for both past and future environmental spending and involve the “buy back” of the policies and have been included in cost of goods sold. In addition, litigation is pending regarding insurance coverage for certain Ringwood plant environmental lawsuits.
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
In April 2006 and thereafter, lawsuits were filed against Rohm and Haas claiming that the Company’s Ringwood, Illinois plant contaminated groundwater and air that allegedly reached properties a mile south of the plant site. Also sued was the owner of a plant site neighboring our facility. An action brought in federal court in Philadelphia, Pennsylvania, seeks certification of a class comprised of the owners and residents of about 500 homes in McCullom Lake Village, seeking medical monitoring and compensation for alleged property value diminution, among other things. In addition, lawsuits were filed in the Philadelphia Court of Common Pleas by twenty-one individuals who claim that contamination from the plants has resulted in tumors (primarily of the brain) and one individual whose claims relate to cirrhosis of the liver. We believe that these lawsuits are without merit.

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
In late January 2006, Morton Salt was served with a Grand Jury subpoena in connection with an investigation by the Department of Justice (“DOJ”) into possible antitrust law violations in the “industrial salt” business. On August 22, 2007, we received a letter from the DOJ advising that the documents we submitted as part of the investigation were being returned to us. This is the typical manner in which the DOJ signals that it is terminating its investigation, and neither Morton Salt nor any Morton Salt employee has been charged with or implicated in any wrongdoing. This matter is now closed.
On December 22, 2005, a federal judge in Indiana issued a decision purporting to grant a class of participants in the Rohm and Haas pension plan the right to a cost-of-living adjustment (“COLA”) as part of the retirement benefit for those who elect a lump sum benefit. The decision contravenes the plain language of the plan, which clearly and expressly excludes a discretionary COLA for participants who elect a lump sum benefit. On August 14, 2007, the Seventh Circuit Court of Appeals rendered a decision affirming the Indiana Federal District Court’s decision that participants in the Rohm and Haas Pension Plan who elected a lump sum benefit during a class period have the right to a cost-of-living adjustment (“COLA”) as part of their retirement benefit. If this decision stands, the pension trust would be required to pay these COLA benefits and we will take appropriate steps to modify the plan to ensure pension expense will not increase. Due to the funded status of the Rohm and Haas Pension Plan, we do not believe we will have any requirement to currently fund our plan as a result of this decision.
In accordance with Financial Accounting Standards Board No. 5 (FAS 5) “Accounting for Contingencies,” we have recorded a charge in the third quarter of $65 million ($42 million after-tax) to recognize the estimated potential impact of this decision to our long term pension plan obligations. There are a number of issues yet to be addressed by the court, and were those issues to be decided against the Pension Plan, it is reasonably possible that we would need to record an additional charge of up to $25 million.
In August 2005, a class-action complaint seeking medical monitoring was filed in the Philadelphia Court of Common Pleas relating to brain cancer incidence among employees who worked at our Spring House, Pennsylvania research facility. In April 2006, the court dismissed this case as barred by Pennsylvania Workers’ Compensation Law and the dismissal was affirmed by the Superior Court in August 2007. An action filed by the plaintiff in the Commonwealth Court was also dismissed in June 2007, with the finding by the Court that Workers’ Compensation does not allow a class-action procedure but that the plaintiff could proceed with an individual worker’s compensation petition to have a determination of his claim. In addition, two separate actions filed on behalf of individuals in the Court of Common Pleas are now stayed pending the outcome of workers’ compensation proceedings. Our ongoing epidemiological studies have not found an association between anything in the Spring House workplace and brain cancer.
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
Within the following discussion, unless otherwise stated, “three month period” and “nine month period” refers to the three and nine months ended September 30, 2007, and “prior period” refers to comparisons with the corresponding period in the previous year.
Forward-Looking Information
This document contains forward-looking information so that investors will have a better understanding of our future prospects and make informed investment decisions. Forward-looking statements within the context of the Private Securities Litigation Reform Act of 1995 include statements anticipating future growth in sales, cost of sales, earnings, selling and administrative expense, research and development expense and cash flows. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” and similar language to describe prospects for future operations or financial condition identify such forward-looking statements. Forward-looking statements are based on management’s assessment of current trends and circumstances, which may be susceptible to uncertainty, change or any other unforeseen development. Results could differ materially depending on such factors as changes in business climate, economic and competitive uncertainties, the cost of raw materials, natural gas, and other energy sources and the ability to achieve price increases to offset such cost increases, foreign exchange rates, interest rates, acquisitions or divestitures, risks in developing new products and technologies, risks of doing business in rapidly developing economies, the impact of new accounting standards, assessments for asset impairments, the impact of tax and other legislation and regulation in the jurisdictions in which we operate, changes in business strategies, manufacturing outages or the unanticipated costs of complying with environmental and safety regulations. As appropriate, additional factors are described in our 2006 annual report filed on Form 10-K with the SEC on February 28, 2007 and updated on Form 8-K dated July 11, 2007, for the year ended December 31, 2006. We are under no obligation to update or alter our forward-looking statements, as a result of new information, future events or otherwise.
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
In October 2006, we announced an evolution in our operating strategy, which we refer to as Vision 2010. The primary goal of Vision 2010 is to accelerate value creation. The key elements of this strategy are:
•	Position Our Portfolio For Accelerated Growth — by leveraging our integrated acrylic monomer and polymer chain; accelerating investment in the Electronic Materials Group; creating or expanding platforms that address the growing needs in food, health, water, energy, and other areas in the developed and developing worlds; and supplementing our organic growth with highly selective acquisitions of a “bolt-on” nature, which bring a technology or geographic supplement to our core businesses or provide a new growth platform for the company.

•	Build Value-Creating Business Models in Rapidly Developing Economies— through customizing products closer to customers; finding solutions that are affordable and meet local requirements; organizing in a manner that enables rapid decision-making; investing in local talent; and building plant facilities that can compete effectively with local and regional players as well as multinational players.

•	Innovate with a Market / Customer Focus — by increasingly shifting the focus and delivery of technology programs closer to the customer, driving to faster and more tailored output.

•	Drive Operational Excellence / Continuous Improvement — by maintaining conversion costs at the same absolute level, offsetting any inflation with productivity improvement; building more capital-efficient plants in Rapidly Developing Economies; continuing to optimize our global footprint; and increasing global sourcing, especially from low-cost countries.

•	Deploy Right Talent in Right Places — by ensuring that leadership talent with the right depth and breadth is in place to drive the profitable growth of our businesses through shifting deployment of more key leaders to locations outside the U.S. and continuing to drive the nurturing and development of our global workforce.
Complementing this operating strategy is a financial strategy aimed at providing sustained stockholder returns while providing the needed financial flexibility to support growth. Our financial strategy has three core elements:
•	Disciplined deployment of our operating cash flow — We generated $840 million and $947 million in cash from operating activities during 2006 and 2005, respectively, and we expect to generate between $900 million and $1 billion during 2007. We plan to deploy this cash to enhance stockholder value through higher dividends, strategic investments in our core businesses and technologies, highly selective acquisitions, and share repurchases, as appropriate.

•	Leveraging our balance sheet — Through the second quarter of 2007, our policy was to maintain credit ratios consistent with an “A” rating. Effective with the beginning of the third quarter of 2007, we have shifted away from targeting a specific credit rating. Rather, we intend to manage our debt levels in a manner consistent with maintaining investment grade quality ratios that are supported by our strong capability to generate cash from operating activities throughout the business cycle. Within these parameters, we will use our balance sheet to further enhance stockholder value. Having determined that sufficient cash is expected to be generated from operating activities to support at least $1 billion in additional debt, we issued new debt during the third quarter to fund our announced $1 billion accelerated share repurchase. We believe that we continue to retain the financial flexibility needed to support our Vision 2010 strategy, despite the issuance of this new debt.

•	Continued evaluation of and adjustment to our portfolio of businesses — We regularly evaluate the performance and strategic fit of our portfolio of businesses relative to our operating strategy and financial targets. If a business is identified as non-performing and/or non-strategic, we will evaluate options for that business with the intent of maximizing stockholder value.
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
Summary of Financial Results
In the third quarter of 2007, we reported sales of $2,204 million, a 7% increase over $2,065 million reported in the third quarter of 2006, reflecting higher demand, favorable currencies, and higher selling prices. Gross profit of $614 million in the quarter was 2% higher than the same period in 2006 and gross profit margin in the quarter was 28%, slightly lower than the 29% achieved in the prior year period. The decrease was due to higher operating costs at the Houston, Texas plant and higher raw material costs, which were partially offset by strong global demand, favorable currencies, and increased selling prices. Selling and administrative expenses increased 2% versus the third quarter of 2006, largely reflecting the negative impact of currencies and the establishment of the European Headquarters in Switzerland. Research and development expense for the quarter was $72 million, up 4% from the prior year period, reflecting continued funding of research and development efforts in the key strategic growth areas for the Electronic Materials Group. This quarter’s results also include $18 million in restructuring and asset impairment charges, as well as the recognition of the estimated impact from a one-time pension plan charge of $65 million ($42 million after-tax). Income tax expense for the quarter was $36 million reflecting an effective tax rate of 21.4% versus 26.4% in the prior period. In the third quarter of 2007, we reported earnings from continuing operations of $129 million, or $0.61 per share, as compared to $189 million, or $0.86 per share in the third quarter of 2006.
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
Our most significant reserves are those that have been established for remediation and restoration costs associated with environmental issues. As of September 30, 2007, we have $153 million reserved for environmental-related costs. We conduct studies and site surveys to determine the extent of environmental contamination and necessary remediation. With the expertise of our environmental engineers and legal counsel, we determine our best estimates for remediation and restoration costs. These estimates are based on forecasts of future costs for remediation and change periodically as additional and better information becomes available. Changes to assumptions and considerations used to calculate remediation reserves could materially affect our results of operations or financial position. If we determine that the scope of remediation is broader than originally planned, discover new contamination, discover previously unknown sites or become subject to related personal injury or property damage claims, our estimates and assumptions could materially change.
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

	2007	2006

Risk free rate of return	5.1%	5.3%
Cost of debt	6.7%	7.6%
Market risk premium	4.0%	4.0%
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
➢ Pension and Other Employee Benefits
Certain assumptions are used to measure plan obligations and related assets of company-sponsored defined benefit pension plans, postretirement benefits, post-employment benefits (e.g., medical, disability) and other employee liabilities. Plan obligations and annual expense calculations are based on a number of key assumptions. These assumptions include the weighted-average discount rate at which obligations can be effectively settled, the anticipated rate of future increases in compensation levels, the expected long-term rate of return on assets, increases or trends in health care costs and estimated mortality. We use independent actuaries to assist us in preparing these calculations and determining these assumptions. We believe that the current assumptions used to estimate plan obligations and annual expense are appropriate in the current economic environment. However, if economic conditions change, we may be inclined to change some of our assumptions, and the resulting change could have a material impact on the consolidated statements of operations and on the balance sheets. The weighted-average discount rate and the estimated return on plan assets used in our determination of pension expense is as follows:

	2007		2006

	U.S.	Non-U.S.	U.S.	Non-U.S.

Discount rate	5.90%	5.00%	5.70%	4.77%
Estimated return on plan assets	8.50%	6.73%	8.50%	6.97%

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

SEPTEMBER 30, 2007 VERSUS SEPTEMBER 30, 2006 — CONSOLIDATED
Net Sales and Gross Profit
In the three months ended September 30, 2007, we reported consolidated net sales of $2,204 million, an increase of 7% or $139 million from prior period net sales of $2,065 million. In the nine months ended September 30, 2007, we reported consolidated net sales of $6,554 million, an increase of 6% and $350 million from prior period net sales of $6,204 million. These increases are primarily driven by higher demand, favorable currencies and higher selling prices as reflected below.

	Three months ended	Nine months ended
Sales Change September 30, 2007 versus 2006%		%

Demand	4	3
Currency	2	2
Price	1	1

Total change	7	6

Our gross profit for the third quarter of 2007 was $614 million, an increase of 2% or $10 million from $604 million in the third quarter of 2006. Gross profit margin decreased to 28% from 29% in the third quarter of 2006. Our gross profit for the nine months ended September 30, 2007 was $1,827 million, a decrease of 3% or $53 million from $1,880 million in the prior year period. These decreases reflect higher operating costs related to the Houston, Texas plant and higher raw material costs, which were partially offset by stronger demand, favorable currencies and selling price increases.
Selling and Administrative Expense
In the third quarter of 2007, selling and administrative expenses were $256 million, an increase of 2% or $5 million from $251 million in the prior year period, reflecting the negative impact of currencies and the establishment of the European Headquarters in Switzerland. As a percent of sales, selling and administrative expenses were down slightly versus the same period in 2006.
In the nine months ended September 30, 2007, selling and administrative expenses were $793 million, an increase of $36 million from $757 million in the prior year period and relatively flat as a percentage of sales. The increases reflect increased spending to support growth initiatives, costs related to the establishment of the European Headquarters, and the negative impact of currencies.
Research and Development Expense
Research and development expense for the third quarter of 2007 was $72 million, up approximately 4% from $69 million in the third quarter of 2006. The increase in research and development spending relates to growth initiatives in the Electronic Materials Group.
In the nine months ended September 30, 2007, research and development expense was $213 million, an increase of 2% or $5 million from $208 million in the prior year period. The focus of our research and development expense continues to be in the Electronic Materials, Paint and Coatings Materials and Performance Materials segments.
Interest Expense
Interest expense for the third quarter of 2007 was $30 million, up 43% from $21 million in the prior year period. Interest expense for the nine months ended September 30, 2007 was $77 million, an increase of 5%, or $4 million from $73 million in the prior year period. The increase is attributable to higher interest rates and the issuance of new debt in September 2007 to fund a $1 billion accelerated share repurchase.
Amortization of Finite-lived Intangible Assets
Amortization of finite-lived assets was $14 million for the current quarter down slightly from prior year period. Amortization of finite-lived intangible assets was $42 million for the nine months ended September 30, 2007, consistent with the prior year period.

Restructuring and Asset Impairments
In the third quarter of 2007, we recorded approximately $15 million of expense for severance and associated employee benefit charges primarily related to our digital imaging business, manufacturing efficiencies broadly dispersed across several major business segments, a small repositioning of research and development positions to faster growth regions outside North America, as well as efficiencies in administrative and business service operations. This was partially offset by a $2 million favorable adjustment relating to 2006 initiatives. In addition, we recorded $5 million of asset impairment charges related to our digital imaging business line.
For the nine months ended September 30, 2007, we recorded approximately $12 million of expense for severance and associated employee benefits, $1 million of benefit for contract lease obligations and $17 million of net asset impairment charges. These impairments include the $5 million impairment of our digital imaging business line, $13 million write-off of our investment in Elemica, an online chemicals e-marketplace, and the $3 million write-off of in-process research and development relating to the Eastman Kodak Company Light Management Films business acquisition, partially offset by a $4 million gain on the sale of real estate previously written down.
In the third quarter of 2006, we recorded approximately $4 million of expense for severance and associated employee benefit charges primarily related to our North American support services. In addition, we recorded $2 million for contract lease obligations associated with a restructuring initiative announced in the forth quarter of 2005.
In the nine months ended September 30, 2006, we recorded $5 million of expense for severance and associated employee benefits and $2 million for contract lease obligations associated with a restructuring initiative announced in the fourth quarter of 2005. In addition, in the first quarter of 2006, we recognized $3 million of fixed asset impairment charges associated with the restructuring of our global Graphic Arts business.
Pension Judgment
As discussed in Note 14, we have recorded a non-cash charge in the third quarter of $65 million ($42 million after-tax) to recognize the estimated potential impact of a court decision related to cost of living adjustments on our long term pension plan obligations.
Share of Affiliate Earnings, net
Affiliate net earnings for the three months ended September 30, 2007 were $6 million, an increase of $4 million in comparison to $2 million for the prior year. For the nine months ended September 30, 2007, affiliate earnings increased $10 million to $17 million from $7 million at September 30, 2006. The increases are primarily due to Viance, the new wood joint venture in our Performance Materials Group. The Viance joint venture is 50% owned by Rohm and Haas Company and 50% owned by Chemical Specialties, Inc., a wholly owned subsidiary of Rockwood Holdings, Inc.
Other (Income), net
Other income for the three months ended September 30, 2007 was $3 million, in comparison to $17 million in the prior year period. The decrease was mostly attributable to a decrease in interest and investment income, as well as a reduction of gains from the sale of fixed assets.
In the nine months ended September 30, 2007, other income, net was $32 million as compared to $33 million in the prior year period. This decrease was primarily due to lower interest and investment income and tolling income, a reduction in gains from the sale of fixed assets partially offset by a significant reduction in currency losses.
Effective Tax Rate
We recorded a provision for income tax expense of $36 million for the third quarter of 2007, reflecting an effective tax rate from continuing operations of 21.4% compared to a 26.4% effective rate for earnings in 2006. For the nine months ended September 30, 2007, we recorded a provision for income tax expense of $168 million, reflecting an effective tax rate from continuing operations of 25.5%

compared to a 28.0% effective rate for earnings in the prior year period. The decrease in the rate is mainly due to lower taxes on foreign earnings and the tax benefit associated with a one-time pension charge. We expect the full year effective tax rate from continuing operations to be near 26%.
Minority Interest
In the third quarter of 2007, we reported minority interest of $3 million, consistent with the prior year period. In the nine months ended September 30, 2007, we reported minority interest of $10 million, consistent with the prior year. The majority of our minority interest relates to a consolidated joint venture recorded in our Electronic Materials Group reporting segment, as well as smaller consolidated joint ventures in our Specialty Materials Group.
Loss from Discontinued Operation
As discussed in Note 3 to the Consolidated Financial Statements, in the second quarter of 2007, we completed the sale of our European Automotive Coatings business within our former Coatings business segment. The results of the business for all periods presented are reported as a discontinued operation.
For the nine months ended September 30, 2007, we reported a gain of $1 million, after taxes, related to our discontinued operation, as compared to an after-tax loss of $29 million for nine months ended September 30, 2006. The 2006 loss includes $31 million, after-tax, attributable to the recognition of certain deferred tax liabilities as well as the impairment of certain intangible and fixed assets, triggered by the decision to sell the business, offset by $2 million in after-tax income from the Automotive Coatings operations.

SEPTEMBER 30, 2007 VERSUS SEPTEMBER 30, 2006 — BY BUSINESS SEGMENT
Net Sales by Business Segment and Region

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,

	2007	2006	2007	2006

Business Segment
Paint and Coatings Materials	$570	$548	$1,652	$1,612
Packaging and Building Materials	460	443	1,373	1,353
Primary Materials	542	516	1,584	1,505
Elimination of Intersegment Sales	(297)	(296)	(860)	(866)

Specialty Materials Group	$1,275	$1,211	$3,749	$3,604
Electronic Materials Group	442	402	1,227	1,169
Performance Materials Group	296	278	882	834
Salt	191	174	696	597

Total net sales	$2,204	$2,065	$6,554	$6,204

Customer Location
North America	$1,039	$1,042	$3,180	$3,206
Europe	549	507	1,691	1,520
Asia-Pacific	515	427	1,408	1,232
Latin America	101	89	275	246

Total net sales	$2,204	$2,065	$6,554	$6,204

Earnings (Loss) from Continuing Operations by Business Segment (1,2,3)

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,

	2007	2006	2007	2006

Business Segment
Paint and Coatings Materials	$72	$72	$201	$210
Packaging and Building Materials	32	33	96	109
Primary Materials	18	32	65	123

Specialty Materials Group	$122	$137	$362	$442
Electronic Materials Group	72	64	201	179
Performance Materials Group	24	20	64	54
Salt	8	4	45	24
Corporate (3)	(97)	(36)	(192)	(111)

Total net earnings from continuing operations	$129	$189	$480	$588

1.	Earnings (loss) for all segments except Corporate were tax effected using our overall consolidated effective tax rate excluding certain discrete items.

2.	In the first quarter of 2007, we changed the methodology for allocating shared service costs across all business units to a simpler methodology we believe will provide improved management reporting. Also in the first quarter of 2007, we moved to a simpler transfer pricing methodology which is intended to reduce volatility in earnings on internal sales and more accurately represent where value is created in our integrated acrylic chain businesses. We have reclassified our 2006 results to conform to these changes.

3.	Corporate includes certain corporate governance costs, interest income and expense, environmental remediation expense, insurance recoveries, exploratory research and development expense, currency gains and losses, any unallocated portion of shared services, certain discrete tax items and other infrequently occurring items. Results for the three and nine months ended September 30, 2007 include $65 million ($42 million after-tax) for the pension charge recorded in the third quarter of 2007.

Provision for Restructuring and Asset Impairment by Business Segment

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
	2007	2006	2007	2006
Business Segment
Paint and Coatings Materials	$2	$1	$2	$1
Packaging and Building Materials	1	—	2	5
Primary Materials	—	—	—	—

Specialty Materials Group	$3	$1	$4	$6
Electronic Materials Group	3	—	—	(1)
Performance Materials Group	11	2	10	2
Salt	—	1	—	1
Corporate	1	2	14	2

Total	$18	$6	$28	$10

Specialty Materials Group
The Specialty Materials Group is comprised of three business units and represents the majority of the company’s chemical business, serving a broad range of end-use markets.
Overall sales for the Specialty Materials Group (after elimination of intersegment sales) were $1,275 million in the third quarter of 2007, an increase of 5%, or $64 million, from third quarter 2006 sales of $1,211 million. Sluggish demand in North America, driven by continued weakness in building and construction markets, was more than offset by strong demand in all other regions, particularly in Rapidly Developing Economies, as well as favorable currencies. Year-to-date 2007 sales for this Group were $3,749 million, an increase of $145 million or 4% from 2006 sales of $3,604 million. The increase reflects the favorable impacts of currency and robust demand outside North America, which more than offset the continued weakness in the U.S. building and construction markets.
Earnings for this Group were $122 million in the third quarter, down 11% from the third quarter of 2006, largely due to higher manufacturing and raw materials costs and lower pricing on third-party monomer sales. This was partially offset by favorable currencies and strong demand outside North America, with robust demand in the Asia Pacific and Latin American regions. Earnings for this Group declined 18% in comparison to the nine months ended September 30, 2006, because the favorable impacts of currency were more than offset by the unanticipated operating costs at the Houston, Texas facility and the impact of higher raw material costs.
The results for the Specialty Materials Group are reported under three separate reportable segments as follows:

Paint and Coatings Materials
Third quarter and Year-to-Date Net Sales (in millions)
Third quarter net sales for the Paint and Coatings Materials business were $570 million, an increase of 4%, or $22 million, from third quarter 2006 sales of $548 million, due to strong demand growth in Western Europe and the Rapidly Developing Economies of China, Turkey, Southeast Asia and India, where the company has been successful in launching new products specifically targeted for unique market needs, as well as favorable currencies in Europe and Asia. Volumes in the U.S. for this business were down 1% in the third quarter compared with the prior-year period, reflecting softness in the housing related markets that was somewhat more unfavorable than anticipated.
Third quarter 2007 earnings of $72 million were flat compared to the same period in 2006 due to the impact of favorable currencies offset by the higher manufacturing costs associated with inventory management efforts.
In the nine months ended September 30, 2007, net sales for the Paint and Coatings Materials business were $1,652 million, an increase of 2%, or $40 million, from $1,612 million in sales from the same period in 2006. The increase is due to the favorable impact of currencies and higher demand, sustained across all regions, other than North America, which more than offset the slowed demand in the U.S. The slowed demand in the U.S. was due to weakness in the architectural paint market reflecting the pronounced slowdown in home improvements as well as lower existing and new home sales.
Earnings for the nine months ended September 30, 2007 were $201 million, down from $210 million in 2006 as a result of higher raw material costs and lower demand in North America, which was only partially offset by demand growth in other regions and the favorable impact of currencies.

Packaging and Building Materials
Third quarter and Year-to-Date Net Sales (in millions)
In the third quarter of 2007, net sales for Packaging and Building Materials were $460 million, an increase of $17 million, or 4%, from net sales of $443 million in 2006. The increase reflects the impact of favorable currencies and pricing. Demand in the Rapidly Developing Economies of Asia, Eastern Europe and Latin America continued to demonstrate strong year-over-year growth; however, this growth was insufficient to cover the impact of weakening demand in Western Europe. Overall, demand in North America stabilized compared to earlier quarters, and was essentially flat versus last year, reflecting continued softness in the U.S. construction markets.
Earnings of $32 million in the third quarter of 2007 were down versus earnings of $33 million in the third quarter of 2006. The earnings decline largely reflects higher raw material prices — primarily for tin, styrene and acrylic feedstock. This increased pricing in raw materials was partially offset by higher selling prices and favorable currencies.
In the nine months ended September 30 2007, net sales for Packaging and Building Materials were $1,373 million, increasing 1% or $20 million, from net sales of $1,353 million in 2006. The increase reflects the impacts of favorable currencies and higher pricing, partially offset by lower demand. While Rapidly Developing Economies such as Asia, Eastern Europe and Latin America are showing strong growth year-over-year, economic softness in the U.S. building and construction markets and some soft spots in Western Europe partially offset the growth. The overall lower demand is mainly the result of softness in the vinyl siding and windows profile markets in North America that use our plastics additives products and paper products in Western Europe.
Earnings of $96 million were down versus earnings of $109 million for the nine months ended September 30, 2007 and 2006, respectively. 2006 results included a $3 million, after-tax, charge primarily for restructuring and other one-time costs related to our Graphic Arts business. The earnings decline reflects increased raw material costs and lower demand, partially offset by increased selling prices and favorable currencies.

Primary Materials
Third quarter and Year-to-Date Net Sales (in millions)
Third quarter 2007 net sales for Primary Materials were $542 million, an increase of 5%, or $26 million, over net sales for the prior year period of $516 million. Primary Materials results include sales to our internal downstream monomer-consuming businesses, along with sales to third-party customers of Merchant Monomers, Dispersants and Industrial and Household Polymers. Sales to third party customers increased 11% to $245 million in the third quarter of 2007 from $220 million in the prior period, due to higher volumes and the favorable impact of currencies, while third-party monomers pricing was lower, as anticipated. Sales to downstream Rohm and Haas specialty businesses were flat, reflecting softer North American business conditions for the downstream businesses.

	Three Months Ended
(in millions)	September 30,
	2007	2006

Total Sales	$542	$516
Elimination of Intersegment Sales	(297)	(296)

Third Party Sales	$245	$220

Earnings declined 44% to $18 million for the third quarter of 2007 from $32 million in the prior year period. Increased manufacturing costs due to operating difficulties at our Houston facility and lower third-party monomer pricing was somewhat offset by favorable currencies and higher volumes.
For the nine months ended September 30, 2007, net sales for Primary Materials were $1,584 million, up 5%, or $79 million over prior period net sales of $1,505 million. Primary Materials results include sales to our internal downstream monomer-consuming businesses, primarily Paint and Coatings Materials and Packaging and Building Materials, along with sales to third party customers of Merchant Monomers, Dispersants and Industrial and Household Polymers markets. Sales to third party customers increased 13% to $724 million in the nine months ended September 30, 2007 from $639 million in the prior period, primarily due favorable currencies and higher demand, offset slightly by lower pricing for monomers, as anticipated. Sales to downstream Rohm and Haas specialty businesses were 1% lower, due primarily to lower volumes reflecting the weak market conditions in the U.S.

	Nine Months Ended
(in millions)	September 30,
	2007	2006

Total Sales	$1,584	$1,505
Elimination of Intersegment Sales	(860)	(866)

Third Party Sales	$724	$639

Earnings of $65 million for the nine months ended September 30, 2007 decreased from $123 million in the prior period due to higher operating costs, higher raw materials costs, reduced demand mostly in North America from our downstream businesses, and lower selling prices to third party customers.
We continue to see the effects of an increase in the global monomer supply during 2007 as a result of new production facilities that have come on line. We expect this additional supply to continue to apply downward pressure on Primary Material’s pricing through the remainder of 2007.
Electronic Materials Group
Third quarter and Year-to-Date Net Sales (in millions)
Third quarter sales for the Electronic Materials Group were a record $442 million, up 10%, or $40 million, versus sales of $402 million in the prior year. Excluding precious metals pass-through sales, sales in the third quarter were up 12% compared to the prior year period and 10% versus the second quarter of 2007. A continued pick-up in semiconductor industry demand in Asia helped fuel double-digit sales gains there, while all of the businesses saw weaker year-over-year comparisons in North America. The businesses continued to deliver advanced technologies to meet the needs of a dynamic market. Sales of advanced technology product lines were up 13% versus the third quarter of 2006 and now account for approximately 42% of Electronic Materials sales.

Circuit Board Technologies sales grew 10% as compared to the same period last year, reflecting solid growth in Asia, offset by generally weak conditions in North America. Packaging and Finishing Technologies sales rose 4%, with Process sales up 10% versus the same period last year, partially offset by lower volumes of precious metal sales in North America. Sales from Semiconductor Technologies grew 12% for the quarter, reflecting strength in sales of Chemical Mechanical Planarization (CMP) pads and slurries as well as advanced photoresists and related products. Solid growth in Asia more than offset weaker demand in North America and Europe for semiconductor products.
Earnings of $72 million were up 13% from the $64 million earned in the prior year quarter. The increase was primarily due to increased demand, particularly in advanced technology product lines.
Net sales for the Electronic Materials Group reached $1,227 million in the nine months ended September 30, 2007, up 5%, or $58 million, versus sales of $1,169 million in the prior year. The increase is mainly attributable to increased demand, particularly in Asia where there was a pick-up in the semiconductor industry, which was partially offset by weaker demand in other regions versus the prior year period. The businesses continue to deliver innovative technologies to meet the needs of a dynamic market. Sales in advanced technology product lines were up 10% versus the same period in 2006.
For the nine months ended September 30, 2007, Circuit Board Technologies sales grew 4% as solid growth in Asia more than offset weaker demand in North America and Europe. Packaging and Finishing Technologies sales were down 2% versus the same nine month period in the prior year due to lower volumes of precious metal sales in North America; however, Process sales were up 6% over the same period in 2006. Sales from Semiconductor Technologies grew 8% over the prior year period, reflecting continued strength in sales of Chemical Mechanical Planarization (CMP) pads and slurries as well as advanced photoresists and related products.
Earnings for the nine months ended September 30, 2007 of $201 million were up 12% from the $179 million earned in the nine months ended September 30, 2006, reflecting increased demand, particularly in the advanced technology product lines.

Performance Materials Group
Third quarter and Year-to-Date Net Sales (in millions)
Net sales for the Performance Materials Group reached $296 million in the third quarter 2007, an increase of 6%, or $18 million, versus sales of $278 million in 2006. The increase was due to favorable currencies, the impact of price increases, as well as stronger demand in the European Region.
Net sales for Process Chemicals and Biocides were $184 million, an increase of 7%, or $12 million over third quarter 2006 sales with demand for ion exchange resins strong across all regions and markets. In the Rapidly Developing Economies, particularly Central and Eastern Europe and Turkey, the business saw increased demand in both the mining and industrial process markets. Net sales for Powder Coatings were $78 million, down 1% from the third quarter 2006, where lower demand was only partially offset by the favorable impacts of currencies and higher pricing. Net sales for AgroFresh and Advanced Materials, increased 25%, or $6 million, mainly driven by continued growth of the patented 1-MCP technology in AgroFresh and increased demand in Advanced Materials.
Earnings for Performance Materials for the three months ended September 30, 2007 were $24 million, 20%, or $4 million over the prior year period. This increase was due to increased demand, year-on-year improvement in Powder Coatings, higher selling prices and favorable currencies, the benefits of which were somewhat offset by increased restructuring charges. Third quarter 2007 earnings include $8 million after-tax impact of restructuring and asset impairment charges, mainly associated with exiting a Digital Imaging business line.
Net sales for the Performance Materials Group reached $882 million for the nine months ended September 30, 2007, an increase of 6%, or $48 million, versus sales of $834 million in 2006. Favorable currencies in Europe, coupled with stronger demand in the Asia Pacific and Latin American regions, more than offset overall economic weakness in North America.

Net sales for Process Chemicals and Biocides were $557 million, an increase of 6%, or $33 million over sales from the same nine month period in 2006. Increases in demand for ion exchange resins were strong across all regions and markets and only partially offset by weakness in the North America building and construction markets. In the Rapidly Developing Economies, particularly China and Central and Eastern Europe and Turkey, the business saw increased demand in the nutrition and mining markets. The business also realized solid growth in new markets segments, such as polymeric media for the emerging biodiesel market. Net sales for Powder Coatings were $251 million, an increase of 1%, or $2 million over sales from the same period in 2006. The sales increase was driven by the impact of favorable currencies and higher pricing, partially offset by weaker demand. Net sales for AgroFresh and Advanced Materials increased 26%, or $14 million, in comparison to prior year mainly driven by continued growth of the patented 1-MCP technology in AgroFresh.
Nine months 2007 earnings of $64 million include $7 million after-tax impact of restructuring and asset impairment charges, mainly associated with exiting a Digital Imaging business line. Absent prior year after-tax restructuring charges of $2 million, earnings increased $15 million, or 27% compared to the first nine months of 2006. The earnings increase is due to strong improvement over the prior year period in the Powder Coatings business and increased demand. 2007 results include additional investment in more advanced applications in ion exchange and biocides (such as bio-processing, advanced water treatment and microbial protection) and expansion of the ethylene management technology from our AgroFresh subsidiary (for additional high value applications in both horticultural and agronomic markets).

Salt
Third quarter and Year-to-Date Net Sales (in millions)
In the third quarter of 2007, net sales from Salt were $191 million, an increase of 10%, or $17 million, versus the third quarter of 2006 sales of $174 million. The sales revenue increase was a result of increased early-season demand for ice-control salt and other bulk products, improved product mix and pricing management in the industrial and consumer markets, as well as the impact of currencies.
Earnings for the quarter were $8 million, up from earnings of $4 million in 2006, largely the result of increased sales demand.
For the nine months ended September 30, 2007, net sales from Salt were $696 million, an increase of 17%, or $99 million, versus $597 million in sales for the same period of 2006. The sales revenue increase is the result of increased demand for ice-control salt and other bulk products as well as improved product line and pricing management in the industrial and consumer markets.
Earnings for the nine months ended September 30, 2007 were $45 million, an increase of 88% over the $24 million earned in 2006, in line with improved sales performance which offset increases in operating costs.

Corporate
Third quarter and Year-to-Date After-Tax Expenses (in millions)
Corporate expense of $97 million for the three months ended September 30, 2007, increased from $36 million in the prior year period primarily due to the recognition of the estimated impact from a one-time non-cash after tax pension charge of $42 million. Other factors contributing to the increase were higher non-recurring costs associated with establishing the European Headquarters in Switzerland, as well as higher interest expense due to higher interest rates and the issuance of $1.1 billion in new debt in September of 2007 to fund an accelerated share repurchase.
For the nine months ended September 30, 2007, Corporate expense was $192 million, $81 million higher than the $111 million for the same period in 2006. The increase is attributed to the pension charge discussed above, non-recurring costs associated with the establishment of the European Headquarters in Switzerland, the write-off of our investment in Elemica, an on-line chemicals marketplace, as well as an increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Early in the third quarter of 2007, both management and the board of directors re-evaluated our financial policies. Through the second quarter of 2007, our policy was to maintain credit ratios consistent with an “A” rating. Effective with the beginning of the third quarter of 2007, we have shifted away from targeting a specific credit rating. Rather, we intend to manage our debt levels in a manner consistent with maintaining investment grade quality ratios supported by our strong capability to generate cash from operating activities throughout the business cycle.
Having determined that sufficient cash is expected to be generated from operating activities to support at least $1 billion in additional debt, we issued new debt during the third quarter to support our announced $1 billion accelerated share repurchase. We believe that we continue to retain the financial flexibility needed to support our Vision 2010 strategy, despite the issuance of this new debt.
As of September 30, 2007, our company’s debt ratio (total debt in proportion to total debt plus stockholders’ equity) was 53%, up from 34% as of December 31, 2006, and cash from operating activities for the rolling twelve months ended September 30, 2007, was approximately 23% of our quarter-end debt (cash from operating activities in proportion to total debt). We expect to maintain our debt ratio at approximately 50%, and we expect cash from operating activities to exceed 30% of our debt. Maintenance of a strong balance sheet well-covered by our cash flows remains a key financial policy. We intend to employ a balanced approach to cash deployment that will enhance stockholder value through:
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
In the nine months ended September 30, 2007, our primary sources of cash were from the issuance of long-term debt, balances on hand and operating activities. Our principal uses of cash were share repurchases, capital expenditures and dividends. These are summarized in the table below:

	Nine Months ended
	September 30,
(in millions)	2007	2006

Cash provided by operations	$590	$682
Share repurchases	(1,462)	(264)
Capital expenditures	(276)	(236)
Dividends	(231)	(211)
Net debt increase (reduction)	1,028	(232)
Stock option exercise proceeds	43	55
Our consolidated statement of cash flows includes the combined results of our continuing and discontinued operations for all periods presented.

Cash Provided by Operations
For the nine months ended September 30, 2007, cash from operating activities was $590 million, trailing the prior year period by $92 million principally due to the year-over-year reduction in net earnings.
The cash flow we generate from operating activities is typically concentrated in the second half of the year due to working capital patterns in some of our core businesses, as well as the timing of certain annual payments such as employee bonuses, interest on debt and property taxes, which are concentrated in the first half of the year. We expect 2007 cash from operating activities to be between $900 million and $1 billion. Maintaining strong operating cash flow through earnings and working capital management continues to be an important objective.
Pension Plan and Postretirement Benefit Plan Funding and Liability
During 2006, we voluntarily increased U.S. pension and other postretirement employee benefit plan funding to the maximum tax-deductible amounts, $137 million and $12 million, respectively. Additional contributions made during 2006 were $108 million, consisting of $57 million for our foreign qualified pension plans, $40 million for our postretirement benefit plans, and $11 million for our non-qualified pension plans. Over half of the $57 million used to fund our foreign qualified pension trusts was used to fund shortfalls in our Canadian pension trust. In 2007, we expect to contribute approximately $90 million to our foreign qualified pension plans, non-qualified pension plans and other postretirement plans as required. As of September 30, 2007, we have contributed $70 million to these plans. Funding requirements for subsequent years are uncertain and will significantly depend on changes in assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plan, and any legislative or regulatory changes affecting plan funding requirements. For tax planning, financial planning, cash flow management or cost reduction purposes, we may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law. See Note 11 for additional details.
Capital Expenditures
We intend to manage our capital expenditures to take advantage of growth and productivity improvement opportunities as well as to fund ongoing environmental protection and plant infrastructure requirements. We have a well-defined review procedure for the authorization of capital projects. Capital expenditures of $276 million through the first nine months of 2007 are above the prior year period expenditures primarily due to expected spending for a greater number of large projects focused on growth. These large projects include the purchase of a defect analysis tool for the Electronic Materials Group, the construction of new emulsion production facilities in Mexico and India, the expansion of capacity for several businesses in China, Italy, and India, the completion of several large environmental and end-of-life projects in our Houston plant combined with a planned shutdown during the third quarter, spending for environmental compliance projects at several Salt plants, the implementation of a data center at our Bristol, PA location, and spending for the Flat Panel Display business related to the Kodak acquisition. Projected capital expenditures for fiscal year 2007 of approximately $450 million, compared to $404 million in fiscal year 2006, are expected to be slightly higher than depreciation expense.

Dividends
Common stock dividends have been paid each year since 1927. The payout has increased at an average 10.6% compound annual growth rate since 1978. On May 7, 2007, we announced that the Board of Directors voted to increase dividends by 12% to $0.37 per share and on September 28, 2007 our Board of Directors declared a $0.37 per share dividend payable on December 1, 2007.

2007				2006
	Amount				Amount
	(Per	Amount			(Per	Amount
Date of dividend	common	(In		Date of dividend	common	(In
payment	share)	millions)	Record Date	payment	share)	millions)	Record Date

March 1, 2007	$0.33	$72	February 16, 2007	March 1, 2006	$0.29	$65	February 17, 2006
June 1, 2007	$0.37	$80	May 18, 2007	June 1, 2006	$0.33	$73	May 12, 2006
September 4, 2007	$0.37	$79	August 10, 2007	September 1, 2006	$0.33	$73	August 11, 2006
December 1, 2007	$0.37		November 2, 2007	December 1, 2006	$0.33	$72	November 3, 2006
Share Repurchase Program
During the nine months ended September 30, 2007, we spent $ 462 million to repurchase 8.5 million shares, which essentially completed the $1 billion share repurchase program authorized by our Board of Directors in December 2004. Over the life of that program we repurchased approximately 20.2 million shares.
On July 16, 2007, our Board of Directors authorized the repurchase of up to another $2 billion of our common stock, the first $1 billion of which was financed with debt and the remainder to be funded from available cash through 2010. See Note 8 for additional information.
Liquidity and Debt
As of September 30, 2007, we had $250 million in cash, including restricted cash, and $3,244 million in debt compared with $596 million and $2,081 million, respectively, at December 31, 2006. A summary of our cash and debt balances is provided below:

	September 30,	December 31,
(in millions)	2007	2006

Short-term obligations	$207	$393
Long-term debt	3,037	1,688

Total debt	$3,244	$2,081

Cash and cash equivalents	$247	$593
Restricted cash	3	3

Total cash	$250	$596

Debt
In September 2007, we issued $1.1 billion in long-term debt at an effective interest rate of 6.2%. The debt proceeds were primarily used to finance a $1 billion accelerated share repurchase and the remaining $100 million of the debt proceeds were used to reduce commercial paper outstanding and pay debt issuance costs. The addition of this new debt is, consistent with the shift in the company’s financial policies as announced earlier this quarter. As a result of the issuance, Standard and Poor’s and Moody’s have changed our senior unsecured debt ratings from A minus and A3 to BBB and Baa1, respectively, both with stable outlooks. Our short-term commercial paper ratings are unchanged at A2 and P2 by Standard and Poor’s and Moody’s respectively. We believe investment grade ratings are consistent with the objectives of our long-term financial policies.

In March 2007, we issued €175 million of 4.50% Private Placement Senior Notes due March 9, 2014. We also retired our 6.0% notes for €160 million upon maturity and early retired at par $19 million of our 8.74% notes. We expect interest expense to increase in the third and fourth quarters of 2007, consistent with planned higher debt levels.
At September 30, 2007, we had $47 million in commercial paper outstanding. Other short-term debt was primarily composed of local bank borrowings. During 2007, our primary source of short-term liquidity has been cash from operating activities, commercial paper, and bank borrowings. In September 2007, the company expanded its syndicated revolving credit facility which expires in December, 2011 from $500 million to $750 million.  The company has no plans to draw on this facility.
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
During the nine months ended September 30, 2007, the market value of our derivative instruments decreased $43 million after-tax primarily driven by the Euro and Canadian Dollar which strengthened by 7.9% and 17.0%, respectively, during the first nine months of 2007. The strong Euro, Canadian Dollar and other currencies favored our fundamental business positions, the net book value of which increased approximately $29 million, net of hedging during the period. During the same period, derivative instruments lowered interest expense by approximately $10 million, but slightly increased our effective cost of natural gas. Our total hedging cost was $10.5 million after-tax or $0.05 per share for the nine months ended September 30, 2007.
During the remainder of this year, we expect to manage financial prices under business and economic conditions characterized by a weak dollar, a flat U.S. yield curve, and U.S. natural gas prices held in check by sufficient inventories. Our objectives are to preserve our earnings from potentially weaker local currencies, maintain or reduce our effective interest rate, and capture opportunities to increase protection against further natural gas price spikes.
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
We have participated in the remediation of waste disposal and manufacturing sites as required under the Superfund and related laws. Remediation is well underway or has been completed at many sites. Nevertheless, we continue to face government enforcement actions, as well as private actions, related to past manufacturing and disposal and continue to focus on achieving cost-effective remediation where required.

Accruals
We have provided for costs to remediate former manufacturing and waste disposal sites, including Superfund sites, as well as our company facilities. We consider a broad range of information when we determine the amount necessary for remediation accruals, including available facts about the waste site, existing and proposed remediation technology and the range of costs of applying those technologies, prior experience, government proposals for these or similar sites, the liability of other parties, the ability of other Potentially Responsible Parties (“PRPs”) to pay costs apportioned to them and current laws and regulations. Reserves for environmental remediation that we believe to be probable and estimable are recorded appropriately as current and long-term liabilities in the Consolidated Balance Sheets. We assess the accruals quarterly and update them as additional technical and legal information becomes available. However, at certain sites, we are unable, due to a variety of factors, to assess and quantify the ultimate extent of our responsibility for study and remediation costs. The reserves for remediation were $153 million at September 30, 2007 and $141 million at December 31, 2006. The amounts charged to pre-tax earnings for environmental remediation and related charges were $18 million and $32 million for the three and nine months ended September 30, 2007, respectively, and $11 million and $19 million for the three and nine months ended September 30, 2006, respectively, and are recorded as cost of goods sold in the Consolidated Statements of Operations.
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
Significant litigation is described in Note 14 to the Consolidated Financial Statements, but we will comment here on several recent legal matters.
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

In April 2006 and thereafter, lawsuits were filed against Rohm and Haas claiming that the Company’s Ringwood, Illinois plant contaminated groundwater and air that allegedly reached properties a mile south of the plant site. Also sued was the owner of a plant site neighboring our facility. An action brought in federal court in Philadelphia, Pennsylvania seeks certification of a class comprised of the owners and residents of about 500 homes in McCullom Lake Village, seeking medical monitoring and compensation for alleged property value diminution, among other things. In addition, lawsuits were filed in the Philadelphia Court of Common Pleas by twenty-one individuals who claim that contamination from the plants has resulted in tumors (primarily of the brain) and one individual whose claims relate to cirrhosis of the liver. We believe that these lawsuits are without merit.
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
In late January 2006, Morton Salt was served with a Grand Jury subpoena in connection with an investigation by the Department of Justice into possible antitrust law violations in the “industrial salt” business. On August 22, 2007, we received a letter from DOJ advising that the documents we submitted as part of the investigation were being returned to us. This is the typical manner in which DOJ signals that it is terminating its investigation, and neither Morton Salt nor any Morton Salt employee has been charged with or implicated in any wrongdoing. This matter is now closed.
ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED
Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We do not anticipate electing the SFAS 159 option for our existing financial assets and liabilities and therefore do not expect the adoption of SFAS 159 to have a material impact on our Consolidated Financial Statements. On a prospective basis, we will apply the requirements of the standard if we select to report new financial assets or liabilities at fair value.
Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It does not expand the use of fair value measurement. We will be required to adopt SFAS 157 on January 1, 2008.  We have not completed our evaluation, but currently believe the impact will not require material modification of our fair value measurements and will be substantially limited to expanded disclosures in the notes to our Consolidated Financial Statements that currently have components measured at fair value.

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
b) Changes in Internal Controls over Financial Reporting
In July 2007, we completed the implementation of the redesign of our European operations financial reporting structure in support of the Company’s 2010 Vision. This initiative realigned reporting entities and related internal controls within our European footprint. We performed appropriate testing of these changes to ensure effectiveness of internal controls as they relate to the reliability and accuracy of financial reporting data and no significant issues were noted.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
For information related to Legal Proceedings, see Note 14: Contingent Liabilities, Guarantees and Commitments in the accompanying Notes to Consolidated Financial Statements.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to our purchases of our common stock during the quarter ended September 30, 2007:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average Price	Purchased as Part of	of Shares that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the Plans or
Period	Purchased (1)	Share (1)	Plans or Programs (2) (3)	Programs (2) (3)

July 1, 2007 – July 31, 2007	960,260	56.79	950,000	2,124,138,601

August 1, 2007 – August 31, 2007	2,172,582	56.88	2,170,251	2,000,654,218

September 1, 2007 – September 30, 2007	16,189,716	61.77	16,189,716	1,000,654,218

Total	19,322,558	60.97	19,309,967	1,000,654,218

Notes:

(1)	12,591 shares were purchased as a result of employee stock option exercises (stock swaps).

(2)	In December 2004, our Board of Directors authorized the repurchase of up to $1 billion of our common stock through 2008, with the timing of the purchases depending on market conditions and other priorities for cash. As of September 30, 2007, most of the $1 billion has been used to repurchase approximately 20.2 million shares of our stock.

(3)	In July 2007, our Board of Directors authorized another $2 billion towards repurchasing our common stock through 2010. In September 2007, we entered into an agreement, pursuant to which we purchased 16.2 million shares from a financial institution. The initial purchase price for the shares was $1 billion in the aggregate including a brokerage fee. The average share price for the 16.2 million shares was $61.77. The average share price will be adjusted at the end of the agreement which is not expected to last longer than nine months based on the final volume weighted average price of our common stock over this period. As of September 30, 2007, $1 billion of this authorization remains outstanding and will be funded from available cash, with the timing of the purchases depending on market conditions.
ITEM 6. Exhibits

(4)	Instruments defining the rights of security holders, including indentures.

(31.1)	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

(31.2)	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

(32)	Certification Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002. The exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Jacques M. Croisetiere

DATE: October 25, 2007	Jacques M. Croisetiere
Executive Vice President and Chief
Financial Officer

ROHM AND HAAS COMPANY
(Registrant)