Form 10-K
period 2007-12-31
ROHM & HAAS CO
filed 2008-02-21
CIK 84792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2007 was:
$8,208,802,764.
The number of shares outstanding of the registrant’s common stock as of February 15, 2008 was 195,879,682.
DOCUMENTS INCORPORATED BY REFERENCE
Part III — Definitive Proxy Statement to be filed with the Securities and Exchange Commission, except the Report of the Executive Compensation Committee and Audit Committee Report included therein.

Rohm and Haas Company 2007 Form 10-K
Table of Contents

PART I
Item 1. Business
The Company
Rohm and Haas Company was incorporated in 1917 under the laws of the State of Delaware. Our shares are traded on the New York Stock Exchange under the symbol “ROH”.
We are a global specialty materials company that began almost 100 years ago when a chemist, Otto Rohm, and a businessman, Otto Haas, decided to form a partnership to make a unique chemical product for the leather industry. That once tiny firm, now known as Rohm and Haas Company, reported sales of $8.9 billion in 2007 on a portfolio of global businesses including electronic materials, specialty materials and salt. Our products enable the creation of leading-edge consumer goods and other products found in a broad segment of dynamic markets, the largest of which include: building and construction, electronics, packaging and paper, industrial and other, transportation, household and personal care, water and food. To serve these markets, we have significant operations with approximately 96 manufacturing and 35 research facilities in 27 countries with approximately 15,710 employees.
Net Sales (in millions)
Annual Net Sales by Region (in millions)

Throughout our history, Rohm and Haas has remained true to the original vision of its founders: to be a high-quality and innovative supplier of highly specialized materials that improve the quality of life. In the late 1990’s, we began to diversify our portfolio of product offerings to enhance our specialty chemical business by acquiring Morton International Inc., and expanding our electronic materials business through the acquisitions of LeaRonal and Rodel. During the same period, we have repositioned our portfolio to divest non-strategic businesses including the divestiture of our Automotive Coatings business in 2006. As a result of this activity, we have significantly increased our sales, improved the balance of our portfolio, expanded our geographic reach and product opportunities to meet market needs, and enhanced our cash generating capabilities, while delivering enhanced value for our stockholders.
The businesses within our electronic materials, as well as our specialty chemical portfolio and salt businesses will be discussed in more detail later in this section.
Our Strategic Focus
Our focus is to grow both revenues and earnings through organic growth, as well as highly selective acquisitions to compliment our existing businesses and to deploy our strong cash position in a balanced approach to add value for our stockholders, while managing the company within the highest ethical standards. We are tuned to the changing global dynamics that impact the environment in which we operate; the trends in consumer demand and preferences; the shifting global demand and demographics; the greater emphasis on environmentally compatible products and renewable resources; and the increasing global competition.
In October 2006, we announced an evolution in our strategy, which we refer to as Vision 2010. The primary goal of Vision 2010 is to accelerate value creation. The key elements of this strategy are:
•	Position Our Portfolio For Accelerated Growth — by leveraging our integrated acrylic monomer and polymer chain; accelerating investment in Display Technologies; creating or expanding platforms that address the growing needs in food, health, water, energy, and other areas in the developed and developing worlds; and supplementing our organic growth with highly selective acquisitions which bring a growth platform technology or geographic supplement to our core businesses.

•	Build Value-Creating Business Models in Rapidly Developing Economies — by tailoring products to specific local or regional needs; finding solutions that are affordable and meet local requirements; organizing in a manner that enables rapid decision-making; investing in local talent; and building plant facilities that can compete effectively with local and regional players as well as multinational players. Rapidly Developing Economies are defined as countries within our Latin American Region, Asia Pacific Region (excluding Japan, Australia and New Zealand) and Central, Eastern Europe (including Russia and other former Soviet Republics) and Turkey.

•	Innovate with a Market / Customer Focus — by increasingly shifting the focus and delivery of technology programs closer to the customer, driving to faster and more tailored output.

•	Operational Excellence / Continuous Improvement — by maintaining flat conversion costs over the next three years; building more capital-efficient plants in emerging markets; continuing to optimize our global footprint; and increasing global sourcing, especially from low-cost countries.

•	Deploy Right Talent in Right Places — by ensuring that leadership talent with the right depth and breadth is in place to drive the profitable growth of our businesses through shifting deployment of more key leaders to locations outside the U.S.; and continuing to drive the nurturing and development of our global workforce.
Cash Generation
We generated $963 million, $840 million and $947 million in cash from operating activities during 2007, 2006 and 2005, respectively. We deployed this cash to enhance stockholder value through strategic investments in our core businesses and technologies, higher dividends, and stock repurchases. We plan to continue this approach, as appropriate.

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
Our Board of Directors devotes substantial time to reviewing our business practices with regard to the norms of institutional integrity. Our Board is comprised of 12 directors, of which 11 are non-employees. The Audit, Nominating and Governance, and Executive Compensation committees of the Board are all entirely composed of independent directors.
Our Businesses
Our portfolio of businesses is strong, seasonally diverse and well positioned for future growth. Effective January 1, 2007, we realigned our reporting segments and managerial organization as a part of the implementation of our Vision 2010 strategy. The chart below summarizes sales recorded by our seven reportable segments in 2007, 2006, and 2005.
Net Sales by Business Segment (in millions)

ELECTRONIC MATERIALS GROUP
The Electronic Materials group is comprised of two reportable segments: Electronic Technologies and Display Technologies, which are managed under one executive. This group develops, manufactures and delivers materials for use in applications such as telecommunications, consumer electronics and household appliances.
The Display Technologies segment was created in the fourth quarter of 2007 as a result of the significant allocation of resources to our flat panel display business. Previously, the results of our flat panel display business were included in Semiconductor Technologies. The Electronic Technologies segment is an aggregation of our Circuit Board Technologies, Packaging and Finishing Technologies and Semiconductor Technologies businesses.
ELECTRONIC TECHNOLOGIES
Net Sales (in millions)
Net Sales by Business Unit (in millions)

Our Electronic Technologies are sold globally, with approximately 24% of sales in North America, 14% in Europe, and 62% in Asia-Pacific.
Circuit Board Technologies develops, manufactures and delivers the technology, materials and fabrication services for increasingly powerful, high-density printed circuit boards in computers, cell phones, automobiles and many other electronic devices. We are a leading global supplier of specialty chemicals and materials used in the fabrication of printed circuit boards, and are focused on the development of metallization and imaging technologies.

Business	Markets	Products	End Uses

Circuit Board Technologies	• Electronic devices • Communication • Computers • Transportation • Recreation	• Enabling technology for all aspects of the manufacture of printed circuit boards • Products such as: photoresists, solder mask, electroless and electrolytic copper	• Cellular phones • Personal computers • Cars and trucks • Electronic games

Packaging and Finishing Technologies develops, manufactures and delivers innovative materials and processes that boost the performance of a diverse range of electronic, optoelectronic and industrial finishing applications. We supply integrated metallization processes critical for interconnection, corrosion resistance, metal finishing, and decorative applications.

Business	Markets	Products	End Uses

Packaging and Finishing Technologies	• Electronic devices • Connector finishing • Semiconductor packaging • Surface finishing	• Materials and technology for integrated circuit packaging, connectors and industrial finishing	• Cellular phones • Personal computers • Cars and trucks • Home appliances • Office equipment • Electronic games

Semiconductor Technologies develops, manufactures and supplies integrated products and technologies on a global basis. We enable our customers to drive leading edge semiconductor design, and to boost performance of semiconductor devices powered by smaller and faster chips. This business also develops and delivers materials used for chemical mechanical planarization (CMP), a process that creates the flawless surfaces required to make faster and more powerful integrated circuits and electronic substrates.

Business	Markets	Products	End Uses

Semiconductor Technologies	• Electronics and communication devices • Transportation • Home and office goods • Recreation	• Essential technology for creating state-of-the-art integrated circuits: photoresists, developers, removers, anti-reflective coatings, chemical mechanical planarization (CMP) pads and slurries	• Cellular phones • Personal computers • Cars and trucks • Home appliances • Office equipment • Electronic games

DISPLAY TECHNOLOGIES
Net Sales (in millions)

*	Includes six months of sales from Kodak light management film technologies and one month of sales from SKC Haas Display Films.
Our Display Technologies products are sold mainly in Asia-Pacific with 98% of sales and 2% of our sales in North America.
Display Technologies develops, manufactures and sells materials used in the production of electronic displays. This business includes the consolidated results of our joint venture with SKC Corporation of Korea formed on November 30, 2007, SKC Haas Display Films, which develops, manufactures, and sells advanced specialty films and materials used in LCD and plasma displays. These include light diffuser films, micro lens films, optical protection films, release protection films, reflectors, technology for touch panels, Plasma Display Panel filters, and process chemicals used to manufacture LCD color filters. This business also includes leading-edge light management film technology acquired from Eastman Kodak on June 15, 2007, as well as process chemicals used in LCD production originally developed by Rohm and Haas. This business was previously included in Semiconductor Technologies.

Business	Markets	Products	End Uses

Display Technologies	• Electronics and communication devices	• Films for LCD displays • Films for plasma displays • Process chemicals for LCD displays	• Television monitors • Computer monitors • Electronic device displays

SPECIALTY MATERIALS BUSINESS GROUP
With the implementation of our Vision 2010 strategy, we created a new business group — the Specialty Materials Business Group — which encompasses three reportable segments: Paint and Coatings Materials, Packaging and Building Materials, and Primary Materials.
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
We believe we are the largest and most broadly based supplier of acrylic polymers in the markets we serve, and also the largest combined supplier of the key raw materials to make these acrylic polymers, namely methacrylate and acrylate monomers. The largest consumers of the acrylic monomers we produce are our downstream polymer businesses — Paint and Coatings Materials and Packaging and Building Materials. We also have a strong third party monomer business in Europe and the Americas.
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
PAINT AND COATINGS MATERIALS
Net Sales (in millions)
Our Paint and Coatings Materials products are sold globally, with approximately 59% of sales in North America, 19% in Europe, 15% in Asia-Pacific and 7% in Latin America. As the building and construction markets are a core focus of this business (in particular the architectural coatings markets), sales for this segment have seasonal fluctuations.

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

Business	Markets	Products	End Uses

Paint and Coatings Materials	• Building and construction • Home improvement • Industrial coatings	• An array of versatile acrylic emulsion polymers and other technologies • A range of additives, such as thickeners, extenders and opacifiers	• House paints • Traffic paints • Metal coatings • Concrete • Roof coatings • Insulation

PACKAGING AND BUILDING MATERIALS
Net Sales (in millions)
Our Packaging and Building Materials business offers a range of polymers, additives, and formulated value-added products (which utilize a broad range of chemistries and technologies, including our world-class acrylic technology). Packaging and Building Materials’ products are supported with market recognized best-in-class technical support and end-use applications knowledge. Products from this business are sold globally, with approximately 38% in North America, 37% in Europe, 18% in Asia-Pacific and 7% in Latin America.
Packaging and Building Materials has a very broad product line, which includes:
o	Formulated adhesives and adhesive polymers used in flexible packaging, tape and label, transportation, and other applications

o	Performance enhancing additives for plastics used in a broad array of applications, especially construction materials (e.g. vinyl siding, vinyl windows, vinyl fencing) and packaging

o	Processing aids for plastic production

o	Specialty polymers and coatings for use in leather, textile, graphic arts, paper, and packaging applications

Business	Markets	Products	End Uses

Packaging and Building Materials	• Packaging • Paper • Construction • Durables • Transportation • Graphic arts • Leather • Textiles	• Packaging adhesives • Plastic additives • Pressure sensitive adhesives • Specialty polymers • Specialty coatings • Rubber-to-metal bonding adhesives • Flocking agents
•     Flexible and rigid packaging
•     Vinyl construction materials (siding, windows, fencing, decks)
•     Paper and film labels and decals
•     Consumer, industrial and specialty tapes
•     Anti-vibration components
•     PVC pipe
•     Appliances and business machines

PRIMARY MATERIALS
Net Sales (in millions)
Internal and External Net Sales (in millions)
Our Primary Materials business produces methyl methacrylate, acrylic acid and associated esters as well as specialty monomer products which are building blocks used in our downstream polymer businesses and which are also sold externally. Internal consumption of Primary Materials products is principally in the Paint and Coatings Materials and Packaging and Building Materials businesses. Primary Materials also provides polyacrylic acid (PAA) dispersants, opacifiers and rheology modifiers/thickeners to the global household and industrial markets. Our Primary Materials products are sold globally, with approximately 47% of external sales in North America, 42% in Europe, 6% in Latin America and approximately 5% in Asia-Pacific.

Business	Markets	Products	End Uses

Primary Materials	• Building and construction • Personal care • Packaging • Household products • Chemicals	• Methyl methacrylate • Acrylic acid • Associated esters • Specialty monomers • Polyacrylic acid dispersants	• Adhesives • Paints and coatings • Floor polishes • Hair sprays • Laundry and dishwater detergents • Super absorbent products

PERFORMANCE MATERIALS GROUP
This reportable segment includes the sales and operating results of our other businesses including Process Chemicals and Biocides, Powder Coatings, and other smaller business units.
Net Sales (in millions)
Net Sales by Business Unit (in millions)
Regionally, about 44% of our Performance Materials Group products are sold in Europe, 34% in North America, 17% in Asia-Pacific and about 5% in Latin America.
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

Business	Markets	Products	End Uses

Process Chemicals and Biocides	• Paper • Industrial and chemical processing • Lubricants and fuels • Water processing • Food processing • Electronics • Bioprocessing • Household products • Personal care • Building and construction	• Anion and cation ion exchange resins • Sodium borohydride and related technologies • Salt-forming bases • Adsorbents • Antimicrobials	• Newspaper • Corrosion inhibitors • Pharmaceutical processes • Dyes • Soft drinks and juices • Ultra pure water • Catalysis • Electricity production • Paints • Wood preservation

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

Also included in the results of our Performance Materials Segment are several small businesses that are building positions based on technology areas outside of the core of the company’s operations. For example, our AgroFresh subsidiary is a global leader in maintaining the freshness of fruits, vegetables and flowers with a portfolio of products and services based on proprietary 1-MCP technology. Significant growth opportunities exist in this business as new global markets and uses are commercialized. AgroFresh is now expanding the use of 1-MCP technology to the protection of field crops from heat and drought stress. InvinsaTM crop stress protection technology is being further developed and commercialized in partnership with Syngenta AB as announced in early 2008.
Consistent with the company’s Vision 2010 strategy, we intend to continue to develop businesses focused on technology-driven, fast-growing market segments in new-to-the-company areas. These efforts will be included in the results of the Performance Materials Segment.

SALT
With the acquisition of Morton International, Inc. in 1999, we obtained the rights to some of the most recognized consumer brand names and product symbols in the United States and in Canada. Our well-recognized “little Salt Girl” is the trademark of Morton International, Inc. and one of our most valuable intangible assets. We also acquired the leading brand in Canada, Windsor Salt TM.
Net Sales (in millions)
Salt is produced through vacuum pan production, solar evaporation or mining. Even though the consumer salt business is best known, this segment extends well beyond table and specialty salts and includes salt used for water conditioning, ice control, food processing and chemical/industrial use. Highway ice control sales are driven by the effects of winter weather. This seasonality has balanced our total portfolio of businesses, complementing stronger sales in the spring and summer from many of our Paint and Coatings businesses. Products from this business are sold exclusively in North America.

Business	Markets	Product	End Uses

Salt	• Consumer	• Salt	• Table salt
	• Food processing		• Home and industrial water conditioning salt
	• Industrial processing		• Ice control salt (highway de-icing and consumer)
	• Chemical processing		• Chemical/industrial processing salt
	• Water conditioning		• Industrial food processing
• Agricultural

Raw Materials
We use a broad range of raw materials across our operations, and the raw materials used vary widely among many of our businesses. In most cases, these raw materials are purchased from multiple sources under short-term and long-term supply contracts. For 2008, although we anticipate the supply/demand balance to be tight, we expect the supply of raw materials to be adequate to meet our demand. If the overall supply of certain raw materials becomes limited, obtaining alternative suppliers for the quantities we require could be difficult.
We purchase approximately 3.7 billion pounds annually of a variety of commodity, petrochemical-based chemicals as raw materials for our Paint and Coatings Materials, Packaging and Building Materials, Primary Materials, and Performance Materials Group. The largest consumer of these raw materials is our Primary Materials business which uses raw materials such as propylene (the largest single raw material purchased annually), acetone, ammonia, butanol, ethanol, and methanol to produce acrylate and methacrylate monomers. These monomers are used primarily by our Paint and Coatings Materials, Packaging and Building Materials and Performance Materials Group along with other commodity chemicals such as styrene, vinyl acetate monomer and butadiene to produce their end-use products. The Primary Materials business also sells these monomer products to third parties. We also purchase approximately 23 million British Thermal Units (mmbtu’s) of natural gas for use in our operations. Petroleum-based raw material prices have been volatile, trending upwards and can fluctuate significantly over a relatively short period of time. Raw material prices had, in 2007, and will continue to have in 2008, a material impact on our consolidated results of operations. Availability of these materials can also vary due to seasonality, supplier capacity and customer demand. We have a procurement plan for 2008 which we believe will meet our requirements.
Our Salt segment relies on rock salt and brine well reserves. Our salt reserves vary, but all salt production locations have sufficient reserves to satisfy anticipated production requirements for the foreseeable future. Salt reserves for solar evaporation facilities are generally regarded as unlimited. With respect to the Salt segment, total salt production in North America in 2007 was approximately 11 million tons.
Competition and Seasonality
We experience vigorous competition in each of our segments. Our competitors include many large, multinational chemical firms based in Europe, Asia and the United States as well as a number of regional and local competitors. In some cases, we compete against firms that produce commodity chemicals that we purchase as raw materials to make our specialty products. However, we do not believe this places us at any significant competitive disadvantage because most of our products have unique performance characteristics that are required by customers who demand a high-level of customer service and technical expertise from our sales force and scientists. Our Salt segment is considerably impacted by weather related to our sales of highway ice-control salt. To a much lesser extent, sales in the Paint and Coatings Materials segment that are used in the architectural coatings market are also affected by weather, particularly during the spring and summer outdoor painting seasons.
Environmental
A discussion of environmental related factors can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 26: Contingent Liabilities, Guarantees and Commitments in the accompanying Notes to Consolidated Financial Statements.
Research and Development
We believe that one of the keys to our success is product innovation. We are committed to ongoing investment in research and development as a way to differentiate our existing products, while bringing new technologies and innovative, high-value products to market. A few examples of meaningful results from our investment are:
•	EcovanceTM, which is an organic wood preservative that improves the appearance and performance of treated lumber, and replaces heavy, metal-based biocides.

•	InvinsaTM, a pre-harvest application of our patented 1-MCP technology for agronomic crops, with the potential to significantly improve yields by improving heat and drought tolerance.

•	AvanseTM, which is a polymer technology that improves the cost-performance balance of architectural paints, meets low VOC requirements and allows waterborne coatings to replace solvent-based metal coatings.

•	Display Films that improve the performance of LCD displays.

•	Fast trackTM, which enables quicker drying road-marking paints.

•	AquasetTM, a water-based polymer replacement for formaldehyde resins, currently used in insulation, but with the possibility for additional applications.

We believe that our many intellectual properties, both existing and in development, are of substantial value in the manufacturing, marketing and application of our various products. As such, we allocate a significant amount of our operating budget to research and development. Historically, we have increased our annual spend from year to year. In 2007, total spending increased to $296 million from $286 million in 2006 and $262 million in 2005 to support current growth projects. In 2008, we expect to spend approximately $335 million. Over 79% of our research and development efforts are currently focused in the Electronic Materials Group and Paint and Coatings Materials segments and our niche businesses. On a consolidated basis, we are not dependent, to a material extent, upon any one trademark, patent or license; however, certain of our businesses may be so dependent.
We employ more than 2,000 technologists around the globe and a list of our technical and research centers throughout the world can be found in Item 2. Properties.

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
Address:
Rohm and Haas Company
Public Relations Department
100 Independence Mall West
Philadelphia, PA USA 19106-2399
You may also read and copy any materials we file with the U.S. Securities and Exchange Commission (SEC) at the SEC’s Public Reference Room that is located at 100 F St, NE, Washington, DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. You can also access our filings through the SEC’s internet site: www.sec.gov (intended to be an inactive textual reference only).

Item 1A. Risk Factors
The factors described below represent principal risks to our business. While we have programs in place to manage these risks we face, our results could be adversely affected by the occurrence of one or more of these factors.
➢	Changes in foreign currencies may adversely affect our financial results.

Approximately 56% of our sales are derived from outside the United States, a significant portion of which are denominated in foreign currencies. We have significant production facilities which are located outside of the United States. Our financial results therefore will be affected by changes in foreign currency rates. We use certain financial instruments to mitigate these effects, but it is not cost effective to hedge our foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on our earnings, cash flows and fair values of assets and liabilities. Accordingly, reported sales, net earnings, cash flows and fair values have been and in the future will be affected by changes in foreign exchange rates.

➢	Changes in global economic, political and social conditions may adversely affect our financial results.

We are active participants in the markets of North America, Europe, Asia-Pacific, and Latin America. Economic and political conditions and social unrest can cause fluctuations in demand and volatility in the price of raw materials and other costs that can adversely affect our financial results. Specifically, economic conditions affecting the building and construction, electronics, packaging and paper, industrial and other, transportation, household and personal care, water and food markets could adversely affect our financial results.

➢	As a multinational company, changes in foreign laws and regulatory requirements, export controls or international tax treaties could adversely affect our financial results.

We may have to comply with unexpected changes in foreign laws and regulatory requirements which could negatively impact our operations and ability to manage our global resources. Export controls or other regulatory restrictions could prevent us from shipping our products into and from some markets. Changes in tax regulation and international tax treaties could reduce the financial performance of our foreign operations.

➢	Deliberate, malicious acts, including terrorism, could damage our facilities, disrupt our operations or injure employees, contractors, customers or the public and adversely affect our financial results.

Intentional acts of destruction could hinder our sales or production and disrupt our supply chain. Our facilities could be damaged or destroyed, reducing our operational production capacity and requiring us to repair or replace our facilities at a substantial cost. Employees, contractors and the public could suffer substantial physical injury for which we could be liable. Governmental authorities may impose security or other requirements that could make our operations more difficult or costly. The consequences of any such actions could adversely affect our financial results.

➢	Actions by our competitors may adversely affect our financial results.

Our products are sold in a competitive, global economy. Competitors include many large multinational chemical firms based in Europe, Asia and the United States. New competitive products or pricing policies of our competitors can materially affect demand for and pricing of our products.

➢	Changes in demand may adversely affect our financial results.

Our financial results are subject to fluctuations in demand, the effective forecasting of customer demand, the seasonal activity of certain of our businesses and weather conditions, particularly for the Salt segment. We also manufacture and sell our products to customers in industries and countries that are experiencing periods of rapid change, most notably countries in Central and Eastern Europe, Turkey, Russia, Latin America and the Asia-Pacific region. These factors can affect demand for our products and therefore may have a significant impact on financial results.

➢	Restrictions on, and increased costs of, raw material supplies and energy may adversely affect our financial results.

We purchase large amounts of raw materials and energy for our businesses. The costs of these materials and energy, in the aggregate, represent a substantial portion of our operating expenses. From time to time, certain raw materials we require become limited. It is likely this will occur again in the future. Should such limitations arise, disruptions of our supply chain may lead to higher prices and/or shortages. Also, the costs of these raw materials and energy vary with market conditions and may be highly volatile. While we try to increase the prices of our products to cover increases in our costs, we may not be able to raise our prices as quickly as the costs rise, if at all, as our customers may not accept these increases. Ultimately, our ability to pass on increases in the cost of raw materials or energy to customers is greatly dependent upon market conditions and raising prices could result in a loss of sales volume. Further, increases in energy prices may increase our shipping costs. These limitations and increased costs could adversely affect our financial results. (See additional discussion of raw materials in Item 1.)

➢	Production facilities are subject to operating risks and capacity limitations that may adversely affect our financial condition or results of operations.

We are dependent on the continued operation of our production facilities. Production facilities are subject to hazards associated with the manufacturing, handling, storage, and transportation of chemical materials and products, including pipeline leaks and ruptures, explosions, fires, inclement weather and natural disasters, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, and environmental risks. Further, from time to time, we may experience capacity limitations in our manufacturing operations. In addition, if we are unable to effectively forecast our customers’ demand, it could affect our ability to successfully manage operating capacity limitations. These hazards, limitations, disruptions in supply and capacity constraints could adversely affect financial results.

➢	An incident affecting the Houston ship channel area may adversely affect our financial results.

An incident affecting the Houston ship channel area could materially impact our financial results as it could significantly affect both our operations because our largest plant is located there; and our sources of supply, as a large portion of our petrochemical supply is from this area.

➢	Failure to develop new technology or the development and successful implementation of new, competing technologies by our competitors could adversely affect future financial results.

If we fail to develop new technology or if our competitors successfully develop and implement new, competing technologies in the market place, our future financial results could be significantly impacted.

➢	Failure of our intellectual property protections could adversely affect future financial results.

We have invested significant resources in intellectual properties such as patents, trademarks, copyrights and trade secrets. Since we depend on these intellectual resources for our financial stability and future growth, we rely on the protection that these intellectual property rights provide. With a significant portion of our operations outside the U.S., we could face challenges in protecting our intellectual property and we may not be able to adequately protect our trademarks and other intellectual property overseas due to uncertainty of laws and enforcement in a number of countries relating to the protection of intellectual property rights. A loss of intellectual property protections could enhance the ability of our competitors to develop competitive products, thereby adversely affect our financial results.

We also rely on unpatented proprietary know-how and continuing technological innovation and other trade secrets to develop and maintain our competitive position. While it is our policy to enter into confidentiality agreements with our employees and third parties to restrict the use and disclosure of our trade secrets and proprietary know-how, those confidentiality agreements may be breached. In addition, adequate remedies may not be available in the event of an unauthorized use or disclosure of such trade secrets and know-how, and others could obtain knowledge of such trade secrets through independent development or other access by legal means. A breach of these trade secrets and know-how could adversely affect our financial results.

➢	Failure to realize benefits from joint ventures, alliances or acquisitions could adversely affect future financial results.

We have entered, and in the future may enter, into arrangements with other companies to expand product offerings and to enhance our own capabilities. We may continue to make strategic acquisitions and divestitures. In certain of these ventures, we share control with third parties and run the risk of encountering differences of opinion or having difficulty in reaching consensus with respect to certain business issues. In addition, the success of acquisitions of new technologies, companies and products, or arrangements with third parties, is not predictable and there can be no assurance that we will be successful in realizing our objectives, or that realization may not take longer than anticipated, or that there will not be unintended adverse consequences from these actions. These complications and issues arising from our participation in joint ventures, alliances and acquisitions could adversely affect our financial results.

➢	Environmental costs could adversely affect our financial results.

We are subject to extensive federal, state, local and foreign environmental, safety and health laws, and regulations concerning, among other things, emissions in the air, discharges to land and water, and the generation, handling, treatment, and disposal of hazardous waste and other materials. We take our environmental responsibilities very seriously, but there is a risk of environmental impact inherent in chemical manufacturing operations. Future developments and more stringent environmental regulations may require us to make additional unforeseen environmental expenditures. In addition, laws and regulations require significant expenditures for environmental protection equipment, compliance and remediation. These additional costs may adversely affect our financial results.

➢	Litigation results could adversely affect our financial results.

We are subject to litigation in the normal course of business. In addition, we could become subject to additional claims in the future. An adverse outcome of one or more of these litigation matters, both current and those that may affect us in the future, could adversely affect our financial results.

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

➢	Any damage to our reputation could adversely affect our financial results.

Maintaining a good reputation globally is critical to selling our branded products. If we fail to maintain high standards for product quality, safety and integrity, our reputation could be jeopardized. Adverse publicity, whether or not valid, may reduce demand for our products or cause production and delivery disruptions. Damage to our reputation or loss of confidence in our products for any of these reasons could adversely affect our financial results.
Item 1B. Unresolved Staff Comments
Rohm and Haas Company has no unresolved staff comments.

Item 2. Properties
We have significant operations in approximately 96 manufacturing and 35 research facilities in 27 countries. The facilities and the segment to which they relate are detailed in the tables below:

					Research and
				Manufacturing	Technical
	Country	Location	Reportable Segment	Locations	Facilities
Non-U.S.	Argentina	Zarate	(3,4,5)	X
	Australia	Geelong	(3,4,6)	X	X
	Bahamas	Inagua	(7)	X
	Brazil	Jacarei	(3,4,5,6)	X	X
	Canada	Iles-De-La-Madeleine	(7)	X
		Lindbergh	(7)	X
		Ojibway	(7)	X
		Pugwash	(7)	X
		Regina	(7)	X
		West Hill	(3,4)	X
		Windsor	(7)	X
	China	Beijing	(3,4)	X
		DongGuan	(1)	X	X
		Hong Kong	(1)	X	X
		Sanshui	(3,4,5)	X
		Shanghai	(1,3,4,6)	X	X
		Suzhou	(2)	X
		Weihai	(4)	X
	Colombia	Barranquilla	(3,4,5)	X
	France	Chauny	(6)	X
		Lauterbourg	(1,3,4,6)	X
		Semoy	(4)	X
		Valbonne	(3,4,6)		X
		Villers-Saint-Paul	(3,5,6)	X
	Germany	Arnsberg	(6)	X	X
		Frankfurt	(4)		X
	India	Taloja	(3,4,5)	X	X
		Chennai	(3)	X
	Indonesia	Cilegon	(3,4)	X
	Italy	Mozzanica	(3,4)	X
		Mozzate	(4)	X	X
		Parona	(4)	X
		Romano d’Ezzelino	(6)	X	X
	Japan	Kyoto	(1)	X
		Mie	(1)	X
		Nagoya	(3,4,6)	X
		Ohmiya	(1)		X
		Sasakami	(1,2)	X	X
		Soma	(6)	X
	Mexico	Apizaco	(3,4,5,6)	X	X
		Toluca	(4)	X
	Netherlands	Delfzijl	(6)	X
	New Zealand	Auckland	(3,4)	X
	Philippines	Las Pinas	(3,4)	X
	Singapore	Singapore	(4)	X
	South Africa	New Germany	(3,4,6)	X
	South Korea	Cheonan	(1,2)	X	X
	Spain	Castellón	(6)	X	X
		Tudela	(3,4,5)	X
	Sweden	Landskrona	(3,4)	X
	Switzerland	Littau/Lucerne	(1)	X	X
		Buchs/Acima	(6)	X	X
	Taiwan	Chunan	(1)	X	X
		Min-Hsiung	(3,4,6)	X
		Taoyuan Hsien	(1)	X	X
	Thailand	Maptaphut	(3,4,5,6)	X
	United Kingdom	Coventry	(1)	X
		Dewsbury	(3,4)	X
		Grangemouth	(4)	X
		Jarrow	(6)	X

					Research and
				Manufacturing	Technical
	State	Location	Reportable Segment	Locations	Facilities
U.S.	Arizona	Glendale	(7)	X
		Phoenix	(1)		X
	California	Davis	(6)		X
		Hayward	(3,4)	X
		La Mirada	(3,4)	X
		Long Beach	(7)	X
		Newark	(7)	X
	Delaware	Newark	(1)	X	X
	Florida	Cape Canaveral	(7)	X
	Illinois	Kilbourn	(6)	X
		Elston Dock	(7)	X
		Elgin	(4,7)		X
		Elk Grove	(4)	X
		Kankakee	(3,4)	X
		Ringwood	(3,4)	X
	Indiana	Warsaw	(6)	X
	Kansas	Hutchinson	(7)	X
	Kentucky	Louisville	(3,4,5)	X
	Louisiana	Weeks Island	(6,7)	X
	Massachusetts	Marlborough	(1)	X	X
		North Andover	(1)	X	X
		Woburn	(6)	X	X
	Michigan	Manistee	(7)	X
	New Jersey	Perth Amboy	(7)	X
	New York	Freeport	(1)	X	X
		Rochester	(2)	X	X
		Silver Springs	(7)	X
	North Carolina	Charlotte	(3,4)	X	X
	Ohio	Cincinnati	(4,6)	X
		Fairport	(7)	X
		Rittman	(7)	X
		West Alexandria	(4)	X	X
	Pennsylvania	Bristol	(3,4,5,6)	X
		Philadelphia	(6)	X
		Reading	(6)	X	X
		Spring House	(3,4,5,6)		X
	Tennessee	Knoxville	(3,4,5,6)	X
	Texas	Bayport	(5,6)	X
		Deer Park	(5,6)	X	X
		Lone Star	(3,4)	X
		Grand Saline	(7)	X
	Utah	Grantsville	(7)	X
	Virginia	Blacksburg	(1)	X	X
	Washington	Elma	(6)	X

(1)	Electronic Technologies

(2)	Display Technologies

(3)	Paint and Coatings Materials

(4)	Packaging and Building Materials

(5)	Primary Materials

(6)	Performance Materials Group

(7)	Salt, including mines and evaporation facilities

We consider our facilities to be well maintained and suitably equipped to meet the production requirements of each of our business segments.
Safety was a key focus, and the overall corporate safety record improved to a rate of 0.81 injuries for every 200,000 hours worked in 2007 from 0.94 injuries for every 200,000 hours worked in 2006 and 0.95 injuries for every 200,000 hours worked in 2005.
Item 3. Legal Proceedings
A discussion of legal proceedings is incorporated herein by reference to Item 7. Management’s Discussion and Analysis and Note 26 to the Consolidated Financial Statements.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange under the symbol “ROH.” On February 15, 2008, there were 8,535 registered stockholders of our common stock. Below is a summary of the New York Stock Exchange Composite high and low closing prices of Rohm and Haas Company’s stock as well as the cash dividend paid per share for each quarter of 2005, 2006 and 2007. On February 15, 2008, the last sales price of our common stock was $53.81.

Period	High	Low	Cash Dividend
2005

1st Quarter	$50.00	$41.29	$0.25
2nd Quarter	49.23	42.42	0.29
3rd Quarter	47.75	39.47	0.29
4th Quarter	49.70	39.78	0.29

2006

1st Quarter	$51.56	$49.96	$0.29
2nd Quarter	52.60	45.24	0.33
3rd Quarter	50.56	42.77	0.33
4th Quarter	53.86	46.71	0.33

2007

1st Quarter	$57.54	$49.68	$0.33
2nd Quarter	55.59	49.81	0.37
3rd Quarter	62.68	52.15	0.37
4th Quarter	57.85	47.05	0.37
Stock Price Highs and Lows

The following table provides information relating to our purchases of our common stock during the quarter ended December 31, 2007:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average Price	Purchased as Part of	of Shares that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the Plans or
Period	Purchased(1)	Share	Plans or Programs(2,3)	Programs(2,3)
October 1, 2007 - October 31, 2007	—	—	—	$1,000,654,218
November 1, 2007 - November 30, 2007	—	—	—	1,000,654,218
December 1, 2007 - December 31, 2007	1,372	56.96	—	1,000,000,000
Total	1,372	56.96	—	$1,000,000,000
Notes:

(1)	1,372 shares were purchased as a result of employee stock option exercises (stock swaps).

(2)	In December 2004, our Board of Directors authorized the repurchase of up to $1 billion of our common stock through 2008, with the timing of the purchases depending on market conditions and other priorities for cash. As of September 30, 2007, most of the $1 billion had been used to repurchase approximately 20.2 million shares of our stock. The immaterial amount remaining in this authorization expired as of December, 31, 2007.

(3)	In July 2007, our Board of Directors authorized another $2 billion towards repurchasing our common stock through 2010. In September 2007, we entered into an agreement, pursuant to which we purchased 16.2 million shares from a financial institution. The initial purchase price for the shares was $1 billion in the aggregate including a brokerage fee. The average share price for the 16.2 million shares was $61.77. The average share price will be adjusted at the end of the agreement which is not expected to last longer than nine months based on the final volume weighted average price of our common stock over this period. As of December 31, 2007, $1 billion of this authorization remains outstanding and will be funded from available cash, with the timing of the purchases depending on market conditions.

FIVE-YEAR CUMULATIVE TOTAL RETURN TO STOCKHOLDERS
Rohm and Haas, S&P 500 Composite Index, S&P 500 Chemicals Index and
S&P 500 Specialty Chemicals Index

% Return to Shareholders, 2003 to 2007
Source: Bloomberg
This comparison above reflects the five-year cumulative total return of an investment made on December 31, 2002 in Rohm and Haas common stock, the S&P 500 Composite Index, the S&P 500 Chemicals Index and the S&P 500 Specialty Chemicals Index and the reinvestment of dividends.

Item 6. Selected Financial Data
The following sets forth selected consolidated financial data for the years presented below as derived from our historical financial statements. Also see Consolidated Results of Operations for the Years ended December 31, 2005 through December 31, 2007 in Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information (see Item 7.).
Five-Year Summary of Selected Financial Data
(in millions, except per share, stockholders and employees)

	For the Year Ended December 31,
See notes	2007(1)	2006(1,4)	2005(1, 2)	2004(1,2)	2003(2,3)

Statement of Operating Information
Net sales	$8,897	$8,230	$7,885	$7,186	$6,314
Gross profit (6)	2,467	2,483	2,373	2,116	1,882
Earnings from continuing operations before income taxes, minority interest and cumulative effect of accounting change	880	1,042	868	698	397

Earnings from continuing operations before cumulative effect of accounting change	660	755	616	484	275
Discontinued operations:
Income (loss) from discontinued line of business, net of income tax	1	(4)	22	12	13

(Loss) gain on disposal of discontinued line of business, net of income tax	—	(16)	(1)	1	—

Cumulative effect of accounting change, net of income taxes	—	—	—	—	(8)
Net earnings	$661	$735	$637	$497	$280

As a % of Net Sales (6)
Gross profit	27.7%	30.2%	30.1%	29.4%	29.8%
Selling and administrative expense	12.3%	12.6%	12.8%	13.9%	13.8%
Research and development expense	3.3%	3.5%	3.3%	3.5%	3.6%

Earnings from continuing operations
Basic	$3.17	$3.45	$2.78	$2.17	$1.24
Diluted	3.12	3.41	2.75	2.16	1.24

Cash dividends per common share	$1.44	$1.28	$1.12	$0.97	$0.86
Common stock price:
High	$62.68	$53.86	$50.00	$45.41	$43.05
Low	47.05	42.77	39.47	35.90	26.26
Year-end close	53.07	51.12	48.42	44.23	42.71
Weighted average number of common shares outstanding — basic	207.8	218.9	221.9	222.9	221.5

Weighted average number of common shares outstanding — diluted	211.0	221.2	223.9	224.2	222.4

Balance Sheet Data (6)
Land, buildings and equipment, gross	$8,779	$8,150	$7,850	$7,940	$7,628
Total Assets	10,208	9,553	9,695	10,095	9,511
Current portion of long-term debt	8	281	11	11	10
Other short-term borrowings	150	112	110	66	98
Long-term debt	3,139	1,688	2,074	2,563	2,473

Total Debt	3,297	2,081	2,195	2,640	2,581

Stockholders’ equity(4), (5)	3,146	4,031	3,917	3,697	3,357
Number of registered stockholders	8,584	8,957	8,406	8,726	9,106
Number of employees	15,710	15,815	15,924	16,067	16,661
Notes:

(1)	The results of the years ended December 31, 2004, 2005, 2006 and 2007 reflect the consolidation of a joint venture as of January 1, 2004. This joint venture was previously accounted for as an equity method investment in our reported results.

(2)	The results of the years ended December 31, 2003, 2004 and 2005 have been reclassified to reflect Automotive Coatings as a discontinued operation (see Note 2 to the Consolidated Financial Statements).

(3)	In 2003, in accordance with SFAS No. 143, “Asset Retirement Obligations,” we recorded a transition charge of $11 million ($8 million after-tax) as a cumulative effect of accounting change.

(4)	As a result of the implementation of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” we recorded a $245 million charge to stockholders’ equity (see Note 9 to the Consolidated Financial Statements) in 2006.

(5)	The primary reason for the reduction in Stockholders’ equity in 2007 is due to a $1 billion accelerated share repurchase (see Consolidated Statements of Stockholder’s Equity and Note 22 Stockholder’s Equity).

(6)	Reclassified to conform to current year presentation.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements
The statements in this Form 10-K and in reports subsequently filed by Rohm and Haas Company with the Securities and Exchange Commission on Forms 10-Q and 8-K, and related comments by management which are not historical facts or information and contain words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” and similar expressions are forward-looking statements. These forward-looking statements involve risks and uncertainties that may cause the actual outcome to be materially different. Such risks and uncertainties include, but are not limited to:
➢	Global Economic and Political Climate:
•	Changes in foreign currency rates

•	Changes in worldwide economic conditions

•	Changes in trade policies or tariffs

•	Changes in interest rates

•	Changes in stock prices

•	Changes in discount rates affecting the measurement of our pension and retiree medical liabilities

•	Political unrest

•	Possible disruption in commercial activities due to terrorist activity or armed conflict
➢	Competition and Demand:
•	Introduction of new products/technologies by competitors

•	Changes in the pricing policies of our competitors

•	Fluctuations in demand

•	Ability to maintain sales volume in the event of increased selling prices

•	Seasonal activity of certain of our businesses and weather conditions, particularly for the Salt segment
➢	Raw Material Supplies and Energy:
•	Limited resources for raw materials, potential for shortage

•	Volatility in raw material and energy prices

•	Ability to obtain increases in selling prices to offset increases in raw material and energy costs
➢	Capacity Limitations:
•	Capacity limitations in our manufacturing operations

•	Inefficiencies in the running of our manufacturing facilities

•	An incident affecting the Houston ship channel area, as it could significantly affect both our operations and our sources of supply

•	Disruptions in supply and capacity constraints

➢	Intellectual Property and Other Technology Issues:
•	Ability to protect such intellectual properties such as patents, trademarks, copyrights and trade secrets, especially in regions where intellectual property rights are not as strong as in the U.S.

•	Changes in customer requirements

•	Ability to develop new technology

•	Acceptance of new products/technologies in the marketplace
➢	Joint Ventures, Acquisitions, and other Alliances:
•	Ability to realize expected benefits from joint ventures, acquisitions or alliances
➢	Environmental Costs and Litigation Results:
•	Future developments and new environmental regulations

•	Litigation outcomes
➢	Talent:
•	Ability to attract, develop or retain quality employees
➢	Other risks and uncertainties detailed in Item 1A. Risk Factors or in our filings with the SEC
The following commentary should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements for the years ended December 31, 2007, 2006 and 2005.
We are a global specialty materials company that brings technology and innovation to the market to enhance the performance of end-use consumer products made by our customers. Our products are sold primarily for use in the building and construction, electronics, packaging and paper, industrial and other, transportation, household and personal care, water and food markets. Our Salt business has one of the most recognizable brand names in the world. We operate seven reportable segments: Electronic Materials Group (Electronic Technologies and Display Technologies), Specialty Materials Group (Paint and Coatings Materials, Packaging and Building Materials and Primary Materials), Performance Materials Group, and Salt.
2007 — A Year in Review
2007 represents another excellent year of performance for the company, resulting in record sales. The results reflect the company’s ability to operate in a dynamic world through superior execution of its business strategies. Significant items affecting the results of 2007 operations include:
•	The continued growth in our core businesses of the Electronic Materials Group and Paint and Coatings Materials;

•	The overall acceleration of growth in the Rapidly Developing Economies;

•	The investment in new facilities to expand our global research, technical service and manufacturing footprint; and,

•	The balanced deployment of cash for investment in growth initiatives, double-digit dividend increase, and stock repurchases.
In 2007, we reported sales of $8,897 million, an 8% increase over 2006, with reported earnings from continuing operations in 2007 of $660 million, or $3.12 per share, as compared to 2006 earnings from continuing operations of $755 million or $3.41 per share. The increase in sales was due to the favorable performance of Salt, robust demand in Electronic Materials and strong chemicals growth in Rapidly Developing Economies. The increase in sales was more than offset by deterioration in the U.S. building and construction markets; significantly higher than anticipated raw materials, energy and freight costs, and the disappointing operating performance of our Houston monomers plant, resulting in lower earnings per share.

Critical Accounting Estimates
Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses, assets, liabilities and equity and the disclosure of contingent assets and liabilities. Management considers an accounting estimate to be critical to the preparation of our financial statements when:
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
We are involved in litigation in the ordinary course of business involving employee, personal injury, property damage and environmental matters. Additionally, we are involved in environmental remediation and spend significant amounts for both company-owned and third-party locations. In accordance with GAAP, we are required to assess these matters to: 1) determine if a liability is probable; and 2) record such a liability when the financial exposure can be reasonably estimated. The determination and estimation of these liabilities are critical to the preparation of our financial statements. Accruals for estimated losses from environmental remediation obligations generally are recognized at the point during the remedial feasibility study when costs become probable and estimable. We do not accrue for legal costs expected to be incurred with a loss contingency.
In reviewing such matters, we consider a broad range of information, including the claims, demands, settlement offers received from governmental authorities or private parties, estimates performed by independent third parties, identification of other responsible parties and an assessment of their ability to contribute as well as our prior experience, to determine if a liability is probable and if the value is estimable. If both of these conditions are met, we record a reserve. These reserves include liabilities expected to be paid out within the next 10 years. If we believe that no best estimate exists, we accrue the minimum in a range of possible losses, and disclose any material, reasonably possible, additional losses. If we determine a liability to be only reasonably possible, we consider the same information to estimate the possible exposure and disclose any material potential liability. In addition, estimates for liabilities to be incurred between 11 to 30 years in the future are also considered only reasonably possible because the chance of a future event occurring is more than remote but less than probable. These loss contingencies are monitored regularly for a change in fact or circumstance that would require an accrual adjustment.
Our most significant reserves are those that have been established for remediation and restoration costs associated with environmental issues. As of December 31, 2007, we have $150 million reserved for environmental-related costs. We conduct studies and site surveys to determine the extent of environmental contamination and necessary remediation. With the expertise of our environmental engineers and legal counsel, we determine our best estimates for remediation and restoration costs. These estimates are based on forecasts of future costs for remediation and change periodically as additional and better information becomes available. Changes to assumptions and considerations used to calculate remediation reserves could materially affect our results of operations or financial position. If we determine that the scope of remediation is broader than originally planned, discover new contamination, discover previously unknown sites or become subject to related personal injury or property damage claims, our estimates and assumptions could materially change.
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
Our annual tax rate is determined based on our income, statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Tax law requires certain items to be included in the tax return at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities. The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns.
In the determination of our tax provision, we have recorded deferred income taxes on income from foreign subsidiaries which have not been reinvested abroad permanently as upon remittance to the United States such earnings are taxable. For foreign subsidiaries where earnings are permanently reinvested outside the United States, no additional United States income taxes have been provided.
We are subject to income taxes in both the United States and numerous foreign jurisdictions and are subject to audit within these jurisdictions. As a result, in the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record accruals for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We adjust these accruals, if necessary, upon the completion of tax audits or changes in tax law.
Since significant judgment is required to assess the future tax consequences of events that have been recognized in our financial statements or tax returns, the ultimate resolution of these events could result in adjustments to our financial statements and such adjustments could be material. Therefore, we consider such estimates to be critical to the preparation of our financial statements.
We believe that the current assumptions and other considerations used to estimate the current year accrued and deferred tax positions are appropriate. However, if the actual outcome of future tax consequences differs from our estimates and assumptions due to changes or future events, such as changes in tax legislation, geographic mix of earnings, completion of tax audits or earnings repatriation plans, the resulting change to the provision for income taxes could have a material impact on our results of operations, financial position or cash flows.
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
In the second quarter of 2007 and 2006, we completed our annual FAS 142 impairment review and determined that goodwill and indefinite-lived intangible assets were not impaired as of May 31, 2007 and 2006. We believe the current assumptions and other considerations used in the above estimates are reasonable and appropriate. A material adverse change in the estimated future cash flows of our business or significant increases in the WACC rate could result in the fair value falling below the book value of its net assets. This could result in a material impairment charge.
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
Certain assumptions are used to measure the plan obligations of company-sponsored defined benefit pension plans, post-retirement benefits, post-employment benefits (e.g., medical, disability) and other employee liabilities. Plan obligations and annual expense calculations are based on a number of key assumptions. These assumptions include the weighted-average discount rate at which obligations can be effectively settled, the anticipated rate of future increases in compensation levels, the expected long-term rate of return on assets, increases or trends in health care costs, and certain employee-related factors, such as turnover, retirement age and mortality. Management reviews these assumptions at least annually and updates the assumptions as appropriate to reflect our actual experience and expectations on a plan specific basis.
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
In determining annual expense for the U.S., Canada, and UK pension plans, we use a market-related value of assets rather than the fair value. The market-related value of assets is a smoothed actuarial value of assets equal to a moving average of market values in which investment income or loss is recognized over a five-year period. Accordingly, changes in the fair market value of assets are not immediately reflected in our calculation of net periodic pension cost. For our other plans, net periodic pension expense is determined using the fair value of assets.
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
The weighted-average discount rate, the rate of compensation increase and the estimated return on plan assets used in our determination of plan obligations and pension expense are as follows:

Weighted-average assumptions
used to determine benefit
obligation for years ended
December 31,	2007		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.

Discount rate	6.21%	5.66%	5.90%	5.09%
Rate of compensation increase	4.00%	4.24%	4.00%	3.91%

Weighted-average assumptions
used to determine net pension
expense for years ended
December 31,	2007		2006		2005
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Discount rate	5.90%	5.05%	5.70%	4.77%	5.80%	5.49%
Estimated return on plan assets	8.50%	6.72%	8.50%	6.97%	8.50%	7.37%
Rate of compensation increase	4.00%	3.91%	4.00%	3.88%	4.00%	4.14%

The following illustrates the annual impact on pension expense of a 100 basis point increase or decrease from the assumptions used to determine the net cost for the year ending December 31, 2007.

					Combined
	Weighted-Average Discount		Estimated Return on		Increase/(Decrease)
	Rate		Plan Assets		Pension Expense

(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

100 basis point increase	$(22)	$(10)	$(17)	$(7)	$(39)	$(17)

100 basis point decrease	33	11	17	7	50	18
The following illustrates the annual impact on postretirement benefit expense of a 100 basis point increase or decrease from the discount rate used to determine the net cost for the year ending December 31, 2007.

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

Reportable Segments at December 31, 2007
We operate seven reportable segments, as presented below. Additional information regarding the markets these segments serve can be found in Item 1. Business. Our sales and earnings by reportable operating segment and region are presented below.

Net Sales
	North				Segment
(in millions)	America	Europe	Asia-Pacific	Latin America	Eliminations	Total

Electronic Technologies
2007	$407	$230	$1,029	$—	$—	$1,666
2006	436	226	889	—	—	1,551
2005	371	206	742	—	—	1,319

Display Technologies
2007	$1	$—	$44	$—	$—	$45
2006	1	—	12	—	—	13
2005	—	—	13	—	—	13

Electronic Materials Group
2007	$408	$230	$1,073	$—	$—	$1,711
2006	437	226	901	—	—	1,564
2005	371	206	755	—	—	1,332

Paint and Coatings Materials
2007	$1,258	$396	$326	$140	$—	$2,120
2006	1,324	355	252	119	—	2,050
2005(1)	1,224	332	233	99	—	1,888

Packaging and Building Materials
2007	$701	$681	$320	$124	$—	$1,826
2006	733	649	282	112	—	1,776
2005	739	664	258	105	—	1,766

Primary Materials
2007	$460	$407	$45	$63	$1,103	$2,078
2006	456	327	40	54	1,102	1,979
2005	484	322	39	58	1,001	1,904

Segment Eliminations
2007	$—	$—	$—	$—	$(1,103)	$(1,103)
2006	—	—	—	—	(1,102)	(1,102)
2005	—	—	—	—	(1,001)	(1,001)

Specialty Materials Group
2007	$2,419	$1,484	$691	$327	$—	$4,921
2006	2,513	1,331	574	285	—	4,703
2005(1)	2,447	1,318	530	262	—	4,557

Performance Materials Group
2007	$410	$527	$209	$59	$—	$1,205
2006	420	473	184	57	—	1,134
2005	391	464	170	46	—	1,071

Salt
2007	$1,060	$—	$—	$—	$—	$1,060
2006	829	—	—	—	—	829
2005	925	—	—	—	—	925

Total
2007	$4,297	$2,241	$1,973	$386	$—	$8,897
2006	4,199	2,030	1,659	342	—	8,230
2005(1)	4,134	1,988	1,455	308	—	7,885

(in millions)	2007	2006	2005(1)

Net Earnings from Continuing Operations
Electronic Technologies	$299	$242	$146
Display Technologies	(17)	1	3

Electronic Materials Group	$282	$243	$149
Paint and Coatings Materials	246	258	250
Packaging and Building Materials	123	136	119
Primary Materials	82	158	163

Specialty Materials Group	$451	$552	$532
Performance Materials Group	100	77	54
Salt	87	40	57
Corporate	(260)	(157)	(176)

Total	$660	$755	$616

Note:

(1)	The results for the year ended December 31, 2005 have been reclassified to reflect Automotive Coatings as a discontinued operation (see Note 2 to the Consolidated Financial Statements).
Consolidated Results of Operations for the Years Ended December 31, 2005 through December 31, 2007
Net Sales and Gross Profits
In 2007, our consolidated net sales were $8,897 million, an increase of 8% or $667 million over 2006 net sales of $8,230 million. This increase was primarily driven by higher demand and favorable currencies. The Electronic Materials Group showed strong performance, with accelerating growth, particularly in the second half of the year. The Salt business showed strong performance, benefiting from favorable weather conditions in the fourth quarter, as well as improved product mix and pricing management. The Specialty Materials Group showed strong growth in all regions outside of North America, including Rapidly Developing Economies. The Performance Materials Group continued to benefit from stronger demand, particularly in the Asia Pacific and Latin America Regions, coupled with the impact of increased pricing and favorable currencies in Europe, which more than offset weakness in North America.
In 2006, our consolidated net sales were $8,230 million, an increase of 4% or $345 million over 2005 net sales of $7,885 million. This increase was primarily driven by higher demand and selling prices across most of our businesses, partially offset by currency. The key driver for the growth in sales was the strength of our Electronics Materials Group with a full-year sales increase of 17%. In addition, other parts of our portfolio also had strong full year sales results, with Paint and Coatings up 9%, Performance Materials up 6%, and Primary Materials up 4%. On a full-year basis, Salt was down 10%, reflecting the effects of the lower ice-control sales in the first and fourth quarters of 2006 as compared to 2005.

	2007 from 2006	2006 from 2005
Sales Change	%	%

Demand/Volume	4	3
Currency	3	(1)
Selling price	1	2

Total Change	8%	4%

(in millions)	2007	2006	2005

Gross profit	$2,467	$2,483	$2,373

As a percentage of sales	27.7%	30.2%	30.1%
Gross profit for 2007 was $2,467 million, a decrease of 1% from $2,483 million in 2006, on higher sales. The 250 basis point decrease in 2007 versus 2006 gross profit margin reflects the impact of higher raw material, energy and freight costs and the poor operating performance of our Houston monomer plant which more than offset increases in demand, currency and selling prices.

Gross profit for 2006 was $2,483 million, an increase of 5% from $2,373 million in 2005, on higher sales. Gross profit margin increased in 2006 to 30.2% from 30.1% in 2005 due to higher selling prices necessary to offset higher raw material, operating and energy costs. Favorable currencies and product mix also helped margins.
In 2008, we continue to anticipate higher and more volatile raw material and natural gas prices. To mitigate the impact of high and volatile raw material and energy costs, we have increased selling prices, and we are exercising control over discretionary spending, and utilizing swap, option and collar contracts. For further information regarding the impact of raw materials on our businesses, please see “Raw Materials” on page 14.
Selling and Administrative Expense

(in millions)	2007	2006	2005

Selling and administrative expense	$1,091	$1,041	$1,008

As a percentage of sales	12.3%	12.7%	12.8%
In 2007, selling and administrative expense decreased as a percentage of sales as positive sales growth more than offset the $50 million increase in costs in comparison to 2006. The increase in costs is primarily due to normal salary increases, the negative impact of currencies, costs related to the establishment of a European Headquarters in Switzerland, as well as additional costs resulting from acquisitions.
In 2006, selling and administrative expense increased $33 million or 3% to $1,041 million from $1,008 million in 2005. The increase largely reflects increased spending to support marketing and growth initiatives as well as the establishment of our European Headquarters in Switzerland. In addition, effective September 29, 2006, our vacation policy changed for certain U.S. employees. This change resulted in a $16 million decrease, of which $7 million, $6 million, and $3 million related to selling and administrative expenses, costs of goods sold, and research and development expense, respectively for the year ended December 31, 2006.
We believe that our cost savings initiatives will continue to reduce certain administrative costs as we improve efficiencies. However, we anticipate overall higher employee-related costs in 2008 as a result of normal salary increases and the increasing rate of healthcare costs. These increases will only partially be offset by lower pension costs, resulting from lower amortization of plan losses attributable to 2007 actuarial gains, higher discount rates, and our prior year plan contributions.
Research and Development Expense

(in millions)	2007	2006	2005

Research and development expense	$296	$286	$262

As a percentage of sales	3.3%	3.5%	3.3%
We spent $296 million on research and development in 2007, representing a 3% increase from $286 million in 2006. In 2006, we spent $286 million in research and development, a 9% increase from $262 million in 2005. The increases reflect higher employee-related costs as well as new growth initiatives in the Electronic Materials Group, Performance Materials Group and Paint and Coatings Materials businesses.
In 2008, we expect to spend approximately $335 million on research and development.
Interest Expense
Interest expense for 2007 increased $26 million from $94 million during 2006 to $120 million during 2007. The increase is primarily attributable to the issuance of new debt in September 2007 to fund a $1 billion accelerated share repurchase coupled with an increase in effective interest rates.
Interest expense for 2006 was $94 million, representing a 20% decrease from $117 million in 2005. The primary reason for the decrease was due to lower levels of debt and a lower overall effective interest rate. During 2006, we retired the remaining $100 million of our 7.40% notes due in 2009 and 8.25 billion of Japanese Yen denominated variable rate notes (approximately $70 million at September 30, 2006). During 2005, we retired $400 million in U.S. notes and exchanged 240 million Euro (approximately $284 million at December 31, 2005) in Euro-denominated notes for a more favorable effective interest rate and an extended term.

Amortization of Finite-lived Intangible Assets
Amortization of intangible assets for 2007, 2006 and 2005 was $57 million, $56 million, and $55 million respectively. The $1 million increase from 2006 to 2007 is mainly due to additional amortization of intangible assets primarily resulting from the acquisition of Eastman Kodak Company’s light management film technology assets on June 15, 2007 and the acquisition of an interest in the SKC Haas Display Film joint venture on December 1, 2007. The $1 million increase from 2005 to 2006 is primarily due to additional amortization of intangible assets resulting from the acquisition of Floralife®, Inc. in the second quarter of 2006.
Amortization of intangible assets is estimated to be approximately $61 million in 2008.
Restructuring and Asset Impairments

(in millions)	2007	2006	2005

Severance and employee benefits (net)	$10	$23	$19
Asset impairments, net of gains on sales	18	2	79
Other, including contract lease termination penalties	—	2	—

Amount charged to earnings	$28	$27	$98

Restructuring and Asset Impairments by Business Segment

(in millions)
Business Segment	2007	2006	2005

Electronic Technologies	$(2)	$(1)	$31
Display Technologies	4	—	—

Electronic Materials Group	$2	$(1)	$31
Paint and Coatings Materials	1	4	—
Packaging and Building Materials	2	5	54
Primary Materials	—	2	—

Specialty Materials Group	$3	$11	$54
Performance Materials Group	9	8	20
Salt	—	5	—
Corporate	14	4	(7)

Total	$28	$27	$98

Severance and Employee Benefits
For the year ended December 31, 2007, we recorded approximately $15 million of expense for severance and associated employee benefits, primarily associated with the elimination of 201 positions as part of our on-going efforts to reposition our business portfolio for accelerated growth by exiting non-strategic business lines, as well as to improve operating excellence through productivity initiatives in manufacturing, research and development, and business services. Reducing the effect of the 2007 charge were favorable adjustments of $5 million for severance and employee benefits due to fewer employee separations than originally anticipated related to 2005 and 2006 initiatives. The 2007 cost savings initiatives are expected to yield pre-tax savings of approximately $21 million annually. Of the initial 201 positions identified, we reduced the total number of positions to be affected by these initiatives by 9 to 192 positions in total. As of December 31, 2007, 72 positions have been eliminated.
For the year ended December 31, 2006, we recorded approximately $26 million of expense for severance and associated employee benefits associated with the elimination of 329 positions, primarily in our Paint and Coatings Materials, Performance Materials and Salt segments, concentrated in North America, and several North American support services functions. Our management approved restructuring initiatives to implement organizational alignments to support our Vision 2010 strategy and to further improve the efficiency of our manufacturing network. The organizational alignments included a more streamlined business structure, and deployment of resources to higher growth markets. The restructuring charge resulted from efficiency initiatives in North American Chemical and Salt businesses. The staffing reductions related to several of our manufacturing operations and were a direct result of changes in the execution of existing processes and productivity improvements, while support services staffing reductions were made possible as we continued to capitalize on the enhancements achieved through the implementation of our enterprise resource planning system. This charge was partially offset by $1 million of favorable adjustments to adequately reflect changes in estimates of remaining obligations related to severance payments within our global Graphic Arts business within our Packaging and Building Materials segment, an initiative announced in the first quarter of 2006. Additionally, there were favorable adjustments of $2 million related to severance and employee benefits due to fewer employee separations than originally anticipated offset by $2 million for lease contract obligations related to our 2005, and prior initiatives. The 2006 restructuring initiatives are expected to yield pre-tax savings of $33 million annually. Of the initial 329 positions identified, we reduced the total number of positions by 47 to 282 positions in total. As of December 31, 2007, 250 positions have been eliminated.
For the year ended December 31, 2005, our management approved restructuring initiatives to further improve the efficiency of our manufacturing network and support organization across several of our business segments. The 2005 restructuring initiatives involved the closing or partial shutdown of manufacturing facilities in North America, the United Kingdom and Germany, in addition to a North American research and development facility. Included in the net $19 million restructuring expense for 2005 were provisions for severance and employee benefits of $36 million for 590 employees company-wide, impacting virtually all areas including sales and marketing, manufacturing, administrative support and research personnel, and provisions for contract and lease terminations totaling $1 million. Offsetting the 2005 charge were favorable adjustments relating to prior years’ restructuring reserves of $17 million and $1 million, primarily related to severance and employee benefits due to fewer employee separations than originally anticipated as some employees were re-deployed and others filled positions left vacant through natural attrition and contract lease terminations, respectively. The 2005 cost savings initiatives are expected to yield pre-tax savings of approximately $35 million annually. Of the initial 590 positions identified, we reduced the total number of positions to be affected by these initiatives by 50 to 540 positions in total. As of December 31, 2007, 535 positions have been eliminated.
Asset Impairments
For the year ended December 31, 2007, we recognized approximately $24 million of fixed asset impairment charges. These impairments included the $13 million write-off within our Corporate segment of our investment in Elemica, an online chemicals e-marketplace, $5 million write-off related to our digital imaging business line within our Performance Materials segment, $4 million write-off of in-process research and development within our Display Technologies segment, comprised of $3 million and $1 million relating to the Eastman Kodak Company light management films assets acquired and SKC Haas joint venture, respectively, and a $2 million write-down of an investment within our Electronic Technologies segment to fair market value. These charges were offset by $6 million in gains related to sales of previously impaired assets.
For the year ended December 31, 2006, we recognized approximately $3 million of fixed asset impairment charges associated with the restructuring of our global Graphic Arts business within our Packaging and Building Materials segment. This charge was offset by $1 million for sales of previously impaired assets.
For the year ended December 31, 2005, $81 million of asset impairment charges were recognized for the impairment of certain finite-lived intangible and fixed assets across several of our chemical businesses and our Component Materials segment. Gains on sales of previously impaired assets offset the total asset impairment charge by $2 million. Of the total impairment charge, $50 million pertained to the impairment of fixed assets, while $31 million was an impairment charge recorded for certain finite-lived intangible assets to adjust their carrying value to their fair value.
Pension Judgment
As discussed in Note 26, we have recorded a non-cash charge in the third quarter of 2007 for $65 million ($42 million after-tax) to recognize the estimated potential impact of a court decision related to cost of living adjustments on our long-term pension plan obligations.
Loss on Early Extinguishment of Debt
In March 2005, we retired $400 million of our 7.4% notes due in 2009. The retirement resulted in a loss of $17 million.
Share of Affiliate Earnings, net
In 2007, we recorded affiliate net earnings of $22 million, an increase of $12 million in comparison to $10 million in 2006. The increase is primarily due to Viance, the new wood joint venture in our Performance Materials Group and increased earnings from an equity affiliate in our Electronic Materials Group. The Viance joint venture is 50% owned by Rohm and Haas and 50% owned by Chemical Specialties, Inc., a wholly owned subsidiary of Rockwood Holdings, Inc.
In 2006, we recorded affiliate net earnings of $10 million, an 11% increase from $9 million in 2005. The increase was primarily due to increased earnings from an equity affiliate in our Electronic Materials Group offset by decreased earnings from affiliates in the Packaging and Building Materials segment.

Other Income, net
In 2007, net other income decreased to $48 million from $53 million in 2006. The decrease is primarily attributable to a reduction in currency losses of $21 million offset by a decrease in interest and investment income of $13 million and a reduction in gains on fixed asset disposals of $4 million.
In 2006, net other income increased to $53 million from $43 million in 2005. The increase is primarily attributable to an increase in interest income of $10 million partially offset by an increase in currency losses of $8 million.
Year-over-year decrease in interest income is due to decreased average investments in money market funds and lower short-term interest rates.
Income Taxes
Full-year income tax expense was $206 million, reflecting an effective tax rate of 23.4 percent, as compared to $274 million, or an effective tax rate of 26.3 percent for the prior-year period. The tax benefit of the one-time pension charge as well as favorable tax valuation adjustments and other credits reduced 2007 tax expense by $33 million. Benefits from the favorable resolution of tax contingencies, refund claims and tax law changes reduced 2006 tax expense by $17 million. Excluding these tax items, the underlying effective tax rate for the year was approximately 25.3% compared to the 27.9% effective rate for the same period in 2006.
We anticipate that our full-year 2008 tax rate will be between 25% and 26%.
In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. We adopted FIN 48 effective January 1, 2007 and the provisions of FIN 48 have been applied to all income tax positions commencing from that date. We recognize potential accrued interest and penalties related to unrecognized tax benefits as income tax expense. The cumulative effect of applying the provisions of FIN 48, $9 million, has been reported as an adjustment to the opening balance of retained earnings as of January 1, 2007.
For the year ended December 31, 2006, we recorded a provision for income tax expense of $274 million reflecting an effective tax rate from continuing operations of 26.3% compared to $242 million or a 27.9% effective rate for earnings in 2005.
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
Results of Operations for the Years Ended December 31, 2005 through December 31, 2007 - By Business Segment
ELECTRONIC MATERIALS GROUP
The Electronic Materials Group comprises two reportable segments which provide materials for use in applications such as telecommunications, consumer electronics and household appliances. Overall sales for this Group were up 9% in 2007 over the prior year. Sales growth was weak in the first half due to an industry-wide slowdown in semiconductor production, but rebounded strongly beginning in the second half of the year. Earnings for 2007 were up 16% over the prior year for this Group.
Overall 2006 sales for the Electronic Materials Group increased 17% over the prior year period on strong demand across all businesses, especially in North America and Asia. Earnings in 2006 were up 63% over 2005.

The results for the Electronic Materials Group are reported under the two separate reportable segments as follows:
ELECTRONIC TECHNOLOGIES
Net sales in 2007 for the Electronic Technologies business reached $1,666 million, up 7%, or $115 million, versus net sales of $1,551 million in 2006. Demand was strong across all businesses, especially in Asia-Pacific. Sales in advanced technology product lines were up 13% versus the prior year. Sales from Semiconductor Technologies grew 10% over the prior year period, reflecting continued strength in sales of Chemical Mechanical Planarization (CMP) pads and slurries as well as advanced photoresists and related products. Circuit Board Technologies sales grew 6% as solid growth in Asia more than offset weaker demand in North America and Europe. Sales of photovoltaic products, primarily in Europe, began to gain traction this year. Packaging and Finishing Technologies sales were up only slightly versus last year as lower volumes of precious metal sales in North America offset 5% higher Process sales.
Full year earnings of $299 million were up significantly from the $242 million earned in 2006, reflecting increased sales of advanced technology products, mostly in Asia, and continued discipline in cost management.
Net sales in 2006 for the Electronic Technologies business were $1,551 million, up 18%, or $232 million, versus net sales of $1,319 million in 2005. Demand was strong across all businesses, especially in Asia and North America. Sales in advanced technology product lines were up 24% versus the prior year. Sales for Semiconductor Technologies grew 19% in 2006, reflecting continued strength in sales of CMP pads and slurries in all regions along with strong sales of advanced photoresists and related products both in Asia-Pacific and North America. Solid growth in Asia more than offset weaker demand in North America and generally flat conditions in Europe. The Circuit Board Technologies business grew 8% overall in 2006, mainly driven by strength in the Asia-Pacific region. Packaging and Finishing Technologies sales growth of 22% was driven by both Asia-Pacific and North America, with precious metal pass-through sales up significantly due to higher raw material prices. Process sales grew 4% year over year.
Full year earnings of $242 million were up significantly from the $146 million earned in 2005, reflecting increased sales of advanced technology products and continued discipline in cost management. 2006 earnings included a $1 million, after-tax, gain from the reversal of restructuring reserves; 2005 earnings included $20 million, after-tax, for restructuring charges.
DISPLAY TECHNOLOGIES
In June 2007, we acquired the net assets of Eastman Kodak Company’s light management films technology business, which produces advanced films that improve the brightness and efficiency of liquid crystal displays (LCD). In late November, we completed the formation of SKC Haas Display Films, a joint venture with SKC Incorporated of South Korea for the development, manufacture and marketing of advanced optical and functional films used in the flat panel display industry. These new businesses, along with process-related materials also used in the flat panel display industry and previously included as part of our Semiconductor Technologies unit, form the reportable segment now referred to as Display Technologies.
Net sales in 2007 for Display Technologies were $45 million, primarily reflecting the partial-year results of the newly acquired assets and joint venture referred to above. Net sales in 2006, which include only sales of process related materials previously included as part of Semiconductor Technologies, were $13 million.
The segment reported a net loss of $17 for 2007, reflecting the development stage nature of the newly acquired light management films technologies, as well as acquisition and purchase-accounting related charges, including the write-off of $3 million, after-tax, related to in-process research and development costs.
Sales in 2006 were $13 million, flat against the prior year. 2006 earnings were $1 million down from $3 million in 2005.

SPECIALTY MATERIALS GROUP
The Specialty Materials Group comprises three reportable segments that represent the majority of the company’s chemicals business, serving a broad range of end-use markets. Overall sales for this Group (after intersegment elimination) were up 5% in 2007 over the prior year, due to favorable currencies and increased demand. Earnings for 2007 were down 18% from the prior year for this Group. Increased sales were more than offset by higher raw material costs, unexpected operating difficulties at our Houston manufacturing facility and slowed demand in the U.S. We experienced strong growth in the first three quarters of the year and moderating growth in the fourth quarter of 2007.
Overall 2006 sales (after intersegment elimination) for the Specialty Materials Group increased 3% over the prior year period due mainly to higher selling prices, offset slightly by lower overall demand. Earnings in 2006 were up 4% over 2005.
The results for Specialty Materials Group are reported under the three separate reportable segments as follows:
PAINT AND COATINGS MATERIALS
In 2007, net sales from our Paint and Coatings Materials segment were $2,120 million, an increase of 3%, or $70 million, from net sales of $2,050 million in 2006. Favorable currencies as well as strong demand, sustained across all regions other than the U.S., and slightly higher pricing more than offset the slowed demand in the U.S. The slowed demand in the U.S. was due to weakness in the architectural paint market reflecting the pronounced slowdown in home improvements as well as lower existing and new home sales. In the fourth quarter, demand in Europe also moderated while Rapidly Developing Economies showed strong growth.
Earnings were $246 million in 2007 versus prior year earnings of $258 million. This decrease in earnings was driven by the unfavorable impact of lower demand in the U.S. combined with higher raw material and operating costs, partially offset by favorable currencies, higher selling prices and demand growth in other regions.
In 2006, net sales from our Paint and Coatings Materials segment were $2,050 million, an increase of 9%, or $162 million, from net sales of $1,888 million in 2005. The sales increase was driven by higher demand, selling prices and growth in all regions, led by growth in the Rapidly Developing Economies of China, India, Turkey, Eastern Europe, Southeast Asia and Latin America. In the decorative coatings markets, we saw strong acceptance of our differentiated low-VOC emulsion products for paint applications.
Earnings from continuing operations were $258 million in 2006 versus prior year earnings of $250 million. The favorable impact of higher volume and selling prices was largely offset by increases in raw material and operating costs, along with increases in selling and research expenses to drive growth initiatives.
PACKAGING AND BUILDING MATERIALS
In 2007, net sales from our Packaging and Building Materials segment were $1,826 million, an increase of 3%, or $50 million, from net sales of $1,776 million in 2006. The increase reflects the impacts of strong European currencies and higher pricing partially offset by lower demand. While Rapidly Developing Economies showed strong growth year over year, economic softness in the U.S. building and construction markets and some soft spots in Western Europe more than offset the demand growth. The overall lower demand is mainly the result of softness in the vinyl siding and windows profile markets in North America that use our plastics additives products and paper products in Western Europe.
Earnings of $123 million were down versus earnings of $136 million for 2006, a decrease of $13 million, or 10%. 2006 results included a $3 million, after-tax, charge primarily for restructuring and other one-time costs related to our Graphic Arts business. The earnings decline reflects increased raw material costs and lower demand, partially offset by favorable currencies and increased selling prices.

In 2006, net sales from our Packaging and Building Materials segment were $1,776 million, an increase of 1%, or $10 million, from net sales of $1,766 million in 2005. The increase reflects the impacts of higher pricing partially offset by lower demand. The overall lower demand reflects prior portfolio adjustments and slowing market growth in North America as the year progressed.
Earnings of $136 million were up $17 million versus earnings of $119 million in 2005. The 2005 results included a charge of $35 million, after-tax, related to the impairment of the synthetic leather business and reserves for a plant closure in Europe. Excluding the impairment charge, earnings declined by $18 million, reflecting higher raw material costs, lower demand and increased operating costs, partially offset by the impact of a one-time legal settlement, higher selling prices and lower selling and administrative costs.
PRIMARY MATERIALS

	Year Ended December 31,
(in millions)	2007	2006	2005

Total Sales	$2,078	$1,979	$1,904
Elimination of Inter-segment Sales	(1,103)	(1,102)	(1,001)

Third Party Sales	$975	$877	$903

In 2007, net sales for Primary Materials were $2,078 million, an increase of $99 million, or 5%, from prior year net sales of $1,979 million. Net sales for Primary Materials include sales to our internal downstream monomer-consuming businesses, primarily Paint and Coatings Materials and Packaging and Building Materials, along with sales to third party customers. Sales to external customers increased 11% to $975 million in 2007 from $877 million in the prior period, primarily due to a combination of higher volumes and favorable currencies, partially offset by lower selling prices. Sales to our downstream businesses were flat.
Earnings of $82 million in 2007 decreased 48% from $158 million in 2006. The reduction in earnings can be attributed to higher raw material costs, lower selling prices and a series of unplanned operating issues earlier this year. The negative impact in 2007 of unexpected operating difficulties at our Houston manufacturing facility is approximately $35 million after-tax.
In 2006, net sales for Primary Materials were $1,979 million, an increase of $75 million, or 4%, from prior year net sales of $1,904 million. Sales to external customers decreased 3% to $877 million in 2006 from $903 million in the prior period, primarily due to lower volumes and lower selling prices. Sales to our downstream businesses were 10% higher due primarily to higher selling prices and slightly higher volumes.
Earnings of $158 million in 2006 decreased from $163 million in 2005. The negative impact on earnings of lower selling prices to third party customers was partially offset by the benefits of slightly higher volumes and improved plant operations. Results in 2005 included $27 million, after-tax, for expenses associated with unplanned plant outages at our Houston manufacturing facility.
We anticipate that global monomer supply will increase again during 2008 as a result of new production facilities that have come on line. We expect the supply dynamics to continue to create downward pressure on Primary Materials pricing and margins in the upcoming year.
PERFORMANCE MATERIALS GROUP
Net sales for the Performance Materials Group reached $1,205 million for the ended December 31, 2007, an increase of 6%, or $71 million, versus sales of $1,134 million in 2006. Stronger demand in the Asia Pacific and Latin American regions, coupled with the impact of increased demand and favorable currencies in Europe, more than offset overall economic weakness in North America.

Net sales for Process Chemicals and Biocides were $755 million, an increase of 8%, or $52 million over sales in 2006. Demand was strong across all regions except North America due to weakness in building and construction markets. In the Rapidly Developing Economies, particularly China and Central and Eastern Europe and Turkey, the ion exchange business saw increased demand in the industrial water treatment and mining markets. The business also realized solid growth in new markets, such as biodiesel and potable water. Net sales for Powder Coatings were $335 million, an increase of 1%, or $3 million over sales of $332 million in 2006. The sales increase was driven by the impact of favorable currencies and higher pricing, partially offset by weaker demand. Net sales for the other businesses, including AgroFresh, Advanced Materials and Digital Imaging, increased 15%, or $15 million from $100 million in 2006 to $115 million in 2007. This increase was mainly driven by continued growth of our patented 1-methylcyclopropene (1-MCP) technology in AgroFresh and increased demand in Advanced Materials.
Earnings for 2007 of $100 million include $6 million after-tax impact of restructuring and asset impairment charges, mainly associated with exiting the Digital Imaging business. Excluding restructuring and asset impairment charges earnings increased $24 million, or 29% compared to 2006. The earnings increase is due to increased demand, higher selling prices, the impact of favorable currencies, and improvement year-over-year in the Powder Coatings business. The 2007 results include additional investment in more advanced applications in ion exchange and biocides such as bio-processing, advanced water treatment and microbial protection, and the expansion of the 1-MCP technology from our AgroFresh business for additional high-value applications in both horticultural and agronomic markets.
In 2006, net sales from Performance Materials Group of $1,134 million were up 6%, or $63 million, from prior year sales of $1,071 million, primarily due to increased demand and higher selling prices, partially offset by unfavorable currencies. The strength in demand reflects improved sales in specialty products and biocides. Sales in Process Chemicals and Biocides increased 5%, reflecting stronger demand across all businesses and regions, as well as higher selling prices, partially offset by unfavorable currencies. Sales for Powder Coatings were up 3% from 2005, reflecting selling price increases and improved product mix, partially offset by lower demand, especially in Europe.
Earnings of $77 million in 2006 were up from $54 million in 2005. 2006 earnings include $5 million, after-tax, in restructuring charges while the comparable charges in 2005 were $14 million, after-tax. Higher selling prices and favorable operating costs more than offset higher raw material costs, increased selling, administrative and research spending to support growth initiatives.
SALT
For the year 2007, net sales from Salt were $1,060 million, an increase of 28% versus prior period net sales of $829 million. The increase reflects a significant improvement in ice control volumes as a result of favorable weather conditions, which raised demand for highway de-icing salt by 72%, compared with mild winter conditions present in 2006. Sales of consumer and industrial salt products increased by 9% compared with last year as a result of improved demand, product line management, and mix in the consumer and industrial markets. Favorable currencies also contributed to the improvement in sales, in 2007 compared with 2006.
Earnings for 2007 of $87 million increased by $47 million, or 118%, compared to earnings of $40 million in 2006. Earnings were largely impacted by improved demand for ice control related products. Improved demand and favorable mix in the industrial and consumer markets, as well as company-wide cost improvement initiatives, also contributed to the earnings improvement compared with the prior year. Earnings in 2006 included $4 million, after-tax, in restructuring and asset impairment charges.
For the year 2006, net sales from Salt were $829 million, a decrease of 10% versus prior period net sales of $925 million. The decrease reflects a significant drop in ice control volumes in both the first and fourth quarters of 2006 as a result of mild weather conditions, which significantly lowered demand for highway de-icing salt. Higher selling prices, favorable mix, and favorable currencies only partially offset the decline in ice control volume.
Earnings for 2006 of $40 million, which include $4 million, after-tax, in restructuring charges, decreased by $17 million compared to earnings of $57 million in 2005. Earnings were largely impacted by the unseasonably mild weather and the resulting reduction in ice control volumes. Increases in distribution, production and material costs during 2006 were partially offset by the impact of improved selling prices and favorable mix.

In the second quarter of 2007, we disclosed that we were exploring strategic options for our Salt business. While we had intended to finalize a path forward for this business by the end of 2007, recent turmoil in the financial markets makes it likely that this will take longer than anticipated. Our decision and timing will be governed by our commitment to maximize value for our shareholders. At this point, we are “on hold” pending a return to more normality in the markets.
CORPORATE
Corporate after-tax expense of $260 million for the year ended December 31, 2007, increased from $157 million in the prior year period primarily due to the recognition of the estimated one-time non-cash after-tax pension charge of $42 million. Other factors contributing to the increase were higher non-recurring costs associated with establishing the European Headquarters in Switzerland, as well as higher interest expense due to higher effective interest rates and the issuance of $1.1 billion in new debt in September of 2007 to fund an accelerated share repurchase.
For the year ended December 31, 2006, corporate after-tax expenses were $157 million, down from $176 million in 2005. The change was primarily driven by lower interest expense, the absence of prior year charges for a loss on the early extinguishment of debt, an adjustment for share-based compensation, lower environmental remediation charges, and higher interest income, partially offset by higher restructuring and shared service expenses, and the absence of favorable tax reserve and valuation allowance adjustments recognized in 2005.
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
Having determined that sufficient cash is expected to be generated from operating activities to support at least $1 billion in additional debt, we issued new debt during the third quarter of 2007 to support our announced $1 billion accelerated share repurchase. We believe that we have the financial flexibility needed to support our Vision 2010 strategy, and maintain investment grade credit quality ratios.
As of December 31, 2007, our company’s debt ratio (total debt in proportion to total debt plus stockholders’ equity) was 51%, up from 34% as of December 31, 2006 and cash provided by operating activities was approximately 29% of our year-end debt (cash from operating activities in proportion to total debt). We expect to maintain our debt ratio at approximately 50%, while growing cash from operating activities. Maintenance of a strong balance sheet well-covered by our cash flows remains a key financial policy. We intend to employ a balanced approach to cash deployment that will enhance stockholder value through:
•	Reinvesting in core businesses to drive profitable growth through our capital expenditure program;

•	Investing in new platforms that address the growing needs in water, energy, hygiene, food, and other areas in the developed and developing worlds;

•	Supplementing our organic growth with highly selective acquisitions which bring a growth platform technology or geographic supplement to our core businesses;

•	Continuing to pay higher cash dividends to our stockholders (dividend payouts have increased at an average 10.6% compound annual growth rate since 1978); and

•	Repurchasing shares to improve overall returns to our stockholders.

In the year ended December 31, 2007, our primary source of cash was from operating activities and the issuance of long-term debt. Our principal uses of cash were stock repurchases reduction of debt, capital expenditures, dividends, and acquisitions. These are summarized in the table below:

	Year Ended
	December 31,
(in millions)	2007	2006

Cash provided by operating activities	$963	$840
Issuance of long-term debt	1,394	23
Stock repurchases	(1,462)	(264)
Stock option exercise proceeds	46	74
Repayments of long-term debt	(441)	(182)
Capital expenditures	(417)	(404)
Acquisitions	(117)	(46)
Dividends	(303)	(283)
Our cash flow statement includes the combined results of our continued and discontinued operation for all periods presented.
Cash Provided by Operating Activities
For the year ended December 31, 2007, cash provided by operating activities of $963 million exceeded the $840 million provided for the year ended December 31, 2006 by $123 million or 15%. Lower net earnings were primarily offset by increases in non-cash items, most notably the non-cash pension adjustment recorded in the third quarter of 2007. Lower net working capital needs driven by lower inventories, reduced pension funding and income tax payments were only partially offset by an increase in accounts receivable yielding the year over year increase in operating cash flows. The reduction in inventories was primarily driven by our Salt business as a result of a more typical winter in comparison to unseasonably warm weather in the prior year. Sales in the Salt business as well as Rapidly Developing Economies were the primary reason for the increase in accounts receivable which were driven by higher year end sales in 2007 versus 2006.
Approximately 70% of 2007 cash provided by operating activities was generated during the second half of the year. This is typical of our seasonality with cash from operating activities concentrated in the third and fourth quarters due to working capital patterns in some of our core businesses, such as Paint and Coatings Materials and Salt, as well as the timing of certain annual payments such as employee bonuses, interest on debt and property taxes, which have been concentrated in the first half of the year. We expect 2008 cash from operating activities to be in the $1 billion range.
Pension Plan and Postretirement Benefit Plan Funding and Liability
As of December 31, 2007, our U.S. ERISA qualified pension plans together with the qualified plans in the UK and Canada represented approximately 86% of our global qualified and non-qualified pension plan liabilities and approximately 93% of plan assets. Pension plans offered in our Western Europe and Asia locations account for the majority of the balance of plan assets and liabilities.
In 2007, we contributed approximately $84 million to our global qualified and non-qualified pension plans as well as our postretirement healthcare plans, down from the $256 million in the prior year period primarily because we were not required to contribute in 2007 to our U.S. pension trust. During 2006, we increased the funding of our U.S. pension and other postretirement employee benefit plans on a tax-deductible basis by voluntarily contributing $149 million to our trust. Of this total, $137 million was designated to fund pension benefits and the remaining $12 million to fund retiree health care. For 2007, total funding for international plans was approximately $30 million, $27 million less than the prior year period, with $11 million of the 2007 amount used to fund shortfalls in our UK pension trust. 2006 contributions included a $24 million contribution to fund shortfalls in our Canadian pension trust.
We are not required, nor do we expect to make contributions to our U.S. pension trust during 2008. We do expect to contribute approximately $79 million to fund both non-U.S. qualified pension, non-qualified pension and other postretirement plans. Funding requirements for subsequent years are uncertain and will depend on changes in assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plans, and any legislative or regulatory changes affecting plan funding requirements. See Contractual Obligations table for our forecasted qualified pension plan contributions, and non-qualified pension and postretirement benefit plan contributions, which reflect expected benefit payments. The company may increase, accelerate, decrease or delay contributions to the plans to the extent permitted by law.

The surplus in the U.S. qualified pension plans improved during 2007 as these plans increased their funded status from $104 million as of December 31, 2006 to $163 million as of December 31, 2007 primarily due to a higher discount rate and prior service gains related to plan provision changes approved in 2007. While these changes decreased the U.S. plans’ projected benefit obligation (PBO), the reduction was partially offset by the recording of a $65 million increase in the U.S. PBO to recognize the estimated potential impact of a court decision related to cost of living adjustments on our long term pension plan obligations. See Note 26 for more information on the court ruling.
The unfunded status of the non-U.S. plans increased from $78 million to $98 million during 2007 due to lower returns on plan assets, and additional plan liabilities assumed from the acquisition of a controlling interest in a joint venture in Korea. This increase in plan liabilities of our non-U.S. plans was tempered by higher discount rates on the plans’ projected benefit obligation.
Global qualified and non-qualified pension expense increased from $101 million in 2006 to $129 million in 2007 largely due to the $65 million related to the court ruling covering cost of living adjustments (“COLA”) on our long term pension plan obligations. This increase was partially offset by a decrease in expense within our U.S. plans due to lower amortization of plan losses attributable to actuarial gains achieved in 2006. In addition, the growth in asset levels for the U.S. plan during 2006 increased the plans’ expected return on plan assets in 2007.
The actuarial gains that occurred during 2007 will reduce the unrecognized loss being amortized over the average expected future working lifetime of active participants, which varies by plan and ranges from 6 to 23 years. As a result, global qualified and non-qualified pension expense in 2008 is expected to decrease approximately $89 million to $40 million with final expense dependent on results of the 2008 actuarial valuations of the plans.
Capital Expenditures
We manage our capital expenditures to take advantage of growth and productivity improvement opportunities as well as to fund ongoing environmental protection and plant infrastructure requirements. We have a well defined review procedure for the authorization of capital projects. Capital expenditures in 2007 were higher than prior year expenditures due to several large projects, including projects in Rapidly Developing Economies. Significant capital additions include:
➢	2007

(1)	Construction of new Paint and Coatings plants in Mexico, India, and China;
(2)	Environmental regulation compliance projects at Manistee and Silver Springs;
(3)	Technology infrastructure enhancements; and
(4)	Construction of new Packaging and Building Materials plant in Turkey.

➢	2006

(1)	Completion of the new research and development center in Shanghai, China;
(2)	Opening of the new CMP Research and Manufacturing Center in Taiwan;
(3)	A project in our Louisville, Kentucky Plant to meet new environmental requirements;
(4)	Expansions in our Qingpu, China and Weeks Island, Louisiana Plants to increase capacity; and
(5)	Construction of new manufacturing facilities in Queratero, Mexico and Chennai, India.

➢	2005

(1)	Construction of a new research and development center in Shanghai, China which was completed in 2006;
(2)	Capacity initiatives within the North American emulsion manufacturing locations;
(3)	Process control systems at our Knoxville, Tennessee facility; and
(4)	Volatile organic compound reduction and quality/capacity improvements at our Chauny, France facility.

Expenditures for the past three years, categorized by primary purpose of project, are presented below:

(in millions)	2007	2006	2005

Cost savings and infrastructure	$276	$263	$248
Capacity additions and new products	102	65	61
Research facilities and equipment	27	65	15
Capitalized interest cost	12	11	9

Total	$417	$404	$333

Spending for environmental protection equipment included in several of the categories in the table shown above, was $59 million in 2007, $63 million in 2006 and $42 million in 2005. Projected capital expenditures in 2008 of approximately $525 million are expected to be well above depreciation expense as we continue to reshape our footprint and make growth investments to drive Vision 2010.
Dividends
Common stock dividends have been paid each year since 1927. The payout has increased at an average of 10.6% compound annual growth rate since 1978.

	Dividend Paid	Amount
Year	(Per common share)	(In millions)
2005	$1.12	$250
2006	$1.28	$283
2007	$1.44	$303

Share Repurchase Program
In December 2004, our Board of Directors authorized the repurchase of up to $1 billion of our common stock through 2008, with the timing of the purchases depending on market conditions and other priorities for cash. During 2007, we spent $462 million to purchase 8.5 million shares to complete this program. Over the term of the authorization, we had repurchased nearly $1 billion of our stock or 20.2 million shares.
In July 2007, our Board of Directors authorized the repurchase of up to another $2 billion of our common stock, the first $1 billion of which was purchased in September 2007 and financed with debt and the remainder of the share repurchases will be funded from available cash through 2010. See Note 22 for additional information.
Liquidity and Debt
As of December 31, 2007, we had $268 million in cash, including restricted cash, and $3,297 million in debt compared with $596 million and $2,081 million, respectively, as of December 31, 2006. A summary of our cash and debt balances is provided below:

	December 31,	December 31,
(in millions)	2007	2006

Short-term obligations	$158	$393
Long-term debt	3,139	1,688

Total debt	$3,297	$2,081

Cash and cash equivalents	$265	$593
Restricted cash	3	3

Total	$268	$596

Debt
In September 2007, we issued $1.1 billion in long-term debt at an effective interest rate of 6.2%. The debt proceeds were used to finance a $1 billion accelerated share repurchase and the remaining $100 million of the debt proceeds were used to reduce commercial paper outstanding and pay debt issuance costs. The addition of this new debt was consistent with our Vision 2010 financial policies as announced during the third quarter of 2007. As a result of the issuance, Standard and Poor’s and Moody’s changed our senior unsecured debt ratings from A minus and A3 to BBB and Baa1, respectively, both with stable outlooks. Our short-term commercial paper ratings are unchanged at A2 and P2 by Standard and Poor’s and Moody’s, respectively. We believe these investment grade ratings are consistent with the objectives of our long-term financial policies.
In March 2007, we issued €175 million of 4.50% Private Placement Senior Notes due March 9, 2014. We also retired our 6.0% notes for €160 million upon maturity and early retired at par $19 million of our 8.74% notes. Interest expense increased in the third and fourth quarters of 2007, consistent with our higher debt levels. We expect interest expense to run at a quarterly rate of approximately $42 million during 2008.
At December 31, 2007, we had $40 million in commercial paper outstanding. Other short-term debt was primarily composed of local bank borrowings. During 2007, our primary source of short-term liquidity was cash from operating activities, commercial paper, and bank borrowings. In September 2007, we expanded our syndicated revolving credit facility from $500 million to $750 million, and in December 2007, we extended this facility through December 2012. We have no plans to draw on this facility.
Use of Derivative Instruments to Manage Market Risk
We use derivative instruments to reduce volatility arising from conducting our business in a variety of currencies, financing at long- and short-term interest rates and pricing our raw materials at market prices.
We sell products, purchase materials, and finance our operations internationally. These activities result in assets and liabilities the values of which are exposed to exchange rate fluctuation. During the year ended December 31, 2007, exchange rate movements increased the carrying value of these balance sheet positions by $29 million after tax. During the same period the derivative instruments we entered to counter-balance these exposures generated losses which, taken together with the effects of exchange rates on underlying balance sheet positions, resulted in an immaterial net earnings impact as intended (see Note 5, Financial Instruments). All other derivative instruments used $43 million in cash and generated $8 million in after-tax gains during the year ended December 31, 2007. As of December 31, 2007, all derivative contracts represented a $20 million after-tax liability compared with a $7 million liability at December 31, 2006.
Contractual Obligations
The following table provides contractual obligations and commitments for future payments:

(in millions)		Payments due by period
Contractual obligations	Total	Within 1 year	2-3 years	4-5 years	Over 5 years

Operating Activities:
Operating leases	$209	$68	$89	$52	$—
Interest on long-term debt	2,540	180	359	359	1,642
Raw material purchase obligations(1,2)	1,119	725	222	92	80
Purchase obligations, other (1,2)	323	116	113	94	—
Pension and other employee benefit funding (3)	624	79	159	161	225
FIN 48 liabilities(5)
Deferred revenue	41	8	14	12	7
Financing Activities:
Long-term debt, including current portion	3,147	8	—	439	2,700
Investing Activities:
Construction commitments	74	74	—	—	—
Other Activities:
ESOP loan guarantees	104	14	26	22	42
Interest on ESOP loan guarantees	140	6	14	18	102

Total contractual cash obligations(4)	$8,321	$1,278	$996	$1,249	$4,798
Notes:
(1)	For our requirements contracts, we have assumed that our existing business segments will require materials and services generally consistent with prior years. The amount of the obligation is based upon either projected requirements or historical spend. Our purchase obligations include raw materials, indirect materials, traffic and logistics, utilities and energy, information technology and communications contracts.

(2)	These obligations include evergreen contracts that renew automatically until specifically cancelled by either party. We have assumed that our evergreen contracts will continue through 2008.

(3)	Qualified pension plan contributions depend upon changes in assumptions used to calculate plan funding levels, the actual return on plan assets, changes in employee groups covered by the plans, and any legislative or regulatory changes affecting plan funding requirements; therefore we have only forecasted funding requirements for 5 years due to the fact that significant assumptions are required. As such, the funding requirements disclosed are subject to change. The non-qualified plan and other employee benefits reflect expected future benefit payments, which are forecasted out through 2016. See Note 9 to our Consolidated Financial Statements.

(4)	In July 2007, our Board of Directors authorized the repurchase of up to another $2 billion of our common stock, the first $1 billion of which was purchased in September 2007 and financed with debt and the remainder of the share repurchases will be funded from available cash through 2010. See Note 22 for additional information.

(5)	On January 1, 2007, we adopted the provisions of FIN 48. See Note 7 Income Taxes. As of December 31, 2007, we had approximately $117 million of tax liabilities, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities.
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
Accruals
We have provided for costs to remediate former manufacturing and waste disposal sites, including Superfund sites, as well as our company facilities. We consider a broad range of information when we determine the amount necessary for remediation accruals, including available facts about the waste site, existing and proposed remediation technology and the range of costs of applying those technologies, prior experience, government proposals for these or similar sites, the liability of other parties, the ability of other Potentially Responsible Parties (“PRPs”) to pay costs apportioned to them and current laws and regulations. Reserves for environmental remediation that we believe to be probable and estimable are recorded appropriately as current and long-term liabilities in the Consolidated Balance Sheets. These reserves include liabilities expected to be paid out within the next 10 years. Accruals for estimated losses from environmental remediation obligations generally are recognized at the point during the remedial feasibility study when costs become probable and estimable. We do not accrue for legal costs expected to be incurred with a loss contingency. We assess the accruals quarterly and update them as additional technical and legal information becomes available. However, at certain sites, we are unable, due to a variety of factors, to assess and quantify the ultimate extent of our responsibility for study and remediation costs. If we believe that no best estimate exists, we accrue the minimum in a range of possible losses, and disclose any material, reasonably possible, additional losses. If we determine a liability to be only reasonably possible, we consider the same information to estimate the possible exposure and disclose any material potential liability. In addition, estimates for liabilities to be incurred between 11 to 30 years in the future are also considered only reasonably possible because the chance of a future event occurring is more than remote but less probable. These loss contingencies are monitored regularly for a change in fact or circumstance that would require an accrual adjustment. We have identified reasonably possible loss contingencies related to environmental matters of approximately $124 million at December 31, 2007. The amounts charged to pre-tax earnings for environmental remediation and related charges are included in cost of goods sold and are presented below:

(in millions)	Balance

December 31, 2005	$147
Amounts charged to earnings	25
Amounts spent	(31)

December 31, 2006	$141
Amounts charged to earnings	37
Amounts spent	(28)

December 31, 2007	$150

Wood-Ridge/Berry’s Creek
The Wood-Ridge, New Jersey site (“Site”), and Berry’s Creek, which runs past this Site, are areas of environmental significance to the Company. The Site is the location of a former mercury processing plant acquired many years ago by a company later acquired by Morton International, Inc. (“Morton”). Morton and Velsicol Chemical Corporation (“Velsicol”) have been held jointly and severally liable for the cost of remediation of the Site. The New Jersey Department of Environmental Protection (“NJDEP”) issued the Record of Decision documenting the clean-up requirements for the manufacturing site in October 2006. The Company has submitted a work plan to implement the remediation, and will enter into an agreement or order to perform the work in the first half of 2008. The trust created by Velsicol will bear a portion of the cost of remediation, consistent with the bankruptcy trust agreement that established the trust. In addition, the Company is in discussions with approximately one dozen non-settling parties, including companies whose materials were processed at the manufacturing site, to resolve their share of the liability for a portion of the remediation costs. Our ultimate exposure at the Site will depend on clean-up costs and on the level of contribution from other parties.
With regard to Berry’s Creek, and the surrounding wetlands, the Environmental Protection Agency (“EPA”) has issued letters to over 150 PRPs for performance of a broad scope investigation of risks posed by contamination in Berry’s Creek. Performance of this study is expected to take at least six years to complete once begun. The PRPs have formed a representative group of over 100 PRPs, and are negotiating a scope of work for the study and an Administrative Order to perform the work through common technical resources and counsel. It is not yet known how many parties will ultimately sign the Administrative Order. Today, there is much uncertainty as to what will be required to address Berry’s Creek, but investigation and cleanup costs, as well as potential resource damage assessments, could be very high and our share of these costs could possibly be material to the results of our operations, cash flows and consolidated financial position.
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
Capital spending for new environmental protection equipment was $59 million, $63 million and $42 million in 2007, 2006 and 2005, respectively. Spending for 2008 and 2009 is expected to approximate $53 million and $33 million, respectively. Capital expenditures in this category include projects whose primary purposes are pollution control and safety, as well as environmental projects intended primarily to improve operations or increase plant efficiency. Capital spending does not include the cost of environmental remediation of waste disposal sites.
The cost of managing, operating and maintaining current pollution abatement facilities was $159 million, $151 million and $153 million in 2007, 2006 and 2005, respectively, and was charged against each year’s earnings.
Climate Change
There is an increasing global focus on issues related to climate change and particularly on ways to limit and control the emission of greenhouse gases, which are believed to be associated with climate change. Some initiatives on these topics are already well along in Europe, Canada and other countries, and related legislation has passed or is being introduced in some U.S. states. In addition, the Supreme Court decision in Massachusetts v. EPA, holding that greenhouse gases, including carbon dioxide (CO2), are “air pollutants” subject to regulation by EPA, has increased the likelihood of federal regulatory or legislative action.
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
Due to the nature of our business, we have emissions of carbon dioxide (CO2) primarily from combustion sources, we also have some minor process by-product CO2 emissions. Our emissions of other greenhouse gases are infrequent and minimal as compared to CO2 emissions. We have therefore focused on ways to increase energy efficiency and curb increases in greenhouse gas emissions resulting from growth in production in addition to lowering the energy usage of existing operations. Although the general lack of specific legislation prevents any accurate estimates of the long-term impact on the Company, any legislation that limits CO2 emissions may create a potential restriction to business growth by capping consumption of traditional energy sources available to all consumers of energy, including Rohm and Haas. Capping consumption could result in: increased energy cost, additional capital investment to lower energy intensity and rationed usage with the need to purchase greenhouse gas emission credits. Our Manufacturing Council, comprised of facility plant managers, has a global effort underway to improve our energy efficiency at all of our locations through energy audits, sharing best practices and in some cases installation of more efficient equipment. We will continue to follow these climate change issues, work to improve the energy efficiencies of our operations, work to minimize any negative impacts on company operations and seek technological breakthroughs in energy supply and efficiency in both Company operations and product development.

Litigation
We are involved in various kinds of litigation, principally in the United States. We strive to resolve litigation where we can through negotiation and other alternative dispute resolution methods such as mediation. Otherwise, we vigorously prosecute or defend lawsuits in the courts.
Significant litigation is described in Note 26 to the Consolidated Financial Statements.
Acquisitions and Divestitures
Significant acquisitions and divestitures are discussed in Note 2 to the Consolidated Financial Statements.
Working Capital
For 2007, working capital decreased by 6 days as compared to 2006 due to a reduction in inventory partially offset by an increase in customer receivables. The reduction in days in inventories was primarily driven by our Salt business as a result of a more typical winter in comparison to unseasonably warm weather in the prior year. Sales in Salt business as well as Rapidly Developing Economies were the primary reason for the increase in accounts receivable which were driven by higher year end sales in 2007 versus 2006.
Details about two major components of working capital at the end of 2007 and 2006 are summarized below:

(millions)	2007	2006

Inventories
Year-end balance	$1,024	$984
Annual turnover	6.4x	6.5x

Days cost of sales in ending inventory	54	62

Customer receivables, net
Year-end balance	$1,610	$1,316
Annual turnover	6.0x	6.2x

Days sales outstanding	60	58

Notes:
•	Days sales outstanding were calculated by dividing ending net customer receivables by daily sales for the fourth quarter.

•	Days cost of sales in ending inventory was calculated by dividing ending inventory by daily cost of sales for the fourth quarter.

•	For customer receivables, annual turnover figures are calculated by dividing annual sales by the average customer receivables balance.

•	For inventories, annual turnover figures are calculated by dividing cost of goods sold by the average inventory balance.
Asset Turnover equals sales divided by average year-end assets. Asset turnover was 0.9x in 2007, 0.9x in 2006 and 0.8x in 2005.

ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED
Non-controlling Interests
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 160, “Non-controlling Interests in Consolidated Financial Statements,” which amends ARB No. 51. SFAS No. 160 establishes accounting and reporting standards that require 1) non-controlling interests held by non-parent parties be clearly identified and presented in the consolidated statement of financial position within equity, separate from the parent’s equity and 2) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly presented on the face of the consolidated statement of income. SFAS No. 160 also requires consistent reporting of any changes to the parent’s ownership while retaining a controlling financial interest, as well as specific guidelines over how to treat the deconsolidation of controlling interests and any applicable gains or loses. This statement will be effective for financial statements issued in 2009. We are currently assessing the impact to our Consolidated Financial Statements.
Business Combinations
In December 2007, the FASB issued SFAS No. 141R, “Business combinations” (“FAS 141R”), which replaces FAS 141. FAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We will be required to adopt FAS 141R on January 1, 2009. We are currently assessing the impact of FAS 141R on our Consolidated Financial Statements.
Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards
In November 2006 and in March 2007, the EITF met and issued EITF No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards,” in order to clarify the recognition of the income tax benefit received from dividends paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified nonvested share options charged to retained earnings. EITF No. 06-11 states that the income tax benefit received from dividends paid on equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified nonvested share options should be charged to retained earnings, and should be recognized as an increase to additional paid-in capital. EITF No. 06-11 is to be applied prospectively to the income tax benefits on equity classified employee share-based payment awards that are declared in fiscal years beginning after September 15, 2007. We do not believe this will have a material impact to our Consolidated Financial Statements.
Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We do not anticipate electing the SFAS 159 option for our existing financial assets and liabilities and therefore do not expect the adoption of SFAS 159 to have any impact on our Consolidated Financial Statements.
Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. For financial assets and liabilities, SFAS No. 157 is effective for us beginning January 1, 2008. In February 2008, the FASB deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. We believe the impact will not require material modification of our fair value measurements and will be substantially limited to expanded disclosures in the notes to our Consolidated Financial Statements relating to those notes that currently have components measured at fair value. We will continue to assess the impact on our future financial statements.

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
We have established policies governing our use of derivative instruments. We do not use derivative instruments for trading or speculative purposes, nor are we a party to any leveraged derivative instruments or any instruments for which the fair market values are not available from independent third parties. We manage counter-party risk by entering into derivative contracts only with major financial institutions of investment grade credit rating and by limiting the amount of exposure to each financial institution. The terms of certain derivative instruments contain a credit clause where each party has a right to settle at market if the other party is downgraded below investment grade. As of December 31, 2007, the fair market value of all derivative contracts in our Consolidated Balance Sheet was a net liability of $33 million pre-tax. All of these contracts were with investment grade financial institutions.
We enter into derivative contracts based on economic analysis of underlying exposures, anticipating that adverse impacts on future earnings, cash flows and fair values due to fluctuations in foreign currency exchange rates, interest rates and commodity prices will be offset by the proceeds from and changes in the fair value of the derivative instruments. Our exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings, cash flows and fair values, as this would not be cost effective.
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
Short-term exposures to changing foreign exchange rates are primarily due to operating cash flows denominated in foreign currencies and transactions denominated in non-functional currencies. Our most significant foreign currency exposures are related to our operations in Germany, France, Italy, the Netherlands, the United Kingdom, Sweden, South Africa, Canada, Japan, Australia, Korea, Taiwan, Hong Kong, Singapore, China, the Philippines, Thailand and Brazil. Known and anticipated exposures are covered by using foreign exchange option, forward and swap contracts. We estimate that an instantaneous 10% depreciation in all the currencies of these countries from their levels against the dollar as of December 31, 2007, with all other variables held constant, would increase the fair value of foreign currency hedging contracts held at December 31, 2007 by $91 million; a 10% appreciation of these currencies would decrease the fair market value by $72 million. This estimate is based on market conditions as of December 31, 2007, without reflecting the effects of underlying anticipated transactions.`

Interest Rate Risk
We are exposed to changes in interest rates primarily due to our financing, investing and cash management activities, which include long- and short-term debt to maintain liquidity and fund business operations. A 50 basis point increase in interest rates would reduce the fair value of short- and long-term debt by $128 million, net of derivative contracts outstanding as of December 31, 2007. A 50 basis point decrease in interest rates will increase the fair value by $137 million. However, such changes in fair values would not have a material impact on our earnings per share or cash flows as the majority of our debt obligations at December 31, 2007 consisted of fixed rate instruments. A 50 basis point movement is equivalent to approximately 8% of the weighted average rate on our worldwide debt.
Commodity Price Risk
We purchase certain raw materials and energy sources such as natural gas, propylene, acetone, butanol and styrene under short- and long-term supply contracts. The purchase prices are generally determined based on prevailing market conditions. Changing raw material and energy prices have had material impacts on our earnings and cash flows in the past, and will likely continue to have significant impacts on earnings and cash flows in future periods. Commodity derivative instruments are used to reduce portions of commodity price risks. A 25% increase in the underlying commodity price would increase the fair value of commodity derivative instruments by $2 million. A 25% decrease in the underlying commodity price would decrease the fair value of commodity derivative instruments by $2 million.
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
Rohm and Haas Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (COSO). Based on our assessment, management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the Company’s internal controls over financial reporting, which is included in this Annual Report on Form 10-K.

/s/ Raj L. Gupta	/s/ Jacques M. Croisetiere

Raj L. Gupta	Jacques M. Croisetiere
Chairman, President and Chief Executive Officer	Executive Vice-President and Chief Financial Officer
February 21, 2008

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Rohm and Haas Company:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Rohm and Haas Company and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Notes 7, 9, and 23 to the consolidated financial statements, the Company adopted a new financial accounting standard for uncertain tax positions during 2007 and new financial accounting standards for defined benefit pension and other postretirement plans and share-based compensation during 2006.
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
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 21, 2008

Rohm and Haas Company and Subsidiaries
Consolidated Statements of Operations

For the years ended December 31,	2007	2006	2005
(in millions, except per share amounts)
Net sales	$8,897	$8,230	$7,885
Cost of goods sold	6,430	5,747	5,512

Gross profit	2,467	2,483	2,373
Selling and administrative expense	1,091	1,041	1,008
Research and development expense	296	286	262
Interest expense	120	94	117
Amortization of intangibles	57	56	55
Restructuring and asset impairments	28	27	98
Pension judgment	65	—	—
Loss on early extinguishment of debt	—	—	17
Share of affiliate earnings, net	22	10	9
Other (income), net	(48)	(53)	(43)

Earnings from continuing operations before income taxes, and minority interest	880	1,042	868
Income taxes	206	274	242
Minority interest	14	13	10

Earnings from continuing operations	660	755	616

Discontinued operations:
Net earnings (loss) of discontinued lines of business, net of income tax (benefit) expense of $(2), $14, and $(16) in 2007, 2006 and 2005, respectively	1	(20)	21

Net earnings	661	735	637

Basic earnings per share (in dollars):
From continuing operations	$3.17	$3.45	$2.78
Income (loss) from discontinued operation	0.01	(0.09)	0.09

Net earnings per share	$3.18	$3.36	$2.87

Diluted earnings per share (in dollars):
From continuing operations	$3.12	$3.41	$2.75
Income (loss) from discontinued operation	0.01	(0.09)	0.10

Net earnings per share	$3.13	$3.32	$2.85

Weighted average common shares outstanding — basic	207.8	218.9	221.9
Weighted average common shares outstanding — diluted	211.0	221.2	223.9
See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Statements of Cash Flows

For the years ended December 31,	2007	2006	2005
(in millions)
Cash Flows from Operating Activities
Net earnings	$661	$735	$637
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Gain) loss on disposal of business, net of income taxes	(1)	16	1
Loss (gain) on sale of assets	3	7	(12)
Provision for allowance for doubtful accounts	5	6	11
Provision for LIFO reserve	43	7	26
Benefit from deferred taxes	(75)	(37)	(66)
Asset impairments	18	2	79
Depreciation	412	407	422
Amortization of finite-lived intangibles	57	58	59
Pension judgment	65	—	—
Share-based compensation	49	48	50
Loss on extinguishment of debt	—	—	17
Premium paid on debt retirement	—	(6)	(46)
Changes in assets and liabilities
Accounts receivable	(266)	(30)	(123)
Inventories	18	(161)	(55)
Prepaid expenses and other current assets	(36)	3	8
Accounts payable and accrued liabilities	22	(12)	4
Federal, foreign and other income taxes payable	23	(96)	89
Payments to fund US pension plans	—	(137)	(125)
Other, net	(35)	30	(29)

Net cash provided by operating activities	963	840	947

Cash Flows from Investing Activities
Acquisitions of businesses affiliates and intangibles, net of cash received	(117)	(46)	(20)
Proceeds from disposal of business, net	15	256	—
Decrease in restricted cash	—	1	45
Proceeds from the sale of land, buildings and equipment	17	12	24
Capital expenditures for land, buildings and equipment	(417)	(404)	(333)
(Payments) proceeds to settle derivative contracts	(67)	(22)	31

Net cash used by investing activities	(569)	(203)	(253)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	1,394	23	70
Repayments of long-term debt	(441)	(182)	(411)
Purchase of common stock	(1,462)	(264)	(273)
Tax benefit on stock options	8	8	—
Proceeds from exercise of stock options	46	74	82
Net change in short-term borrowings	(86)	(50)	90
Payment of dividends	(303)	(283)	(250)

Net cash used by financing activities	(844)	(674)	(692)

Net (decrease) increase in cash and cash equivalents	(450)	(37)	2
Effect of exchange rate changes on cash and cash equivalents	122	64	(61)
Cash and cash equivalents at the beginning of the year	593	566	625

Cash and cash equivalents at the end of the year	$265	$593	$566

Supplemental Cash Flow Information

Cash paid during the year for:
Interest, net of amounts capitalized	$117	$109	$147
Income taxes, net of refunds received	230	381	251
See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Balance Sheets

December 31,	2007	2006
(in millions, except share data)
Assets
Cash and cash equivalents	$265	$593
Restricted cash	3	3
Receivables, net	1,977	1,570
Inventories	1,024	984
Prepaid expenses and other current assets	258	254
Current assets of discontinued operations	—	7

Total current assets	3,527	3,411

Land, buildings and equipment, net of accumulated depreciation	2,871	2,669
Investments in and advances to affiliates	195	112
Goodwill, net of accumulated amortization	1,668	1,541
Other intangible assets, net of accumulated amortization	1,492	1,487
Other assets	455	324
Other assets of discontinued operations	—	9

Total Assets	$10,208	$9,553

Liabilities and Stockholders’ Equity
Liabilities:
Short-term obligations	$158	$393
Trade and other payables	806	684
Accrued liabilities	889	816
Income taxes payable	17	93
Current liabilities of discontinued operations	—	2

Total current liabilities	1,870	1,988

Long-term debt	3,139	1,688
Employee benefits	760	735
Deferred income taxes	766	754
Other liabilities	312	230
Other liabilities of discontinued operations	—	5

Total Liabilities	6,847	5,400

Minority Interest	215	122

Commitments and contingencies

Stockholders’ Equity:
Preferred stock; par value — $1.00; authorized - 25,000,000 shares; issued — no shares	—	—
Common stock; par value — $2.50; authorized - 400,000,000 shares; issued - 242,078,349 shares	605	605
Additional paid-in capital	2,147	2,214
Retained earnings	2,569	2,218

	5,321	5,037
Treasury stock at cost (2007 - 46,227,211 shares; 2006 - 23,239,920 shares)	(1,918)	(608)
ESOP shares (2007 - 7,995,877 shares; 2006 - 8,585,684 shares)	(75)	(82)
Accumulated other comprehensive loss	(182)	(316)

Total Stockholders’ Equity	3,146	4,031

Total Liabilities and Stockholders’ Equity	$10,208	$9,553

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the years ended December 31, 2007, 2006, and 2005

	Number of				Number of
	Shares of				Shares of			Accumulated
	Common		Additional		Treasury			Other	Total	Total
	Stock	Common	Paid-in	Retained	Stock	Treasury		Comprehensive	Stockholders’	Comprehensive
(in millions, except share amounts in thousands)	Outstanding	Stock	Capital	Earnings	Outstanding	Stock	ESOP	Income (Loss)	Equity	Income

2005
Balance January 1, 2005	225,261	$605	$2,062	$1,370	16,818	$(166)	$(94)	$(80)	$3,697
Net earnings				637					637	$637
Current period changes in fair value, net of taxes of ($4)								7	7	7
Reclassification to earnings, net of taxes of ($1)								2	2	2
Cumulative translation adjustment, net of taxes of $5								(13)	(13)	(13)
Change in minimum pension liability, net of taxes of $1								(21)	(21)	(21)

Total comprehensive income										$612

Repurchase of common stock	(5,974)				5,974	(273)			(273)
Common stock issued:
Stock-based compensation	2,676		90		(2,676)	30			120
ESOP							6		6
Tax benefit on ESOP				5					5
Common dividends ($1.12 per share)				(250)					(250)

Balance December 31, 2005	221,963	$605	$2,152	$1,762	20,116	$(409)	$(88)	$(105)	$3,917

2006
Net earnings				735					735	$735
Current period changes in fair value, net of taxes of ($5)								10	10	10
Reclassification to earnings, net of taxes of $6								(11)	(11)	(11)
Cumulative translation adjustment, net of taxes of $8								(2)	(2)	(2)
Change in minimum pension liability, net of taxes of ($11)								35	35	35

Total comprehensive income									—	$767

Adjustment to initially apply FASB Statement No. 158, net of tax of $127								(243)	(243)
Repurchase of common stock	(5,697)				5,697	(264)			(264)
Common stock issued:
Stock-based compensation	2,573		62		(2,573)	65			127
ESOP							6		6
Tax benefit on ESOP				4					4
Common dividends ($1.28 per share)				(283)					(283)

Balance December 31, 2006	218,839	$605	$2,214	$2,218	23,240	$(608)	$(82)	$(316)	$4,031

2007
Cumulative Transition Adjustment for FIN 48				(9)					(9)
Net earnings				661					661	$661
Current period changes in fair value, net of taxes of $1								1	1	1
Reclassification to earnings, net of taxes of $(3)								(5)	(5)	(5)
Cumulative translation adjustment, net of taxes of $(21)								17	17	17
Prior service credit, net, from pension plan amendments arising during period, net of taxes of $18								41	41	41
Net actuarial gain on pension and postretirement plans arising during period, net of taxes of $28								62	62	62
Amortization of net actuarial loss for pension and postretirement plans, net of taxes of $8								18	18	18

Total comprehensive income										$795

Repurchase of common stock	(24,747)		(99)		24,747	(1,363)			(1,462)
Common stock issued:
Stock-based compensation	1,760		32		(1,760)	53			85
ESOP							7		7
Tax benefit on ESOP				2					2
Common dividends ($1.44 per share)				(303)					(303)

Balance December 31, 2007	195,852	$605	$2,147	$2,569	46,227	$(1,918)	$(75)	$(182)	$3,146

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Organization and Summary of Significant Accounting Policies
Nature of Business
Rohm and Haas Company was incorporated in 1917 under the laws of the State of Delaware. Our shares are traded on the New York Stock Exchange under the symbol “ROH.” We are a leading specialty materials company that leverages science and technology in many different forms to design materials and processes that enable the products of our customers to work. We serve many different market places, the largest of which include: building and construction, electronics, packaging and paper, industrial and other, transportation, household and personal care, water and food. To serve these markets, we have significant operations in approximately 96 manufacturing and 35 research facilities in 27 countries. We have approximately 15,710 employees working for us worldwide.
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
Principles of Consolidation
Our Consolidated Financial Statements include the accounts of our company and subsidiaries. We consolidate all entities in which we have a controlling ownership interest. All of our significant entities are consolidated. We have no significant contractual requirements to fund losses of unconsolidated entities. Also in accordance with Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities,” we consolidate variable interest entities in which we bear a majority of the risk to the potential losses or gains from a majority of the expected returns.
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
We hold a variable interest in another joint venture, which we account for under the equity method of accounting. The variable interest relates to a cost-plus arrangement between the joint venture and each joint venture partner. We have determined that Rohm and Haas is not the primary beneficiary and therefore have not consolidated the entity’s assets, liabilities, and results of operations in our Consolidated Financial Statements. The entity provides manufacturing services to us and the other joint venture partner, and has been in existence since 1999. As of December 31, 2007, our investment in the joint venture was approximately $57 million, representing our maximum exposure to loss.
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

Foreign Currency Translation
We translate foreign currency amounts into U.S. dollars in accordance with GAAP. The majority of our operating subsidiaries in regions other than Latin America use the local currency as their functional currency. We translate the assets and liabilities of those entities into U.S. dollars using the appropriate exchange rates. We translate revenues and expenses using the average exchange rates for the reporting period. Translation gains and losses are recorded in accumulated other comprehensive income (loss), net of taxes, except for foreign subsidiaries where earnings are permanently reinvested outside the U.S.
For entities that continue to use the U.S. dollar as their functional currency, we remeasure land, buildings and equipment, accumulated depreciation, inventories, goodwill and intangibles and accumulated amortization at their respective historical rates of exchange. We remeasure all other assets and liabilities using the appropriate exchange rates at the end of period. Revenue, cost of goods sold and operating expenses other than depreciation and amortization are remeasured using the average rates of exchange for the reporting period.
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
Customer payments received in advance are recorded as deferred revenue and recognized into income upon completion of the earnings process. We account for cash sales incentives as a reduction to revenue. Certain of our customers earn cash incentive rebates when their cumulative annual purchases meet specified measurement targets per the terms of their individual agreement. We record these rebate incentives as a reduction to revenue based on the customers’ progress against the specified measurement target. Non-cash sales incentives, such as product samples, are recorded as a charge to selling and administrative expense at the time of shipment.
Amounts billed to customers for shipping and handling fees are included in net sales, and costs we have incurred for the delivery of goods are classified as cost of goods sold in the Consolidated Statements of Operations.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable result from the sale of goods or services with terms that provide for future payment. They are created when an invoice is generated and are reduced by payments. We record an allowance for doubtful accounts as a best estimate of the amount of probable credit losses in our existing accounts receivable. We consider factors such as customer credit, past transaction history with the customer, and changes in customer payment terms when determining whether the collection of an invoice is reasonably assured. We review our allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Receivables are charged off against the allowance for doubtful accounts when we feel it is probable the receivable will not be recovered.
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

Inventories
Our inventories are stated at the lower of cost or market. Approximately 41% of our inventory is determined by the last-in, first-out (LIFO) method. The remainder is determined by the first-in, first-out (FIFO) method.
Land, Buildings and Equipment, and Accumulated Depreciation
The value of our land, buildings and equipment is carried at cost less accumulated depreciation. The principal lives (in years) used in determining depreciation rates of various assets are: buildings and improvements (10-50); machinery and equipment (5-20); automobiles, trucks and tank cars (3-10); furniture and fixtures, laboratory equipment and other assets (5-10); capitalized software (5-7); capitalized interest (11). The principle life used in determining the depreciation rate for leasehold improvements is the years remaining in the lease term or the useful life (in years) of the asset, whichever is shorter. These assets are depreciated over their estimated useful lives using straight-line methods. Construction costs, labor and applicable overhead related to construction and installation of these assets are capitalized. Expenditures for additions and improvements that extend the lives or increase the capacity of plant assets are capitalized. Maintenance and repair costs for these assets are expensed as incurred. Repair and maintenance costs associated with planned major maintenance activities are expensed as incurred and are included in cost of goods sold. Replacements and betterment costs are capitalized. The cost and related accumulated depreciation of our assets are removed from the accounting records when they are retired or disposed.
Capitalized Software
We capitalize certain costs, such as software coding, installation and testing, that are incurred to purchase or create and implement internal use computer software in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The majority of our capitalized software relates to the implementation of our enterprise resource planning system, which was completed in 2004.
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
In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is assigned to reporting units, which may be one level below our operating segments. Goodwill is assigned to the reporting unit that benefits from the synergies arising from each particular business combination. Goodwill and indefinite-lived intangible assets are reviewed annually, or more frequently, if changes in circumstances indicate the carrying value may not be recoverable. To test for recoverability, we typically utilize discounted estimated future cash flows to measure fair value for each reporting unit. This calculation is highly sensitive to both the estimated future cash flows of each reporting unit and the discount rate assumed in these calculations. Our annual impairment review is as of May 31.
During 2007, 2006 and 2005, the annual impairment review was completed without the identification of any impairments.
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
Our long-lived assets, other than goodwill and indefinite-lived intangible assets, which are discussed above, include land, buildings, equipment, long-term investments, and other intangible assets. Long-lived assets, other than investments, goodwill and indefinite-lived intangible assets, are depreciated over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying value of the asset may not be recoverable. Such circumstances would include events such as a significant decrease in the market price of a long-lived asset, a significant adverse change in the manner the asset is being used or planned to be used or in its physical condition or a history of operating or cash flow losses associated with the use of the asset. In addition, changes in the expected useful life of these long-lived assets may also be an impairment indicator. When such events or changes occur, we assess the recoverability of the asset by comparing the carrying value of the asset to the expected future undiscounted cash flows associated with the asset’s planned future use and eventual disposition of the asset, if applicable. If the carrying value of the asset is not determined to be recoverable, we estimate the fair value of the asset primarily from discounted future cash flows expected to result from the use of the asset and compare that to the carrying value of the asset. We utilize marketplace assumptions to calculate the discounted cash flows used in determining the asset’s fair value. If the carrying value is greater than the fair value, an impairment loss is recorded. In some circumstances the carrying value may be appropriate; however, the event that triggered the review of the asset may indicate a revision to the useful life of the asset. In such cases, we will accelerate depreciation to match the revised useful life of the asset.
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
Research and Development
Research and development costs include costs in connection with new product development, fundamental and exploratory research, process improvement, product applications research and product registration and technical support of current technology. We expense all research and development costs as incurred.
Litigation and Environmental Contingencies and Reserves
We consider this to be one of the critical accounting estimates used in the preparation of our Consolidated Financial Statements. We are involved in litigation in the ordinary course of business involving employee, personal injury, property damage and environmental matters. Additionally, we are involved in environmental remediation and spend significant amounts for both company-owned and third party locations. In accordance with GAAP, we are required to assess these matters to: 1) determine if a liability is probable; and 2) record such a liability when the financial exposure can be reasonably estimated. The determination and estimation of these liabilities are critical to the preparation of our financial statements. We have provided for future costs, on an undiscounted basis, at certain of these sites. Accruals for estimated losses from environmental remediation obligations generally are recognized at the point during the remedial feasibility study when costs become probable and estimable. We do not accrue for legal costs expected to be incurred with a loss contingency.
In reviewing such matters, we consider a broad range of information, including the claims, demands, settlement offers received from governmental authorities or private parties, estimates performed by independent third parties, identification of other responsible parties and an assessment of their ability to contribute as well as our prior experience, to determine if a liability is probable and if the value is reasonably estimable. If both of these conditions are met, we record a reserve. These reserves include liabilities expected to be paid out within the next 10 years. If we believe that no best estimate exists, we accrue the minimum in a range of possible losses, and disclose any material, reasonably possible, additional losses. If we determine a liability to be only reasonably possible, we consider the same information to estimate the possible exposure and disclose any material potential liability. In addition, estimates for liabilities to be incurred between 11 to 30 years in the future are also considered only reasonably possible because the chance of a future event occurring is more than remote but less than probable. These loss contingencies are monitored regularly for a change in fact or circumstance that would require an accrual adjustment.
Our most significant reserves have been established for remediation and restoration costs associated with environmental issues. As of December 31, 2007, we have $150 million reserved for environmental related costs. We conduct studies and site surveys to determine the extent of environmental contamination and necessary remediation. With the expertise of our environmental engineers and legal counsel we determine our best estimates for remediation and restoration costs. These estimates are based on forecasts of future costs for remediation and change periodically as additional and better information becomes available. Changes to assumptions and considerations used to calculate remediation reserves could materially affect our results of operations. If we determine that the scope of remediation is broader than originally planned, discover new contamination, discover previously unknown sites or become subject to related personal injury or property damage claims, our estimates and assumptions could materially change.
We believe the current assumptions and other considerations used to estimate reserves for both our environmental and other legal liabilities are appropriate. These estimates are based in large part on information currently available and the current laws and regulations governing these matters. If additional information becomes available, there are changes to the laws or regulations or actual experience differs from the assumptions and considerations used in estimating our reserves, the resulting change could have a material impact on the consolidated results of operations and statement of position.
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
We adopted the recognition provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” for the fiscal year ended December 31, 2006. SFAS No. 158 requires employers to recognize the overfunded or underfunded projected benefit obligation of a defined benefit plan as an asset or liability in the statement of financial position. SFAS No. 158 also requires employers to recognize annual changes in gains or losses, prior service costs, or other credits that have not been recognized as a component of net periodic pension cost, net of tax, through accumulated other comprehensive loss. As a result of the adoption of the recognition provisions of SFAS No. 158, we have recorded a $245 million increase to Accumulated other comprehensive loss in December 31, 2006 in Stockholders’ Equity.
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
Effective January 1, 2003, we adopted the fair value method of recording share-based compensation as defined in SFAS No. 123, “Accounting for Stock-Based Compensation.” As a result, we began to expense the fair value of stock options awarded to employees after January 1, 2003. The fair value is calculated using the Black-Scholes pricing model as of the grant date and is recorded as compensation expense over the appropriate vesting period, which is typically three years. We also calculate and record the fair value of our restricted stock awards in accordance with SFAS No. 123. Compensation expense is recognized over the vesting period, which is typically five years. Our policy is to issue treasury stock, not cash, to settle equity instruments granted under share-based payment agreements.
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
Cash flows resulting from our hedging activities are reported under operating activities in our Consolidated Statements of Cash Flows, except for cash flows from derivatives hedges of net investments in foreign subsidiaries and derivatives not accounted for as hedges under SFAS No. 133, which are reported separately under investing activities.
Note 2: Acquisitions and Dispositions of Assets
2007
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
On June 15, 2007, we acquired the net assets of Eastman Kodak Company’s light management films technology business, which produces advanced films that improve the brightness and efficiency of liquid crystal displays (LCD). Of the $40 million purchase price, $9 million was allocated to intangible assets, primarily consisting of developed technology, and we recorded a charge of $3 million for acquired in-process research and development, for which technological feasibility had not yet been established, which is included in restructuring and asset impairments in the Consolidated Statement of Operations. The remainder of the purchase price was allocated to the tangible net assets acquired. The proforma results for the years ended December 31, 2007 and 2006, respectively, would not be material to the Rohm and Haas Consolidated Statements of Operations for those respective periods. The results of operations of the light management films business are included in the Display Technologies segment of our Electronic Materials Group as of the second quarter of 2007.
On November 30, 2007, we acquired a 51% ownership interest in a joint venture formed with SKC, Co. Ltd. (“SKC”) that will develop, manufacture and market advanced optical and functional films used in the flat panel display industry. The purchase price for our controlling interest in the joint venture was approximately $196 million. As part of the purchase price allocation, $22 million was allocated to definite-lived intangible assets, consisting of licensed technology of $6 million, with a useful life of 3 to 4 years, and customer relationships of $16 million, with a useful life of 7 years, and , in addition, we recorded a charge of $1 million for acquired in-process research and development, for which technological feasibility had not yet been established, which is included in restructuring and asset impairments in the Consolidated Statement of Operations. The purchase agreement requires a contingent payment based upon the achievement of certain target financial thresholds. Based upon the joint venture’s actual achievement of these thresholds, we have recorded a $15 million contingent payment in Accrued Liabilities as of December 31, 2007, which will be paid in the first quarter of 2008. The $15 million is included in the purchase price disclosed above. We expect to finalize our purchase accounting adjustments by the end of the first quarter of 2008 as the audit of the closing balance sheet is not yet complete. The results of operations of the new joint venture are included in the Display Technologies segment of our Electronic Materials Group as of the fourth quarter of 2007.
The following table presents the purchase price allocation of our SKC joint venture:

November 30,
(in millions)	2007

Current assets, including cash acquired of $2 million	$288

Land, buildings and equipment, net	74
Goodwill	95
Intangible assets	22
In-process research and development	1
Deferred tax benefits	11
Other	2

Total assets acquired	$493

Current liabilities	$194

Deferred tax liabilities	11
Other long-term liabilities	11

Other liabilities	22

Total liabilities acquired	$216

Minority interest acquired	$81

Included in current liabilities above are Notes Payable totaling $145 million which matured and were paid off by the joint venture on December 4, 2007.
The following table represents the pro forma results as if the formation of the SKC Haas joint venture had occurred on January 1, 2006:

(in millions, except per share amounts)	2007	2006

Net sales	$215	$207
Net (loss) earnings	(6)	3
Earnings per share —
Basic	(0.03)	0.01
Diluted	$(0.03)	$0.01
The unaudited pro forma data may not be indicative of the results that would have been obtained had the joint venture actually been formed at the beginning of each of the periods presented, nor are they intended to be indicative of future consolidated results.
2006
In the second quarter of 2006, we determined that the global Automotive Coatings business became an Asset Held for Sale and qualified for treatment as a discontinued operation. We have reflected this business as such in our financial statements for all periods presented. On October 1, 2006, we completed the sale of our global Automotive Coatings business, excluding that business’ European operations, which was previously a business within our former Coatings reporting segment. Proceeds included $230 million, in cash, plus working capital adjustments as defined in the sale agreement. In January of 2007, we paid $9 million in closing working capital adjustments. In the fourth quarter of 2006, we recorded a pre-tax gain of $1 million in the sale.
In accordance with EITF No. 93-17, “Recognition of Deferred Tax Assets for a Parent Company’s Excess Tax Basis in the Stock of a Subsidiary That is Accounted for as a Discontinued Operation,” we recorded certain tax/book basis differences resulting in the recognition of income taxes of $24 million, which is included in the net loss from discontinued operation at December 31, 2006.
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we compared the fair value of our expected disposal asset groupings and determined that the net carrying value of one asset group was impaired by approximately $7 million pre-tax during the second quarter of 2006, which is included in the loss from the discontinued operation.
The European Automotive Coatings business’ operations were sold on June 30, 2007 for proceeds of $3 million. The sale resulted in a pre-tax loss of approximately $3 million.
The following table presents the results of operations of our Automotive Coatings discontinued operation:

(in millions)	2007	2006	2005

Net sales from discontinued operation	$14	$78	$109

(Loss) earnings from discontinued line of business	(1)	(6)	5
Income tax benefit (provision)	2	(20)	17

Net earnings (loss) from discontinued operation	$1	$(26)	$22

The following table presents the major classes of assets and liabilities of our Automotive Coatings discontinued operation:

(in millions)	2006

Current assets of discontinued operation	$7

Land, buildings and equipment, net	3
Investments in and advances to affiliates	—
Goodwill	4
Intangible assets	1
Other	1

Other assets of discontinued operation	9

Total assets of discontinued operation	$16

Current liabilities of discontinued operation	$2

Deferred tax liabilities	2
Other long-term liabilities	3

Other liabilities of discontinued operation	5

Total liabilities of discontinued operation	$7

During the fourth quarter of 2006, we also reversed $6 million in tax reserves related to a previously disposed business resulting from the favorable resolution of prior year tax contingencies.
In the second quarter of 2006, we acquired the net assets of Floralife®, Inc. (“Floralife”), a top global provider of post-harvest care products for the floral industry based in South Carolina, for approximately $22 million. As part of the purchase price allocation, $14 million was allocated to intangible assets, primarily consisting of licensed technology and customer relationships, $3 million to net working capital, $3 million to fixed assets, $6 million to goodwill and $4 million to deferred tax liabilities. The intangible assets primarily consist of definite-lived intangible assets with useful lives ranging from 5 to 9 years. Prior to this acquisition, we had a royalty agreement with Floralife under which we paid Floralife for the use of certain technologies. The acquisition by Rohm and Haas is intended to expand the portfolio of our AgroFresh™ business to include post-harvest flowers on a global basis. The proforma results of operations for Floralife for the years ended December 31, 2007 and 2006, respectively, are not material to the Rohm and Haas Consolidated Statements of Operations for those respective periods. The results of operations for Floralife are included in our Performance Materials Group business segment as of the second quarter of 2006. In January of 2007, we sold Floralife with the exception of certain technologies we will maintain to support the Performance Materials Group. This sale resulted in an immaterial after-tax gain in January 2007.
2005
We acquired the remaining shares of three consolidated subsidiaries for $20 million in 2005. We also incurred $1 million of taxes, reported in discontinued operations, related to a previously disposed business. There were no other significant acquisitions or dispositions.
Note 3: Provision for Restructuring and Asset Impairments
Severance and employee benefit costs associated with restructuring initiatives are primarily accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.” Asset impairment charges are accounted for in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” The following net restructuring charges were recorded for the three years ended December 31, 2007, 2006 and 2005, respectively, as detailed below:

Restructuring and Asset Impairments

(in millions)	2007	2006	2005

Severance and employee benefits (net)	$10	$23	$19
Asset impairments, net of gains on sales	18	2	79
Other, including contract lease termination penalties	—	2	—

Amount charged to earnings	$28	$27	$98

Restructuring by Initiative

	Severance Employee Benefits			Headcount
(in millions, except headcount)	2007	2006	2005	2007	2006	2005

Initial Charge
Electronic Technologies	$3	$1	$12	51	9	194
Display Technologies	—	—	—	—	—	—

Electronic Materials Group	$3	$1	$12	51	9	194
Paint and Coatings Materials	2	6	2	15	75	19
Packaging and Building Materials	1	1	8	14	18	100
Primary Materials	—	2	—	—	17	—

Specialty Materials Group	$3	$9	$10	29	110	119
Performance Materials Group	7	6	9	82	37	220
Salt	—	5	—	9	114	—
Corporate	2	5	5	30	59	57

Total	$15	$26	$36	201	329	590

Activity during 2005			(3)			(88)
Changes in estimate			—			(4)

December 31, 2005 ending balance			$33			498
Activity during 2006		(3)	(19)		(68)	(382)
Changes in estimate		(1)	(1)		—	(33)

December 31, 2006 ending balance		$22	$13		261	83
Activity during 2007	(4)	(17)	(9)	(72)	(182)	(65)
Changes in estimate	—	(3)	(2)	(9)	(47)	(13)

Balance at December 31, 2007	$11	$2	$2	120	32	5

Restructuring reserves as of December 31, 2007 total $15 million and are included in accrued liabilities in the Consolidated Balance Sheet. The restructuring reserve balance presented is considered adequate to cover committed restructuring actions. Cash payments related to severance and employee benefits are expected to be paid over the next 12 months.
2007 Initiatives
For the year ended December 31, 2007, we recorded approximately $15 million of expense for severance and associated employee benefits, primarily associated with the elimination of 201 positions as part of our on-going efforts to reposition our business portfolio for accelerated growth by exiting non-strategic business lines, as well as to improve operating excellence through productivity initiatives in manufacturing, research and development, and business services.
Of the initial 201 positions identified, we reduced the total number of positions to be affected by these initiatives by 9 to 192 positions in total. As of December 31, 2007, 72 positions have been eliminated.

2006 Initiatives
For the year ended December 31, 2006, we recorded approximately $26 million of expense for severance and associated employee benefits associated with the elimination of 329 positions, primarily in our Paint and Coatings Materials, Performance Materials and Salt segments, concentrated in our North America, and several North American support services functions. Our management approved restructuring initiatives to implement organizational alignments to support our Vision 2010 strategy and to further improve the efficiency of our manufacturing network. The organizational alignments included a more streamlined business structure, and deployment of resources to higher growth markets. The restructuring charge resulted from efficiency initiatives in our North American Chemical and Salt businesses. The staffing reductions related to several of our manufacturing operations and were a direct result of changes in the execution of existing processes and productivity improvements, while support services staffing reductions were made possible as we continue to capitalize on the enhancements achieved through the implementation of our enterprise resource planning system. This charge was partially offset by $1 million of favorable adjustments to adequately reflect changes in estimates of remaining obligations related to severance payments within our global Graphic Arts business within our Packaging and Building Materials segment, an initiative announced in the first quarter of 2006.
During 2007, we reversed $3 million of severance and employee benefit charges related to total 2006 initiatives.
Of the initial 329 positions identified, we reduced the total number of positions by 47 to 282 positions in total. As of December 31, 2007, 250 positions have been eliminated.
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
Severance and employee benefit costs related to the 2005 initiatives include $2 million for the closure of our Wytheville, VA Powder Coatings plant and subsequent consolidation of our North American Powder Coatings operations. In addition, $25 million of the charges related to the manufacturing realignments to improve operating efficiencies and reduce excess capacity across several of our chemical businesses in the European region. An additional $3 million was recorded in severance and employee benefit costs for the realignment of the Electronic Technologies segment manufacturing, research and development and sales and marketing organizations in Europe and North America in order to be closer to our customer base and to increase operating efficiencies. Lastly, $6 million in severance and employee benefit costs were incurred for several smaller reductions in force efforts within our Electronic Technologies and Packaging and Building Materials segments, and administrative support functions initiated throughout the year. In addition to severance and employee benefit costs, $1 million was recorded for contract and lease terminations.
During 2007 and 2006, we reversed $2 million and $1 million, respectively, of severance and employee benefit charges related to total 2005 initiatives. In addition, during 2006, we recorded $2 million for contract lease obligations associated with a restructuring initiative announced in the fourth quarter of 2005.
Of the initial 590 positions identified, we reduced the total number of positions to be affected by these initiatives by 50 to 540 positions in total. As of December 31, 2007, 535 positions have been eliminated.
Prior Years’ Initiatives
Offsetting the 2006 charge were favorable adjustments relating to prior year restructuring reserves of $1 million related to severance and employee benefit charges.
Offsetting the 2005 charge were favorable adjustments relating to prior years’ restructuring reserves of $17 million and $1 million, primarily related to severance and employee benefits, due to fewer employee separations than originally anticipated as some employees were re-deployed and others filled positions left vacant through natural attrition and contract lease terminations, respectively.

Asset Impairments
2007 Impairments
For the year ended December 31, 2007, we recognized approximately $24 million of fixed asset impairment charges. These impairments included the $13 million write-off within our Corporate segment of our investment in Elemica, an online chemicals e-marketplace, $5 million related to our digital imaging business line within our Performance Materials Group, a $4 million impairment of in-process research and development cost within our Display Technologies segment, comprised of $3 million and $1 million relating to the Eastman Kodak Company light management films asset acquisition and SKC Haas joint venture, respectively, and a $2 million write-down of an investment in our Electronic Technologies segment to fair market value. These charges were offset by $6 million in gains related to sales of previously impaired assets.
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
2005 Impairments
In 2005, $81 million of asset impairments were recognized for the impairment of certain finite-lived intangible assets and fixed assets across several of our chemical businesses and our Electronic Technologies segment. During 2005, gains on sales of previously impaired assets offset the total asset impairment charge by $2 million. In the fourth quarter of 2005 we recorded asset impairment charges of $40 million for certain finite-lived intangible and fixed assets, primarily related to the closure or partial shutdown of 5 manufacturing facilities in the United Kingdom and Germany, in addition to a North American research and development facility, within our Packaging and Building Materials and Electronic Technologies segments and Powder Coatings business. During 2005, we recorded an asset impairment charge of $29 million for certain finite-lived intangible and fixed assets related to certain product lines within our Packaging and Building Materials segment. These product lines have suffered dramatic declines in both volume and profitability due to recent increases in raw material costs, coupled with aggressive pricing by our competition. We determined that the significant volume declines in these product lines were not recoverable and that the related finite-lived intangibles and fixed assets were impaired. Fair value was determined based upon current business conditions, using cash flow analyses. In addition, we recognized $12 million of asset impairment charges, of which approximately $9 million related to the closing of our Wytheville, VA Powder Coatings plant, approximately $2 million related to the impairment of certain finite-lived intangible and fixed assets related to our Electronic Technologies segment, and the remaining $1 million related to several smaller fixed asset impairments.
Note 4: Other Income, Net
We recorded other income, net of $49 million, $53 million and $43 million during the years ended December 31, 2007, 2006 and 2005, respectively. The major categories of our other income, net are summarized in the following table:

(in millions)	2007	2006	2005

Royalty income	$4	$4	$3
Foreign exchange gains and related hedging	5	(16)	(8)
Interest income	18	27	17
Sales of real estate	3	3	12
Investment gains (losses)	—	4	2
Other, net	18	31	17

Total	$48	$53	$43

Note 5: Financial Instruments
We denominate our business transactions in a variety of foreign currencies, finance our operations through long- and short-term borrowings, and purchase raw materials at market prices. Accordingly, changing market prices for foreign currencies and commodities and changing interest rates materially impact our earnings, cash flows and the fair values of our assets and liabilities. Our operating and financing plans include actions to reduce, but not eliminate, the uncertainty associated with these changes including the use of derivative instruments. See Note 1 to our Consolidated Financial Statements.
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
During 2007, non-dollar currencies in which we transacted business were stronger, on average, compared with the prior-year period. These currencies had a $41 million favorable impact on our 2007 earnings compared with 2006, net of all currency hedging. At the beginning of 2007, the dollar was close to its strongest point for the year, and throughout 2007 it continued to weaken against most currencies. At December 31, 2007, the basket of currencies in which our operations are invested was stronger against the dollar than at December 31, 2006. This was recorded as a $17 million cumulative translation adjustment gain during 2007, net of losses from net investment hedges.
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
These contracts are designated as foreign currency cash flow hedges covering portions of our twelve month forecasted non-dollar cash flows and mature when the underlying cash flows being hedged are forecast to occur. Because the options are considered highly effective hedges, the cash value less cost will be reflected in earnings when the contracts mature. These contracts are marked-to-market at each balance sheet date with changes in fair value prior to maturity recorded in accumulated other comprehensive income (loss). For each of the years ended December 31, 2007 and 2006, a $2 million after-tax loss, was recorded in accumulated other comprehensive income (loss). For the years ended December 31, 2007, 2006 and 2005, after-tax losses of $3 million, $2 million and $1 million, respectively, were recorded in earnings related to foreign currency cash flow hedges that matured during the respective periods. Changing market conditions will impact the actual amounts recorded to earnings during the following twelve-month periods. Both the effective and ineffective portions of foreign currency cash flow hedges recorded in the Consolidated Statements of Operations are classified in other income, net.
Asset and liability hedging
We contract with counter-parties to buy and sell foreign currencies to offset the impact of exchange rate changes on recognized assets and liabilities denominated in non-functional currencies, including inter-company loans. These contracts generally require exchange of one foreign currency for another at a fixed rate at a future date. These contracts have maturities generally less than twelve months. All contracts are marked-to-market at each balance sheet date with changes in fair value recorded in other income, net. For the years ended December 31, 2007, 2006 and 2005, after-tax losses of $30 million, $7 million and $23 million, respectively, were recorded in earnings for these contracts. These losses were largely offset by gains resulting from the impact of changes in exchange rates on recognized assets and liabilities denominated in non-functional currencies.
Net investment hedging
We utilize foreign exchange forward and currency collar contracts together with non-dollar borrowings to hedge the dollar values of our net investments in foreign operating units in Europe, Japan and Canada. These derivative instruments and non-dollar borrowings are designated as hedges of net investments. Accordingly, the effective portions of foreign exchange gains or losses on these hedges are recorded as part of the cumulative translation adjustment, which is part of accumulated other comprehensive income (loss). As of December 31, 2007, $228 million in after-tax losses were recorded in cumulative translation adjustment, representing the effective portions of foreign exchange losses on these hedges. Of this amount, $98 million in after-tax losses at December 31, 2007 was related to long-term Euro and Japanese Yen borrowings and the remainder was related to exchange forward and currency collar contracts. As of December 31, 2006, $134 million in after-tax losses were recorded in cumulative translation adjustment, representing the effective portions of foreign exchange losses on these hedges. Of this amount, $53 million in after-tax losses at December 31, 2006 was related to long-term Euro and Japanese Yen borrowings and the remainder was related to exchange forward and currency collar contracts.
The total notional value of derivatives and outstanding balance of non-functional currency debt designated as hedges of net investments outstanding at December 31, 2007 was $681 million compared to $1,488 million outstanding at December 31, 2006. The majority of the decrease is due to reduced hedging of our exposure related to our European and Japanese net investments.
Included in other comprehensive income (loss) as cumulative translation adjustment were gains of $27 million and $10 million for the years ended December 31, 2007 and 2006, respectively, all net of related hedge gains and losses.

	Cumulative	Foreign
	Change of	Currency
	Value of Hedges	Translation	Cumulative
(in millions)	of Net	Impact on Net	Translation
Gains/(Losses)	Investment	Investment	Adjustment

Balance as of December 31, 2005	$(66)	$78	$12
Changes in fair value	(68)	66	(2)

Balance as of December 31, 2006	$(134)	$144	$10
Changes in fair value	(94)	111	17

Balance as of December 31, 2007	$(228)	$255	$27

The amounts that were considered ineffective on these net investment hedges were recorded in interest expense. Interest expense was decreased by $9 million, $19 million and $9 million for the years ended December 31, 2007, 2006 and 2005, respectively.
Commodity Hedges
We use commodity swap, option and collar contracts to reduce the effects of changing raw material prices. These contracts were designated and accounted for as cash flow hedges. The notional value of commodity derivatives outstanding at December 31, 2007 and 2006 was $8 million and $6 million, respectively.
Included in accumulated other comprehensive income (loss) at December 31, 2007 and 2006 are an immaterial amount and $1 million after-tax loss, respectively, which represents the accumulated market value changes in those outstanding commodity swap, option and collar contracts designated as hedges. To the extent these contracts are considered effective as hedges, changes in market value will be recorded in accumulated other comprehensive income (loss) and upon maturity will be recorded in earnings consistent with our purchases of the underlying commodities during the following period up to twenty-four months. The actual amounts to be recorded in earnings when these contracts mature will depend upon spot market prices when these contracts mature. For the years ended December 31, 2007, 2006 and 2005, $3 million and $14 million in losses, and $6 million in gains, respectively, were recorded as components of costs of goods sold with the related tax effect recorded in tax expense with respect to those commodity swap, option and collar contracts maturing during the same periods. The ineffective portions of these contracts were immaterial to earnings in 2007, 2006 and 2005, respectively, and were recorded in other income, net.

Interest Rate Hedges
To reach a desired level of floating rate debt, we utilize interest rate swap agreements to convert specific fixed rate debt issuances into variable rate debt. These interest rate swaps are designated as fair value hedges.
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
The changes in fair value of interest rate swap agreements are marked-to-market through income together with the offsetting changes in fair value of the underlying notes using the short cut method of measuring effectiveness. As a result, the carrying amount of these notes decreased by an immaterial amount at December 31, 2006, while the fair value of the swap agreements were reported as other assets in the same amount.
In September 2005, we entered into a LIBOR rate lock agreement with a bank to hedge against changes in long-term interest rates in anticipation of a long-term debt issuance, a cash flow hedge. As of December 31, 2006, $7 million of after-tax deferred net gains on the interest rate lock are in accumulated other comprehensive income (loss). In conjunction with the issuance of the debt in March of 2007, the interest rate lock agreement was settled resulting in the receipt by us of approximately $11 million from the counterparty. Since the hedge was deemed effective, the $7 million after-tax gain was recorded in accumulated other comprehensive income (loss) and will be amortized to interest expense over the life of the Euro175 million notes due in March 2014. As of December 31, 2007, the unamortized balance included in accumulated other comprehensive income (loss) is a $6 million gain.
In September 2007, we issued $250 million of notes due in March 2013 and $850 million of notes due in September 2017. In August 2007, in anticipation of the debt issuance we entered into a $350 million interest rate lock agreement designated as a cash flow hedge to mitigate exposure to interest rate fluctuations which would impact semi-annual interest payments. In conjunction with the issuance of the debt, the interest rate lock agreement was settled resulting in a payment from us to the counterparty of approximately $10 million. Less than half a million after-tax of this value was deemed ineffective and immediately recognized in earnings during 2007. The remaining $6 million after-tax loss was recorded in accumulated other comprehensive income (loss) and will be amortized to interest expense over the life of the $850 million notes due in September 2017. As of December 31, 2007, the unamortized balance included in accumulated other comprehensive income (loss) is a $6 million loss.
In September 2007, we entered into interest rate swap agreements totaling $250 million to swap the fixed rate components of the $250 million notes due in March 2013 to a floating rate based on six-month LIBOR. The changes in fair value of the interest rate swap agreements are marked-to-market through income together with the offsetting changes in fair value of the underlying notes using the short cut method of measuring effectiveness. As a result, the carrying amounts of both the interest rate swap agreements and the notes increased by $7 million, respectively, at December 31, 2007.

The following table sets forth the net fair value of hedges and the net fair value of foreign-denominated debt issuances outstanding as of December 31, 2007.

	Hedge Designation
(in millions)	Fair Value	Cash Flow		Net Investment		Other

Derivatives-net asset/(liability):
Currency hedges	$—	$5		$—		$(21)
Long-term investments in foreign subsidiaries (net investments)	—	—		(25)		—
Commodity hedges	—	1		—		—
Interest rate hedges	7	—		—		—

Total derivatives	7	6	(a)	(25	)(b)	(21	)(c)
Debt:
Long-term investments in foreign subsidiaries (net investments)	—	—		(649	)(d)	—

Total	$7	$6		$(674)		$(21)

(a)	Comprises assets of $7 million and liabilities of $1 million.

(b)	Comprises assets of $8 million and liabilities of $33 million.

(c)	Comprises assets of $12 million and liabilities of $33 million.

(d)	Represents fair value of foreign denominated debt issuances formally designated as a hedge of net investment.
Note 6: Fair Values and Carrying Amounts of Financial Instruments
In determining the fair value of our financial instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date as follows:

➢	Cash and cash equivalents, restricted cash, accounts receivable, accounts payable and notes payable — the carrying amount approximates fair value due to the short maturity of these instruments.

➢	Short- and long-term debt — quoted market prices for the same or similar issues at current rates offered to us for debt with the same or similar remaining maturities and terms.

➢	Interest rate swap agreements — market prices of the same or similar agreements quoted as of the balance sheet date.

➢	Foreign currency option contracts — Black-Scholes calculation using market data as of the balance sheet date.

➢	Foreign currency forward and swap agreements — application of market data as of the balance sheet date to contract terms.

➢	Commodity swap, option and collar contracts — counter-party quotes as of the balance sheet date.
All methods of assessing fair value result in a general approximation of value and such value may never actually be realized.

The carrying amounts and fair values of material financial instruments at December 31, 2007 and 2006 are as follows:
Asset/(Liability)

	2007		2006
	Carrying		Carrying
(in millions)	Amount	Fair Value	Amount	Fair Value

Short-term debt	$(158)	$(158)	$(393)	$(393)
Long-term debt	(3,186)	(3,356)	(1,899)	(2,128)
Interest rate swap agreements	7	7	—	—
Interest rate lock agreements	—	—	11	11
Foreign currency options	3	3	2	2
Foreign exchange forward and swap contracts	(44)	(44)	(26)	(26)
Natural gas swap agreements	1	1	(2)	(2)
Note 7: Income Taxes
Earnings from continuing operations before income taxes, and minority interest earned within or outside the United States are shown below:

(in millions)	2007	2006	2005

United States
Parent and Subsidiaries	$486	$688	$520
Affiliates	11	—	(2)
Foreign
Subsidiaries	372	344	340
Affiliates	11	10	10

Earnings from continuing operations before income taxes and minority interest	$880	$1,042	$868

The provision for income taxes from continuing operations is composed of:

(in millions)	2007	2006	2005

Income taxes on U.S. earnings
Federal
Current	$137	$208	$172
Deferred	3	(18)	(47)

State and other	8	8	9

Total taxes on U.S. earnings	148	198	134

Taxes on foreign earnings
Current	134	99	127
Deferred	(76)	(23)	(19)

Total taxes on foreign earnings	58	76	108

Total Income Taxes	$206	$274	$242

The provision for income tax expense (benefit) attributable to items other than continuing operations is shown below:

(in millions)	2007	2006	2005

Discontinued lines of business	$(2)	$14	$(16)

Deferred income taxes reflect temporary differences between the valuation of assets and liabilities for financial and tax reporting. Details at December 31, 2007 and 2006 were:

(in millions)	2007	2006

Deferred tax assets related to:
Compensation and benefit programs	$262	$256
Pension programs	30	45
Asset impairments and restructuring reserves	7	15
Accruals for waste disposal site remediation	37	28
All other	89	80

Total deferred tax assets	425	424

Deferred tax liabilities related to:
Intangible assets	525	504
Depreciation and amortization	363	383
Cumulative translation adjustment	31	32
All other	56	62

Total deferred tax liabilities	975	981

Net deferred tax liability	$550	$557

During 2007, Canada and Germany enacted lower statutory tax rates for 2008 and beyond. The impact of these lower tax rates were not material to deferred income tax assets or liabilities. At December 31, 2007, we had foreign net operating losses of $384 million and state net operating losses of $1,943 million, all of which substantially carry a full valuation allowance. Of these, $267 million have no expiration and the remaining will expire in future years as follows: $127 million in 2008, $23 million in 2009, $26 million in 2010, $48 million in 2011, $55 million in 2012 and the remaining balance in other years.
Deferred taxes, which are classified into a net current and non-current balance by tax jurisdiction, are presented in the balance sheet as follows:

(in millions)	2007	2006

Prepaid expenses and other current assets	$136	$149
Other assets	83	52
Accrued liabilities	3	4
Deferred income taxes	766	754

Net deferred tax liability	$550	$557

The effective tax rate on pre-tax income differs from the U.S. statutory tax rate due to the following:

	2007	2006	2005
	%	%	%

Statutory tax rate	35.0	35.0	35.0
U.S. business credits	(2.5)	(2.7)	(2.3)
Foreign, including credits	(9.5)	(5.4)	(2.1)
Change in tax contingencies	—	0.3	(3.0)

Other, net	0.4	(0.9)	0.3

Effective tax rate	23.4	26.3	27.9

During 2007, we have recognized $5 million of foreign investment credits as a reduction of income tax expense. Deferred income taxes have been provided for the unremitted earnings of foreign subsidiaries and affiliates which have not been reinvested abroad indefinitely. Approximately $392 million, $216 million and $61 million at December 31, 2007, 2006 and 2005, respectively, of net foreign subsidiary and affiliate foreign earnings have been deemed permanently reinvested abroad. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts. No accrual of United States income tax has been made for years ended 2007, 2006 and 2005 related to these permanently reinvested earnings as there was no plan in place to repatriate any of these foreign earnings to the United States as of the end of the year.

Rohm and Haas adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, we recorded a non-cash cumulative transition charge of approximately $9 million, recorded as a reduction to beginning retained earnings (see Consolidated Statement of Shareholders’ Equity). A reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows:

(in millions)	2007

Balance at January 1, 2007	$75
Additions based on tax positions related to the current year	17
Additions for positions of prior years	18
Reductions for tax positions of prior years	(11)
Settlements	(5)
Translation impacts	3

Balance at December 31, 2007	$97

In addition, we have interest and penalties provisions associated with the above tax positions which are classified as liabilities in the consolidated balance sheet. There was approximately $19 million of accrued interest and penalties as of January 1, 2007 and there is $20 million of interest and penalties as of December 31, 2007. Changes in these balances are recorded in income tax expense.
As of December 31, 2007, we have unrecognized income tax benefits totaling $97 million and related accrued interest and penalties of $20 million that, if recognized, $97 million would be recorded as a benefit to income taxes on the statement of operations and, therefore, would impact the reported effective tax rate. During 2007, we concluded the IRS audit related to our 2002, 2003 and 2004 tax years and a tax audit in Germany related to our 1999 through 2003 tax years. We are currently under audit by the IRS for years 2005 and 2006. We are also in appeal proceedings with the applicable fiscal authority in the United States and Canada. Although it is not possible to predict the timing or the conclusion of these pending audits and appeal proceedings with accuracy, we do not anticipate that the current IRS audit will be complete by the end of 2008. Given the various stages of completion of audits, we can not currently anticipate significant changes in the amount of unrecognized income tax benefits over the next year.
As of December 31, 2007, the following tax years remained subject to examination by the major tax jurisdiction indicated:

Major Jurisdictions	Open Years

Canada	1999 through 2001, 2003 through 2007
China	2000 through 2007
France	2004 through 2007
Germany	2004 through 2007
Italy	2003 through 2007
Japan	2000 through 2007
Korea	2002 through 2007
Switzerland	2005 through 2007
Taiwan	2002 through 2007
United Kingdom	2003 through 2007
United States	2004 through 2007
We are also subject to income taxes in many hundreds of state and local taxing jurisdictions in the U.S. and around the world, many of which are still open to tax examinations. Management does not believe these represent a significant financial exposure for the Company.

NOTE 8: Segment Information
On January 1, 2007, we reorganized our segments to create a more market-focused business structure. In addition to reorganizing our business structure, we adopted a simplified methodology for allocating shared service costs across all business units in order to provide improved management reporting through ease of administration and enhanced transparency of costs, as well as a simpler transfer pricing methodology which is intended to reduce volatility in earnings on internal sales and more accurately represent the value that is created in our integrated acrylic chain businesses. The Display Technologies segment was created in the fourth quarter of 2007 as a result of the significant allocation of resources to our flat panel business. Previously, the results of our flat panel business were included in Semiconductor Technologies. The Electronic Technologies segment is an aggregation of our Circuit Board Technologies, Packaging and Finishing Technologies and Semiconductor Technologies businesses. The following segment profiles reflect the new structure.
We operate seven reportable segments: Electronic Technologies, Display Technologies, Primary Materials, Paint and Coatings Materials, Packaging and Building Materials, Performance Materials Group, and Salt. Paint and Coatings Materials, Packaging and Building Materials and Primary Materials are managed under one executive as the Specialty Materials Group. The reportable operating segments and the types of products from which their revenues are derived are discussed below.

➢	Electronic Technologies
The group of businesses provides cutting-edge technology for use in telecommunications, consumer electronics and household appliances. It is comprised of three aggregated businesses: Circuit Board Technologies, Packaging and Finishing Technologies, and Semiconductor Technologies. The Circuit Board Technologies business develops and delivers the technology, materials and fabrication services for increasingly powerful, high-density circuit boards in computers, cell phones, automobiles and many other electronic devices. Our Packaging and Finishing Technologies business develops and delivers innovative materials and processes that boost the performance of a diverse range of electronic, optoelectronic and industrial packaging and finishing applications. The Semiconductor Technologies business develops and supplies integrated products and technologies on a global basis enabling our customers to drive leading-edge semiconductor design to boost performance of semiconductor devices powered by smaller and faster chips. This business also develops and delivers materials used for chemical mechanical planarization, the process used to create the flawless surfaces required to allow manufacturers to make faster and more powerful integrated circuits and electronic substrates.

➢	Display Technologies
This business develops, manufactures and markets materials used in the production of electronic displays. This business includes our joint venture with SKC Co. Ltd. of South Korea, SKC Haas Display Films, which develops, manufactures, and markets advanced specialty films and materials used in LCD and plasma displays. These include light diffuser films, micro lens films, optical protection films, release protection films, reflectors, technology for touch panels, Plasma Display Panel filters, and process chemicals used to manufacture LCD color filters. This business also includes the leading-edge light management film technology acquired from Eastman Kodak in 2007, as well as process chemicals used in LCD production originally developed by Rohm and Haas.

➢	Paint and Coatings Materials
This business produces acrylic emulsions and additives that are used primarily to make decorative and industrial coatings. Its products are critical components used in the manufacture of architectural paints used by do-it-yourself consumers and professional contractors. Paint and Coatings Materials products are also used in the production of industrial coatings (for use on wood and metal, and in traffic paint); in construction applications (for use in roofing materials, insulation, and cement modification); and floor care products.

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

➢	Performance Materials Group

This business group includes our other businesses that facilitate the use of technologies to meet growing societal needs in the areas of water, food, personal care and energy. It is comprised of the operating results of Process Chemicals and Biocides, Powder Coatings, and other smaller business units. Its products include: ion exchange resins, sodium borohydride, biocides, polymers and additives used in personal care applications and other niche technologies.

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

The table below presents net sales by business segment. Segment eliminations are presented for intercompany sales between the reportable segments within the Specialty Materials Group.

(in millions)	2007	2006	2005

Electronic Technologies	$1,666	$1,551	$1,319
Display Technologies	45	13	13

Electronic Materials Group	$1,711	$1,564	$1,332
Paint and Coatings Materials	2,120	2,050	1,888
Packaging and Building Materials	1,826	1,776	1,766
Primary Materials	2,078	1,979	1,904
Elimination of Inter-segment Sales	(1,103)	(1,102)	(1,001)

Specialty Materials Group	$4,921	$4,703	$4,557
Performance Materials Group	1,205	1,134	1,071
Salt	1,060	829	925

Total	$8,897	$8,230	$7,885

The tables below present summarized financial information about our reportable segments:

	Earnings
	(loss) from	Share of
2007	continuing	affiliate			Segment	Capital
(in millions)	operations (1)	earnings, net	Depreciation	Amortization	assets	additions

Electronic Technologies	$299	$10	$59	$17	$1,688	$82
Display Technologies	(17)	—	2	1	376	18

Electronic Materials Group	$282	$10	$61	$18	$2,064	$100
Paint and Coatings Materials	246	—	58	1	930	95
Packaging and Building Materials	123	1	59	10	1,667	34
Primary Materials	82	—	82	—	1,030	74

Specialty Materials Group	$451	$1	$199	$11	$3,627	$203
Performance Materials Group	100	11	50	19	1,463	34
Salt	87	—	81	8	1,691	58
Corporate	(260)	—	21	1	1,363	59

Total	$660	$22	412	$57	$10,208	$454

	Earnings
	(loss) from	Share of
2006	continuing	affiliate			Segment	Capital
(in millions)	operations (1)	earnings, net	Depreciation	Amortization	assets	additions

Electronic Technologies	$242	9	56	17	1,616	82
Display Technologies	1	—	—	—	11	—

Electronic Materials Group	$243	$9	$56	$17	$1,627	$82
Paint and Coatings Materials	258	—	55	1	848	70
Packaging and Building Materials	136	1	57	9	1,667	28
Primary Materials	158	—	87	1	976	69

Specialty Materials Group	$552	$1	$199	$11	$3,491	$167
Performance Materials Group	77	—	50	20	1,395	41
Salt	40	—	77	7	1,607	48
Corporate	(157)	—	21	1	1,417	66

Total	$755	$10	403	$56	$9,537	$404

	Earnings
	(loss) from	Share of
2005	continuing	affiliate			Segment	Capital
(in millions)	operations (1)	earnings, net	Depreciation	Amortization	assets	additions

Electronic Technologies	$146	$8	$57	$17	$1,557	$62
Display Technologies	3	—	—	—	9	—

Electronic Materials Group	$149	$8	$57	$17	$1,566	$62
Paint and Coatings Materials	250	—	56	1	808	52
Packaging and Building Materials	119	1	59	10	1,628	25
Primary Materials	163	—	92	1	915	76

Specialty Materials Group	$532	$1	$207	$12	$3,351	$153
Performance Materials Group	54	—	51	17	1,303	30
Salt	57	—	72	7	1,641	40
Corporate(2)	(176)	—	28	2	1,510	45

Total	$616	$9	415	$55	$9,371	$330

Notes:

(1)	Earnings from continuing operations were taxed using our overall consolidated effective tax rate.

(2)	Corporate includes items such as corporate governance costs, interest income and expense, environmental remediation expense, insurance recoveries, exploratory research and development expense, balance sheet currency translation gains and losses, any unallocated portion of shared services and certain discrete period tax items.
The table below presents sales by geographic area. Sales are attributed to the geographic location based on customer location and not on the geographic location from which goods were shipped. Long-lived assets are attributed to geographic areas based on asset location. We define long-lived assets as Land, Buildings and Equipment.

			Asia-
		European	Pacific
(in millions)	U.S.	Region	Region	Other	Total

2007
Net sales	$3,893	$2,241	$1,973	$790	$8,897
Long-lived assets	1,644	427	547	253	2,871
2006
Net sales	$3,845	$2,030	$1,659	$696	$8,230
Long-lived assets	1,639	415	384	231	2,669
2005
Net sales(1)	$3,763	$1,988	$1,455	$679	$7,885
Long-lived assets	1,680	417	301	244	2,642
Notes:

(1)	Certain prior year reclassifications have been made to conform to current year presentations.

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
In September 2006, the FASB issued SFAS No. 158. This statement amends SFAS Nos. 87, 88, 106 and 132(R). SFAS No. 158 requires employers to recognize the overfunded or underfunded projected benefit obligation (PBO) of a defined benefit plan as an asset or liability in the statement of financial position. The PBO represents the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future salary increases. Prior to the issuance of SFAS No. 158, the consolidated balance sheet as of a fiscal year-end was required to, at a minimum, reflect an amount equal to the unfunded accumulated benefit obligation (ABO), which differs from the projected benefit obligation in that it includes no assumption on future compensation levels. SFAS No. 158 also requires employers to recognize annual changes in gains or losses, prior service costs, or other credits that have not been recognized as a component of net periodic pension cost, net of tax, through comprehensive income. As a result of the adoption of the recognition provisions of SFAS No. 158, we recorded a $245 million increase to Accumulated other comprehensive loss as of December 31, 2006 in Stockholders’ Equity.
SFAS No. 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of its year-end statement of financial position, with limited exceptions. The measurement date provision of SFAS No. 158 is effective for fiscal years ending after December 15, 2008. As all of our pension and postretirement plans have a measurement date of December 31, we are not required to adopt the measurement date provision of SFAS 158.
Qualified Pension Plans
A summary of the net periodic expense for these plans is as follows:

	2007		2006		2005
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Components of net periodic pension expense:
Service cost	$59	$22	$57	$20	$56	$19
Interest cost	95	39	95	34	92	32
Expected return on plan assets	(142)	(45)	(122)	(39)	(113)	(35)
Amortization of net gain existing at adoption of SFAS No. 87	—	—	—	—	—	(1)
Unrecognized prior service cost	2	—	2	—	2	1
Unrecognized net actuarial loss	11	9	28	10	25	6

Pension judgment	65	—	—	—	—	—
Net settlement and curtailment (gain) loss	—	(1)	—	—	—	1

Net periodic pension expense	$90	$24	$60	$25	$62	$23

Included in 2007 net periodic pension expense is a pre-tax non-cash charge of $65 million ($42 million after-tax) relating to a decision rendered by the Seventh Circuit Court of Appeals on August 14, 2007, affirming an Indiana Federal District Court’s decision that participants in the Rohm and Haas Pension Plan who elected a lump sum benefit during a class period have the right to a cost-of-living adjustment (“COLA”) as part of their retirement benefit. See Note 26 for further discussion.
The following table sets forth the weighted average assumptions used in the calculation of net periodic pension expense:

Weighted-average assumptions
used to determine net
periodic pension expense for	2007		2006		2005
the period January 1, - December 31,	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Discount rate	5.90%	5.05%	5.70%	4.77%	5.80%	5.49%
Expected return on plan assets	8.50%	6.72%	8.50%	6.97%	8.50%	7.37%
Rate of compensation increase	4.00%	3.91%	4.00%	3.88%	4.00%	4.14%
The discount rates were determined by projecting the plans’ expected future benefit payments as defined for the projected benefit obligation, discounting those expected payments using a zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date, and solving for the single equivalent discount rate that resulted in the same projected benefit obligation. A 1% increase in the discount rate would have decreased the net periodic benefit expense for 2007 by $31 million. A 1% decrease in the discount rate would have increased the 2007 net periodic benefit expense by $42 million.
To the extent the expected return on plan assets varies from the actual return, an actuarial gain or loss results. Each 1% increase or decrease in the expected rate of return assumption would have decreased or increased the global net periodic pension benefit expense for 2007 by $24 million.
The following table sets forth the weighted average assumptions used in the calculation of the PBO:

Weighted-average assumptions
used to determine the
projected benefit obligation	2007		2006
for years ended December 31,	U.S.	Non-U.S.	U.S.	Non-U.S.

Discount rate	6.21%	5.66%	5.90%	5.09%
Rate of compensation increase	4.00%	4.24%	4.00%	3.91%

The following table reflects the change in our projected benefit obligation and the change in the fair value of plan assets based on the measurement date, as well as the amounts recognized in our balance sheets:

	2007		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.

Change in pension benefit obligation:
Pension benefit obligation at beginning of year	$1,683	$745	$1,749	$665
Service cost, excluding expenses	59	22	57	20
Interest cost	95	39	95	34
Participant contributions	—	5	—	4
Plan amendments	(53)	(1)	—	(5)
Actuarial gain	(100)	(15)	(66)	(29)
Benefits paid	(105)	(34)	(152)	(26)
Acquisitions and plan transfers	—	34	—	26
Curtailments	—	(2)	—	(1)
Settlements	—	(4)	—	—
Pension judgment	65	—	—	—
Foreign currency translation adjustment	—	60	—	57

Pension benefit obligation at end of year	$1,644	$849	$1,683	$745

Change in plan assets:
Fair value of plan assets at beginning of year	$1,787	$667	$1,586	$511
Actual return on plan assets	125	15	216	57
Employer contribution	—	30	137	57
Participant contributions	—	5	—	4
Acquisitions and plan transfers	—	12	—	20
Settlements	—	(4)	—	—
Benefits paid	(105)	(34)	(152)	(26)
Foreign currency translation adjustment	—	60	—	44

Fair value of plan assets at end of year	$1,807	$751	$1,787	$667

Funded status at end of year	$163	$(98)	$104	$(78)

Amounts recognized in the consolidated balance sheets:
Other assets	$163	$20	$104	$27
Accrued liabilities	—	(1)	—	(1)
Employee benefits	—	(117)	—	(104)

Net amounts recognized	$163	$(98)	$104	$(78)

The changes in plan assets and benefit obligation that have been recognized in Accumulated other comprehensive loss during 2007 consist of the following:

	2007
(in millions)	U.S.	Non-U.S.

Other changes in plan assets and benefit obligation recognized in Accumulated other comprehensive loss
Net actuarial (gain) loss	$(83)	$21
Recognized actuarial loss	(11)	(8)
Prior service credit	(53)	(1)
Recognized prior service cost (credit)	(2)	—

Total recognized in Accumulated other comprehensive loss, before tax	$(149)	$12

Benefits paid to participants of our U.S. retirement plan increased during 2006 due to payments made to employees of our divested North American Automotive Coatings business, along with an overall acceleration of participant retirements.

The net unrecognized actuarial loss represents the actual changes in the estimated obligation and plan assets that have not been recognized in our income statement. As of December 31, 2007, this amounted to $270 million for our global qualified pension plans, down from a net unrecognized loss of $407 million as of December 31, 2006. Actuarial gains achieved on our U.S. retirement plan during 2007 are primarily attributable to higher discount rates on our global plans as of December 31, 2007, as well as the favorable impact of plan amendments approved by management during the year. Principal changes to the U.S. retirement plan include the adoption of a new discount rate for lump sum benefits paid on or after December 31, 2008 in accordance with the Pension Protection Act of 2006, and a revision of the plan’s benefit formula which will eliminate the cost of living adjustment on benefits earned on or after December 31, 2008. In addition, U.S. employees who join the company after December 31, 2008 will earn benefits based upon a cash balance formula instead of the final average pay formula currently utilized in the existing U.S. retirement plan, however, this prospective benefit formula change did not impact our projected benefit obligation for the year-ended December 31, 2007. Actuarial gains were partially offset by lower than expected actual returns on plan assets for our global plans, which contributed $47 million to our unrecognized net loss during 2007. Actuarial gains and losses are not recognized immediately, but instead are accumulated as a part of the unrecognized net loss balance and amortized into net periodic pension expense over the average remaining service period of participating employees as certain thresholds are met.
Because the total unrecognized net loss exceeds the greater of 10% of the projected benefit obligation or 10% of the plan assets, the excess will be amortized over the average expected future working lifetime of active plan participants. As of December 31, 2007, the average expected future working lifetime of active plan participants varies by plan and is within a range of 6 to 23 years. Actual results for 2008 will depend on the 2008 actuarial valuations of the plans.
Items included in accumulated other comprehensive loss represent amounts that have not been recognized in net periodic pension expense. The components recognized in accumulated other comprehensive loss, prior to adjustment for taxes, as of December 31, 2007 include:

	2007
(in millions)	U.S.	Non-U.S.

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$162	$154
Prior service credit	(44)	(2)

	$118	$152

Year-end 2007 amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic pension expense during fiscal year 2008 are as follows:

	Pension
(in millions)	U.S.	Non-U.S.

Net actuarial loss	$1	$7
Prior service credit	(4)	—

	$(3)	$7

The net assets of our defined benefit pension plans, which consist primarily of equity and debt securities, were measured at market value. The plans are prohibited from holding shares of Rohm and Haas stock, except where it is a component of an index fund. The target and actual plan asset allocation at December 31, 2007 and 2006, by asset category for U.S. and the significant non-U.S. plans, are as follows:

	Percentage of Plan Assets
	Targeted %		Actual %		Targeted %		Actual %
	2007		2007		2006		2006
Asset Category	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Equity securities	61	49	61	49	61	49	62	49
Debt securities	21	36	21	35	21	36	20	36
Insurance contracts	—	8	—	9	—	8	—	8
Real estate	7	5	7	5	7	5	7	6
Hedge funds	5	—	5	—	5	—	4	—
Other	6	2	6	2	6	2	7	1

Total	100	100	100	100	100	100	100	100

The fiduciaries of our plans determine how investments should be allocated among asset categories after taking into account plan demographics, asset returns and acceptable levels of risk. Asset allocation targets are established based on the long-term return and volatility characteristics of the asset categories. The targeted asset category allocations recognize the benefit of diversification and the profiles of the plans’ liabilities. The plans’ assets are currently invested in a variety of funds representing most standard equity and debt security classes, as well as direct investments in equity securities. During 2006, we updated our investment policy for two of our significant non-U.S. plans to decrease the percentage of plan assets invested in equity securities and increase the percentage of plan assets invested in debt securities. We perform periodic reviews of our U.S. plan investment policy to ensure that our plan investments are balanced with the goal of containing potential declines in asset values within a specified percentage and preventing negative returns over a five year period. The plans’ investment policy mandates diversification, consistent with that goal. We are permitted to make changes to our U.S. plan investment policy at any time.
Projected benefit payments, which reflect expected future service, are as follows:

(in millions)	U.S.	Non-U.S.

2008	$106	$31
2009	103	35
2010	114	38
2011	114	42
2012	126	44
2013-2017	723	260
In 2007, we contributed approximately $30 million to our qualified pension plans, down from the $194 million contributed in the prior year period, primarily because we did not contribute to our U.S. pension trust. During 2006, we increased the funding of our U.S. pension plan on a tax-deductible basis by voluntarily contributing $137 million to our trust. Total funding for our non-U.S. qualified pension plans of $30 million includes $11 million paid to fund shortfalls in our UK pension trust.
We are not required to and therefore do not expect to make contributions to our U.S. pension trust during 2008. We do expect to contribute approximately $28 million to fund our non-U.S. qualified pension plans, however funding requirements significantly depend on changes in assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plans, and any legislative or regulatory changes affecting plan funding requirements. The company may increase, accelerate, decrease or delay contributions to the plans to the extent permitted by law.
The accumulated benefit obligation (ABO) is the actuarial present value of benefits attributed to employee service rendered to a particular date, based on current salaries. The ABO for our U.S. plans was $1,357 million and $1,375 million, at December 31, 2007 and 2006, respectively. The ABO for our non-U.S. plans was $745 million and $669 million at December 31, 2007 and 2006, respectively.
The following table provides information on pension plans where the ABO exceeds the value of plan assets:

	2007		2006
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.

Plans for which accumulated benefit obligation exceeds assets:
Projected benefit obligation	$—	$529	$—	$(480)
Accumulated benefit obligation	—	478	—	(447)
Fair value of plan assets	—	413	—	379

Non-Qualified Pension Plans
The following disclosures include the components of net periodic pension cost and other amounts recognized in Accumulated other comprehensive loss for both the U.S. and Canadian non-qualified pension plans:

(in millions)	2007	2006	2005

Components of net periodic pension expense:
Service cost	$3	$2	$2
Interest cost	9	9	9
Unrecognized prior service cost	—	1	1
Other amortization, net	3	4	4

Net periodic pension expense	$15	$16	$16

The following table sets forth the weighted average assumptions used in the calculation of net periodic pension expense:

Weighted-average assumptions used to determine
net expense for the period January 1, - December 31,	2007	2006	2005

Discount rate	5.90%	5.70%	5.80%
Rate of compensation increase	4.00%	4.00%	4.00%
The following table sets forth the weighted average assumptions used in the calculation of the PBO:

Weighted-average assumptions used to determine benefit
obligation for years ended December 31,	2007	2006

Discount rate	6.20%	5.90%
Rate of compensation increase	4.00%	4.00%

The following table reflects the change in our projected benefit obligation and fair value of plan assets based on the measurement date:

(in millions)	2007	2006

Change in pension benefit obligation:
Pension benefit obligation at beginning of year	$155	$156
Service cost, excluding expenses	3	2
Interest cost	9	9
Amendments	(1)	—
Actuarial gain	(3)	(1)
Benefits paid	(12)	(11)

Pension benefit obligation at end of year	$151	$155

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	12	11
Benefits paid	(12)	(11)

Fair value of plan assets at end of year	$—	$—

Funded status at end of year	$(151)	$(155)

Amounts recognized in the consolidated balance sheets:
Accrued liabilities	$(11)	$(10)
Employee benefits	(140)	(145)

Net amounts recognized	$(151)	$(155)

The changes in plan assets and benefit obligation that have been recognized in Accumulated other comprehensive loss during 2007 for our non-qualified plans consist of the following:

(in millions)	2007

Other changes in plan assets and benefit obligation recognized in Accumulated other comprehensive loss
Net actuarial gain	$(3)
Recognized actuarial loss	(4)
Prior service credit	(1)

Total recognized in Accumulated other comprehensive loss, before tax	$(8)

Amounts recognized in Accumulated other comprehensive loss as of December 31, 2007 include net unrecognized actuarial losses of $53 million and unrecognized prior service credit of $1 million. The estimated December 31, 2007 net actuarial loss that will be amortized from Accumulated other comprehensive loss into net periodic pension expense over the next fiscal year is $3 million.
We have a non-qualified trust, referred to as a “rabbi” trust, to fund benefit payments under our non-qualified U.S. pension plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as corporate assets and are classified as other non-current assets. Assets held in trust totaled $76 million and $71 million at December 31, 2007 and 2006, respectively.
Non-qualified plan contributions, which reflect expected future service, are as follows:

(in millions)	Total

2008	$12
2009	11
2010	11
2011	11
2012	12
2013-2017	60
The ABO of the non-qualified plans is $139 million and $141 million as of December 31, 2007 and 2006, respectively.
In 1997, we instituted a non-qualified savings plan for eligible employees in the U.S. The purpose of the plan is to provide additional retirement savings benefits beyond the otherwise determined savings benefits provided by the Rohm and Haas Company Employee Stock Ownership and Savings Plan (“the Savings Plan”). See Note 22 for more information on the Savings Plan. Each participant’s non-qualified savings plan contributions are notionally invested in the same investment funds as the participant has elected for investment in his or her Savings Plan account. For most participants, we contribute a notional amount equal to 60% of the first 6% of the amount contributed by the participant. Our matching contributions are allocated to deferred stock units. At the time of distribution, each deferred stock unit is distributed as one share of Rohm and Haas Company common stock. We recorded expense of $3 million, $5 million, and $3 million in 2007, 2006 and 2005, respectively, for the non-qualified savings plan.
Other Postretirement Benefits
The following disclosures include amounts for both the U.S. and significant non-U.S. postretirement plans:

(in millions)	2007	2006	2005

Components of net periodic postretirement cost:
Service cost	$5	$5	$5
Interest cost	26	25	26
Expected Return on Plan Assets	(2)	(1)	—
Net amortization	—	—	(1)

Net periodic postretirement cost	$29	$29	$30

The following table sets forth the discount rate used in the calculation of net periodic postretirement cost for the U.S. plans:

	2007	2006	2005

Weighted-average discount rate for annual expense:	5.90%	5.60%	5.60%
Different discount rates are used for non-U.S. plans, which account for approximately 19% of the total benefit obligation as of December 31, 2007.
The following table reflects the change in the postretirement benefit obligation and the plans’ funded status based on the measurement date:

(in millions)	2007	2006

Change in postretirement benefit obligation:
Benefit obligation at beginning of year	$458	$486
Service cost	5	5
Interest cost	26	25
Contributions	15	17
Actuarial gain	(18)	(20)
Medicare Part D payments received	3	—
Benefits paid	(60)	(56)
Foreign currency translation adjustment	12	1

Benefit obligation at end of year	$441	$458

Change in plan assets:
Fair value of plan assets at beginning of year	25	12
Actual return on plan assets	3	1
Employer contribution	42	51
Participant contributions	15	17
Benefits paid (net of Medicare Part D subsidy)	(57)	(56)

Fair value of plan assets at end of year	$28	$25

Funded status at end of year	$(413)	$(433)

Amounts recognized in the consolidated balance sheets:
Accrued liabilities	$(11)	(39)
Employee benefits	(402)	(394)

Net amounts recognized	$(413)	$(433)

Plan assets for the U.S. postretirement benefit plan primarily consist of debt and equity securities.
The changes in plan assets and benefit obligation that have been recognized in Accumulated other comprehensive loss during 2007 for our postretirement benefit plans consist of the following:

(in millions)	2007

Other changes in plan assets and benefit obligation recognized in Accumulated other comprehensive loss
Net actuarial gain	$(18)
Recognized actuarial loss	(2)
Recognized prior service credit	2

Total recognized in Accumulated other comprehensive loss, before tax	$(18)

The components recognized in Accumulated other comprehensive loss, prior to adjustment for taxes, as of December 31, 2007 include:

(in millions)	2007

Amounts recognized in Accumulated other comprehensive loss:
Net actuarial loss	$20
Prior service credit	(7)

$13

The December 31, 2007 estimated net actuarial loss and prior service credit that will be amortized from other comprehensive loss into net periodic postretirement cost over the next fiscal year are $2 million and $1 million, respectively.
The following table sets forth the weighted average discount rate used in the calculation of the U.S. postretirement benefit obligation:

	2007	2006	2005

Weighted-average discount rate for year-end APBO:	6.10%	5.90%	5.60%
The U.S. plan generally limits our per-capita cost of benefits to double the 1992 cost. Different cost limits apply to some groups of participants, and there are some retirees to whom the limits do not apply. The limits greatly reduce the impact of health care cost trend rates on the benefit obligation and expense.
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
Projected benefit payments for our U.S. and non-U.S. plans, which reflect expected future service are as follows:

		Estimated
	Benefit payments	amount of
	before Medicare	Medicare Part D	Net benefit
(in millions)	Part D subsidy	subsidy	payments

2008	$43	$4	$39
2009	43	4	39
2010	43	4	39
2011	42	4	38
2012	41	4	37
2013-2017	189	23	166
Medicare Part D subsidy payments of $3 million received in 2007 and $4 million received in 2008 relate to plan years 2006 and 2007, respectively.
Note 10: Employee Benefits

(in millions)	2007	2006

Postretirement health care and life insurance benefits	$402	$394
Unfunded supplemental pension plan	140	145
Long-term disability benefit costs	43	42
Foreign pension liabilities	117	104
Other	58	50

Total	$760	$735

See Note 9 for more information on pension and postretirement health care benefits.

Note 11: Restricted Cash
Restricted cash represents investments in cash equivalents through a trust designed to meet financial assurance requirements of U.S., state and local environmental agencies with respect to plant operations. These requirements are based on an annual assessment of our net worth.
Note 12: Receivables, net

(in millions)	2007	2006

Customers	$1,610	$1,356
Value added tax	261	126
Affiliates	24	18
Employees	7	12
Other	111	98

Receivables, gross	2,013	1,610
Less: allowance for doubtful accounts	36	40

Total	$1,977	$1,570

Value added tax recorded in receivables, net is reclaimable from the governmental jurisdictions. Employee receivables are primarily comprised of relocation and education reimbursements for our employees.
Note 13: Inventories
Inventories consist of the following:

(in millions)	2007	2006

Finished products	$479	$517
Work in process	345	301
Raw materials	151	121
Supplies	49	45

Total	$1,024	$984

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) inventory method for domestic inventories, which approximates 41% and 47% of the total inventory balance at December 31, 2007 and 2006, respectively. The remainder is determined by the first-in, first-out (FIFO) method. The excess of replacement cost over the value of inventories based upon the LIFO method was $170 million and $127 million at December 31, 2007 and 2006, respectively. Liquidation of LIFO layers in 2007 resulted in a net decrease to cost of goods sold of $9 million and immaterial amounts in 2006 and 2005.
Note 14: Prepaid Expenses and Other Current Assets

(in millions)	2007	2006

Deferred tax assets	$136	$149
Prepaid expenses	78	67
Fair market value of interest rate lock (see Note 6)	—	11
Other current assets	44	27

Total	$258	$254

Note 15: Land, Buildings and Equipment, net

			Estimated
(in millions)	2007	2006	Life

Land	$146	$142
Buildings and improvements	1,855	1,729	10-50
Machinery and equipment	6,155	5,721	3-20
Capitalized interest	352	340	11
Construction in progress	271	218

Land, buildings, and equipment, gross	8,779	8,150
Less: Accumulated depreciation	5,908	5,481

Total	$2,871	$2,669

In 2007, 2006 and 2005, respectively, interest costs of $12 million, $11 million and $9 million were capitalized. Amortization of such capitalized costs included in depreciation expense was $14 million in 2007, 2006 and 2005, respectively.
Depreciation expense was $412 million, $403 million and $415 million in 2007, 2006 and 2005, respectively.
Note 16: Goodwill and Other Intangible Assets, net
Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006, by business segment, are as follows:

					Packaging
			Electronic	Paint and	and		Specialty	Performance
2007	Electronic	Display	Materials	Coatings	Building	Primary	Materials	Materials
(in millions)	Technologies	Technologies	Group	Materials	Materials	Materials	Group	Group	Salt	Total

Balance as of January 1, 2006(1)	$362	$—	$362	$62	$517	$29	$608	$227	$328	$1,525
Goodwill related to acquisitions (2)	8	—	8	—	—	—	—	6	—	14
Opening balance sheet adjustments (3)	(2)	—	(2)	1	—	—	1	8	(5)	2

Balance as of December 31, 2006	$368	$—	$368	$63	$517	$29	$609	$241	$323	$1,541
Goodwill related to acquisitions (2)	6	95	101	—	—	—	—	—	—	101
Currency effects and other (4)(5)	—	(1)	(1)	3	10	—	13	10	4	26

Balance as of December 31, 2007	$374	$94	$468	$66	$527	$29	$622	$251	$327	$1,668

Notes:

(1)	Certain prior year balances have been reclassified to conform to the current year presentation.

(2)	Goodwill related to acquisitions is due to the following: $6 million and $8 million, respectively, Electronic Technologies — buyback of additional shares of CMPT; $95 million, Display Technologies acquisition of our controlling interest in SKC Haas Display Film Co. Ltd.; and $6 million, Performance Materials — related to the 2006 acquisition of Floralife®, Inc.

(3)	Primarily relates to adjustments to opening balance sheet liabilities due to the favorable resolution of tax audits resulting in the reduction of opening balance sheet tax reserves and valuation allowances.

(4)	Certain goodwill amounts are denominated in foreign currencies and are translated using the appropriate U.S. dollar exchange rate.

(5)	Goodwill related to divestitures is due to the following: $4 million-Performance Materials-related to the 2007 sale of Floralife®, Inc.

Intangible Assets

SFAS No. 142 established two broad categories of intangible assets: finite-lived intangible assets, which are subject to amortization; and indefinite-lived intangible assets, which are not subject to amortization.
The following table provides information regarding our intangible assets:
Gross Asset Value

	Finite Lived				Indefinite Lived
				Patents,
	Developed	Customer		Licenses &
(in millions)	Technology	Lists	Tradename	Other	Strategic	Tradename	Total

Balance as of January 1, 2006	$383	$865	$138	$160	$75	$328	$1,949
Currency(1)	6	13	3	(1)	—	—	21
Acquisitions(2)	9	3	—	13	—	1	26

Balance as of December 31, 2006	$398	$881	$141	$172	$75	$329	$1,996
Currency(1)	8	26	3	—	9	7	53
Acquisitions(2)	14	16	—	1	—	—	31
Divestures(3)	(2)	(12)	(2)	(1)	—	(1)	(18)

Balance as of December 31, 2007	$418	911	142	172	84	335	2,062

Accumulated Amortization

	Finite Lived				Indefinite Lived
				Patents,
	Developed	Customer		Licenses &
(in millions)	Technology	Lists	Tradename	Other	Strategic	Tradename	Total

Balance as of January 1, 2006	$(149)	$(144)	$(28)	$(99)	$(5)	$(21)	$(446)
Additions	(24)	(23)	(4)	(5)	—	—	(56)
Currency(1)	(3)	(3)	(1)	—	—	—	(7)

Balance as of December 31, 2006	$(176)	$(170)	$(33)	$(104)	$(5)	$(21)	$(509)
Additions	(25)	(19)	(7)	(6)	—	—	(57)
Currency(1)	(3)	(7)	(1)	—	—	—	(11)
Divestures(3)	1	3	3	—	—	—	7

Balance as of December 31, 2007	$(203)	(193)	(38)	(110)	(5)	(21)	(570)

Net Book Value	$215	718	104	62	79	314	1,492

Notes:

(1)	Certain intangible assets are denominated in foreign currencies and are translated using the appropriate U.S. dollar exchange rate.

(2)	Finite-lived intangible assets increased by $9 million as a result of our acquisitions of the Kodak light management films technology business in June of 2007 and $22 million as a result of the acquisition of our controlling interest in SKC Haas Display Film Co. Ltd. See Note 2 for further discussion of these acquisitions.

(3)	Divestitures relate to the sale of a Digital Imaging business line in the Paint and Coatings Materials segment and Floralife® assets in the Performance Materials segment.

Certain of our intangible assets are denominated in foreign currencies and are translated using the appropriate U.S. dollar exchange rate. For the year ended December 31, 2007, the currency translation adjustment recorded to the gross carrying amount and accumulated amortization was $53 million and $11 million, respectively.
Amortization expense for finite-lived intangible assets was $57 million, $56 million and $55 million for the years ended December 31, 2007, 2006 and 2005, respectively. Amortization expense is estimated to be approximately $61 million for the full year 2008 and $60 million for each of the subsequent four years.
Annual SFAS No. 142 Impairment Review
In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to perform, at a reporting unit level, an annual impairment review of goodwill and indefinite-lived intangible assets, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For purposes of this review, we primarily utilize discounted cash flow analyses for estimating the fair value of the reporting units. We completed our annual recoverability review as of May 31, 2007 and 2006, and determined that goodwill and indefinite-lived intangible assets were fully recoverable as of these dates.
SFAS No. 144 Impairment Review
Finite-lived intangible assets are amortized over their estimated useful lives and are reviewed for impairment whenever changes in circumstances indicate the carrying value may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
Note 17: Other Assets

(in millions)	2007	2006

Prepaid pension cost (see Note 9)	$183	$131
Rabbi trust assets (see Note 9)	76	71
Insurance receivables	28	28
Deferred tax assets (see Note 7)	83	52
Other employee benefit assets	17	16
Fair market value of interest rate swaps (see Note 6)	7	—
Lease deposits	34	—
Other non-current assets	27	26

Total	$455	$324

Note 18: Borrowings
Short-Term Obligations

(in millions)	2007	2006

Other short-term borrowings	$150	$112
Current portion of long-term debt	8	281

Total	$158	$393

Generally, our short-term borrowings consist of bank loans and commercial paper with an original maturity of twelve months or less. As of December 31, 2007, we had uncommitted credit arrangements with financial institutions to provide local credit facilities to our foreign subsidiaries for working capital needs. At December 31, 2007 and 2006, $82 million and $80 million, respectively, were outstanding under such arrangements.
At December 31, 2007, we had $40 million in commercial paper outstanding.
The weighted-average interest rate of short-term borrowings was 6.3% and 6.6% at December 31, 2007 and 2006, respectively.

In November 2003 and September 2004, we entered into three-year receivables securitization agreements under which two of our operating subsidiaries in Japan sell a defined pool of trade accounts receivable without recourse to an unrelated third party financier who purchases and receives ownership interest and the risk of credit loss in those receivables. These agreements renew on an evergreen basis for the additional term of one year after the initial term expires. The transfers qualify for sales treatment under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The utilized balance under the receivables securitization agreements was $17 million and $18 million at December 31, 2007 and 2006, respectively, and is not included in debt on the Consolidated Balance Sheet but rather is reflected as a reduction of receivables. Amounts sold related to these agreements totaled $63 million and $70 million in 2007 and 2006, respectively. The maximum availability under these agreements is $31 million. We continue to retain collection and administrative responsibilities in the receivables. When the third party financier sells the receivables, the associated discount is accounted for as a loss on the sale of receivables and has been included in other expense in the Consolidated Statements of Operations. This discount was immaterial in 2007, 2006 and 2005. Due to the short-term nature of the non-interest bearing receivables sold, changes to the key assumptions would not materially impact the recorded loss on the sale of receivables.
Long-Term Debt and Other Financing Arrangements
The following table illustrates the carrying value of long-term debt included in the Consolidated Balance Sheets at December 31, 2007 and 2006.

(in millions)	Currency	Maturities	2007	2006

6.0% notes	Euro	2007	—	211
TIBOR(1) plus 0.45% notes	Japanese Yen	2007	—	59
TIBOR(1) plus 0.45% notes	Japanese Yen	2009	—	23
1.57% notes	Japanese Yen	2012	24	—
1.54% notes	Japanese Yen	2012	62	—
8.74% notes	U.S. Dollar	2012	—	19
3.50% notes	Euro	2012	353	319
5.60% notes	U.S. Dollar	2013	250	—
4.50% notes	Euro	2014	257	—
6.00% notes	U.S. Dollar	2017	850	—
9.25% debentures	U.S. Dollar	2020	145	145
9.80% debentures	U.S. Dollar	2020	84	91
7.85% notes	U.S. Dollar	2029	882	882
3.50% notes	Japanese Yen	2032	177	167
Fair market value adjustments			22	20
Other			41	33

			3,147	1,969
Less: current portion			8	281

Total			$3,139	$1,688

Note:
     (1)   Six-month Tokyo Interbank Offered Rate (“TIBOR”)
In November 2007, we issued 400 million of Japanese Yen-denominated variable rate notes (approximately $24 million at December 31, 2007) due in November 2012. The interest rate is 1.57% and payments are due semi-annually.
In November 2007, we issued 7 billion of Japanese Yen-denominated variable rate notes (approximately $62 million at December 31, 2007) due in December 2012. The interest rate is 1.54% and payments are due semi-annually.
In September 2007, we issued $250 million of 5.60% notes at 99.985% of par due in March 2013 and $850 million of 6.00% notes at 99.487% of par due in September 2017 (the Notes). The Notes represent unsecured and unsubordinated obligations of Rohm and Haas Company which are not subject to any sinking fund requirement and include a redemption provision which allows us to retire the Notes at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the noteholders are not penalized by the early redemption. Interest on the notes is payable semi-annually in March and September, commencing in March 2008. In the event of a change of control repurchase event as defined in the terms of the Notes, we may be required to offer to purchase the Notes from holders at a purchase price equal to 101% of their principal amount, plus accrued interest. The terms of the Notes limit us from entering into certain mortgage and certain sale and leaseback transactions. Debt discounts of $4 million and related issuance costs of $5 million are included in the Other category in the table above and will be amortized to interest expense over the life of the Notes.
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
The 3.50% Japanese Yen notes issued in February 2002 are callable annually after March 2012.
The 9.25% debentures due 2020, previously issued by Morton International, Inc., are credit-sensitive unsecured obligations (Debentures). The coupon interest rate on the Debentures is subject to adjustment upon changes in the debt rating of the Debentures as determined by Standard and Poor’s Corporation or Moody’s Investors Service. Upon acquiring Morton International, Inc., we recorded a fair market value adjustment on the Debentures, which is being amortized ratably over the remaining life of the Debentures. The remaining amount of this adjustment amounted to $16 million in 2007 and $17 million in 2006. These debentures are guaranteed by Rohm and Haas Company.
In 2007, the remaining $6 million of fair market value adjustments result from changes in the carrying amounts of certain fixed-rate borrowings that have been designated as being hedged. In 2006, the remaining $3 million relates to settled interest rate swaps on outstanding debt. The proceeds from the settlement of interest rate swaps are recognized as reductions of interest expense over the remaining maturity of the related hedged debt.
We have a revolving credit facility of $750 million, which expires December 2012, that is maintained for general corporate purposes including support for any future issuance of commercial paper. The commitment was unused at December 31, 2007 and 2006. No compensating balance is required for this revolving credit agreement. Our revolving credit and other loan agreements require that earnings before interest, taxes, depreciation and amortization, excluding certain items, exceed 3.5 times consolidated interest expense on a rolling four-quarter basis. There are no restrictions on the payment of dividends.
At December 31, 2007, we had outstanding letters of credit totaling approximately $37 million issued primarily in support of self-insurance, environmental and tax-related activities. There were no drawdowns under these letters of credit.
The aggregate amount of long-term debt maturing in each of the next five years is zero in 2008, zero in 2009, zero in 2010, zero in 2011, and $439 million in 2012. As some of the debt is denominated in foreign currencies, the actual value of these debt maturities will fluctuate with changes in foreign exchange rates.
During 2007, 2006 and 2005, we made interest payments, net of capitalized interest, of $117 million, $109 million, and $147 million, respectively.

Note 19: Accrued Liabilities

(in millions)	2007	2006

Salaries and wages	$181	$208
Interest	65	52
Sales incentive programs and other selling accruals	57	69
Taxes, other than income taxes	158	107
Employee benefits	70	93
Derivative instruments	67	41
Reserve for restructuring (see Note 3)	15	37
Deferred revenue on supply contracts	8	10
Insurance and legal	6	4
Deferred tax liabilities	3	4
Capital Spending	37	35
Marketing and sales promotion	16	14
Reserve for environmental remediation (see Note 26)	48	40
Other	158	102

Total	$889	$816

Note 20: Other Liabilities

(in millions)	2007	2006

Reserves for environmental remediation (see Note 26)	$102	$101
Deferred revenue on supply contracts	36	34
Legal contingencies	40	42
Asset retirement obligations	19	15
Taxes	83	—
Other	32	38

Total	$312	$230

Our asset retirement obligations are primarily associated with the following: 1) the capping of certain brine and gas wells used by our Salt segment for the production of various products; and 2) the contractual requirement to remove or dismantle certain leasehold improvements at the end of the lease term.

Asset Retirement
(in millions)	Obligations

Balance as of January 1, 2005	$14

Liabilities settled	—
Accretion expense	1
Currency effects	—
Revisions in estimated cash flows	(1)

Balance as of December 31, 2005	$14

Liabilities settled	(1)
Accretion expense	1
Currency effects	1
Revisions in estimated cash flows	—

Balance as of December 31, 2006	$15

Additions	1
Liabilities settled	—
Accretion expense	1
Currency effects	2
Revisions in estimated cash flows	—

Balance as of December 31, 2007	$19

The liability for certain asset retirement obligations cannot currently be measured as the retirement dates are not yet determinable. We will recognize the liability when sufficient information exists to estimate a range of potential dates.
Note 21: Earnings Per Share
The reconciliation from basic to diluted earnings per share from continuing operations is as follows:

	2007		2006		2005
(in millions, except per share amounts)	Diluted	Basic	Diluted	Basic	Diluted	Basic

Consolidated
Earnings from continuing operations	$660	$660	$755	$755	$616	$616
Earnings (loss) from discontinued operation	1	1	(20)	(20)	21	21

Net earnings	$661	$661	$735	$735	$637	$637

Average Equivalent Shares
Common stock outstanding	207.8	207.8	218.9	218.9	221.9	221.9
Employee compensation-related shares, including stock options(1)	3.2	—	2.3	—	2.0	—

Total average equivalent shares	211.0	207.8	221.2	218.9	223.9	221.9

Per-Share Amounts
Earnings from continuing operations	$3.12	$3.17	$3.41	$3.45	$2.75	$2.78
Earnings (loss) from discontinued operation	0.01	0.01	(0.09)	(0.09)	0.10	0.09

Net earnings per share	$3.13	$3.18	$3.32	$3.36	$2.85	$2.87

Note:
(1)	There were approximately zero shares, 0.7 million shares and 0.7 million shares in 2007, 2006 and 2005, respectively, attributable to stock options that were excluded from the calculation of diluted earnings per share as the exercise price of the stock options was greater than the average market price.
Note 22: Stockholders’ Equity
We have an employee stock ownership and savings plan (“the Savings Plan”) where eligible employees may contribute up to 50% of qualified before-tax pay and up to 19% of after-tax pay, subject to the annual limit set by the IRS. During 2005, 2006 and 2007, we matched the first 6% of the salary contributed at 60 cents on the dollar. In 2007, we announced an increase in the savings plan match from 60 cents on the dollar to a range of 75 cents on the dollar to dollar for dollar depending on the amount contributed. This change will be effective January 1, 2008. We provide for the Savings Plan matching contributions with common shares through a leveraged Employee Stock Ownership Plan (ESOP). We have elected to continue to account for the Savings Plan based on AICPA Statement of Position 76-3, “Accounting Practices for Certain Employee Stock Ownership Plans” as permitted by AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.”
The ESOP purchased 18.9 million shares (split adjusted) of our common stock in 1990. The 18.9 million shares will decline over the 30-year life of the ESOP as shares are allocated to employee savings plan member accounts. We financed this purchase by borrowing $150 million at a 9.8% rate for 30 years, plus funds from other sources, which were loaned to the ESOP trust with payments guaranteed by us. The remaining balance of the guarantee as of December 31, 2007 is $104 million. The ESOP trust funds annual loan payments of $20 million, which include principal and interest, from interest earnings on cash balances and common dividends on shares not yet allocated to participants, common dividends on certain allocated shares and company cash contributions. Interest expense recorded by the ESOP trust related to annual loan payments totaled $14 million, $15 million and $15 million in 2007, 2006 and 2005, respectively.

Dividends paid on ESOP shares used as a source of funds for the ESOP financing obligation were $19 million, $18 million and $16 million, in 2007, 2006 and 2005, respectively. These dividends were recorded net of the related U.S. tax benefits. We contributed cash of $1 million, $2 million and $4 million in 2007, 2006 and 2005, respectively. The number of ESOP shares not allocated to plan members at December 31, 2007, 2006 and 2005 were 8.0 million, 8.6 million and 9.2 million, respectively. All shares not allocated to plan members are considered outstanding for purposes of computing basic and diluted EPS under AICPA Statement of Position 76-3.
We recorded compensation expense for the Savings Plan of $6 million annually in 2007, 2006 and 2005, respectively, for ESOP shares allocated to plan members. We expect to record annual compensation expense of approximately this amount over the next 13 years as the remaining $140 million of ESOP shares are allocated to plan members. The allocation of shares from the ESOP is expected to fund a substantial portion of our future obligation to match employees’ savings plan contributions as the market price of Rohm and Haas stock appreciates. However, if the stock price does not appreciate, we would need to make additional contributions.
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
Share Repurchase Program
In December 2004, our Board of Directors authorized the repurchase of up to $1 billion of our common stock through 2008, with the timing of the purchases depending on market conditions and other priorities for cash. During 2007, we used $462 million of available cash to repurchase 8.5 million of our outstanding shares, which essentially completed the $1 billion authorization. Over the life of this authorization, we have repurchased 20.2 million shares.
On July 16, 2007, our Board of Directors authorized the repurchase of up to another $2 billion of our common stock, the first $1 billion of which was financed with debt and the remainder to be funded from available cash through 2010. For the debt financed portion of this authorization, we entered into an accelerated share repurchase agreement (ASR) with Goldman, Sachs & Co. (Goldman Sachs) on September 10, 2007. Under the ASR, we paid $1 billion to Goldman Sachs and received approximately 16.2 million of shares of our common stock on September 11, 2007. During the succeeding five to nine-month period, Goldman Sachs is expected to purchase an equivalent number of shares under the terms of the ASR. At the end of the ASR’s term, which is expected to last no longer than nine months, we may receive from, or be required to pay to Goldman Sachs a price adjustment based upon the volume weighted-average price of our common stock during the period Goldman Sachs purchases the equivalent number of shares, less a discount. The price adjustment may be settled in shares of our common stock or cash, at our option. The price adjustment is accounted for as an equity instrument and changes in its fair value are not recorded. If the volume weighted-average price of our common stock price from September 10, 2007 through the end of the term of the repurchase agreement remains at the volume weighted-average price through December 31, 2007, then Goldman Sachs would owe us approximately 3.2 million additional shares.

Note 23: Share-Based Compensation Plans
We have various stock-based compensation plans for directors, executives and employees.
1999 Stock Plan
Under this plan, as amended in 2001 and 2004, we may grant as options or restricted stock up to 29 million shares of common stock with no more than 3 million of these shares granted to any employee as options over a five-year period. No more than 50% of the shares in this plan can be issued as restricted stock, which generally vest over five years. Awards under this plan may be granted to our employees and directors. Options granted under this plan in 2007, 2006 and 2005 were granted at the fair market value on the date of grant and generally vest over three years expiring within 10 years of the grant date. As of December 31, 2007, approximately 13.7 million shares were issuable under this plan.
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
Rohm and Haas Company Non-Qualified Savings Plan
Under this plan, as amended in 2005, employees above a certain level can add to their retirement savings by deferring compensation into the plan. We match 60% of participant’s contributions in an amount equal to 6% of the participant’s compensation in Rohm and Haas Stock Units that are rights to acquire shares of Rohm and Haas Company common stock. Participants can also make an irrevocable election to convert restricted stock on which restrictions are about to lapse into Rohm and Haas Stock Units. We do not match these elections. Due to the adoption of the “American Jobs Creation Act of 2004,” enacted in November 2004, we replaced the Rohm and Haas Company Non-Qualified Savings Plan with a new plan, which was approved by the stockholders at the May 2005 Annual Meeting of Stockholders. The new plan has the provisions required by this legislation but otherwise has the same terms as the old plan.
Share-Based Compensation Overview
The majority of our share-based compensation is granted in the form of restricted stock and restricted stock units (“restricted stock”), and non-qualified stock options. For the years ended December 31, 2007, 2006 and 2005, we recognized approximately $49 million, $48 million and $50 million, respectively, of pre-tax expense related to share-based compensation, and a related income tax benefit of $17 million, $16 million and $17 million, respectively. Approximately $8 million, $11 million and $6 million of the total expense was related to liability awards for the years ended December 31, 2007, 2006 and 2005, respectively. Approximately $7 million, $5 million, and zero in share-based liabilities were actually paid as of December 31, 2007, 2006, and 2005, respectively.
Of the total expense recorded in 2007, approximately $30 million was a component of selling and administrative expense, $10 million was a component of cost of sales, and $9 million was a component of research and development. The amount of compensation cost capitalized was not material.
During the first quarter of 2005, we became aware of a provision of SFAS No. 123, which resulted in an acceleration of our share-based compensation for retirement eligible employees where our plans provide for immediate vesting of share-based compensation upon their retirement. This resulted in a one-time adjustment recorded in 2005 of approximately $12 million pre-tax, which related to prior periods.
Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment.” SFAS No. 123R, which is a revision of FASB Statement No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values. Because we adopted the fair value method of recording share-based compensation as defined in SFAS No. 123 on January 1, 2003, all options granted prior to January 1, 2003 were fully vested as of January 1, 2006. Therefore, the adoption of SFAS No. 123R did not materially impact our consolidated results of operations. However, we are required to comply with the following provisions of SFAS No. 123R, which also did not materially impact our consolidated results:
•	Forfeiture rate – SFAS No. 123R requires the recognition of expense only for awards that will eventually vest. The provision requires pre-vesting forfeitures to be estimated at the time of grant and modified, if necessary, if actual forfeitures differ from estimated forfeitures. Our forfeiture rates were based upon historical share-based compensation cancellations through December 31, 2006. The estimated forfeiture rates resulted in an immaterial adjustment to current unvested awards.

•	Tax benefits – SFAS No. 123R requires tax benefits resulting from share-based compensation in excess of compensation cost recognized to be classified as financing cash flows in the Consolidated Statements of Cash Flows. Prior to the adoption of SFAS No. 123R, tax benefits resulting from share-based compensation were classified as operating cash flows.

•	Tax windfall pool – SFAS No. 123R requires companies to calculate a cumulative pool of tax windfalls, offset by tax shortfalls, using historical data from the original implementation date of SFAS No. 123. We have calculated a tax windfall pool as of December 31, 2007; therefore, any future tax shortfalls related to share-based compensation should be charged against additional paid-in capital up to the amount of our windfall pool.
Stock Options
Our stock options generally vest over three years, with one-third vesting each year. We recognize expense for our stock options using the straight-line method over the requisite service period. Our options generally expire ten years after the grant date. The total value of compensation expense for stock options is equal to the fair value of the award on the grant date. We calculate the fair value of stock options utilizing the Black-Scholes option-pricing model. For the years ended December 31, 2007, 2006 and 2005, we recognized approximately $6 million, $8 million and $13 million, respectively, of pre-tax compensation expense in the Consolidated Statements of Operations for stock options, and a related income tax benefit of $2 million, $2 million and $4 million, respectively.
A summary of our stock options as of December 31, 2007, is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic
	(000’s)	Exercise Price	Term	Value (000’s)

Outstanding at January 1, 2005	10,231	$35.30
Granted	705	48.60
Forfeited	(108)	40.03
Exercised	(2,404)	33.99

Outstanding at December 31, 2005	8,424	36.73
Granted	791	50.37
Forfeited	(97)	47.65
Exercised	(2,205)	34.16

Outstanding at December 31, 2006	6,913	38.96
Granted	448	52.72
Forfeited	(33)	44.60
Exercised	(1,283)	35.74		$24,442

Outstanding at December 31, 2007	6,045	40.63	5.05	$244,301

Options exercisable at December 31, 2007	4,942	$38.31	4.32	$189,329
As of December 31, 2007, 2006 and 2005, the weighted average per share fair value of options granted was $10.13, $12.73 and $13.84, respectively.

As of December 31, 2007, there was $5 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 1.0 years.
The Black-Scholes option-pricing model was used to estimate the fair value for each grant made under the Rohm and Haas plan during the year. The following are the weighted-average assumptions used for all shares granted in the years indicated:

	2007	2006	2005

Volatility	22.10	28.83	30.47
Risk-free interest rate	4.47%	4.67%	4.08%
Dividend yield	3.50%	3.26%	1.83%
Expected life (in years)	6	6	5
•	The volatility rate is based upon the historical stock price over the expected life of the option.

•	The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the option.

•	The dividend yield rate was based upon historical information as well as estimated future dividend payouts.

•	The expected life is based upon the “simplified” method, which is defined in Staff Accounting Bulletin No. 107.
Restricted Stock
Our restricted stock primarily cliff-vests over three to five years. We recognize expense for our restricted stock using the straight-line method over the requisite service period. For retirement eligible participants, expense is recognized using the straight-line method over the period from the date of the grant until the participant becomes retirement eligible. The total value of compensation expense for restricted stock is equal to the average of the high and low price of Rohm and Haas Company shares on the date of grant. Total pre-tax compensation expense recognized in the Consolidated Statements of Operations for restricted stock was $30 million, $26 million and $29 million in the years ended December 31, 2007, 2006 and 2005, respectively.
A summary of our restricted stock as of December 31, 2007, is presented below:

		Weighted-	Aggregate
		Average Fair	Intrinsic
	Shares (000’s)	Value Per Share	Value (000’s)

Nonvested at January 1, 2005	1,954	$33.52
Granted	555	47.82
Forfeited	(92)	47.82
Vested	(218)	27.47

Nonvested at December 31, 2005	2,199	37.25
Granted	614	50.16
Forfeited	(130)	40.24
Vested	(133)	36.82

Nonvested at December 31, 2006	2,550	40.23
Granted	692	52.73
Forfeited	(148)	43.05
Vested	(166)	39.50	$8,779

Nonvested at December 31, 2007	2,928	$43.14

As of December 31, 2007, there was $46 million of unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 2.2 years.

Long-term Performance Share Plan (“LTPSP”)
We grant executives share-based liability awards (amounts settled in cash) and equity awards whose vesting is contingent upon meeting various performance goals, including return on net assets and our company stock performance against peers. We calculate the fair value of the market-based component of the equity award using a lattice model. Shares related to our long-term incentive plan vest over a period of 3 years. Total pre-tax compensation expense recognized in the Consolidated Statements of Operations for our LTPSP was $13 million, $14 million and $8 million for the years ended December 31, 2007, 2006 and 2005, respectively.
As of December 31, 2007, there was $14 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under our performance plan; that cost is expected to be recognized over a period of approximately 1.3 years.
Note 24: Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

(in millions)	2007	2006	2005

Cumulative translation adjustments	$27	$10	$12
Minimum pension liability adjustments	—	—	(122)
Unrecognized losses and prior service cost, net, on pension and postretirement obligations	(209)	(330)	—
Net gain (loss) on derivative instruments	—	4	5

Accumulated other comprehensive loss	$(182)	$(316)	$(105)

Note 25: Leases
We lease certain properties and equipment used in our operations, primarily under operating leases. Most lease agreements require minimum lease payments plus a contingent rental based upon equipment usage and escalation factors. Total net rental expense incurred under operating leases amounted to $90 million, $81 million and $77 million in 2007, 2006 and 2005, respectively.
Total future minimum lease payments under the terms of non-cancelable operating leases are as follows:

Future
Minimum Lease
(in millions)	Payments

2008	$68
2009	49
2010	40
2011	29
2012	23
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
We consider a broad range of information when we determine the amount necessary for remediation accruals, including available facts about the waste site, existing and proposed remediation technology and the range of costs of applying those technologies, prior experience, government proposals for this or similar sites, the liability of other parties, the ability of other potentially responsible parties (“PRPs”) to pay costs apportioned to them and current laws and regulations. Accruals for estimated losses from environmental remediation obligations generally are recognized at the point during the remedial feasibility study when costs become probable and estimable. We do not accrue for legal costs expected to be incurred with a loss contingency. We assess the accruals quarterly and update these as additional technical and legal information becomes available. However, at certain sites, we are unable, due to a variety of factors, to assess and quantify the ultimate extent of our responsibility for study and remediation costs.
➢ Remediation Reserves and Reasonably Possible Amounts
Reserves for environmental remediation that we believe to be probable and estimable are recorded appropriately as current and long-term liabilities in the Consolidated Balance Sheets. These reserves include liabilities expected to be paid out within 10 years. The amounts charged to pre-tax earnings for environmental remediation and related charges are included in cost of goods sold and are presented below:

(in millions)	Balance

December 31, 2005	$147
Amounts charged to earnings	25
Amounts spent	(31)

December 31, 2006	$141
Amounts charged to earnings	37
Amounts spent	(28)

December 31, 2007	$150

In addition to accrued environmental liabilities, there are costs which have not met the definition of probable, and accordingly, are not recorded in the Consolidated Balance Sheets. Estimates for liabilities to be incurred between 11 to 30 years in the future are also considered only reasonably possible because the chance of a future event occurring is more than remote but less than probable. These loss contingencies are monitored regularly for a change in fact or circumstance that would require an accrual adjustment. We have identified reasonably possible loss contingencies related to environmental matters of approximately $124 million and $120 million at December 31, 2007 and December 31, 2006, respectively.
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
➢ Wood-Ridge/Berry’s Creek
The Wood-Ridge, New Jersey site (“Site”), and Berry’s Creek, which runs past this Site, are areas of environmental significance to the Company. The Site is the location of a former mercury processing plant acquired many years ago by a company later acquired by Morton International, Inc. (“Morton”). Morton and Velsicol Chemical Corporation (“Velsicol”) have been held jointly and severally liable for the cost of remediation of the Site. The New Jersey Department of Environmental Protection (“NJDEP”) issued the Record of Decision documenting the clean-up requirements for the manufacturing site in October 2006. The Company has submitted a work plan to implement the remediation, and will enter into an agreement or an order to perform the work in the first half of 2008. The trust created by Velsicol will bear a portion of the cost of remediation, consistent with the bankruptcy trust agreement that established the trust. In addition, the Company is in discussions with approximately one dozen non-settling parties, including companies whose materials were processed at the manufacturing site, to resolve their share of the liability for a portion of the remediation costs. Our ultimate exposure at the Site will depend on clean-up costs and on the level of contribution from other parties.
With regard to Berry’s Creek, and the surrounding wetlands, the EPA has issued letters to over 150 PRPs for performance of a broad scope investigation of risks posed by contamination in Berry’s Creek. Performance of this study is expected to take at least six years to complete. The PRPs have formed a representative group of over 100 PRPs, and are negotiating a scope of work for the study and an Administrative Order to perform the work through common technical resources and counsel. It is not yet known how many parties will ultimately sign the Administrative Order. Today, there is much uncertainty as to what will be required to address Berry’s Creek, but investigation and clean-up costs, as well as potential resource damage assessments, could be very high and our share of these costs could possibly be material to the results of our operations, cash flows and consolidated financial position.
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
In December 2002, a complaint was filed in Mississippi on behalf of over 700 plaintiffs against Morton, Rohm and Haas, among others, alleging personal injury and property damage caused by environmental contamination. In April 2005, this complaint was dismissed, without prejudice, with respect to all the plaintiffs. Similar complaints were filed in Mississippi on behalf of approximately 1,800 other plaintiffs; however, all but about 40 of these plaintiffs failed to comply with a court ruling that required plaintiffs to provide basic information on their claims to avoid dismissal. In April 2007, the Court issued several rulings in the Company’s favor including a ruling on a motion for partial summary judgment regarding chemicals in the wells of certain plaintiffs which the Court found resulted from the chlorination of the Moss Point Water System. The Court also granted the Company’s motion for sanctions against plaintiffs’ attorneys because there was no legal proof for 98 percent of the cases they had filed which were dismissed. In early January 2008, we reached an agreement to resolve the claims of the remaining plaintiffs (the owners of 33 separate properties) to avoid further litigation.
➢ Paterson
We closed the former Morton plant at Paterson, New Jersey in December 2001, and are currently undertaking remediation of the site under New Jersey’s Industrial Site Recovery Act. We removed contaminated soil from the site and constructed an on-site remediation system for residual soil and groundwater contamination. Off-site investigation of contamination is ongoing.
➢ Martin Aaron Superfund Site
Rohm and Haas is a PRP at this Camden, New Jersey former drum recycling site. We are participating in a PRP group to address cost allocation and technical issues. U.S. EPA Region 2 issued a Record of Decision in 2005. The project is divided into two phases: Phase I will involve soil remediation and groundwater monitoring. Phase II will address groundwater remediation and institutional controls. Rohm and Haas and other PRPs have entered into a Consent Decree for performance of Phase I of the remedy. Additionally, the Consent Decree resolves the claims of the U.S. EPA and the claims of the NJDEP for past costs and natural resources damages.
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

Insurance Litigation
We have actively pursued lawsuits over insurance coverage for certain environmental liabilities. It is our practice to reflect environmental insurance recoveries in the results of operations for the quarter in which the litigation is resolved through settlement or other appropriate legal processes. These resolutions typically resolve coverage for both past and future environmental spending and involve the “buy back” of the policies and have been included in cost of goods sold. We settled with several of our insurance carriers and recorded pre-tax earnings of approximately $1 million, $9 million and $8 million for the years ended December 31, 2007, 2006 and 2005, respectively. In addition, litigation is pending regarding insurance coverage for certain Ringwood plant environmental lawsuits.
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
Other Litigation
In December 2006, the federal government sued Waste Management of Illinois, Morton and Rohm and Haas for $1 million in unreimbursed costs and interest for the H.O.D. landfill, a closed waste disposal site, owned and operated by Waste Management and a predecessor company, located in Antioch, Lake County, Illinois. This matter was settled in late 2007 and we expect the federal government will submit a consent decree for court approval in the near future.
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
In April 2006 and thereafter, lawsuits were filed against Rohm and Haas claiming that the Company’s Ringwood, Illinois plant contaminated groundwater and air that allegedly reached properties a mile south of the plant site. Also sued was the owner of a plant site neighboring our facility. An action brought in federal court in Philadelphia, Pennsylvania seeks certification of a class comprised of the owners and residents of about 500 homes in McCullom Lake Village, seeking medical monitoring and compensation for alleged property value diminution, among other things. In addition, lawsuits were filed in the Philadelphia Court of Common Pleas by twenty-two individuals who claim that contamination from the plants has resulted in tumors (primarily of the brain) and one individual whose claims relate to cirrhosis of the liver. We believe that these lawsuits are without merit.
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
In January 2006 and thereafter, civil lawsuits were filed against Rohm and Haas and other chemical companies in U.S. federal court, alleging violation of antitrust laws in the production and sale of methyl methacrylate (“MMA”) and polymethylmethacrylates (“PMMA”). The various plaintiffs sought to represent a class of direct or indirect purchasers of MMA or PMMA in the United States from January 1, 1995 through December 31, 2003. The lawsuits referred to an investigation of certain chemical producers by the European Commission in which Rohm and Haas was not involved in any way. However, in September 2006, both the direct purchasers and the indirect purchasers filed amended complaints in which Rohm and Haas was not named as a defendant, and therefore the Company is no longer a party to these lawsuits. In addition, another United States complaint brought in late 2006 has been dismissed. Although Rohm and Haas remains a defendant in a similar lawsuit filed in Canada, we believe the Canadian lawsuit is without merit as to Rohm and Haas, and, if the Company is not dropped from the lawsuit, we intend to defend it vigorously.

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
On December 22, 2005, a federal judge in Indiana issued a decision purporting to grant a class of participants in the Rohm and Haas pension plan the right to a cost-of-living adjustment (“COLA”) as part of the retirement benefit for those who elect a lump sum benefit. The decision contravenes the plain language of the plan, which clearly and expressly excludes a discretionary COLA for participants who elect a lump sum benefit. On August 14, 2007, the Seventh Circuit Court of Appeals rendered a decision affirming the Indiana Federal District Court’s decision that participants in the Rohm and Haas Pension Plan who elected a lump sum benefit during a class period have the right to a COLA as part of their retirement benefit. We have petitioned the Supreme Court of the United States for a hearing. If this decision stands, the pension trust would be required to pay these COLA benefits and we will take appropriate steps to modify the plan to ensure pension expense will not increase. Due to the funded status of the Rohm and Haas Pension Plan, we do not believe we will have any requirement to currently fund our plan as a result of this decision.
In accordance with SFAS No. 5 “Accounting for Contingencies,” we have recorded a charge in the third quarter of $65 million ($42 million, after-tax) to recognize the estimated potential impact of this decision to our long term pension plan obligations. There are a number of issues yet to be addressed by the court, and were those issues to be decided against the Pension Plan, it is reasonably possible that we would need to record an additional charge of up to $25 million.
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
In February 2003, the United States Department of Justice and antitrust enforcement agencies in the European Union, Canada and Japan initiated investigations into possible antitrust violations in the plastics additives industry. In April 2006, we were notified that the grand jury investigation in the United States had been terminated and no further actions would be taken against any parties. In August 2006, Rohm and Haas was informed by the Canadian Competition Bureau that it was terminating its investigation having found insufficient evidence to warrant a referral to the Attorney General of Canada. In January 2007, we were advised that the European Commission has closed its impact modifier investigation. In May 2007, we erroneously believed that the European Commission had closed its heat stabilizer investigation as well but this portion of the Commission’s investigation is still open, although we have not been contacted since 2003. We previously reported that the Japanese Fair Trade Commission brought proceedings against named Japanese plastics additives producers but did not initiate action against Rohm and Haas and no further action is expected. Most of the criminal investigations initiated in February 2003 have now been terminated with no finding of any misconduct by the Company.
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
Note 27: New Accounting Pronouncements
Non-controlling Interests
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements,” which amends ARB No. 51. SFAS No. 160 establishes accounting and reporting standards that require that 1) non-controlling interests held by non-parent parties be clearly identified and presented in the consolidated statement of financial position within equity, separate from the parent’s equity and 2) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly presented on the face of the consolidated statement of income. SFAS No. 160 also requires consistent reporting of any changes to the parent’s ownership while retaining a controlling financial interest, as well as specific guidelines over how to treat the deconsolidation of controlling interests and any applicable gains or loses. This statement will be effective for financial statements issued in 2009. We are currently assessing the impact to our Consolidated Financial Statements.

Business Combinations
In December 2007, the FASB issued SFAS No. 141R, “Business combinations” (“FAS 141R”), which replaces FAS 141. FAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We will be required to adopt FAS 141R on January 1, 2009. We are currently assessing the impact of FAS 141R on our Consolidated Financial Statements.
Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards
In November 2006 and in March 2007, the EITF met and issued EITF No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards,” in order to clarify the recognition of the income tax benefit received from dividends paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified nonvested share options charged to retained earnings. EITF No. 06-11 states that the income tax benefit received from dividends paid on equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified nonvested share options should be charged to retained earnings, and should be recognized as an increase to additional paid-in capital. EITF No. 06-11 is to be applied prospectively to the income tax benefits on equity classified employee share-based payment awards that are declared in fiscal years beginning after September 15, 2007. We do not believe this will have a material impact to our Consolidated Financial Statements.
Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We do not anticipate electing the SFAS 159 option for our existing financial assets and liabilities and therefore do not expect the adoption of SFAS 159 to have any impact on our Consolidated Financial Statements.
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
Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. For financial assets and liabilities, SFAS No. 157 is effective for us beginning January 1, 2008. In February 2008, the FASB deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. We believe the impact will not require material modification of our fair value measurements and will be substantially limited to expanded disclosures in the notes to our Consolidated Financial Statements relating to those notes that currently have components measured at fair value. We will continue to assess the impact on our future financial statements.

Accounting for Uncertainty in Income Taxes
In July 2006, the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. This interpretation also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. The recognition threshold and measurement attribute is part of a two step tax position evaluation process prescribed in FIN No. 48. FIN No. 48 is effective after the beginning of an entity’s first fiscal year that begins after December 15, 2006. We have adopted FIN No. 48 as of January 1, 2007. The adoption resulted in a charge of $9 million recorded directly to retained earnings as a cumulative effect of an accounting change. See Note 7 for further discussion.
Note 28: Summarized Quarterly Data (unaudited)

(in millions, except per	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
share amounts)	2007	2006	2007	2006	2007	2006	2007	2006

Net sales	$2,160	$2,058	$2,190	$2,081	$2,204	$2,065	$2,343	$2,026
Gross profit	609	645	604	631	614	604	640	603
Provision for restructuring and asset impairments	(1)	4	11	—	18	6	—	17
Pension judgment	—	—	—	—	65	—	—	—
Net earnings from continuing operations	190	207	161	192	129	189	180	167
Net earnings	192	207	160	166	129	186	180	176

Basic earnings per share, in dollars:
From continuing operations	0.87	0.94	0.76	0.88	0.62	0.87	0.93	0.77
Net earnings	0.88	0.94	0.75	0.75	0.62	0.86	0.93	0.81

Diluted earnings per share, in dollars:
From continuing operations	0.86	0.93	0.75	0.87	0.61	0.86	0.91	0.76
Net earnings per share	0.87	0.93	0.74	0.75	0.61	0.85	0.91	0.80
Note 29: Subsequent Events
On January 15, 2008, we signed an agreement to acquire the FINNDISP division of OY Forcit AB, a Finnish paint emulsions operation, for approximately Euro 60 million (approximately US $85 million). Based in Hanko, Finland, this division of Forcit makes water-based emulsions used in the manufacture of paints and coatings, lacquers and adhesives in Northern Europe and the Commonwealth of Independent States (former Soviet Union). We expect to complete the transaction by the end of the first quarter of 2008, pending approval by regulatory authorities.
On January 17, 2008, our AgroFresh business and Syngenta AG announced the signing of a letter of intent to enter into an exclusive global strategic alliance to develop and commercialize Invinsa™ technology, a unique product for crop stress protection in field crops. Invinsa technology, a sprayable formulation of 1-methylcyclopropene (1-MCP), will be the first-ever product introduced into field crop markets to specifically protect crop yield during extended periods of high temperature, mild-to-moderate drought and other crop stresses.
On February 4, 2008, our Board of Directors declared a regular quarterly dividend of $0.37 per common share. This dividend will be payable on March 1, 2008 to shareholders of record at the close of business on February 15, 2008.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
No reports on Form 8-K were filed during 2007 or 2006 relating to any disagreements with accountants on accounting and financial disclosures.
Item 9A. Controls and Procedures
a)	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. During 2007, our principal executive officer and our principal financial officer have signed their certifications as required by the Sarbanes-Oxley Act of 2002. In 2007, our CEO also certified, without qualification, to the New York Stock Exchange (NYSE) that he was not aware of any violation by the Company of NYSE corporate governance standards.

b)	Management’s Report on Internal Control Over Financial Reporting

Our management’s report on Internal Control Over Financial Reporting is set forth in Item 8 and incorporated herein by reference.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the Company’s internal controls over financial reporting, which is included in this Annual Report on Form 10-K.

c)	Changes in Internal Controls Over Financial Reporting

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
DIRECTORS
William J. Avery, President, Bil Mar Collector Cars and Avery Real Estate, since 2006; formerly, Chairman, Chief Executive Officer and Director, Crown, Cork & Seal Company, Inc., from 1990 until his retirement in 2001. Mr. Avery, 67, has been a director since 1997. Mr. Avery also is a director of the Lincoln Financial Group (Committees: 1, 4)
Raj L. Gupta, Chairman, President and Chief Executive Officer and Director, Rohm and Haas Company, since February 2005; previously, Chairman and Chief Executive Officer, Rohm and Haas Company, from 1999 to 2005; Vice-Chairman, Rohm and Haas Company, from 1998 to 1999. Mr. Gupta, 62, has been a director since 1999. Mr. Gupta also is a director of the Vanguard Group and Tyco International Ltd. (Committee: 2 (Chair))
David W. Haas, Chairman of the Board and Director, The William Penn Foundation, since 1998; previously, Vice-Chairman, The William Penn Foundation, from 1996 to 1998. Mr. Haas, 52, has been a director since 1999. He is a cousin of Thomas W. Haas. (Committees: 3, 4)
Thomas W. Haas, Chairman of the Corporation and Director, The William Penn Foundation; pilot and flight instructor. Mr. Haas, 52, has been a director since 1999. He is a cousin of David W. Haas. (Committees: 4, 5)
Richard L. Keyser, Chairman and Chief Executive Officer, W.W. Grainger, Inc., since 1997. Mr. Keyser, 65, has been a director since 1999. Mr. Keyser also is a director of W.W. Grainger, Inc. and Principal Financial Group. (Committees: 2, 4, 5 (Chair))
Rick J. Mills, Vice-President and President — Components Group, Cummins, Inc., since 2005; previously, Vice-President and Group President — Filtrations, Cummins, Inc., from 2000 to 2005. Mr. Mills, 60, has been a director since 2005. Mr. Mills also is a director of Flowserve Corporation. (Committees: 1, 4)
Sandra O. Moose, President, Strategic Advisory Services, since 2004, and Senior Advisor, The Boston Consulting Group, since 2004; formerly, Senior Vice-President and Director, The Boston Consulting Group, Inc., from 1989 until her retirement in 2003 (Dr. Moose had been employed by The Boston Consulting Group since 1968). Dr. Moose, 66, has been a director since 1981. Dr. Moose is the independent chair of the Natixis Advisor Funds and the Loomis Sayles Fund, and also is a director of The AES Corporation and Verizon Communications. (Committees: 2, 3, 4 (Chair))
Gilbert S. Omenn, Professor of Internal Medicine, Human Genetics and Public Health, University of Michigan, since 1997; previously, Executive Vice-President for Medical Affairs, University of Michigan, and Chief Executive Officer, The University of Michigan Health System, from 1997 to 2002. Dr. Omenn, 66, has been a director since 1987. Dr. Omenn also is a director of Amgen, Inc. and OccuLogix, Inc. (Committees: 1, 4)
Gary L. Rogers, formerly Vice-Chairman, Executive Officer and Director, General Electric Company, from 2001 until his retirement in 2003; previously, Senior Vice-President, General Electric Company, and President and Chief Executive Officer, GE Plastic, from 1992 to 2001(Mr. Rogers had been employed by General Electric Company in positions of increasing responsibility since 1966). Mr. Rogers, 63, has been a director since 2004. Mr. Rogers also is a director of W.W. Grainger Inc. and Wyeth. (Committees: 3, 4)
Ronaldo H. Schmitz, formerly, Member of the Board of Managing Directors, Deutsche Bank AG, from 1991 until his retirement in 2000. Dr. Schmitz, 69, has been a director since 1992. Dr. Schmitz also is a director of Cabot Corporation, GlaxoSmithKline Plc. and the Legal and General Group Plc. (Committees: 1 (Chair), 2, 4)

George M. Whitesides, Woodford L. and Ann A. Flowers Professor of Chemistry and Chemical Biology, Harvard University, since 2004; previously, Mallinckrodt Professor of Chemistry, Harvard University, from 1982 to 2004, and Chairman of the Chemistry Department, Harvard University, from 1986 to 1989. Dr. Whitesides, 68, has been a director since 2005. Dr. Whitesides also is a director of Theravance Inc.
(Committees: 4, 5)
Marna C. Whittington, President and Chief Executive Officer, Nicholas-Applegate Capital Management, since 2001, and Chief Operating Officer, Allianz Global Investors AG, since 2002; formerly, Chief Operating Officer, Morgan Stanley Investment Management, from 1996 until her retirement in 2001. Dr. Whittington, 60, has been a director since 1989. Dr. Whittington also is a director of Macy’s, Inc. (Committees: 2, 3 (Chair), 4)
Committees:
      1.  Audit
      2.  Executive
      3.  Executive Compensation
      4.  Nominating
      5.  Sustainable Development
EXECUTIVE OFFICERS
Our executive officers along with their present position, offices held and activities during the past five years are presented below. All officers normally are elected annually and serve at the pleasure of the Board of Directors.
Alan E. Barton, 52, Executive Vice President, Regional Director, The Americas, since 2007; previously, Vice President, Business Group Director, Coatings, from 2005 to 2006; Vice President, Business Group Director, Coatings, and Regional Director, Asia-Pacific, from 2004 to 2005; Vice President, Business Group Director, Coatings, and Business Unit Director, Architectural and Functional Coatings, from 2001 to 2004.
Pierre R. Brondeau, 50, Executive Vice President, Business Group Executive, Electronic Materials and Specialty Materials, since 2007; previously, Vice President and Business Group Executive, Electronic Materials, from 2003 to 2006; President and Chief Executive Officer, Rohm and Haas Electronic Materials LLC and Regional Director, Europe, from 2003 to 2006.
Jacques M. Croisetiere, 54, Executive Vice President and Chief Financial Officer, since 2007; previously, Vice President and Chief Financial Officer, from 2003 to 2006.
Raj L. Gupta, 62, Chairman, President and Chief Executive Officer, since 2005; previously, Chairman and Chief Executive Officer, from 1999 to 2005.
Robert A. Lonergan, 62, Executive Vice President, General Counsel and Corporate Secretary, since 2007; previously, Vice President, General Counsel and Corporate Secretary, from 2002 to 2006.
Richard R. Lovely, 48, Vice President, Corporate Human Resources Director, since December 2007; previously, Vice President, Human Resources, Tyco Fire & Security, Tyco International, Inc., from 2004 to 2007; Vice President, Associate Relations, Toys “R” Us, Inc., from 2003 to 2004; Chief Personnel Officer, New World Restaurant Group, from 2002 to 2003.
Anne M. Wilms, 50, Executive Vice President, Chief Information Officer, since 2007; previously, Vice President, Chief Information Officer and Director of Human Resources, from 2005 to 2006; Vice President, Chief Information Officer, from 1999 to 2005.

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
Equity Compensation Plan Information (1)
Securities authorized for issuance under equity compensation plans as of December 31, 2007:

			Number of securities
			remaining available for
	Number of securities to be		future issuance under equity
	issued upon exercise of	Weighted-average exercise	compensation plans
	outstanding options,	price of outstanding options,	(excluding securities reflected
Plan category	warrants and rights	warrants and rights	in column (a)) (2,3,4)
(in thousands)	(a)	(b)	(c)
Equity compensation plans approved by security holders	9,242	$27.37	14,069 (3)
Equity compensation plans not approved by security holders	183	—	31 (4)

Total	9,425	$27.37	14,100
Note:
(1)	Refer to Note 23 to the Consolidated Financial Statements for a description of the plans.

(2)	Excludes shares that will be issued pursuant to the Company’s matching contributions under the Non-Qualified Savings Plan.

(3)	Includes shares available for issuance under the 2004 Amended and Restated Stock Plan and the 2005 Non-Employee Directors’ Stock Plan.

(4)	Includes shares available for issuance under the 1997 Non-Employee Directors’ Stock Plan.
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

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

2.	Financial Statements Schedule

The following supplementary financial information is filed in this Form 10-K:

Financial Statement Schedule	Page #

▪ II — Valuation and qualifying accounts for the years 2007, 2006 and 2005	122
The schedules not included herein are omitted because they are not applicable or the required information is presented in the financial statements or related notes.
(b) Exhibit Listing

EXHIBIT
NUMBER	DESCRIPTION
3.01	Certificate of Incorporation of Rohm and Haas Company (incorporated by reference to Exhibit 3 to Rohm and Haas Company’s report on Form 10-K/A filed March 29, 2001 (the “2000 10-K/A”)).

3.02	Bylaws of Rohm and Haas Company (incorporated by reference to Exhibit 3 to Rohm and Haas Company’s report on Form 10-Q filed May 5, 2002).

4.01	Description of Rohm and Haas Common Stock (incorporated by reference to Item 5 of Rohm and Haas Company’s report on Form 10-Q filed September 30, 1996).

4.02	Indenture, dated as of June 1, 1990, between Morton International, Inc. and Continental Bank, National Association, as Trustee (incorporated by reference to Exhibit 4(c) to Morton International, Inc.’s Registration Statement on Form S-1 filed May 9, 1990).

4.03	Indenture, dated as of May 1, 1992, between Rohm and Haas Company and Wachovia Bank, N.A., successor in interest to CoreStates Bank, N.A. (formerly, The Philadelphia National Bank), as Trustee (incorporated by reference to Exhibit 4 to Rohm and Haas Company’s report on Form 10-K filed March 29, 1993).

4.04	First Supplemental Indenture, dated as of April 28, 1997, among Morton International, Inc., New Morton International, Inc., and First Trust, National Association, as Trustee (incorporated by reference to Exhibit 10.01 to New Morton International, Inc.’s Current Report on Form 8-K dated May 2, 1997).

EXHIBIT
NUMBER	DESCRIPTION
4.05	Indenture, dated as of July 1, 1999, between Rohm and Haas Company and Chase Manhattan Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Rohm and Haas Company’s Registration Statement on Form S-4 filed July 30, 1999).

4.06	Rights Agreement, dated as of October 26, 2000, between Rohm and Haas Company and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4 to Rohm and Haas Company’s Registration Statement on Form 8-A dated October 26, 2000).

4.07	Certificate of Designation of Series A Junior Participating Preferred Stock of Rohm and Haas Company dated October 31, 2000 (incorporated by reference to Exhibit 4 to the 2000 10-K/A).

4.08	Fiscal Agency Agreement, dated September 19, 2005, (incorporated by reference to Exhibit 4.1 to Rohm and Haas Company’s current report on Form 8-K dated September 22, 2005).

4.09	Indenture, dated as of September 2007, between Rohm and Haas Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Rohm and Haas Company Registration Statement on Form S-3 filed September 5, 2007).

4.10	Note Purchase Agreement, dated March 9, 2007, between Rohm and Haas Company and Great West Life and Annuity et al (incorporated by reference to Exhibit 4.1 to Rohm and Haas Company Form 8-K filed March 14, 2007).

10.01*	1997 Non-Employee Director’s Stock Plan (incorporated by reference to Exhibit 10.2 to Rohm and Haas Company’s report on Form 10-K filed March 21, 1997).

10.02*	Amended and Restated Rohm and Haas Stock Plan (incorporated by reference to Appendix C to Rohm and Haas Company’s Definitive Proxy Statement on Schedule 14A filed March 26, 2001).

10.03*	2004 Amended and Restated Stock Plan (incorporated by reference to Appendix D to Rohm and Haas Company’s Definitive Proxy Statement on Schedule 14A filed March 19, 2004).

10.04*	Form of Continuity Agreement, dated as of July 1, 2001, between Rohm and Haas Company and key executives (incorporated by reference to Exhibit 10 to Rohm and Haas Company’s report on Form 10-Q filed August 14, 2001).

10.05*	Rohm and Haas Company Non-Qualified Savings Plan, as Amended and Restated effective January 1, 2003 (incorporated by reference to Exhibit 10.04 to Rohm and Haas Company’s report on Form 10-K filed March 8, 2004).

10.06*	2004 Rohm and Haas Company Annual Incentive Plan (incorporated by reference to Appendix B to Rohm and Haas Company’s Definitive Proxy Statement on Schedule 14A filed March 19, 2004).

10.07*	2004 Rohm and Haas Company Long-Term Performance Plan (incorporated by reference to Appendix C to Rohm and Haas Company’s Definitive Proxy Statement on Schedule 14A filed March 19, 2004).

10.08	Five-year Credit Agreement (incorporated by reference from Exhibit 10.1 to Rohm and Haas Company’s Current Report on Form 8-K dated December 21, 2005).

10.09	Amendment to the Five-year Credit Agreement (incorporated by reference to Exhibit 10.1 of Rohm and Haas Company’s Form 8-K filed December 19, 2006).

10.10*	2005 Rohm and Haas Company Non-Employee Directors’ Stock Plan (incorporated by reference to Exhibit 10.1 of Rohm and Haas Company’s Form 8-K filed May 11, 2005).

10.11*	2005 Rohm and Haas Company Non-Qualified Savings Plan (incorporated by reference to Exhibit 10.2 of Rohm and Haas Company’s Form 8-K filed May 11, 2005).

EXHIBIT
NUMBER	DESCRIPTION
12.01	Statements regarding Computation of Ratios of Rohm and Haas Company.

14.00	Rohm and Haas Company Code of Business Conduct and Ethics (incorporated by reference to Company’s website) www.rohmhaas.com (intended to be an inactive textual reference only).

21.01	Subsidiaries of Rohm and Haas Company.

23.01	Consent of PricewaterhouseCoopers LLP.

31.01	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.02	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Management contract or compensatory plan or arrangement filed pursuant to Item 601(b) (10) (iii) of Regulation S-K.

STOCKHOLDER INFORMATION
Stock Exchange Listing
Rohm and Haas stock trades on the New York Stock Exchange under the trading symbol “ROH”.
Transfer Agent and Registrar
Computershare Trust Company N.A.
P.O. Box 43010
Providence, RI 02940-3010
(800) 633-4236
Shareholder Inquiries:
www.computershare.com/equiserve
Annual Meeting of Stockholders
Rohm and Haas Company’s Annual Meeting of Stockholders will be held on May 5, 2008 at the Chemical Heritage Foundation, 315 Chestnut Street, Philadelphia, PA 19106. Formal notice of the meeting, the proxy statement and form of proxy will be mailed to current stockholders on or about March 20, 2008.
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

/s/ Jacques M. Croisetiere

Jacques M. Croisetiere
Executive Vice President and Chief Financial Officer
February 21, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 21, 2008 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Raj L. Gupta	/s/ Sandra O. Moose

Raj L. Gupta	Sandra O. Moose
Director, Chairman, President and	Director
Chief Executive Officer

/s/ William J. Avery	/s/ Gilbert S. Omenn

William J. Avery	Gilbert S. Omenn
Director	Director

/s/ David W. Haas	/s/ Gary L. Rogers

David W. Haas	Gary L. Rogers
Director	Director

/s/ Thomas W. Haas	/s/ Ronaldo H. Schmitz

Thomas W. Haas	Ronaldo H. Schmitz
Director	Director

/s/ Richard L. Keyser	/s/ George M. Whitesides

Richard L. Keyser	George M. Whitesides
Director	Director

/s/ Rick J. Mills	/s/ Marna C. Whittington

Rick J. Mills	Marna C. Whittington
Director	Director

SCHEDULE II
ROHM AND HAAS COMPANY AND SUBSIDIARIES
Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006, and 2005.
Bad Debts:

	Year Ended December 31,
(in millions)	2007	2006	2005

Deducted from Accounts Receivable — Allowances for losses:
Balance at beginning of year	$40	$43	$49
Additions charged to earnings	5	6	8
Charge-offs, net of recoveries	(11)	(11)	(12)
Currency impact	2	2	(2)

Balance at end of year	$36	$40	$43

LIFO Reserve:

	Year Ended December 31,
(in millions)	2007	2006	2005

Deducted from Inventories — Allowances for reserves:
Balance at beginning of year	$127	$120	$94
Additions charged to earnings	43	7	26

Balance at end of year	$170	$127	$120