Form 10-Q
period 2008-03-31
ROHM & HAAS CO
filed 2008-04-25
CIK 84792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes ☐ No ☑
Common stock outstanding at April 22, 2008: 195,990,122 shares

ROHM AND HAAS COMPANY AND SUBSIDIARIES
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007
Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007
Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007
Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2008
Notes to Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Management’s discussion of market risk is incorporated herein by reference to Item 7a of its Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 21, 2008.
Item 4.	Controls and Procedures
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Management’s discussion of risk factors is incorporated herein by reference to Item 1a of its Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 21, 2008.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits
Certification Pursuant to Rule 13a-14(a)/15d-14(a)
Certification Pursuant to Rule 13a-14(a)/15d-14(a)
Certification Furnished Pursuant to 18 U.S.C. Section 1350

Rohm and Haas Company and Subsidiaries
Consolidated Statements of Operations

	For the three months ended
(in millions, except per share amounts)	March 31,
(unaudited)	2008	2007

Net sales	$2,507	$2,160
Cost of goods sold	1,847	1,551

Gross profit	660	609
Selling and administrative expense	292	260
Research and development expense	79	68
Interest expense	42	24
Amortization of intangibles	15	14
Restructuring and asset impairments	12	(1)
Share of affiliate earnings, net	3	5
Other (income), net	(10)	(19)

Earnings from continuing operations before income taxes, and minority interest	233	268
Income taxes	56	75
Minority interest	5	3

Earnings from continuing operations	172	190

Discontinued operations:
Net earnings of discontinued lines of business	—	2

Net earnings	172	192

Basic earnings per share (in dollars):
From continuing operations	$0.89	$0.87
Income from discontinued operation	—	0.01

Net earnings per share	$0.89	$0.88

Diluted earnings per share (in dollars):
From continuing operations	$0.87	$0.86
Income from discontinued operation	—	0.01

Net earnings per share	$0.87	$0.87

Weighted average common shares outstanding - basic	193.9	216.6
Weighted average common shares outstanding - diluted	196.6	219.7
See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Statements of Cash Flows

For the three months ended March 31,

	2008	2007

(in millions) (unaudited)
Cash flows from operating activities
Net earnings	$172	$192
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on disposal of business	(1)	(3)
Loss on sale of assets	1	1
Provision for allowance for doubtful accounts	2	4
Provision for LIFO reserve	12	8
Benefit from deferred taxes	(38)	(15)
Asset impairments	5	—
Depreciation	107	102
Amortization of intangibles	15	14
Share-based compensation	15	18
Changes in assets and liabilities:
Accounts receivable	(51)	(75)
Inventories	(57)	30
Prepaid expenses and other current assets	(16)	4
Accounts payable and accrued liabilities	(78)	(204)
Federal, foreign and other income taxes payable	41	27
Other, net	17	18

Net cash provided by operating activities	146	121

Cash flows from investing activities
Acquisitions of businesses affiliates and intangibles, net of cash received	(1)	(86)
Proceeds from disposal of business, net	5	4
Proceeds from the sale of land, buildings and equipment	1	—
Capital expenditures for land, buildings and equipment	(122)	(77)
Payments to settle derivative contracts	(23)	(19)

Net cash used by investing activities	(140)	(178)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	230
Repayments of long-term debt	—	(231)
Purchase of common stock	(11)	(98)
Tax benefit on stock options	7	3
Proceeds from exercise of stock options	3	16
Net change in short-term borrowings	107	(34)
Payment of dividends	(73)	(72)

Net cash provided (used) by financing activities	33	(186)

Net increase (decrease) in cash and cash equivalents	39	(243)
Effect of exchange rate changes on cash and cash equivalents	14	3
Cash and cash equivalents at the beginning of the year	265	593

Cash and cash equivalents at the end of the year	$318	$353

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Balance Sheets

(in millions, except share data)	March 31,	December 31,
(unaudited)	2008	2007

Assets
Cash and cash equivalents	$318	$265
Restricted cash	3	3
Receivables, net	2,100	1,977
Inventories	1,097	1,024
Prepaid expenses and other current assets	298	258

Total current assets	3,816	3,527

Land, buildings and equipment, net of accumulated depreciation	2,917	2,871
Investments in and advances to affiliates	194	195
Goodwill, net of accumulated amortization	1,682	1,668
Other intangible assets, net of accumulated amortization	1,479	1,492
Other assets	461	455

Total Assets	$10,549	$10,208

Liabilities and Stockholders’ Equity
Liabilities:
Short-term obligations	$272	$158
Trade and other payables	893	806
Accrued liabilities	762	889
Income taxes payable	52	17

Total current liabilities	1,979	1,870

Long-term debt	3,230	3,139
Employee benefits	762	760
Deferred income taxes	747	766
Other liabilities	333	312

Total Liabilities	7,051	6,847

Minority interest	214	215

Commitments and contingencies

Stockholders’ Equity:
Preferred stock; par value — $1.00; authorized - 25,000,000 shares; issued — no shares	—	—
Common stock; par value — $2.50; authorized - 400,000,000 shares; issued — 242,078,349 shares	605	605
Additional paid-in capital	2,158	2,147
Retained earnings	2,669	2,569

	5,432	5,321
Treasury stock at cost (2008 - 46,232,271 shares; 2007 - 46,227,211 shares)	(1,921)	(1,918)
ESOP shares (2008 - 7,847,078 shares; 2007 - 7,995,877 shares)	(75)	(75)
Accumulated other comprehensive loss	(152)	(182)

Total Stockholders’ Equity	3,284	3,146

Total Liabilities and Stockholders’ Equity	$10,549	$10,208

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Number of				Number of
	Shares of				Shares of			Accumulated
For the period ended March 31, 2008	Common		Additional		Treasury			Other	Total	Total
(in millions, except share amounts in thousands)	Stock	Common	Paid-in	Retained	Stock	Treasury		Comprehensive	Stockholders’	Comprehensive
(unaudited)	Outstanding	Stock	Capital	Earnings	Outstanding	Stock	ESOP	Income (Loss)	Equity	Income

Balance December 31, 2007	195,852	$605	$2,147	$2,569	46,227	$(1,918)	$(75)	$(182)	$3,146

Net earnings				172					172	$172
Current period changes in fair value of derivatives, net of taxes of $0								—	—	—
Reclassification to earnings of derivative instruments qualifying as hedges, net of taxes of $0								—	—	—
Cumulative translation adjustment, net of taxes of $14								32	32	32
Amortization of net actuarial loss for pension plans, net of taxes of $1								(2)	(2)	(2)

Total comprehensive income										$202

Repurchase of common stock	(207)				207	(11)			(11)
Common stock issued:
Stock-based compensation	202		11		(202)	8			19
ESOP									—
Tax benefit on ESOP				1					1
Common dividends ($0.37 per share)				(73)					(73)

Balance March 31, 2008	195,847	$605	$2,158	$2,669	46,232	$(1,921)	$(75)	$(152)	$3,284

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
These financial statements should be read in conjunction with the financial statements, accounting policies and the notes included in our annual report filed on Form 10-K with the SEC on February 21, 2008, for the year ended December 31, 2007. The interim results are not necessarily indicative of results for a full year.
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
We also hold a variable interest in another joint venture, accounted for under the equity method of accounting. The variable interest relates to a cost-plus arrangement between the joint venture and each joint venture partner. We have determined that we are not the primary beneficiary and therefore have not consolidated the entity’s assets, liabilities and results of operations in our Consolidated Financial Statements. The entity provides manufacturing services to us and the other joint venture partner, and has been in existence since 1999. As of March 31, 2008, our investment in the joint venture totals approximately $49 million, representing our maximum exposure to loss.
NOTE 2: New Accounting Pronouncements
Accounting for Collaborative Arrangements
In December 2007, the Emerging Issues Task Force (“EITF”) met and ratified EITF No. 07-01, “Accounting for Collaborative Arrangements,” in order to define collaborative arrangements and to establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This EITF is to be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We are currently assessing the impact of this EITF to our Consolidated Financial Statements.
Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the Financial Accounting Standards Board (“FASB”) issued the Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivatives and Hedging Activities,” which enhances the requirements under SFAS No. 133, “Accounting for Derivatives and Hedging Activities.” SFAS No. 161 requires enhanced disclosures about an entity’s derivatives and hedging activities and how they affect an entity’s financial position, financial performance, and cash flows. This Statement will be effective for fiscal years and interim periods beginning after November 15, 2008. We are currently assessing the impact to our Consolidated Financial Statements.

Non-controlling Interests
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements,” which amends ARB No. 51. SFAS No. 160 establishes accounting and reporting standards that require that 1) non-controlling interests held by non-parent parties be clearly identified and presented in the consolidated statement of financial position within equity, separate from the parent’s equity and 2) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly presented on the face of the consolidated statement of income. SFAS No. 160 also requires consistent reporting of any changes to the parent’s ownership while retaining a controlling financial interest, as well as specific guidelines over how to treat the deconsolidation of controlling interests and any applicable gains or losses. This statement will be effective for financial statements issued in 2009. We are currently assessing the impact to our Consolidated Financial Statements.
Business Combinations
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We will be required to adopt SFAS 141R on January 1, 2009. We are currently assessing the impact of SFAS 141R on our Consolidated Financial Statements.
Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards
In November 2006 and in March 2007, the Emerging Issues Task Force (“EITF”) met and issued EITF No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards,” in order to clarify the recognition of the income tax benefit received from dividends paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified nonvested share options charged to retained earnings. EITF No. 06-11 states that the income tax benefit received from dividends paid on equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified nonvested share options should be charged to retained earnings, and should be recognized as an increase to additional paid-in capital. EITF No. 06-11 is to be applied prospectively to the income tax benefits on equity classified employee share-based payment awards that are declared in fiscal years beginning after September 15, 2007. We adopted this EITF effective January 1, 2008, and it did not have a material impact to our Consolidated Financial Statements.
Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Upon adoption of this Statement, we did not elect the SFAS 159 option for our existing financial assets and liabilities and therefore adoption of SFAS 159 did not have any impact on our Consolidated Financial Statements.
Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. For financial assets and liabilities, SFAS No. 157 is effective for us beginning January 1, 2008. In February 2008, the FASB deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. We believe the impact will not require material modification related to our non-recurring fair value measurements and will be substantially limited to expanded disclosures in the Notes to our Consolidated Financial Statements for notes that currently have components measured at fair value. Effective January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities measured at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note 3 for information and related disclosures.
NOTE 3: Fair Value Measurements
In the first quarter of 2008, we adopted SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

•
Level 2:    Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect our own assumptions.
Our population of financial assets and liabilities subject to recurring fair value measurements and the necessary disclosures are as follows:

	Fair
	Value
	As of	Fair Value Measurements at March 31, 2008
	March	using Fair Value Hierarchy
(in millions)	31, 2008	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$318	$318	$—	$—
Restricted cash	3	3	—	—
Long-term investments	74	74	—	—
Interest rate derivatives	15	—	15	—

Total assets at fair value	$410	$395	$15	$—

Liabilities
Long-term debt	$265	$—	$265	$—
Foreign currency derivatives	31	—	31	—

Total liabilities at fair value	$296	$—	$296	$—

The fair values of long-term investments are based on quoted market prices from various stock and bond exchanges. The long-term debt fair values are based on quotes for like instruments with similar credit ratings and terms. The fair values for interest rate and foreign currency derivatives are based on quoted market prices from various banks for similar instruments.

NOTE 4: Segment Information
We operate seven reportable segments: Electronic Technologies, Display Technologies, Paint and Coatings Materials, Packaging and Building Materials, Primary Materials, Performance Materials Group, and Salt. Electronic Technologies and Display Technologies are managed under one executive as the Electronic Materials Group. Similarly, Paint and Coatings Materials, Packaging and Building Materials and Primary Materials are managed under one executive as the Specialty Materials Group. The reportable operating segments and the types of products from which their revenues are derived are discussed below.
➢	Electronic Technologies

This group of businesses provides cutting-edge technology for use in telecommunications, consumer electronics and household appliances. It is comprised of three aggregated businesses: Circuit Board Technologies, Packaging and Finishing Technologies and Semiconductor Technologies. The Circuit Board Technologies business develops and delivers the technology, materials and fabrication services for increasingly powerful, high-density circuit boards in computers, cell phones, automobiles and many other electronic devices. The Packaging and Finishing Technologies business develops and delivers innovative materials and processes that boost the performance of a diverse range of electronic, optoelectronic and industrial packaging and finishing applications. The Semiconductor Technologies business develops and supplies integrated products and technologies on a global basis enabling our customers to drive leading-edge semiconductor design to boost performance of semiconductor devices powered by smaller and faster chips. This business also develops and delivers materials used for chemical mechanical planarization, the process used to create the flawless surfaces required to allow manufacturers to make faster and more powerful integrated circuits and electronic substrates.

➢	Display Technologies

This business develops, manufactures and markets materials used in the production of electronic displays. This business includes our joint venture with SKC Co. Ltd. of South Korea, SKC Haas Display Films (“SKC Haas”), which develops, manufactures, and markets advanced specialty films and materials used in LCD and plasma displays. These include light diffuser films, micro lens films, optical protection films, release protection films, reflectors, technology for touch panels, Plasma Display Panel filters, and process chemicals used to manufacture LCD color filters. This business also includes the leading-edge light management film technology acquired from Eastman Kodak in 2007, as well as process chemicals used in LCD production originally developed by Rohm and Haas. On April 4, 2008, we acquired Gracel Display, Inc., a leading developer and manufacturer of Organic Light Emitting Diode (OLED) materials for approximately $40 million. Beginning on April 4, 2008, the results of this acquisition will be included in Display Technologies.

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

This business offers a broad range of polymers, additives, and formulated value-added products (which utilize a broad range of chemistries and technologies, including our world-class acrylic technology). Its products are used in a wide range of markets, including: packaging and paper, building and construction, durables and transportation, and other industrial markets. Product lines include: additives for the manufacture of plastic and vinyl products, packaging, pressure sensitive, construction, and transportation adhesives, as well as polymers and additives used in textile, graphic arts, nonwoven, paper and leather applications.

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

This business group includes our other businesses that facilitate the use of technologies to meet growing societal needs in the areas of water, food, personal care and energy. It is comprised of the operating results of Process Chemicals and Biocides and Powder Coatings. Also included in the results of our Performance Materials Group are several small businesses, including AgroFresh and Advanced Materials, that are building positions based on technology areas outside of the core of the company’s operations. Its products include: ion exchange resins, sodium borohydride, biocides, polymers and additives used in personal care applications and other niche technologies.

➢	Salt

The Salt business houses the Morton Salt name, including the well-known image of the Morton Salt Umbrella Girl and the familiar slogan, “when it rains it pours.” This business also encompasses the leading table salt brand in Canada, Windsor Salt. Salt’s product offerings extend well beyond the consumer market to include salts used for food processing, agriculture, water conditioning, highway ice-control and industrial processing applications.
The table below presents net sales by reportable segment. Segment eliminations are presented for intercompany sales between reportable segments.
Net Sales by Business Segment and Region

	Three Months Ended
(in millions)	March 31,
	2008	2007

Business Segment
Electronic Technologies	$442	$382
Display Technologies	83	3

Electronic Materials Group	$525	$385
Paint and Coatings Materials	509	478
Packaging and Building Materials	472	449
Primary Materials	581	482
Elimination of Intersegment Sales	(301)	(251)

Specialty Materials Group	$1,261	$1,158
Performance Materials Group	310	290
Salt	411	327

Total net sales	$2,507	$2,160

Customer Location
North America	$1,198	$1,094
Europe, Middle East and Africa	616	560
Asia-Pacific	585	422
Latin America	108	84

Total net sales	$2,507	$2,160

Pre-Tax Earnings (Loss) from Continuing Operations by Business Segment

	Three Months Ended
(in millions)	March 31,
	2008	2007(1)

Business Segment
Electronic Technologies	$101	$87
Display Technologies	(11)	—

Electronic Materials Group	$90	$87
Paint and Coatings Materials	63	74
Packaging and Building Materials	39	39
Primary Materials	34	42

Specialty Materials Group	$136	$155
Performance Materials Group	40	28
Salt	67	47
Corporate (2)	(100)	(49)

Total pre-tax earnings from continuing operations	$233	$268

(1)	Previously, our Business Segment results were reported on an after-tax basis. See Form 8-K, filed March 20, 2008, for the presentation of prior year business results on a pre-tax basis.

(2)	Corporate includes certain corporate governance costs, interest income and expense, environmental remediation expense, insurance recoveries, exploratory research and development expense, currency gains and losses related to balance sheet non-functional currency exposures, any unallocated portion of shared services and other infrequently occurring items.
NOTE 5: Restructuring and Asset Impairments
Severance and employee benefit costs associated with restructuring initiatives are primarily accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.” Asset impairment charges are accounted for in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” The following net restructuring charges were recorded for the three months ended March 31, 2008 and 2007, respectively, as detailed below:
Restructuring and Asset Impairments

	Three Months Ended
(in millions)	March 31,
	2008	2007

Severance and employee benefits (net)	$7	$(1)
Asset impairments	5	—

Amount charged to earnings	$12	$(1)

Restructuring by Business Segment

	Severance and Employee Benefits			Headcount
(in millions, except headcount)	2008	2007	2006	2008	2007	2006

Initial Charge

Electronic Technologies	$—	$3	$1	—	51	9
Display Technologies	—	—	—	—	—	—

Electronic Materials Group	$—	$3	$1	—	51	9
Paint and Coatings Materials	—	2	6	—	15	75
Packaging and Building Materials	—	1	1	—	14	18
Primary Materials	—	—	2	—	—	17

Specialty Materials Group	$—	$3	$9	—	29	110
Performance Materials Group	—	7	6	—	82	37
Salt	—	—	5	—	9	114
Corporate	7	2	5	60	30	59

Total intial charge	$7	$15	$26	60	201	329

Less: Activity

December 31, 2005 ending balance
Activity during 2006			(3)			(68)
Changes in estimate			(1)			—

December 31, 2006 ending balance			$22			261
Activity during 2007		(4)	(17)		(72)	(182)
Changes in estimate		—	(3)		(9)	(47)

December 31, 2007 ending balance		$11	$2		120	32
Activity during 2008	—	(2)	(1)	—	(14)	(5)
Changes in estimate	—	—	—	—	(4)	(14)

Balance at March 31, 2008	$7	$9	$1	60	102	13

Restructuring reserves as of March 31, 2008 total $17 million and are included in accrued liabilities in the Consolidated Balance Sheet. The restructuring reserve balance presented is considered adequate to cover committed restructuring actions. Cash payments related to severance and employee benefits are expected to be paid over the next 15 months.
Restructuring Initiatives
2008 Initiatives
For the three months ended March 31, 2008, we recorded approximately $7 million of expense for severance and associated employee benefits, primarily due to the termination of toll manufacturing support arrangements at two facilities related to a prior divestiture that affected approximately 60 positions.
Of the initial 60 positions identified under the 2008 restructuring initiative, no positions have been eliminated as of March 31, 2008.
2007 Initiatives
For the three months ended March 31, 2007, there were no new restructuring charges recorded.
Of the initial 201 positions identified under total 2007 restructuring initiatives, we reduced the total number of positions to be affected by 13 to 188 positions in total. As of March 31, 2008, 86 positions have been eliminated.

2006 Initiatives
Of the initial 329 positions identified under total 2006 restructuring initiatives, we reduced the total number of positions to be affected by 61 to 268 positions in total. As of March 31, 2008, 255 positions have been eliminated.
Prior Year Initiatives
In the first quarter of 2007, we recorded approximately $1 million of benefit for severance and associated employee benefit charges related to 2005 initiatives, primarily in our Electronic Technologies segment due to fewer employee separations than originally planned.
Asset Impairments
2008 Impairments
For the three months ended March 31, 2008, we recognized $5 million of fixed asset impairment charges associated with the restructuring of two manufacturing facilities due to the termination of toll manufacturing support arrangements related to a prior divestiture.
2007 Impairments
For the three months ended March 31, 2007, there were no asset impairment charges recorded.
NOTE 6: Comprehensive Income
The components of comprehensive income are as follows:

	Three Months Ended
	March 31,
(in millions)	2008	2007

Net earnings	$172	$192
Other comprehensive income from continuing operations:
Current period changes in fair value of derivative instruments qualifying as hedges, net of $0 and $(2) of income taxes, respectively	—	3
Reclassification to earnings of derivative instruments qualifying as hedges, net of $0 and $1 of income taxes, respectively	—	(2)
Cumulative translation adjustment, net of $(14) and $(7) of income taxes, respectively	32	(6)
Pension plan adjustments, net of $1 and $(3) of income taxes, respectively	(2)	9

Total comprehensive income	$202	$196

NOTE 7: Earnings from Continuing Operations per Share
The difference in common shares outstanding used in the calculation of basic and diluted earnings from continuing operations per common share is primarily due to the effect of stock options and non-vested restricted stock as reflected in the reconciliations below.
The reconciliation from basic to diluted earnings per share from continuing operations is as follows:

(in millions, except per share	2008		2007
amounts)	Diluted	Basic	Diluted	Basic
Consolidated
Earnings from continuing operations	$172	$172	$190	$190
Earnings from discontinued operation	—	—	2	2

Net earnings	$172	$172	$192	$192

Average Equivalent Shares
Common stock outstanding	193.9	193.9	216.6	216.6
Employee compensation-related shares, including stock options(1)	2.7	—	3.1	—

Total average equivalent shares	196.6	193.9	219.7	216.6

Per-Share Amounts
Earnings from continuing operations	$0.87	$0.89	$0.86	$0.87
Earnings from discontinued operation	—	—	0.01	0.01

Net earnings per share	$0.87	$0.89	$0.87	$0.88

Note:

(1)	There were approximately 1 million shares and zero shares in 2008 and 2007, respectively, attributable to stock options that were excluded from the calculation of diluted earnings per share as the exercise price of the stock options was greater than the average market price.

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
Estimated Components of Net Periodic Cost

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(in millions)	2008	2007	2008	2007

Service cost	$20	$20	$1	$1
Interest cost	38	36	6	7
Expected return on plan assets	(50)	(46)	—	—
Amortization of net prior service credit	(1)	—	—	(1)
Amortization of net loss	3	6	—	—
Settlement gain	(2)	—	—	—

Net periodic benefit cost	$8	$16	$7	$7

Employer Contributions
During the three months ended March 31, 2008, we contributed approximately $21 million to our qualified and non-qualified pension and postretirement benefit plans. We anticipate making full-year contributions of approximately $80 million this year, which consist of $30 million to our foreign qualified pension plans, $11 million to our non-qualified pension plans, and $39 million to our postretirement benefit plans.
Global qualified, non-qualified pension expense and postretirement benefit expense for 2008 is expected to be approximately $68 million.
NOTE 9: Inventories
Inventories consist of the following:

(in millions)	March 31, 2008	December 31, 2007

Finished products	$487	$479
Work in process	397	345
Raw materials	163	151
Supplies	50	49

Total	$1,097	$1,024

NOTE 10: Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2008, by business segment, are as follows:

			Paint and	Packaging and		Performance
2008	Electronic	Display	Coatings	Building	Primary	Materials
(in millions)	Technologies	Technologies	Materials	Materials	Materials	Group	Salt	Total

Balance as of January 1, 2008	$374	$94	$66	$527	$29	$251	$327	$1,668
Goodwill related to acquisitions (1)	—	(1)	—	—	—	—	—	(1)
Currency effects and other(2)	—	(5)	1	7	—	12	—	15

Balance as of March 31, 2008	$374	$88	$67	$534	$29	$263	$327	$1,682

(1)	Goodwill related to acquisitions is due to the following: $(1.0) million, Display Technologies adjustment related to the formation of our Joint Venture SKC Haas Display Film Co Ltd.

(2)	Certain goodwill amounts are denominated in foreign currencies and are translated using the appropriate U.S. dollar exchange rate.

Intangible Assets
The following table provides information regarding changes to our finite-lived intangible assets, subject to amortization, and indefinite-lived intangible assets, which are not subject to amortization.
Gross Asset Value

	Finite-Lived				Indefinite-Lived
				Patents,
	Developed	Customer		Licenses &
(in millions)	Technology	Lists	Tradename	Other	Strategic	Tradename	Total

Balance as of January 1, 2008	$418	$911	$142	$172	$84	$335	$2,062
Currency effects (1)	5	5	3	—	(4)	(2)	7

Balance as of March 31, 2008	$423	$916	$145	$172	$80	$333	$2,069

Accumulated Amortization

	Finite-Lived				Indefinite-Lived
				Patents,
	Developed	Customer		Licenses &
(in millions)	Technology	Lists	Tradename	Other	Strategic	Tradename	Total

Balance as of January 1, 2008	$(203)	$(193)	$(38)	$(110)	$(5)	$(21)	$(570)
Additions	(7)	(5)	(2)	(1)	—	—	(15)
Currency(1)	(2)	(2)	(1)	—	—	—	(5)

Balance as of March 31, 2008	(212)	(200)	(41)	(111)	(5)	(21)	(590)

Net Book Value	$211	$716	$104	$61	$75	$312	$1,479

(1)	Certain intangible assets are denominated in foreign currencies and are translated using the appropriate U.S. dollar exchange rate.
Amortization expense for finite-lived intangible assets was $15 million and $14 million for the three months ended March 31, 2008 and 2007, respectively. Amortization expense is estimated to be approximately $61 million for the full 2008 year and $60 million for each of the subsequent four years.
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

(in millions)	Balance

December 31, 2007	$150
Amounts charged to earnings	10
Amounts spent	(9)

March 31, 2008	$151

In addition to accrued environmental liabilities, there are costs which have not met the definition of probable, and accordingly, are not recorded in the Consolidated Balance Sheets. Estimates for liabilities to be incurred between 11 to 30 years in the future are also considered only reasonably possible because the chance of a future event occurring is more than remote but less than probable. These loss contingencies are monitored regularly for a change in fact or circumstance that would require an accrual adjustment. We have identified reasonably possible loss contingencies related to environmental matters of approximately $130 million and $124 million at March 31, 2008 and December 31, 2007, respectively.
Further, we have identified other sites where future environmental remediation may be required, but these loss contingencies cannot be reasonably estimated at this time. These matters involve significant unresolved issues, including the number of parties found liable at each site and their ability to pay, the interpretation of applicable laws and regulations, the outcome of negotiations with regulatory authorities and alternative methods of remediation.

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
The Wood-Ridge, New Jersey site (“Site”), and Berry’s Creek, which runs past this Site, are areas of environmental significance to the Company. The Site is the location of a former mercury processing plant acquired many years ago by a company later acquired by Morton International, Inc. (“Morton”). Morton and Velsicol Chemical Corporation (“Velsicol”) have been held jointly and severally liable for the cost of remediation of the Site. The New Jersey Department of Environmental Protection (“NJDEP”) issued the Record of Decision documenting the clean-up requirements for the manufacturing site in October 2006. We have submitted a work plan to implement the remediation, and will enter into an agreement or an order to perform the work in the first half of 2008. The trust created by Velsicol will bear a portion of the cost of remediation, consistent with the bankruptcy trust agreement that established the trust. In addition, we are in discussions with approximately one dozen non-settling parties, including companies whose materials were processed at the manufacturing site, to resolve their share of the liability for a portion of the remediation costs. A mediation to resolve these issues with these parties is scheduled for the second half of 2008. Our ultimate exposure at the Site will depend on clean-up costs and on the level of contribution from other parties.
In response to EPA letters to a large number of potentially responsible parties (“PRPs”) requiring the performance of a broad scope investigation of risks posed by contamination in Berry’s Creek and the surrounding wetlands, a group of approximately 100 PRPs negotiated a scope of work for the study and an Administrative Order to perform the work through common technical resources and counsel. Once begun, performance of this study is expected to take at least six years to complete. Today, there is much uncertainty as to what will be required to address Berry’s Creek, but investigation and clean-up costs, as well as potential resource damage assessments, could be substantial and our share of these costs could possibly be material to the results of our operations, cash flows and consolidated financial position.
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
Rohm and Haas is a PRP at this Camden, New Jersey former drum recycling site. U.S. EPA Region 2 issued a Record of Decision in 2005. The project is divided into two phases: Phase I will involve soil remediation and groundwater monitoring. Phase II will address groundwater remediation and institutional controls. Rohm and Haas and other PRPs have entered into a Consent Decree for performance of Phase I of the remedy. Additionally, the Consent Decree, which has been lodged with the Court, resolves the claims of the U.S. EPA and the claims of the NJDEP for past costs and natural resources damages.
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

Philadelphia, Pennsylvania; Houston, Texas; Louisville, Kentucky; Moss Point, Mississippi (where operations have been terminated); Ringwood, Illinois; Apizaco, Mexico; Jacarei, Brazil; Jarrow, U.K.; Lauterbourg, France; and Mozzanica, Italy. We have reached agreement on a $35,975 penalty and Supplemental Environmental Projects worth approximately $134,000 with the U.S. EPA to resolve an enforcement matter at the Louisville plant.
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
In April 2006 and thereafter, lawsuits were filed against Rohm and Haas claiming that the Company’s Ringwood, Illinois plant contaminated groundwater and air that allegedly reached properties a mile south of the plant site. Also sued was the owner of a plant site neighboring our facility. An action brought in federal court in Philadelphia, Pennsylvania seeks certification of a class comprised of the owners and residents of about 500 homes in McCullom Lake Village, seeking medical monitoring and compensation for alleged property value diminution, among other things. In addition, lawsuits were filed in the Philadelphia Court of Common Pleas by twenty-two individuals who claim that contamination from the plants has resulted in tumors (primarily of the brain) and one individual whose claims relate to cirrhosis of the liver. We are vigorously defending against these claims because, although ill plaintiffs engender sympathy, we do not believe there is any evidence of a connection between the illnesses and the plant.
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
In January 2006 and thereafter, civil lawsuits were filed against Rohm and Haas and other chemical companies in U.S. federal court, alleging violation of antitrust laws in the production and sale of methyl methacrylate (“MMA”) and polymethylmethacrylates (“PMMA”). The various plaintiffs sought to represent a class of direct or indirect purchasers of MMA or PMMA in the United States from January 1,

1995 through December 31, 2003. The lawsuits referred to an investigation of certain chemical producers by the European Commission in which Rohm and Haas was not involved in any way. However, in September 2006, both the direct purchasers and the indirect purchasers filed amended complaints in which Rohm and Haas was not named as a defendant, and therefore we are no longer a party to these lawsuits. In addition, another United States complaint brought in late 2006 has been dismissed. Although we remain a defendant in a similar lawsuit filed in Canada, we believe the Canadian lawsuit is without merit as to us, and, if we are not dropped from the lawsuit, we intend to defend it vigorously.
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
On December 22, 2005, a federal judge in Indiana issued a decision purporting to grant a class of participants in the Rohm and Haas pension plan the right to a cost-of-living adjustment (“COLA”) as part of the retirement benefit for those who elect a lump sum benefit. The decision contravenes the plain language of the plan, which clearly and expressly excludes a discretionary COLA for participants who elect a lump sum benefit. In August 2007, the Seventh Circuit Court of Appeals affirmed the lower court’s decision that participants in the plan who elected a lump sum benefit during a class period have the right to a COLA as part of their retirement benefit. In March 2008, the Supreme Court denied our petition to hear our appeal, and the case now returns to the lower court for further proceedings. When the proceedings in the lower court have concluded, the pension trust will be required to pay certain COLA costs. We are taking appropriate steps to modify the plan to ensure pension expense will not increase. Due to the funded status of the Rohm and Haas Pension Plan, we do not believe we will have any requirement to currently fund our plan as a result of this decision. In accordance with SFAS No. 5 “Accounting for Contingencies,” we recorded a charge in the third quarter of 2007 of $65 million ($42 million, after-tax) to recognize the estimated potential impact of this decision to our long term pension plan obligations. There are a number of issues yet to be addressed by the court in the further proceedings, and were those issues to be decided against the Pension Plan, it is reasonably possible that we would need to record an additional charge of up to $25 million.
In August 2005 and thereafter, complaints were filed relating to brain cancer incidence among employees who worked at our Spring House, Pennsylvania research facility. An-action filed in the Philadelphia Court of Common Pleas seeking medical monitoring was dismissed as barred by Pennsylvania Workers’ Compensation Law, as has a separate Commonwealth Court action seeking leave to proceed as a class action before the Workers’ Compensation Bureau. Six personal injury complaints were filed in the Court of Common Pleas and, in addition, Workers’ Compensation petitions were filed regarding two of the individuals. Our ongoing epidemiological studies have not found an association between anything in the Spring House workplace and brain cancer. In March 2008, we retained the University of Minnesota to complete the epidemiology studies.
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

Note 12: Subsequent Events
On April 1, 2008, we acquired the FINNDISP division of OY Forcit AB, a Finnish paint emulsions operation, for approximately Euro 60 million (approximately US $95 million). Based in Hanko, Finland, this division of Forcit makes water-based emulsions used in the manufacture of paints and coatings, lacquers and adhesives in Northern Europe and the Commonwealth of Independent States (former Soviet Union).
On April 4, 2008, we divested our 40 percent equity interest in UP Chemical Company, a South Korean firm that specializes in advanced technology used in the production of leading edge semiconductor chips. As part of the transaction, we received approximately $114 million for our equity interest, reflecting a pre-tax gain of approximately $86 million.
Also on April 4, 2008, we acquired Gracel Display, Inc., a leading developer and manufacturer of Organic Light Emitting Diode (OLED) materials based in South Korea for approximately $40 million.
On April 16, 2008, we announced the formation of our 25% interest in a joint venture with Tasnee Sahara Olefins Company of Saudi Arabia which will produce acrylic acid and related esters in Jubail, Saudi Arabia, beginning in 2011.
In April 2008, we entered into interest rate swap agreements totaling $650 million to swap the fixed rate components of a portion of the $850 million 10 year fixed rate notes due in September 2017 to a floating rate based on six-month LIBOR. The changes in fair value of the interest rate swap agreements will be marked-to-market through income together with the offsetting changes in fair value of the underlying notes.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following commentary should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements for the year ended December 31, 2007, and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our 2007 annual report filed on Form 10-K with the Securities and Exchange Commission (“SEC”) on February 21, 2008.
Within the following discussion, unless otherwise stated, “three month period” refers to the three months ended March 31, 2008, and “prior period” refers to comparisons with the corresponding period in the previous year.
Forward-Looking Information
This document contains forward-looking information so that investors will have a better understanding of our future prospects and make informed investment decisions. Forward-looking statements within the context of the Private Securities Litigation Reform Act of 1995 include statements anticipating future growth in sales, cost of sales, earnings, selling and administrative expense, research and development expense and cash flows. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” and similar language to describe prospects for future operations or financial condition identify such forward-looking statements. Forward-looking statements are based on management’s assessment of current trends and circumstances, which may be susceptible to uncertainty, change or any other unforeseen development. Results could differ materially depending on such factors as changes in business climate, economic and competitive uncertainties, the cost of raw materials, natural gas, and other energy sources and the ability to achieve price increases to offset such cost increases, foreign exchange rates, interest rates, acquisitions or divestitures, risks in developing new products and technologies, risks of doing business in rapidly developing economies, the impact of new accounting standards, assessments for asset impairments, the impact of tax and other legislation and regulation in the jurisdictions in which we operate, changes in business strategies, manufacturing outages or the unanticipated costs of complying with environmental and safety regulations. As appropriate, additional factors are described in our 2007 annual report filed on Form 10-K with the SEC on February 21, 2008. We are under no obligation to update or alter our forward-looking statements, as a result of new information, future events or otherwise.
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

Annual Net Sales (in millions)
Annual Net Sales by Region (in millions)
Throughout our history, Rohm and Haas has remained true to the original vision of its founders: to be a high-quality and innovative supplier of highly specialized materials that improve the quality of life. In the late 1990’s, we began to diversify our portfolio of product offerings to enhance our specialty chemical business by acquiring Morton International Inc., and expanding our electronic materials business through selected acquisitions. We have repositioned our portfolio to divest non-strategic businesses including the divestiture of our Automotive Coatings business in 2006. As a result of this activity, we have significantly increased our sales, improved the balance of our portfolio, expanded our geographic reach and product opportunities to meet market needs, and enhanced our cash generating capabilities, while delivering enhanced value for our stockholders.

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
In October 2006, we announced an evolution in our strategy, which we refer to as Vision 2010. The primary goal of Vision 2010 is to accelerate value creation. The key elements of this strategy are:
•	Position Our Portfolio For Accelerated Growth — by leveraging our integrated acrylic monomer and polymer chain; accelerating investment in the Electronic Materials Group; creating or expanding platforms that address the growing needs in food, water, energy, hygiene, and other areas in the developed and developing worlds; and supplementing our organic growth with highly selective acquisitions which bring a growth platform technology or geographic supplement to our core businesses.

•	Build Value-Creating Business Models in Rapidly Developing Economies — by tailoring products to specific local or regional needs; finding solutions that are affordable and meet local requirements; organizing in a manner that enables rapid decision-making; investing in local talent; and building plant facilities that can compete effectively with local and regional players as well as multinational players. We define Rapidly Developing Economies as countries within our Latin American Region, Asia Pacific Region (excluding Japan, Australia and New Zealand) and Central, Eastern Europe (including Russia and other former Soviet Republics) and Turkey.

•	Innovate with a Market / Customer Focus — by increasingly shifting the focus and delivery of technology programs closer to the customer, driving to faster and more tailored output.

•	Operational Excellence / Continuous Improvement — by maintaining flat conversion costs over the next three years; building more capital-efficient plants in emerging markets; continuing to optimize our global footprint; and increasing global sourcing, especially from low-cost countries.

•	Deploy Right Talent in Right Places — by ensuring that leadership talent with the right depth and breadth is in place to drive the profitable growth of our businesses through shifting deployment of more key leaders to locations outside the U.S.; and continuing to drive the nurturing and development of our global workforce.
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
Summary of Financial Results
In the first quarter of 2008, we reported sales of $2,507 million, a 16% increase over $2,160 million reported in the first quarter of 2007. The increase was driven by higher demand, favorable currencies, acquisitions and higher selling prices. Gross profit of $660 million in the quarter was 8% higher than the same period in 2007. Higher raw material, energy and freight costs were offset by a combination of higher selling prices, increased demand, favorable currencies and smooth operations at our Houston facility. Gross profit margin in the quarter was 26.3%, compared to 28.2% in the prior year period as selling price increases did not keep pace with the increase in raw material, energy and freight costs. Selling and administrative expenses increased 12% versus the first quarter of 2007 due largely to the unfavorable impact of currencies and acquisitions. Research and development expense for the quarter was $79 million, up 16% from the prior year period, reflecting continued funding of research and development efforts in the key strategic growth areas for the Electronic Materials Group. This quarter’s results also include $12 million in restructuring and asset impairment charges. Income tax expense for the quarter was $56 million reflecting an effective tax rate of 24% versus 28% in the prior period. In the first quarter of 2008, we reported earnings from continuing operations of $172 million, or $0.87 per share, compared to $190 million, or $0.86 per share in the first quarter of 2007.
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
In reviewing such matters, we consider a broad range of information, including the claims, demands, settlement offers received from governmental authorities or private parties, identification of other responsible parties and an assessment of their ability to contribute as well as our prior experience, to determine if a liability is probable and if the value is estimable. If both of these conditions are met, we record a reserve. These reserves include liabilities expected to be paid out within the next 10 years. If we believe that no best estimate exists, we accrue the minimum in a range of possible losses, and disclose any material, reasonably possible, additional losses. If we determine a liability to be only reasonably possible, we consider the same information to estimate the possible exposure and disclose any material potential liability. In addition, estimates for liabilities to be incurred between 11 to 30 years in the future are also considered only reasonably possible because the chance of a future event occurring is more than remote but less than probable. These loss contingencies are monitored regularly for a change in fact or circumstance that would require an accrual adjustment.
Our most significant reserves are those that have been established for remediation and restoration costs associated with environmental issues. As of March 31, 2008, we have $151 million reserved for environmental-related costs. We conduct studies and site surveys to determine the extent of environmental contamination and necessary remediation. With the expertise of our environmental engineers and legal counsel, we determine our best estimates for remediation and restoration costs. These estimates are based on forecasts of future costs for remediation and change periodically as additional and better information becomes available. Changes to assumptions and considerations used to calculate remediation reserves could materially affect our results of operations or financial position. If we determine that the scope of remediation is broader than originally planned, discover new contamination, discover previously unknown sites or become subject to related personal injury or property damage claims, our estimates and assumptions could materially change.
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
Certain assumptions are used to measure the plan obligations of company-sponsored defined benefit pension plans, postretirement benefits, post-employment benefits (e.g., medical, disability) and other employee liabilities. Plan obligations and annual expense calculations are based on a number of key assumptions. These assumptions include the weighted-average discount rate at which obligations can be effectively settled, the anticipated rate of future increases in compensation levels, the expected long-term rate of return on assets, increases or trends in health care costs, and certain employee-related factors, such as turnover, retirement age and mortality. Management reviews these assumptions at least annually and updates the assumptions as appropriate to reflect our actual experience and expectations on a plan specific basis.
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
The weighted-average discount rate, the rate of compensation increase and the estimated return on plan assets used in our determination of pension expense are as follows:

Weighted-average assumptions
used to determine net pension
expense for years ended
December 31,	2008		2007

	U.S.	Non-U.S.	U.S.	Non-U.S.

Discount rate	6.21%	5.66%	5.90%	5.05%
Estimated return on plan assets	8.50%	6.72%	8.50%	6.72%
Rate of compensation increase	4.00%	4.24%	4.00%	3.91%
The following illustrates the annual impact on pension expense of a 100 basis point increase or decrease from the assumptions used to determine the net cost for the year ended December 31, 2007.

					Combined
	Weighted-Average		Estimated Return on		Increase/(Decrease)
	Discount Rate		Plan Assets		Pension Expense

(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

100 basis point increase	$(22)	$(10)	$(17)	$(7)	$(39)	$(17)
100 basis point decrease	33	11	17	7	50	18
The following illustrates the annual impact on postretirement benefit expense of a 100 basis point increase or decrease from the discount rate used to determine the net cost for the year ended December 31, 2007.

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
➢	Fair Value Measurements of Financial Instruments
In the first quarter of 2008, we adopted SFAS No. 157 for financial assets and liabilities. SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
Level 3: Unobservable inputs that reflect our own assumptions.
We disclosed the fair values of our financial instruments in Note 3 of our financial statements. The fair values of our long-term investments are impacted by future changes in the stock markets. The long-term debt fair values are based on quotes for like instruments with similar credit ratings and terms. The fair values for interest rate, foreign currency and commodity derivatives are based on quoted market prices from various banks for similar instruments. The fair values of our long-term debt and derivative instruments are impacted by changes in interest rates and the credit markets.

MARCH 31, 2008 VERSUS MARCH 31, 2007 — CONSOLIDATED
Net Sales
In the three months ended March 31, 2008, we reported consolidated net sales of $2,507 million, an increase of 16% or $347 million from prior period net sales of $2,160 million. These increases are primarily driven by higher demand, favorable currencies and higher selling prices as reflected below.

Three months ended
Sales change March 31, 2008 versus 2007%

Demand	6
Price	3
Currency	4
Other (including acquisitions and divestitures)	3

Total change	16

Gross Profit

(in millions)	2008	2007

Gross profit	$660	$609
As a percentage of sales	26.3%	28.2%
Our gross profit for the first quarter of 2008 was $660 million, an increase of 8% or $51 million from $609 million in the first quarter of 2007. Higher raw material, energy and freight costs were partially offset by a combination of higher selling prices, increased demand, favorable currencies and smooth operations at our Houston facility. Gross profit margin in the quarter was 26.3%, compared to 28.2% in the prior year period as selling price increases did not keep pace with the increase in raw material, energy and freight costs.
Selling and Administrative Expense

(in millions)	2008	2007

Selling and administrative expense	$292	$260
As a percentage of sales	11.6%	12.0%
In the first quarter of 2008, selling and administrative expenses were $292 million, an increase of 12% or $32 million from $260 million in the prior year period, reflecting the negative impact of currencies and increased selling and administrative expenses as a result of recent acquisitions.
Research and Development Expense

(in millions)	2008	2007

Research and development expense	$79	$68
As a percentage of sales	3.2%	3.1%
Research and development expense for the first quarter of 2008 was $79 million, up approximately 16% from $68 million in the first quarter of 2007. The increase in research and development spending is attributable to growth initiatives, particularly within the Display Technologies segment.
Interest Expense
Interest expense for the first quarter of 2008 was $42 million, up 75% from $24 million in the prior year period. The increase is primarily due to the issuance of new debt in September 2007 to fund a $1 billion accelerated share repurchase, as well as higher interest rates.

Amortization of Finite-lived Intangible Assets
Amortization of finite-lived assets was $15 million for the current quarter up slightly from $14 million for the prior year period primarily due to the acquisition of SKC Haas in November of 2007.
Restructuring and Asset Impairments

	Three Months Ended
	March 31,
(in millions)	2008	2007

Severance and employee benefits (net)	$7	$(1)
Asset impairments	5	—

Amount charged to earnings	$12	$(1)

Restructuring and Asset Impairments by Business Segment

	Three Months Ended
(in millions)	March 31,
	2008	2007

Business Segment
Electronic Technologies	$—	$(1)
Display Technologies	—	—

Electronic Materials Group	$—	$(1)
Paint and Coatings Materials	—	—
Packaging and Building Materials	—	—
Primary Materials	—	—

Specialty Materials Group	$—	$—
Performance Materials Group	—	—
Salt	—	—
Corporate	12	—

Total	$12	$(1)

Severance and Employee Benefits
In the first quarter of 2008, we recorded approximately $7 million of expense for severance and associated employee benefits primarily due to the termination of toll manufacturing support arrangements at two facilities related to a prior divestiture that affected approximately 60 positions.
In the first quarter of 2007, we recorded approximately $1 million of benefit for severance and associated employee benefit charges related to 2005 initiatives, primarily in our Electronic Technologies segment due to fewer employee separations than originally planned.
Asset Impairments
For the three months ended March 31, 2008, we recognized $5 million of fixed asset impairment charges associated with the restructuring of two manufacturing facilities due to the termination of toll manufacturing support arrangements related to a prior divestiture.
For the three months ended March 31, 2007, there were no asset impairment charges recorded.
Share of Affiliate Earnings, net
Affiliate net earnings for the three months ended March 31, 2008 were $3 million, a decrease of $2 million in comparison to $5 million for the prior year. The decrease is primarily due to lower earnings from an equity affiliate in our Electronic Technologies segment and the weaker performance of the Viance joint venture due to the continued weakness in the North American building and construction markets.
Other (Income), net
Other income for the three months ended March 31, 2008 was $10 million, in comparison to $19 million in the prior year period. The decrease was mostly attributable to a decrease in interest and investment income of $5 million, as well as a reduction of gains of $2 million from the disposal of businesses.

Effective Tax Rate
We recorded a provision for income tax expense of $56 million for the first quarter of 2008, reflecting an effective tax rate from continuing operations of 24% compared to a 28% effective rate for earnings in 2007. The decrease in the rate is mainly due to lower taxes on foreign earnings and the tax benefit associated with restructuring charges. We anticipate that our full-year tax rate will be similar to 2007, between 25-26%.
Minority Interest
In the first quarter of 2008, we reported minority interest of $5 million, versus $3 million for the prior year period. The majority of our minority interest relates to two consolidated joint ventures recorded in our Electronic Materials Group. The increase in minority interest is due to an increase in earnings primarily related to SKC Haas, a new joint venture started in November of 2007.
MARCH 31, 2008 VERSUS MARCH 31, 2007 — BY BUSINESS SEGMENT
Net Sales

	Three Months Ended
(in millions)	March 31,
	2008	2007

Business Segment
Electronic Technologies	$442	$382
Display Technologies	83	3

Electronic Materials Group	$525	$385
Paint and Coatings Materials	509	478
Packaging and Building Materials	472	449
Primary Materials	581	482
Elimination of Inter-segment Sales	(301)	(251)

Specialty Materials Group	$1,261	$1,158
Performance Materials Group	310	290
Salt	411	327

Total net sales	$2,507	$2,160

Customer Location
North America	$1,198	$1,094
Europe, Middle East and Africa	616	560
Asia-Pacific	585	422
Latin America	108	84

Total net sales	$2,507	$2,160

Pre-tax Earnings

	Three Months Ended
(in millions)	March 31,
	2008	2007(1)

Business Segment
Electronic Technologies	$101	$87
Display Technologies	(11)	—

Electronic Materials Group	$90	$87
Paint and Coatings Materials	63	74
Packaging and Building Materials	39	39
Primary Materials	34	42

Specialty Materials Group	$136	$155
Performance Materials Group	40	28
Salt	67	47
Corporate (2)	(100)	(49)

Total pre-tax earnings from continuing operations	$233	$268

1.	Previously, our Business Segment results were reported on an after-tax basis. See Form 8-K, filed March 20, 2008, for the presentation of prior year business results on a pre-tax basis.

2.	Corporate includes certain corporate governance costs, interest income and expense, environmental remediation expense, insurance recoveries, exploratory research and development expense, currency gains and losses related to balance sheet non-functional currency exposures, any unallocated portion of shared services and other infrequently occurring items.
Provision for Restructuring and Asset Impairment by Business Segment
Pre-Tax

	Three Months Ended
(in millions)	March 31,
	2008	2007

Business Segment
Electronic Technologies	$—	$(1)
Display Technologies	—	—

Electronic Materials Group	$—	$(1)
Paint and Coatings Materials	—	—
Packaging and Building Materials	—	—
Primary Materials	—	—

Specialty Materials Group	$—	$—
Performance Materials Group	—	—
Salt	—	—
Corporate	12	—

Total	$12	$(1)

Electronic Materials Group
The Electronic Materials Group comprises two reportable segments which provide materials for use in applications such as telecommunications, consumer electronics and household appliances. Overall sales for this Group were up 36% in the first quarter of 2008 over the prior year. The $80 million increase in sales in the first quarter of 2008 is due to the fact that the prior year period did not include the results related to the light management film technology we acquired from Eastman Kodak that occurred during the second quarter of 2007 nor did they include the results of SKC Haas Display Films, a JV which was initiated in the fourth quarter of last year. Pre-tax earnings were up 3% over prior year.

The results for the Electronic Materials Group are reported under the two separate reportable segments as follows:
Electronic Technologies
Net Sales (in millions)
Net sales in the first quarter of 2008 were $442 million, up 16%, or $60 million, over net sales of $382 million in the prior year period. All businesses reported strong growth in Asia for all business units, while sales for most businesses declined in North America and Europe as a result of an industry-wide slowdown in demand there. Sales in advanced technology product lines were up 23% versus the prior year. Sales from Semiconductor Technologies grew 17% over the prior year period as strong demand growth overall, especially in Asia, rendered continued strength in sales of Chemical Mechanical Planarization (CMP) pads and slurries, as well as advanced photoresists and related products. Circuit Board Technologies sales grew 13% as solid growth in Asia more than offset declines in both North America and Europe. Packaging and Finishing Technologies sales were up 14% versus last year as a result of strong precious metal sales, primarily in North America.
First quarter pre-tax earnings of $101 million were up significantly from the $87 million earned last year. The growth reflects increased sales of advanced technology products, favorable currencies and continued discipline in cost management, somewhat offset by higher raw material prices.

Display Technologies
Net Sales (in millions)
Net sales in the first quarter of 2008 were $83 million, and include sales of optical display films products (acquired from Eastman Kodak in the second quarter of last year), as well as sales from the new SKC Haas Display Films JV. First quarter sales in the prior year, which include only sales of process related materials previously included as part of Semiconductor Technologies, were $3 million. The business enjoyed strong industry demand-driven volume growth in the first quarter of 2008, but experienced lower margins as a result of pricing pressure on certain more mature products in the line. Additionally, manufacturing cost improvements could not be paced quickly enough to match the market-driven price concessions which are common in the industry.
The segment reported a pre-tax loss of $11 million for the quarter, reflecting the development stage nature of the newly acquired light management films technologies, as well as acquisition and purchase-accounting related charges. We expect full-year, pre-tax operating losses of $25 to $30 million and profitable operations in 2009.
Specialty Materials Group
The Specialty Materials Group is comprised of three business units and represents the majority of the company’s chemical business, serving a broad range of end-use markets.
Overall sales for this Group (after intersegment elimination) were up 9% in the first quarter of 2008 versus the prior year due to favorable currencies, higher selling prices, and increased overall demand, with strong growth in Rapidly Developing Economies partially offset by soft demand in the U.S.
Pre-tax earnings for the first quarter of 2008 were down 12% versus the prior year for the Group. Higher selling prices and strong demand in Rapidly Developing Economies, along with favorable currencies and lower operating costs, were more than offset by higher raw material, energy and freight costs, soft demand in the U.S., unfavorable mix, and increased selling and administrative and research and development spending.
The results for the Specialty Materials Group are reported under three separate reportable segments as follows:

Paint and Coatings Materials
First quarter and Year-to-Date Net Sales (in millions)
In the first quarter of 2008, net sales from our Paint and Coatings Materials segment were $509 million, an increase of 6%, or $31 million, from net sales of $478 million in 2007. Softer demand seen in the U.S. and Western Europe were more than offset by higher selling prices, favorable currencies, and strong demand in the rest of the world. The slowed demand in the U.S. was due to weakness in the architectural paint market reflecting the pronounced slowdown in home improvements, as well as lower existing and new home sales.
Pre-tax earnings were $63 million in the first quarter of 2008 versus prior year earnings of $74 million. The decrease in earnings was driven by higher raw material, energy and freight costs, partially offset by higher selling prices, favorable currencies, demand growth in Rapidly Developing Economies and lower selling and administrative and research and development costs.
Packaging and Building Materials
First quarter and Year-to-Date Net Sales (in millions)

In the first quarter of 2008, net sales from our Packaging and Building Materials segment were $472 million, an increase of 5%, or $23 million, from net sales of $449 million in 2007. The increase reflects the impacts of favorable currencies and higher pricing partially offset by lower demand. While Rapidly Developing Economies showed strong year-over-year growth, economic softness in the U.S. building and construction markets and lower demand in certain businesses in Western Europe more than offset the demand growth. The overall lower demand is mainly the result of softness in the vinyl siding and windows profile markets in North America that use our plastics additives products, along with plastics additives and pressure sensitive adhesives products in Western Europe.
Pre-tax earnings of $39 million were flat versus the first quarter of 2007. Higher selling prices and favorable currencies, were offset by higher raw material, energy and freight costs.
Primary Materials
First quarter and Year-to-Date Net Sales (in millions)
In the first quarter of 2008, net sales for Primary Materials were $581 million, an increase of $99 million, or 21%, from prior year net sales of $482 million. Net sales for Primary Materials include sales to our internal downstream monomer-consuming businesses, primarily Paint and Coatings Materials and Packaging and Building Materials, along with sales to third party customers. Sales to external customers increased 21% to $280 million in 2008 from $231 million in the prior year period, primarily due to a combination of increased demand, higher selling prices and favorable currencies. Sales to our downstream businesses were up 20% versus the first quarter of 2007, 15% of which is attributed to higher selling prices and a 2% is due to an increase in captive volumes.

	Three Months Ended
(in millions)	March 31,
	2008	2007

Total Sales	$581	$482
Elimination of Intersegment Sales	(301)	(251)

Third Party Sales	$280	$231

Pre-tax earnings declined 19% to $34 million for the first quarter of 2008 from $42 million in the prior year period. The decrease is primarily due to increases in raw material, energy and freight costs and lower demand, offset partially by higher pricing and smooth operations at our Houston facility.
We continue to see the effects of an increase in the global monomer supply during 2008 as a result of new production facilities that have come on line coupled with continued weakness in the North

American building and construction markets. We expect this additional supply to continue to apply downward pressure on Primary Material’s pricing through the remainder of 2008.
Performance Materials Group
First quarter and Year-to-Date Net Sales (in millions)
Net sales for the Performance Materials Group reached $310 million for the first quarter of 2008, an increase of 7%, or $20 million, versus sales of $290 million in 2007. Stronger demand in the Asia Pacific and Latin American regions, along with the impact of favorable currencies and increased pricing, more than offset overall economic weakness in Europe and North America.
Net sales for Process Chemicals and Biocides were $197 million, an increase of 8%, or $16 million over first quarter sales in 2007. Demand was strong in Rapidly Developing Economies, which offset the weakness experienced in North America within the building and construction markets and the paper market. Within the Rapidly Developing Economies, particularly South East Asia and China, the ion exchange business saw increased demand in the industrial water treatment and power markets. The business also realized solid growth in new markets, such as catalysis and potable water. Net sales for Powder Coatings were $90 million, an increase of 2%, or $2 million over sales of $88 million in 2007. The sales increase was driven by the impact of favorable currencies, partially offset by slightly weaker demand in the Europe, Middle East and Africa Region. Net sales for the other businesses, including AgroFresh and Advanced Materials increased 13%, or $2 million from $21 million in 2007 to $23 million in 2008. This increase was mainly driven by continued growth of our patented 1-methylcyclopropene (1-MCP) technology in AgroFresh, and increased demand and higher pricing in Advanced Materials.
Pre-tax earnings for the first quarter of 2008 of $40 million were $12 million, or 43%, higher than 2007. The increase was driven by strong demand, particularly in the Rapidly Developing Economies, higher selling prices, the impact of favorable currencies, and strong operating performance in our manufacturing facilities.

Salt
First quarter and Year-to-Date Net Sales (in millions)
Salt sales in the first quarter of 2008 were $411 million, an increase of 26% or $84 million compared with the prior year sales of $327 million. The improvement in sales was largely driven by ice-control sales volumes, which increased by 24% compared to the prior year as a result of favorable weather conditions in both the U.S. and Canada. Weather patterns in the first quarter of 2007 were slightly milder than average in the markets we serve. As a result of both improved demand and product line management, sales of consumer and industrial salt products increased by 10% over the prior year, excluding the impact of currency. The strengthening Canadian dollar relative to the U.S. dollar also had a favorable impact on the first quarter 2008 compared with 2007.
Pre-tax earnings in the first quarter of 2008 were $67 million, an increase of 43% compared to first quarter 2007 pre-tax earnings of $47 million. Severe winter weather, volume gains in the consumer and industrial markets and increased pricing were the primary pre-tax earnings improvement drivers in first quarter of 2008 over the prior year period. The effect of the strengthening Canadian dollar relative to the U.S. dollar in 2008 also contributed to the pre-tax earnings gain in the first quarter of 2008.

Corporate
First quarter and Year-to-Date Pre-Tax Expenses (in millions)
Corporate expense of $100 million for the three months ended March 31, 2008, increased from $49 million in the prior year period as a result of increased interest expense of $18 million primarily related to the debt issued to facilitate the accelerated share repurchase, restructuring and asset impairment charges of $12 million associated with the termination of toll manufacturing support arrangements related to a prior divestiture, the absence of favorable one-time items in the prior year period, as well as increased costs related to strategic repositioning and portfolio management.
LIQUIDITY AND CAPITAL RESOURCES
Overview
As of March 31, 2008, our company’s debt ratio (total debt in proportion to total debt plus stockholders’ equity) was 52%, up slightly from 51% as of December 31, 2007, and cash from operating activities for the rolling twelve months ended March 31, 2008, was approximately 28% of our quarter-end debt. We expect to maintain our debt ratio at approximately 50%, while growing cash from operating activities. Maintenance of a strong balance sheet well-covered by our cash flows remains a key financial policy. We intend to employ a balanced approach to cash deployment that will enhance stockholder value through:
•	Reinvesting in core businesses to drive profitable growth through our capital expenditure program;

•	Investing in new platforms that address the growing needs in food, water, energy, hygiene and other areas in the developed and developing worlds;

•	Supplementing our organic growth with highly selective acquisitions which bring a growth platform technology or geographic supplement to our core businesses;

•	Continuing to pay higher cash dividends to our stockholders (dividend payouts have increased at an average 10.6% compound annual growth rate since 1978); and

•	Repurchasing shares to improve overall returns to our stockholders.
In the three months ended March 31, 2008, our primary sources of cash were from balances on hand, operating activities and commercial paper borrowings. Our principal uses of cash were capital expenditures and dividends. These are summarized in the table below:

	Three months ended
	March 31,
(in millions)	2008	2007

Cash provided by operations	$146	$121
Share repurchases	(11)	(98)
Capital expenditures	(122)	(77)
Dividends	(73)	(72)
Net debt increase (reduction)	107	(35)
Stock option exercise proceeds	3	16
Our consolidated statement of cash flows includes the combined results of our continuing and discontinued operations for all periods presented.
Cash Provided by Operations
For the three months ended March 31, 2008, cash from operating activities was $146 million, $25 million higher than $121 million for the prior year period. The increase is due to lower working capital needs partially offset by lower net and non-cash earnings.
The cash flow we generate from operating activities is typically concentrated in the second half of the year due to working capital patterns in some of our core businesses, as well as the timing of certain annual payments such as employee bonuses, interest on debt and property taxes, which are concentrated in the first half of the year. We expect 2008 cash from operating activities to exceed $1 billion. Maintaining strong operating cash flow through earnings and working capital management continues to be an important objective.
Pension Plan and Postretirement Benefit Plan Funding and Liability
During 2007 we contributed $84 million to our pension and postretirement benefit plans. In 2008, we expect to contribute approximately $80 million to these plans. The breakdown of actual and estimated contributions is as follows:

	March 31,	December 31,
(in millions)	2008	2007

Qualified pension plans	$7	$30
Non qualified pension plans	4	12
Post retirement benefit plans	10	42

Total paid contributions	$21	$84

Remaining estimated contributions	59	—

Total contributions	$80	$84

Funding requirements for future years will depend on the actual return on plan assets, changes in the employee groups covered by the plan, legislative or regulatory changes, market interest rates, inflation rates, and other economic variables. Although we expect future funding to remain at current year levels indefinitely, we may increase, accelerate, decrease or delay contributions to the plans to the extent permitted by law.
Global qualified and non-qualified pension expense and postretirement benefit expense for 2008 is expected to be approximately $68 million, compared to $84 million in 2007.
Capital Expenditures
We intend to manage our capital expenditures to take advantage of growth and productivity improvement opportunities as well as to fund ongoing environmental protection and plant infrastructure requirements. We have a well-defined review procedure for the authorization of capital projects. Capital expenditures of $122 million through the first three months of 2008 are above the prior year period expenditures primarily due to expected spending for a greater number of projects focused on growth. We expect to spend approximately $525 million for capital projects during 2008 including several IT projects and spending for the new flat panel display business. This expected spending is 26% above the $417 million in fiscal year 2007 reflecting our focus on investing for growth.

Dividends
Common stock dividends have been paid each year since 1927. The payout has increased at an average 10.6% compound annual growth rate since 1978. On May 7, 2007, we announced that the Board of Directors voted to increase dividends by 12% to $0.37 per share and on February 4, 2008, our Board of Directors declared a $0.37 per share dividend payable on March 1, 2008.

2008				2007
	Amount				Amount
	(Per	Amount			(Per	Amount
Date of dividend	common	(In		Date of dividend	common	(In
payment	share)	millions)	Record Date	payment	share)	millions)	Record Date
March 1, 2008	$0.37	$73	February 15, 2008	March 1, 2007	$0.33	$72	February 16, 2007
				June 1, 2007	$0.37	$80	May 18, 2007
				September 4, 2007	$0.37	$79	August 10, 2007
				December 1, 2007	$0.37	$72	November 2, 2007
Share Repurchase Program
On July 16, 2007, our Board of Directors authorized the repurchase of up to $2 billion of our common stock, the first $1 billion of which was financed with debt and the remainder is to be funded from available cash through 2010. For the debt financed portion of this authorization, we entered into an accelerated share repurchase agreement (ASR) with Goldman, Sachs & Co. (Goldman Sachs) on September 10, 2007. Under the ASR, we paid $1 billion to Goldman Sachs and received approximately 16.2 million of shares of our common stock on September 11, 2007. Goldman Sachs has purchased an equivalent number of shares under the terms of the ASR. At the end of the ASR’s term, which is not expected to last beyond June 10, 2008, we may receive from, or be required to pay to Goldman Sachs a price adjustment based upon the volume weighted-average price of our common stock during the period from September 10, 2007 through the completion date, less a discount. The price adjustment may be settled in shares of our common stock or cash, at our option. The price adjustment is accounted for as an equity instrument and changes in its fair value are not recorded. If the volume weighted-average price of our common stock price from September 10, 2007 through the end of the term of the repurchase agreement remains at the volume weighted-average price through March 31, 2008, then Goldman Sachs would owe us approximately 3.3 million additional shares.
Liquidity and Debt
As of March 31, 2008, we had $321 million in cash, including restricted cash, and $3,502 million in debt compared with $268 million and $3,297 million, respectively, at December 31, 2007. A summary of our cash and debt balances is provided below:

	March 31,	December 31,
(in millions)	2008	2007

Short-term obligations	$272	$158
Long-term debt	3,230	3,139

Total debt	$3,502	$3,297

Cash and cash equivalents	$318	$265
Restricted cash	3	3

Total cash	$321	$268

At March 31, 2008, we had $167 million in commercial paper outstanding. Other short-term debt was primarily composed of local bank borrowings. During 2008, our primary source of short-term liquidity has been cash from operating activities and commercial paper borrowings.

Use of Derivative Instruments to Manage Market Risk
We sell products, purchase materials, and finance our operations internationally. These activities result in assets and liabilities the values of which are exposed to exchange rate fluctuation. During the three months ending March 31, 2008, exchange rate movements increased the carrying value of these balance sheet positions by $20.4 million after tax. During the same period the derivative instruments we entered to counter-balance these exposures generated losses which, taken together with the effects of exchange rates on underlying balance sheet positions, resulted in a $2.9 million, after tax, net earnings gain. All other derivative instruments used $8.3 million in cash and generated $2.5 million in after-tax gains during the three months ending March 31, 2008. As of March 31, 2008, all derivative contracts represented a $9 million after-tax liability compared with a $20 million liability at December 31, 2007.
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
Accruals
We have provided for costs to remediate former manufacturing and waste disposal sites, including Superfund sites, as well as our company facilities. We consider a broad range of information when we determine the amount necessary for remediation accruals, including available facts about the waste site, existing and proposed remediation technology and the range of costs of applying those technologies, prior experience, government proposals for these or similar sites, the liability of other parties, the ability of other Potentially Responsible Parties (“PRPs”) to pay costs apportioned to them and current laws and regulations. Reserves for environmental remediation that we believe to be probable and estimable are recorded appropriately as current and long-term liabilities in the Consolidated Balance Sheets. These reserves include liabilities expected to be paid out within the next 10 years. Accruals for estimated losses from environmental remediation obligations generally are recognized at the point during the remedial feasibility study when costs become probable and estimable. We do not accrue for legal costs expected to be incurred with a loss contingency. We assess the accruals quarterly and update them as additional technical and legal information becomes available. However, at certain sites, we are unable, due to a variety of factors, to assess and quantify the ultimate extent of our responsibility for study and remediation costs. If we believe that no best estimate exists, we accrue the minimum in a range of possible losses, and disclose any material, reasonably possible, additional losses. If we determine a liability to be only reasonably possible, we consider the same information to estimate the possible exposure and disclose any material potential liability. In addition, estimates for liabilities to be incurred between 11 to 30 years in the future are also considered only reasonably possible because the chance of a future event occurring is more than remote but less probable. These loss contingencies are monitored regularly for a change in fact or circumstance that would require an accrual adjustment. We have identified reasonably possible loss contingencies related to environmental matters of approximately

$130 million at March 31, 2008. The amounts charged to pre-tax earnings for environmental remediation and related charges are included in cost of goods sold and are presented below:

(in millions)	Balance

December 31, 2007	$150
Amounts charged to earnings	10
Amounts spent	(9)

March 31, 2008	$151

Wood-Ridge/Berry’s Creek
The Wood-Ridge, New Jersey site (“Site”), and Berry’s Creek, which runs past this Site, are areas of environmental significance to the Company. The Site is the location of a former mercury processing plant acquired many years ago by a company later acquired by Morton International, Inc. (“Morton”). Morton and Velsicol Chemical Corporation (“Velsicol”) have been held jointly and severally liable for the cost of remediation of the Site. The New Jersey Department of Environmental Protection (“NJDEP”) issued the Record of Decision documenting the clean-up requirements for the manufacturing site in October 2006. We have submitted a work plan to implement the remediation, and will enter into an agreement or order to perform the work in the first half of 2008. The trust created by Velsicol will bear a portion of the cost of remediation, consistent with the bankruptcy trust agreement that established the trust. In addition, we are in discussions with approximately one dozen non-settling parties, including companies whose materials were processed at the manufacturing site, to resolve their share of the liability for a portion of the remediation costs. A mediation to resolve these issues with these parties is scheduled for the second half of 2008. Our ultimate exposure at the Site will depend on clean-up costs and on the level of contribution from other parties.
In response to EPA letters to a large number of potentially responsible parties (“PRPs”) requiring the performance of a broad scope investigation of risks posed by contamination in Berry’s Creek and the surrounding wetlands, a group of approximately 100 PRPs negotiated a scope of work for the study and an Administrative Order to perform the work through common technical resources and counsel. Once begun, performance of this study is expected to take at least six years to complete. Today, there is much uncertainty as to what will be required to address Berry’s Creek, but investigation and clean-up costs, as well as potential resource damage assessments, could be substantial and our share of these costs could possibly be material to the results of our operations, cash flows and consolidated financial position.
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
Due to the nature of our business, we have emissions of carbon dioxide (CO2) primarily from combustion sources, we also have some minor process by-product CO2 emissions. Our emissions of other greenhouse gases are infrequent and minimal as compared to CO2 emissions. We have therefore focused on ways to increase energy efficiency and curb increases in greenhouse gas emissions resulting from growth in production in addition to lowering the energy usage of existing operations. Although the general lack of specific legislation prevents any accurate estimates of the long-term impact on us, any legislation that limits CO 2 emissions may create a potential restriction to business growth by capping consumption of traditional energy sources available to all consumers of energy, including Rohm and Haas. Capping consumption could result in: increased energy costs, additional capital investment to lower energy intensity and rationed usage with the need to purchase greenhouse gas emission credits. Our Manufacturing Council, comprised of facility plant managers, has a global effort underway to improve our energy efficiency at all of our locations through energy audits, sharing best practices and in some cases installation of more efficient equipment. We will continue to follow these climate change issues, work to improve the energy efficiencies of our operations, work to minimize any negative impacts on company operations and seek technological breakthroughs in energy supply and efficiency in both Company operations and product development.
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
ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED
Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the Financial Accounting Standards Board (“FASB”) issued the Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivatives and Hedging Activities,” which enhances the requirements under SFAS No. 133, “Accounting for Derivatives and Hedging Activities.” SFAS No. 161 requires enhanced disclosures about an entity’s derivatives and hedging activities and how they affect an entity’s financial position, financial performance, and cash flows. This Statement will be effective for fiscal years and interim periods beginning after November 15, 2008. We are currently assessing the impact to our Consolidated Financial Statements.
Accounting for Collaborative Arrangements
In December 2007, the Emerging Issues Task Force (“EITF”) met and ratified EITF No. 07-01, “Accounting for Collaborative Arrangements,” in order to define collaborative arrangements and to establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This EITF is to be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We are currently assessing the impact of this EITF to our Consolidated Financial Statements.

Non-controlling Interests
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements,” which amends ARB No. 51. SFAS No. 160 establishes accounting and reporting standards that require that 1) non-controlling interests held by non-parent parties be clearly identified and presented in the consolidated statement of financial position within equity, separate from the parent’s equity and 2) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly presented on the face of the consolidated statement of income. SFAS No. 160 also requires consistent reporting of any changes to the parent’s ownership while retaining a controlling financial interest, as well as specific guidelines over how to treat the deconsolidation of controlling interests and any applicable gains or loses. This statement will be effective for financial statements issued in 2009. We are currently assessing the impact to our Consolidated Financial Statements.
Business Combinations
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We will be required to adopt SFAS 141R on January 1, 2009. We are currently assessing the impact of SFAS 141R on our Consolidated Financial Statements.
Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. For financial assets and liabilities, SFAS No. 157 is effective for us beginning January 1, 2008. In February 2008, the FASB deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. We believe the impact will not require material modification related to our non-recurring fair value measurements and will be substantially limited to expanded disclosures in the notes to our Consolidated Financial Statements for notes that currently have components measured at fair value. Effective January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities measured at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note 3 for information and related disclosures.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Management’s discussion of market risk is incorporated herein by reference to Item 7a of the Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 21, 2008.

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

b) Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are likely to materially effect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
For information related to Legal Proceedings, see Note 11: Contingent Liabilities, Guarantees and Commitments in the accompanying Notes to Consolidated Financial Statements.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to our purchases of our common stock during the quarter ended March 31, 2008:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average Price	Purchased as Part of	of Shares that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the Plans or
Period	Purchased (1)	Share (1)	Plans or Programs (2)	Programs (2)

January 1, 2008 – January 31, 2008	11,814	$49.93	—	1,000,000,000

February 1, 2008 – February 29, 2008	188,445	$54.98	—	1,000,000,000

March 1, 2008 – March 31, 2008	7,512	$53.16	—	1,000,000,000

Total	207,771	$54.62	—	1,000,000,000

Notes:

(1)	1,140 shares were purchased as a result of employee stock option exercises (stock swaps). The remaining shares were acquired as a result of employees electing to withhold shares to cover taxes for the vesting of restricted stock.

(2)	In July 2007, our Board of Directors authorized another $2 billion towards repurchasing our common stock through 2010. In September 2007, we entered into an agreement, pursuant to which we purchased 16.2 million shares from a financial institution. The initial purchase price for the shares was $1 billion in the aggregate including a brokerage fee. The average share price for the 16.2 million shares was $61.77. The average share price will be adjusted at the end of the agreement which is not expected to last longer than three months based on the final volume weighted average price of our common stock over this period. As of March 31, 2008, $1 billion of this authorization remains outstanding and will be funded from available cash, with the timing of the purchases depending on market conditions.
ITEM 6. Exhibits

(31.1)	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

(31.2)	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

(32)	Certification Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002. The exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Jacques M. Croisetiere

DATE: April 25, 2008	Jacques M. Croisetiere
Executive Vice President and Chief
Financial Officer

ROHM AND HAAS COMPANY
(Registrant)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Raj L. Gupta

DATE: April 25, 2008	Raj L. Gupta
Chairman, President and Chief
Executive Officer

ROHM AND HAAS COMPANY
(Registrant)