Form 10-Q
period 2008-06-30
ROHM & HAAS CO
filed 2008-07-25
CIK 84792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 1-3507
ROHM AND HAAS COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE	23-1028370
(State or other jurisdiction	(I.R.S. Employer
of incorporation or	Identification No.)
organization)

100 INDEPENDENCE MALL WEST		Registrant’s telephone number,
PHILADELPHIA, PA	19106	including area code:
(Address of principal executive offices)	(Zip Code)	(215) 592-3000
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
Yes ☐   No ☑
Common stock outstanding at July 21, 2008: 193,513,156 shares

ROHM AND HAAS COMPANY AND SUBSIDIARIES
FORM 10-Q
INDEX
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007
Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007
Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007
Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2008
Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Management’s discussion of market risk is incorporated herein by reference to Item 7a included in our Form 10-K, filed on February 21, 2008, as amended by our 8-K filed with the Securities and Exchange Commission on June 6, 2008 for the year ended December 31, 2007.

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Management’s discussion of market risk is incorporated herein by reference to Item 7a included in our Form 10-K, filed on February 21, 2008, as amended by our 8-K filed with the Securities and Exchange Commission on June 6, 2008 for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

Rohm and Haas Company and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	June 30,		June 30,
(unaudited)	2008	2007	2008	2007
Net sales	$2,567	$2,190	$5,074	$4,350
Cost of goods sold	1,937	1,586	3,784	3,137

Gross profit	630	604	1,290	1,213
Selling and administrative expense	294	277	586	537
Research and development expense	80	73	159	141
Interest expense	43	23	85	47
Amortization of intangibles	17	14	32	28
Restructuring and asset impairments	86	11	98	10
Share of affiliate earnings, net	87	6	90	11
Other (income), net	(11)	(10)	(21)	(29)

Earnings from continuing operations before income taxes, and minority interest	208	222	441	490
Income taxes	55	57	111	132
Minority interest	6	4	11	7

Earnings from continuing operations	147	161	319	351

Discontinued operations:
Net earnings (loss) of discontinued lines of business	—	(1)	—	1

Net earnings	147	160	319	352

Basic earnings (loss) per share (in dollars):
From continuing operations	$0.76	$0.76	$1.64	$1.63
Earnings (loss) from discontinued operation	—	(0.01)	—	0.01

Net earnings per share	$0.76	$0.75	$1.64	$1.64

Diluted earnings (loss) per share (in dollars):
From continuing operations	$0.75	$0.75	$1.62	$1.61
Earnings (loss) from discontinued operation	—	(0.01)	—	—

Net earnings per share	$0.75	$0.74	$1.62	$1.61

Weighted average common shares outstanding — basic	193.7	213.7	193.7	215.1
Weighted average common shares outstanding — diluted	196.5	216.9	196.5	218.3
See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Statements of Cash Flows

For the six months ended June 30,
(in millions)
(unaudited)	2008	2007

Cash flows from operating activities
Net earnings	$319	$352
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Gain) loss on disposal of assets	(86)	2
Federal taxes related to disposal of assets	39	—
Loss (gain) on sale of assets	2	(3)
Provision for allowance for doubtful accounts	5	5
Provision for LIFO reserve	35	14
Benefit from deferred taxes	(60)	(49)
Asset impairments	21	16
Depreciation	215	206
Amortization of intangibles	32	28
Share-based compensation	25	28
Changes in assets and liabilities:
Accounts receivable	(104)	(213)
Inventories	(61)	57
Prepaid expenses and other current assets	(14)	(9)
Accounts payable and accrued liabilities	72	(146)
Federal, foreign and other income taxes payable	(39)	(2)
Other, net	8	5

Net cash provided by operating activities	409	291

Cash flows from investing activities
Acquisitions of businesses affiliates and intangibles, net of cash received	(119)	(121)
Proceeds from disposal of businesses, net	118	(5)
Decrease in restricted cash	3	—
Proceeds from the sale of land, buildings and equipment	3	30
Capital expenditures for land, buildings and equipment	(266)	(187)
Payments to settle derivative contracts	(12)	(24)

Net cash used by investing activities	(273)	(307)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	230
Repayments of long-term debt	(4)	(234)
Purchase of common stock	(12)	(285)
Contribution from minority shareholder in consolidated joint venture	22	—
Tax benefit on stock options	5	4
Proceeds from exercise of stock options	12	27
Net change in short-term borrowings	(75)	79
Payment of dividends	(151)	(152)

Net cash used by financing activities	(203)	(331)

Net decrease in cash and cash equivalents	(67)	(347)
Effect of exchange rate changes on cash and cash equivalents	6	2
Cash and cash equivalents at the beginning of the period	265	593

Cash and cash equivalents at the end of the period	$204	$248

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Balance Sheets

(in millions, except share data)	June 30,	December 31,
(unaudited)	2008	2007

Assets
Cash and cash equivalents	$204	$265
Restricted cash	—	3
Receivables, net	2,141	1,977
Inventories	1,091	1,024
Prepaid expenses and other current assets	307	258

Total current assets	3,743	3,527

Land, buildings and equipment, net of accumulated depreciation	2,923	2,871
Investments in and advances to affiliates	163	195
Goodwill, net of accumulated amortization	1,737	1,668
Other intangible assets, net of accumulated amortization	1,480	1,492
Other assets	441	455

Total Assets	$10,487	$10,208

Liabilities and Stockholders’ Equity
Liabilities:
Short-term obligations	$108	$158
Trade and other payables	908	806
Accrued liabilities	855	889
Income taxes payable	16	17

Total current liabilities	1,887	1,870

Long-term debt	3,168	3,139
Employee benefits	754	760
Deferred income taxes	720	766
Other liabilities	367	312

Total Liabilities	6,896	6,847

Minority interest	239	215

Commitments and contingencies

Stockholders’ Equity:
Preferred stock; par value — $1.00; authorized - 25,000,000 shares; issued — no shares	—	—
Common stock; par value — $2.50; authorized - 400,000,000 shares; issued - 242,078,349 shares	605	605
Additional paid-in capital	2,266	2,147
Retained earnings	2,737	2,569

	5,608	5,321

Treasury stock at cost (2008 - 49,112,564 shares; 2007 - 46,227,211 shares)	(2,012)	(1,918)
ESOP shares (2008 - 7,123,704 shares; 2007 - 7,995,877 shares)	(73)	(75)
Accumulated other comprehensive loss	(171)	(182)

Total Stockholders’ Equity	3,352	3,146

Total Liabilities and Stockholders’ Equity	$10,487	$10,208

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity

For the period ended June 30, 2008

	Number of				Number of
	Shares of				Shares of			Accumulated
	Common		Additional		Treasury			Other	Total	Total
(in millions, except share amounts in thousands)	Stock	Common	Paid-in	Retained	Stock	Treasury		Comprehensive	Stockholders’	Comprehensive
(unaudited)	Outstanding	Stock	Capital	Earnings	Outstanding	Stock	ESOP	Income (Loss)	Equity	Income

Balance December 31, 2007	195,852	$605	$2,147	$2,569	46,227	$(1,918)	$(75)	$(182)	$3,146

Net earnings				319					319	$319
Current period changes in fair value of derivatives, net of taxes of $1								2	2	2

Reclassification to earnings of derivative instruments qualifying as hedges, net of taxes of ($1)								(1)	(1)	(1)
Cumulative translation adjustment, net of taxes of ($26)								12	12	12
Amortization of net actuarial loss for pension plans, net of taxes of $0								(2)	(2)	(2)

Total comprehensive income										$330

Repurchase of common stock	(3,297)		99		3,297	(111)			(12)
Common stock issued:
Stock-based compensation	411		18		(411)	17			35
ESOP							2		2
Tax benefit on ESOP			2						2
Common dividends ($0.78 per share)				(151)					(151)

Balance June 30, 2008	192,966	$605	$2,266	$2,737	49,113	$(2,012)	$(73)	$(171)	$3,352

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
These financial statements should be read in conjunction with the financial statements, accounting policies and the notes included in our Form 10-K for the year ended December 31, 2007, filed on February 21, 2008 as amended by our Form 8-K filed with the SEC on June 6, 2008. The interim results are not necessarily indicative of results for a full year.
The 8-K filed on June 6, 2008, reflects Business Segment results on a pre-tax basis as we previously presented Business Segment results on an after-tax basis. In addition, we discovered an error in the determination of the impact of foreign exchange rates on short term debt and cash and cash equivalents related to the presentation of these items in the statement of cash flows and the 8-K reflects the revised results from financing activities and foreign exchange impact on cash and cash equivalents from the years ended December 31, 2005, 2006 and 2007. We have also revised the presentation of these items in the statement of cash flows for the six months ended June 30, 2007, included in this document.
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
We also hold a variable interest in another joint venture, accounted for under the equity method of accounting. The variable interest relates to a cost-plus arrangement between the joint venture and each joint venture partner. We have determined that we are not the primary beneficiary and therefore have not consolidated the entity’s assets, liabilities and results of operations in our Consolidated Financial Statements. The entity provides manufacturing services to us and the other joint venture partner, and has been in existence since 1999. As of June 30, 2008, our investment in the joint venture totals approximately $53 million, representing our maximum exposure to loss.
NOTE 2: New Accounting Pronouncements
Determination of the Useful Life of Intangible Assets
In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 142-3,“Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently assessing the impact of this FSP to Consolidated Financial Statements.

Determining Whether Share Based Payment Transactions are Participating Securities
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”) which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings Per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. FSP EITF 03-6-1 is effective for fiscal periods beginning after December 15, 2008. All prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. We are currently evaluating the potential impact of the adoption of this FSP to our Consolidated Income Statements.
Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued the SFAS No. 161, “Disclosures about Derivatives and Hedging Activities,” which enhances the requirements under SFAS No. 133, “Accounting for Derivatives and Hedging Activities.” SFAS No. 161 requires enhanced disclosures about an entity’s derivatives and hedging activities and how they affect an entity’s financial position, financial performance, and cash flows. This statement will be effective for fiscal years and interim periods beginning after November 15, 2008. We are currently assessing the impact to our Consolidated Financial Statements.
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
Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. For financial assets and liabilities, SFAS No. 157 is effective for us beginning January 1, 2008. In February 2008, the FASB deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. We believe the impact will not require material modification related to our non-recurring fair value measurements and will be substantially limited to expanded disclosures in the Notes to our Consolidated Financial Statements for notes that currently have components measured at fair value. Effective January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities measured at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note 4 for information and related disclosures.
NOTE 3: Acquisitions and Dispositions of Assets
Acquisitions
On April 1, 2008, we acquired the FINNDISP division of OY Forcit AB, a Finnish paint emulsions operation, for approximately 52 million Euros (approximately U.S. $80 million). Based in Hanko, Finland, this former division of Forcit makes water-based emulsions used in the manufacture of paints and coatings, lacquers and adhesives in Northern Europe and the Commonwealth of Independent States (former Soviet Union). As part of the initial purchase price allocation, $9 million was allocated to definite-lived intangible assets primarily consisting of customer relationships.

The following table presents the initial purchase price allocation of our acquisition of FINNDISP:

(in millions)	April 1, 2008

Current assets, including cash acquired of $1 million
Accounts receivable	$3
Inventories	19
Land, buildings and equipment	36
Goodwill	33
Intangible assets	9
Other, including cash acquired of $1 million	2

Total assets acquired	$102

Current liabilities
Accounts payable	$6
Notes payable	16

Total liabilities assumed	$22

Net assets	$80

We expect to have the purchase price allocation complete by the end of the third quarter 2008 as we are finalizing the final value of the closing balance sheet with OY Forcit AB.
Also on April 4, 2008, we acquired Gracel Display, Inc., a leading developer and manufacturer of Organic Light Emitting Diode (OLED) materials based in South Korea for approximately $41 million. As part of the initial purchase price allocation, $5 million was allocated to definite-lived intangible assets primarily consisting of customer relationships with useful lives of 5 to 7 years. We also recorded a charge of $1 million for acquired in-process research and development, for which technological feasibility had not yet been established. This charge is included in restructuring and asset impairments in the Consolidated Statement of Operations.
The following table presents the purchase price allocation of our acquisition of Gracel Display, Inc.:

(in millions)	April 4, 2008

Current assets, including cash acquired of $6 million
Goodwill	28
Intangible assets	5
In-process research and development	1
Other, including cash acquired of $6 million	10

Total assets acquired	$44

Total liabilities assumed	$3

Net assets	$41

The following table represents the unaudited pro forma results had the acquisitions of FINNDISP and Gracel Display, Inc. occurred on January 1, 2007 and 2008:

	Three months ended		Six months ended
	June 30,		June 30,
(in millions, except per share amounts)	2008	2007	2008	2007

Pro forma net sales	$2,581	$2,204	$5,103	$4,376
Pro forma net earnings	147	162	320	354
Pro forma earnings per share -
Basic	$0.76	$0.76	$1.65	$1.65
Diluted	0.75	0.75	1.63	1.62
The unaudited pro forma data may not be indicative of the results that would have been obtained had the acquisitions actually been formed at the beginning of each of the periods presented, nor are they intended to be indicative of future consolidated results.
On April 16, 2008, we announced our intention to participate with a 25% interest in a joint venture with Tasnee Sahara Olefins Company of Saudi Arabia which will produce acrylic acid and related esters in Jubail, Saudi Arabia, beginning in 2011. We will invest approximately $50 million for our equity stake in the venture and its technology for making acrylic acid.
Dispositions
On April 4, 2008, we divested our 40 percent equity interest in UP Chemical Company, a South Korean firm that specializes in advanced technology used in the production of leading edge semiconductor chips. As part of the transaction, we received approximately $114 million for our equity interest, reflecting a pre-tax gain of approximately $85 million. This gain is included in Share of affiliate earnings, net in the Consolidated Statements of Operations.

NOTE 4: Fair Value Measurements
In the first quarter of 2008, we adopted SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect our own assumptions.
The following describes the valuation methodologies used to measure fair value and key inputs:
•	Cash equivalents: We classify highly liquid investments with a maturity date of 30 days or less at the date of purchase including U.S. Treasury bills, federal agency securities and commercial paper as cash equivalents. We use quoted prices where available to determine fair value for U.S. Treasury notes, and industry standard valuation models using market based inputs when quoted prices are unavailable such as for corporate obligations.

•	Long-term investments: These investments are quoted at market prices from various stock and bond exchanges.

•	Derivative instruments and long-term debt: As part of our risk management strategy, we enter into derivative transactions to mitigate exposures. Our derivative instruments include interest rate swaps on long-term debt, currency swaps and currency forwards and options. Commodity derivative instruments are used to reduce portions of our commodity price risks, especially energy. The fair values for our derivatives and related long-term debt are based on quoted market prices from various banking institutions or an independent third party provider for similar instruments.

Our population of financial assets and liabilities subject to recurring fair value measurements and the necessary disclosures are as follows:

	Fair
	Value	Fair Value Measurements at June 30, 2008
	As of	using Fair Value Hierarchy
	June 30,
(in millions)	2008	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$204	$204	$—	$—
Commodity derivatives	2	—	2	—
Long-term investments	73	73	—	—

Total assets at fair value	$279	$277	$2	$—

Liabilities
Interest rate derivatives	$19	$—	$19	$—
Long-term debt	1,081	—	1,081	—
Foreign currency derivatives	23	—	23	—

Total liabilities at fair value	$1,123	$—	$1,123	$—

Interest Rate Swaps
In the second quarter of 2008, we entered into interest rate swap agreements totaling $850 million to swap the fixed rate component of the $850 million 10-year fixed rate notes due in September 2017 to a floating rate based on six-month LIBOR. The changes in fair value of the interest rate swap agreements are marked-to-market through income together with the offsetting changes in fair value of the underlying notes.
NOTE 5: Segment Information
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

This group of businesses provides cutting-edge technology for use in telecommunications, consumer electronics and household appliances. It is comprised of three aggregated businesses: Semiconductor Technologies, Circuit Board Technologies, and Packaging and Finishing Technologies. The Semiconductor Technologies business develops and supplies integrated products and technologies on a global basis enabling our customers to drive leading-edge semiconductor design to boost performance of semiconductor devices powered by smaller and faster chips. This business also develops and delivers materials used for chemical mechanical planarization, the process used to create the flawless surfaces required to allow manufacturers to make faster and more powerful integrated circuits and electronic substrates. The Circuit Board Technologies business develops and delivers the technology, materials and fabrication services for increasingly powerful, high-density circuit boards in computers, cell phones, automobiles and many other electronic devices. The Packaging and Finishing Technologies business develops and delivers innovative materials and processes that boost the performance of a diverse range of electronic, optoelectronic and industrial packaging and finishing applications.

➢	Display Technologies

This business develops, manufactures and markets materials used in the production of electronic displays. This business includes our joint venture with SKC Co. Ltd. of South Korea, SKC Haas Display Films (“SKC Haas”), which develops, manufactures, and markets advanced specialty films and materials used in LCD and plasma displays. These include light diffuser films, micro lens films, optical protection films, release protection films, reflectors, technology for touch panels, Plasma Display Panel filters, and process chemicals used to manufacture LCD color filters. This business also includes the leading-edge light management film technology acquired from Eastman Kodak in 2007, as well as process chemicals used in LCD production originally developed by Rohm and Haas. On April 4, 2008, we acquired Gracel Display, Inc., a leading developer and manufacturer of Organic Light Emitting Diode (OLED) materials for approximately $41 million. Beginning on April 4, 2008, the results of this acquisition are included in Display Technologies. See Note 3 for further discussion on this acquisition.

➢	Paint and Coatings Materials

This business produces acrylic emulsions and additives that are used primarily to make decorative and industrial coatings. Its products are critical components used in the manufacture of architectural paints used by do-it-yourself consumers and professional contractors. Paint and Coatings Materials products are also used in the production of industrial coatings (for use on wood and metal, and in traffic paint); in construction applications (for use in roofing materials, insulation, and cement modification); and floor care products. On April 1, 2008 we acquired the FINNDISP former division of OY Forcit AB, a Finnish paint emulsions operation for approximately 52 million Euros or approximately U.S. $80 million. Beginning on April 1, 2008 the results of this operation are included in Paint and Coatings Materials. See Note 3 for further discussion on this acquisition.

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

The table below presents net sales by reportable segment. Segment eliminations are presented for intercompany sales between reportable segments.
Net Sales by Business Segment and Region

	Three Months Ended		Six Months Ended
(in millions)	June 30,		June 30,

	2008	2007	2008	2007

Business Segment
Electronic Technologies	$460	$397	$902	$779
Display Technologies	76	3	159	6

Electronic Materials Group	$536	$400	$1,061	$785
Paint and Coatings Materials	659	604	1,168	1,082
Packaging and Building Materials	515	464	987	913
Primary Materials	692	560	1,273	1,042
Elimination of Intersegment Sales	(358)	(312)	(659)	(563)

Specialty Materials Group	$1,508	$1,316	$2,769	$2,474
Performance Materials Group	332	296	642	586
Salt	191	178	602	505

Total net sales	$2,567	$2,190	$5,074	$4,350

Customer Location
North America	$1,077	$1,047	$2,275	$2,141
Europe	716	582	1,332	1,142
Asia-Pacific	659	471	1,244	893
Latin America	115	90	223	174

Total net sales	$2,567	$2,190	$5,074	$4,350

Pre-Tax Earnings (Loss) from Continuing Operations by Business Segment (1)

	Three Months Ended		Six Months Ended
(in millions)	June 30,		June 30,

	2008	2007	2008	2007

Business Segment
Electronic Technologies	$185	$104	$286	$191
Display Technologies	(11)	(5)	(22)	(5)

Electronic Materials Group	$174	$99	$264	$186
Paint and Coatings Materials	54	105	117	179
Packaging and Building Materials	20	49	59	88
Primary Materials	22	23	56	65

Specialty Materials Group	$96	$177	$232	$332
Performance Materials Group	24	26	64	54
Salt	6	4	73	51
Corporate (2)	(92)	(84)	(192)	(133)

Earnings from continuing operations before income taxes, and minority interest	$208	$222	$441	$490

(1)	Prior to 2008, our Business Segment results were reported on an after-tax basis. See Form 8-K, filed June 6, 2008, for the presentation of prior year business results on a pre-tax basis.

(2)	Corporate includes certain corporate governance costs, interest income and expense, environmental remediation expense, insurance recoveries, exploratory research and development expense, currency gains and losses related to balance sheet non-functional currency exposures, any unallocated portion of shared services and other infrequently occurring items.

NOTE 6: Restructuring and Asset Impairments
Severance and employee benefit costs associated with restructuring initiatives are primarily accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.” Asset impairment charges are accounted for in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” The following net restructuring charges were recorded for the three months and six months ended June 30, 2008 and 2007, respectively, as detailed below:
Restructuring and Asset Impairments

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2008	2007	2008	2007

Severance and employee benefits, net	$70	$—	$77	$(1)
Other, including contract lease termination penalties	—	(1)	—	(1)
Asset impairments	16	12	21	12

Amount charged to earnings	$86	$11	$98	$10

Restructuring by Business Segment

	Severance and Employee
	Benefits			Headcount
(in millions, except headcount)	2008	2007	2006	2008	2007	2006

Initial Charge

Electronic Technologies	$6	$3	$1	160	51	9
Display Technologies	3	—	—	59	—	—

Electronic Materials Group	$9	$3	$1	219	51	9

Paint and Coatings Materials	36	2	6	387	15	75
Packaging and Building Materials	8	1	1	107	14	18
Primary Materials	1	—	2	3	—	17

Specialty Materials Group	$45	$3	$9	497	29	110

Performance Materials Group	11	7	6	123	82	37
Salt	—	—	5	—	9	114
Corporate	14	2	5	158	30	59

Total initial charge	$79	$15	$26	997	201	329

Less: Activity

Activity during 2006			(3)			(68)
Changes in estimate			(1)			—

December 31, 2006 ending balance			$22			261
Activity during 2007		(4)	(17)		(72)	(182)
Changes in estimate		—	(3)		(9)	(47)

December 31, 2007 ending balance		$11	$2		120	32
Activity during 2008	—	(5)	(1)	—	(41)	(7)
Changes in estimate	—	(1)	—	—	(8)	(14)

Balance at June 30, 2008	$79	$5	$1	997	71	11

Restructuring reserves as of June 30, 2008 total $85 million and are included in accrued liabilities in the Consolidated Balance Sheet. The restructuring reserve balance presented is considered adequate to cover committed restructuring actions. Cash payments related to severance and employee benefits are expected to be paid over the next 18 months.

Restructuring Initiatives
2008 Initiatives
For the three and six months ended June 30, 2008, we recorded approximately $72 and $79 million, respectively, of expense for severance and associated employee benefits affecting approximately 937 and 997 positions, respectively, resulting from
•	A 30 percent reduction of installed capacity in our emulsions network in North America, reflecting the cumulative impact of productivity improvement efforts and reduced market demand;

•	Significant reductions included selling and administrative costs for the Specialty Materials group in mature markets;

•	An adjustment of our infrastructure for the Electronic Materials Group, reflecting the continued shift of the business to Asia; and

•	Cost reductions related to productivity improvements for various other businesses and regions.
Included in the six month 2008 activity, was $7 million of expense for severance and associated employee benefits affecting approximately 60 positions recorded in the first quarter of 2008 primarily due to the termination of toll manufacturing support arrangements at two facilities related to a prior divestiture.
Of the initial 997 positions identified under the 2008 restructuring initiatives, no positions have been eliminated as of June 30, 2008.
2007 Initiatives
For the three and six months ended June 30, 2007, there were no new restructuring charges recorded.
During the three and six months ended June 30, 2008, we reversed $1 million of severance and employee benefit charges related to total 2007 initiatives.
Of the initial 201 positions identified under total 2007 restructuring initiatives, we reduced the total number of positions to be affected by 17 to 184 positions in total. As of June 30, 2008, 113 positions have been eliminated.
2006 Initiatives
Of the initial 329 positions identified under total 2006 restructuring initiatives, we reduced the total number of positions to be affected by 61 to 268 positions in total. As of June 30, 2008, 257 positions have been eliminated.
Prior Year Initiatives
During the three and six months ended June 30, 2008, we reversed $1 million of severance and employee benefit charges related to total 2005 initiatives.
In the first and second quarter of 2007, we reversed approximately $1 million for severance and associated employee benefit charges primarily in our Electronic Technologies segment due to fewer employee separations than originally planned and contract lease, respectively, related to 2005 initiatives.
Asset Impairments
2008 Impairments
For the three months ended June 30, 2008, we recognized $16 million of fixed asset impairment charges. These impairments include $1 million write-off of in process research and development relating to the Gracel acquisition within Display Technologies. Reduced market demand and productivity improvements in North America resulted in the impairment of fixed assets at our Louisville, KY plant totaling $5 million, $3 million of which impacted the Paint and Coatings Materials business and $2 million related to the Packaging and Building Materials business. The Packaging and Building Materials business also recorded an additional fixed asset impairment charge of $7 million due to a transfer of select business lines from our Jacarei, Brazil plant. Lastly, an adjustment of our infrastructure for the Electronic Materials group, reflecting the continued shift of the business to Asia resulted in an asset impairment charge of $3 million, $2 million of which resulted from exiting select business lines relating to the Packaging and Finishing Technologies business at our Blacksburg, VA plant and $1 million for the closing of a research and development site relating to Semiconductor Technologies business in Phoenix, AZ.
For the six months ended June 30, 2008, we recognized $21 million of fixed asset impairment charges. In addition to the impairments discussed above, we recorded $5 million of asset impairment charges in the first quarter of 2008 associated with fixed asset write downs related to the restructuring of two manufacturing facilities due to the termination of toll manufacturing support arrangements related to a prior divestiture.
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
NOTE 7: Comprehensive Income
The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2008	2007	2008	2007

Net earnings	$147	$160	$319	$352
Other comprehensive income:
Current period changes in fair value of derivative instruments qualifying as hedges, net of $1, $0, $1 and $2 of income taxes, respectively	2	—	2	3
Reclassification to earnings of derivative instruments qualifying as hedges, net of $(1), $0, $(1) and $(1) of income taxes, respectively	(1)	—	(1)	(2)
Cumulative translation adjustment, net of $(12), $(6), $(26) and $(1) of income taxes, respectively	(20)	6	12	—
Pension plan adjustments, net of $1, $3, $0 and $6 of income taxes, respectively	—	7	(2)	16

Total comprehensive income	$128	$173	$330	$369

NOTE 8: Earnings from Continuing Operations per Share
The difference in common shares outstanding used in the calculation of basic and diluted earnings from continuing operations per common share is primarily due to the effect of stock options and non-vested restricted stock as reflected in the reconciliations below.
The reconciliation from basic to diluted earnings per share from continuing operations is as follows:

	Three months ended,				Six months ended,
(in millions, except	June 30,				June 30,

per share amounts)	2008	2008	2007	2007	2008	2008	2007	2007
Consolidated	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic

Earnings from continuing operations	$147	$147	$161	$161	$319	$319	$351	$351
Earnings (loss) from discontinued operation	—	—	(1)	(1)	—	—	1	1

Net earnings	$147	$147	$160	$160	$319	$319	$352	$352

Average Equivalent Shares
Common stock outstanding	193.7	193.7	213.7	213.7	193.7	193.7	215.1	215.1
Employee compensation-related shares, including stock options(1)	2.8	—	3.2	—	2.8	—	3.2	—

Total average equivalent shares	196.5	193.7	216.9	213.7	196.5	193.7	218.3	215.1

Per-Share Amounts
Earnings from continuing operations	$0.75	$0.76	$0.75	$0.76	$1.62	$1.64	$1.61	$1.63
Earnings (loss) from discontinued operation	—	—	(0.01)	(0.01)	—	—	—	0.01

Net earnings per share	$0.75	$0.76	$0.74	$0.75	$1.62	$1.64	$1.61	$1.64

Note:

(1)	There were approximately 0.5 million shares and zero shares in 2008 and 2007, respectively, attributable to stock options that were excluded from the calculation of diluted earnings per share as the exercise price of the stock options was greater than the average market price.

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
Estimated Components of Net Periodic Cost

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,

(in millions)	2008	2007	2008	2007	2008	2007	2008	2007

Service cost	$20	$21	$40	$41	$1	$1	$2	$2
Interest cost	39	35	77	71	6	6	13	13
Expected return on plan assets	(50)	(47)	(100)	(93)	(1)	(1)	(1)	(1)
Amortization of prior service cost	(1)	1	(2)	1	—	—	(1)	(1)
Amortization of net loss	3	5	6	11	1	1	1	1
Settlement gain	—	(1)	(2)	(1)	—	—	—	—

Net periodic benefit cost	$11	$14	$19	$30	$7	$7	$14	$14

Employer Contributions
During the three months and six months ended June 30, 2008, we contributed approximately $31 million and $52 million, respectively, to our qualified and non-qualified pension and postretirement benefit plans. We anticipate making full-year contributions of approximately $105 million this year, which consists of $29 million to our foreign qualified pension plans, $18 million to our non-qualified pension plans, and $58 million to our postretirement benefit plans.
Global qualified, non-qualified pension expense and postretirement benefit expense for 2008 is expected to be approximately $68 million.
NOTE 10: Inventories
Inventories consist of the following:

(in millions)	June 30, 2008	December 31, 2007

Finished products	$534	$479
Work in process	348	345
Raw materials	156	151
Supplies	53	49

Total	$1,091	$1,024

NOTE 11: Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2008, by business segment, are as follows:

				Packaging
			Paint and	and		Performance
2008	Electronic	Display	Coatings	Building	Primary	Materials
(in millions)	Technologies	Technologies	Materials	Materials	Materials	Group	Salt	Total

Balance as of January 1, 2008	$374	$94	$66	$527	$29	$251	$327	$1,668

Goodwill related to acquisitions(1)	—	30	33	—	—	—	—	63

Currency effects and other(2)	—	(11)	1	6	—	10	—	6

Balance as of June 30, 2008	$374	$113	$100	$533	$29	$261	$327	$1,737

(1)	Goodwill related to acquisitions is due to the following: $33 million, Paint and Coatings Materials, acquisition of FINNDISP, and $30 million, Display Technologies; $28 million related to the acquisition of Gracel Display, Inc., and $2 million adjustment related to the formation of our Joint Venture SKC Haas Display Film Co Ltd.

(2)	Certain goodwill amounts are denominated in foreign currencies and are translated using the appropriate U.S. dollar exchange rate.

Intangible Assets
The following table provides information regarding changes to our finite-lived intangible assets, subject to amortization, and indefinite-lived intangible assets, which are not subject to amortization.
Gross Asset Value

	Finite-Lived				Indefinite-Lived
				Patents,
	Developed	Customer		Licenses &
(in millions)	Technology	Lists	Tradename	Other	Strategic	Tradename	Total

Balance as of January 1, 2008	$418	$911	$142	$172	$84	$335	$2,062
Acquisitions(1)	—	15	2	2	—	—	19
Currency effects (2)	3	4	2	—	(2)	(2)	5

Balance as of June 30, 2008	$421	$930	$146	$174	$82	$333	$2,086

Accumulated Amortization

	Finite-Lived				Indefinite-Lived
				Patents,
	Developed	Customer		Licenses &
(in millions)	Technology	Lists	Tradename	Other	Strategic	Tradename	Total

Balance as of January 1, 2008	$(203)	$(193)	$(38)	$(110)	$(5)	$(21)	$(570)
Additions	(13)	(11)	(5)	(3)	—	—	(32)
Currency(2)	(2)	(2)	—	—	—	—	(4)

Balance as of June 30, 2008	(218)	(206)	(43)	(113)	(5)	(21)	(606)

Net Book Value	$203	$724	$103	$61	$77	$312	$1,480

(1)	Finite-lived intangible assets increased by $9 million as a result of our acquisition of the FINNDISP division of OY Forcit AB, $5 million as a result of the acquisition of Gracel Display, Inc., both in April 2008. In addition, $5 million of finite-lived Customer Lists were acquired in relation to our Performance Materials Group.

(2)	Certain intangible assets are denominated in foreign currencies and are translated using the appropriate U.S. dollar exchange rate.
Amortization expense for finite-lived intangible assets was $17 million and $32 million for the three and six months ended June 30, 2008, respectively, and $14 million and $28 million for the three and six months ended June 30, 2007, respectively. Amortization expense is expected to be approximately $66 million for the full 2008 year, $66 million for 2009 and 2010, $63 million for 2011 and $57 million for the year 2012.
Annual SFAS No. 142 Impairment Review
In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to perform, at a reporting unit level, an annual impairment review of goodwill and indefinite-lived intangible assets, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For purposes of this review, we primarily utilize discounted cash flow analyses for estimating the fair value of the reporting units. We completed our annual recoverability review as of May 31, 2008 and 2007, and determined that goodwill and indefinite-lived intangible assets were fully recoverable as of these dates.
SFAS No. 144 Impairment Review
Finite-lived intangible assets are amortized over their estimated useful lives and are reviewed for impairment whenever changes in circumstances indicate the carrying value may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

NOTE 12: Contingent Liabilities, Guarantees and Commitments
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

(in millions)	Balance

December 31, 2007	$150
Amounts charged to earnings	28
Amounts spent	(15)

June 30, 2008	$163

In addition to accrued environmental liabilities, there are costs which have not met the definition of probable, and accordingly, are not recorded in the Consolidated Balance Sheets. Estimates for liabilities to be incurred between 11 to 30 years in the future are also considered only reasonably possible because the chance of a future event occurring is more than remote but less than probable. These loss contingencies are monitored regularly for a change in fact or circumstance that would require an accrual adjustment. We have identified reasonably possible loss contingencies related to environmental matters of approximately $134 million and $124 million at June 30, 2008 and December 31, 2007, respectively.
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
➢ Wood-Ridge/Berry’s Creek
The Wood-Ridge, New Jersey site (“Site”), and Berry’s Creek, which runs past this Site, are areas of environmental significance to the Company. The Site is the location of a former mercury processing plant acquired many years ago by a company later acquired by Morton International, Inc. (“Morton”). Morton and Velsicol Chemical Corporation (“Velsicol”) have been held jointly and severally liable for the cost of remediation of the Site. The New Jersey Department of Environmental Protection (“NJDEP”) issued the Record of Decision documenting the clean-up requirements for the manufacturing site in October 2006. We have submitted a work plan to implement the remediation, and expect to enter into an agreement or an order to perform the work by the end of 2008. The trust created by Velsicol will bear a portion of the cost of remediation, consistent with the bankruptcy trust agreement that established the trust. In addition, we are in discussions with approximately one dozen non-settling parties, including companies whose materials were processed at the manufacturing site, to resolve their share of the liability for a portion of the remediation costs. A mediation to resolve these issues with these parties is scheduled for the second half of 2008. Our ultimate exposure at the Site will depend on clean-up costs and on the level of contribution from other parties.
In response to EPA letters to a large number of potentially responsible parties (“PRPs”) requiring the performance of a broad scope investigation of risks posed by contamination in Berry’s Creek and the surrounding wetlands, a group of approximately 100 PRPs negotiated a scope of work for the study and an Administrative Order to perform the work through common technical resources and counsel. Work plans will be submitted in the second half of 2008. Performance of this study is expected to take at least five years to complete. Today, there is much uncertainty as to what will be required to address Berry’s Creek, but investigation and clean-up costs, as well as potential resource damage assessments, could be substantial and our share of these costs could possibly be material to the results of our operations, cash flows and consolidated financial position.
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
In April 2006 and thereafter, lawsuits were filed against Rohm and Haas claiming that the Company’s Ringwood, Illinois plant contaminated groundwater and air that allegedly reached properties a mile south of the plant site. Also sued was the owner of a plant site neighboring our facility. An action brought in federal court in Philadelphia, Pennsylvania seeks certification of a class comprised of the owners and residents of about 500 homes in McCullom Lake Village, seeking medical monitoring and compensation for alleged property value diminution, among other things. In addition, lawsuits were filed in the Philadelphia Court of Common Pleas by twenty-three individuals who claim that contamination from the plants has resulted in tumors (primarily of the brain) and one individual whose claims relate to cirrhosis of the liver. We are vigorously defending against these claims because, although ill plaintiffs engender sympathy, we do not believe there is any evidence of a connection between the illnesses and the plant.
Rohm and Haas, Minnesota Mining and Manufacturing Company (3M) and Hercules, Inc. have been engaged in remediation of the Woodland Sites (“Sites”), two waste disposal locations in the New Jersey Pinelands, under various NJDEP orders since the early 1990s. Remediation is complete at one site and substantially complete at the other. In February 2006, a lawsuit was filed in state court in Burlington County, New Jersey by the NJDEP and the Administrator of the New Jersey Spill Compensation Fund against these three companies and others for alleged natural resource damages relating to the Sites. In June 2008, we reached an agreement in principle with the NJDEP to settle this lawsuit by purchasing 238 acres of land for preservation purposes and paying certain legal fees and costs.
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
In August 2005 and thereafter, complaints were filed relating to brain cancer incidence among employees who worked at our Spring House, Pennsylvania research facility. An action filed in the Philadelphia Court of Common Pleas seeking medical monitoring was dismissed as barred by Pennsylvania Workers’ Compensation Law, as has a separate Commonwealth Court action seeking leave to proceed as a class action before the Workers’ Compensation Bureau. Six personal injury complaints were filed in the Court of Common Pleas and, in addition, Workers’ Compensation petitions were filed regarding two of the individuals. Our ongoing epidemiological studies have not found an association between anything in the Spring House workplace and brain cancer. In March 2008, we retained the University of Minnesota to complete the epidemiology studies.
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

In civil litigation on plastics additives matters, we are a party to 13 private federal court civil antitrust actions, nine of which have been consolidated in the U.S. District Court for the Eastern District of Pennsylvania (District Court), including one that originally had been filed in State Court in Ohio and another involving an individual direct purchaser claim that was filed in federal court in Ohio. Eight of these actions have been brought against Rohm and Haas and other producers of plastics additives products by direct purchasers of these products and seek civil damages as a result of alleged violations of the antitrust laws. The named plaintiffs in seven of these actions have sued on behalf of all similarly situated purchasers of plastics additives products. The named plaintiff in the eighth action sued in its individual capacity, and that case has been resolved. Federal law provides that persons who have been injured by violations of Federal antitrust law may recover three times their actual damages plus attorneys’ fees. In the fall of 2006, the District Court issued an order certifying six subclasses of direct purchasers premised on the types of plastics additives products that have been identified in the litigation. On April 9, 2007, the Third Circuit Court of Appeals agreed to hear an appeal from the District Court’s certification order. As a result of the appeal, the District Court has stayed indefinitely the consolidated direct purchaser cases. The ninth action involves an indirect purchaser class action antitrust complaint filed in the District Court in August 2005, consolidating all but one of several indirect purchaser cases that previously had been filed in various state courts, including Tennessee, Vermont, Nebraska, Arizona, Kansas and Ohio. The District Court has dismissed from the consolidated action the claims arising from the states of Nebraska, Kansas and Ohio, and allowed the claims from Arizona, Tennessee and Vermont to continue. Because of the significant effect that the decision of the Third Circuit on the appeal of class certification in the direct purchaser cases may have on the indirect purchaser class, the parties agreed to stay this case pending the outcome of the appeal. During June 2008, four additional indirect purchaser class actions were filed in various federal courts on behalf of classes of indirect purchasers in Minnesota, Florida, the District of Columbia and Massachusetts. We anticipate that these actions will be consolidated with the ongoing litigation in the District Court in Philadelphia. The remaining state court indirect class action is pending in California and is dormant. Our internal investigation has revealed no wrongdoing. We believe these cases are without merit as to Rohm and Haas.
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

NOTE 13: Subsequent Events
On July 10, 2008, we announced that we entered into an agreement with The Dow Chemical Company (NYSE:DOW), under which Dow will acquire all of the outstanding shares of Rohm and Haas common stock for $78.00 per share in cash. The agreement provides that we will retain our Philadelphia Headquarters location, and continue to do business under the Rohm and Haas name. Additionally, Dow will contribute a number of specialty chemicals business segments to our portfolio which have greater synergy with our established strengths. The transaction has been unanimously approved by the Boards of Directors of both companies, and remains subject to approval by the Shareholders of Rohm and Haas, as well as customary conditions and approvals of appropriate regulatory authorities.
On July 21, 2008 our Board of Directors declared a regular quarterly dividend of $0.41 per common share. This dividend will be payable on September 1, 2008, to shareholders of record at the close of business on August 8, 2008.

`

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following commentary should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements for the year ended December 31, 2007, and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our 10-K file on February 21, 2008, as amended by our 8-K filed with the Securities and Exchange Commission on June 6, 2008 for the year ended December 31, 2007.
Within the following discussion, unless otherwise stated, “three month period” refers to the three months ended June 30, 2008, and “prior period” refers to comparisons with the corresponding period in the previous year. “Six month period” refers to the six months ended June 30, 2008, and “prior period” refers to comparisons with the corresponding period in the previous year.
Forward-Looking Information
This document contains forward-looking information so that investors will have a better understanding of our future prospects and make informed investment decisions. Forward-looking statements within the context of the Private Securities Litigation Reform Act of 1995 include statements anticipating future growth in sales, cost of sales, earnings, selling and administrative expense, research and development expense and cash flows. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” and similar language to describe prospects for future operations or financial condition identify such forward-looking statements. Forward-looking statements are based on management’s assessment of current trends and circumstances, which may be susceptible to uncertainty, change or any other unforeseen development. Results could differ materially depending on such factors as changes in business climate, economic and competitive uncertainties, the cost of raw materials, natural gas, and other energy sources and the ability to achieve price increases to offset such cost increases, foreign exchange rates, interest rates, acquisitions or divestitures, risks in developing new products and technologies, risks of doing business in rapidly developing economies, the impact of new accounting standards, assessments for asset impairments, the impact of tax and other legislation and regulation in the jurisdictions in which we operate, changes in business strategies, manufacturing outages, the unanticipated costs of complying with environmental and safety regulations. The occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement between Rohm and Haas Company and Dow Chemical Company or to the failure of any condition to be satisified. As appropriate, additional factors are described in our 2007 annual report filed on Form 10-K with the SEC on February 21, 2008, as amended by our 8-K filed with the Securities and Exchange Commission on June 6, 2008 for the year ended December 31, 2007. We are under no obligation to update or alter our forward-looking statements, as a result of new information, future events or otherwise.
Important Additional Information Regarding the Merger will be filed with the SEC
In connection with the proposed merger, Rohm and Hass will file a proxy statement with the Securities and Exchange Commission (the “SEC”). Investors and security holders are advised to read the proxy statement when it becomes available because it will contain important information about the merger and the parties to the merger. Investors and security holders may obtain a free copy of the proxy statement (when available) and other documents filed by Rohm and Haas at the SEC website at http://www.sec.gov. The proxy statement and other documents also may be obtained for free from Rohm and Haas by directing such request to Rohm and Haas Company, Investor Relations, telephone (215) 592-3312.
Rohm and Haas and its directors, executive officers and other members of its management and employees may be deemed participants in the solicitation of proxies from its stockholders in connection with the proposed merger. Information concerning the interests of Rohm and Haas’ participants in the solicitation, which may, in some cases, be different than those of Rohm and Haas stockholders generally, is set forth in Rohm and Haas proxy statements and Annual Reports on Form 10-K, previously filed with the SEC, and will be set forth in the proxy statement relating to the merger when it becomes available.

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
On July 10, 2008, we announced that we entered into an agreement with The Dow Chemical Company (NYSE:DOW), under which Dow will acquire all of the outstanding shares of Rohm and Haas common stock for $78.00 per share in cash. The agreement provides that we will retain our Philadelphia Headquarters location, and continue to do business under the Rohm and Haas name. Additionally, Dow will contribute a number of specialty chemicals business segments to our portfolio which have greater synergy with our established strengths. The transaction has been unanimously approved by the Boards of Directors of both companies, and remains subject to approval by the Shareholders of Rohm and Haas, as well as customary conditions and approvals of appropriate regulatory authorities.

Annual Net Sales (in millions)
Annual Net Sales by Region (in millions)
Throughout our history, Rohm and Haas has remained true to the original vision of its founders: to be a high-quality and innovative supplier of highly specialized materials that improve the quality of life. In the late 1990’s, we began to diversify our portfolio of product offerings to enhance our specialty chemical business by acquiring Morton International Inc., and expanding our chemical electronic materials business through selected acquisitions such as FINNDISP, SKC, and Gracel Display. We have repositioned our portfolio to divest non-strategic businesses including the divestiture of our Automotive Coatings business in 2006. As a result of this activity, we have significantly increased our sales, improved the balance of our portfolio, expanded our geographic reach and product opportunities to meet market needs, and enhanced our cash generating capabilities, while delivering enhanced value for our stockholders.
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
In October 2006, we announced an evolution in our strategy, which we refer to as Vision 2010. The primary goal of Vision 2010 is to accelerate value creation. The key elements of this strategy are:
•	Position Our Portfolio For Accelerated Growth – by leveraging our integrated acrylic monomer and polymer chain; accelerating investment in the Electronic Materials Group; creating or expanding platforms that address the growing needs in food, water, energy, hygiene, and other areas in the developed and developing worlds; and supplementing our organic growth with highly selective acquisitions which bring a growth platform technology or geographic supplement to our core businesses.

•	Build Value-Creating Business Models in Rapidly Developing Economies – by tailoring products to specific local or regional needs; finding solutions that are affordable and meet local requirements; organizing in a manner that enables rapid decision-making; investing in local talent; and building plant facilities that can compete effectively with local and regional players as well as multinational players. We define Rapidly Developing Economies as countries within our Latin American Region, Asia Pacific Region (excluding Japan, Australia and New Zealand) and Central, Eastern Europe (including Russia and other former Soviet Republics) and Turkey.

•	Innovate with a Market / Customer Focus – by increasingly shifting the focus and delivery of technology programs closer to the customer, driving to faster and more tailored output.

•	Operational Excellence / Continuous Improvement – by maintaining flat conversion costs over the next three years; building more capital-efficient plants in emerging markets; continuing to optimize our global footprint; and increasing global sourcing, especially from low-cost countries.

•	Deploy Right Talent in Right Places – by ensuring that leadership talent with the right depth and breadth is in place to drive the profitable growth of our businesses through shifting deployment of more key leaders to locations outside the U.S.; and continuing to drive the nurturing and development of our global workforce.
Cash Generation
We generated $963 million, $840 million and $947 million in cash from operating activities during 2007, 2006 and 2005, respectively. We deployed this cash to enhance stockholder value through strategic investments in our core businesses and technologies, higher dividends, and stock repurchases. We plan to maintain our current dividend and discontinue repurchasing our common stock.

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
Summary of Financial Results
In the second quarter of 2008, we reported sales of $2,567 million, a 17% increase over $2,190 million reported in the second quarter of 2007. The increase was driven by a combination of demand and acquisitions, favorable currencies and higher selling prices. Gross profit of $630 million in the quarter was 4% higher than the same period in 2007. Higher raw material, energy and freight costs were partially offset by a combination of higher selling prices, favorable currencies and increased demand. Gross profit margin in the quarter was 25%, compared to 28% in the prior year period as selling price increases did not keep pace with the increase in raw material, energy and freight costs. Selling and administrative expenses increased 6% versus the second quarter of 2007 due largely to the unfavorable impact of currencies and acquisitions. Research and development expense for the quarter was $80 million, up 10% from the prior year period, reflecting continued funding of research and development efforts in the key strategic growth areas for the Electronic Materials Group. This quarter’s results also include $86 million in restructuring and asset impairment charges and $85 million of a pre-tax gain related to the sale of our investment in UP Chemical Company. Income tax expense for the quarter was $55 million reflecting an effective tax rate of 26.4% versus 25.7% in the prior period. In the second quarter of 2008, we reported earnings from continuing operations of $147 million, or $0.75 per share, compared to $161 million, or $0.75 per share in the second quarter of 2007.
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
Our most significant reserves are those that have been established for remediation and restoration costs associated with environmental issues. As of June 30, 2008, we have $163 million reserved for environmental-related costs. We conduct studies and site surveys to determine the extent of environmental contamination and necessary remediation. With the expertise of our environmental engineers and legal counsel, we determine our best estimates for remediation and restoration costs. These estimates are based on forecasts of future costs for remediation and change periodically as additional and better information becomes available. Changes to assumptions and considerations used to calculate remediation reserves could materially affect our results of operations or financial position. If we determine that the scope of remediation is broader than originally planned, discover new contamination, discover previously unknown sites or become subject to related personal injury or property damage claims, our estimates and assumptions could materially change.
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

We employ a Weighted Average Cost of Capital (“WACC”) approach to determine our discount rate for goodwill recoverability testing. Our WACC calculation includes factors such as the risk free rate of return, cost of debt and expected equity premiums. The factors in this calculation are largely external to our company, and therefore are beyond our control. The average WACC utilized in our annual test of goodwill recoverability in May 2008 was 9.32%, which was based upon average business enterprise value. A 1% increase in the WACC will result in an approximate 13% decrease in the computed fair value of our reporting units. A 1% decrease in the WACC will result in an approximate 18% increase in the computed fair value of our reporting units. The following table summarizes the major factors that influenced the rate:

	2008	2007

Risk free rate of return	4.7%	5.1%
Cost of debt	7.6%	6.7%
Market risk premium	4.0%	4.0%
The decrease in the risk free rate of return is due to the overall decrease in U.S. long-term interest rates between the dates of our annual impairment testing in May 2008 and May 2007. The increase in the cost of debt is attributable to the change in rates of 20-year U.S. industrial bonds (rated BBB or better by S&P) year-over-year.
In the second quarter of 2008 and 2007, we completed our annual SFAS 142 impairment review and determined that goodwill and indefinite-lived intangible assets were not impaired as of May 31, 2008 and 2007. We believe the current assumptions and other considerations used in the above estimates are reasonable and appropriate. A material adverse change in the estimated future cash flows of our reporting units or significant increases in the WACC rate could result in the fair value falling below the book value of its net assets. This could result in a material impairment charge.
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
We disclosed the fair values of our financial instruments in Note 4 of our financial statements. The fair values of our long-term investments are impacted by future changes in the stock markets. The long-term debt fair values are based on quotes for like instruments with similar credit ratings and terms. The fair values for interest rate, foreign currency and commodity derivatives are based on quoted market prices from various banks for similar instruments. The fair values of our long-term debt and derivative instruments are impacted by changes in interest rates and the credit markets.

JUNE 30, 2008 VERSUS JUNE 30, 2007 — CONSOLIDATED
Net Sales
In the three months ended June 30, 2008, we reported consolidated net sales of $2,567 million, an increase of 17% or $377 million from prior period net sales of $2,190 million. In the six months ended June 30, 2008, we reported consolidated net sales of $5,074 million, an increase of 17% or $724 million from prior period net sales of $4,350 million. These increases are primarily driven by a combination of demand and acquisitions, favorable currencies and higher selling prices as reflected below.

	Three months ended	Six months ended
Sales change June 30, 2008 versus 2007	June 30,	June 30,

Demand	4%	5%
Price	4	3
Currency	6	5
Other (including acquisitions and divestitures)	3	4

Total change	17%	17%

Gross Profit

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2008	2007	2008	2007

Gross profit	$630	$604	$1,290	$1,213
As a percentage of sales	24.5%	27.6%	25.4%	27.9%
Our gross profit for the second quarter of 2008 was $630 million, an increase of 4% or $26 million from $604 million in the second quarter of 2007. Our gross profit for the six months ended June 30, 2008 was $1,290 million, an increase of 6% or $77 million from $1,213 million in the prior year period. Higher raw material, energy and freight costs were partially offset by a combination of higher selling prices, increased demand and favorable currencies.
The quarter over quarter and year over year decreases in gross margin reflect the fact that selling price increases did not keep pace with the increases in raw materials, energy and freight.
Selling and Administrative Expense

	Three months ended June 30,		Six months ended June 30,
(in millions)	2008	2007	2008	2007

Selling and administrative expense	$294	$277	$586	$537
As a percentage of sales	11.5%	12.6%	11.5%	12.3%
In the second quarter of 2008, selling and administrative expenses were $294 million, an increase of 6% or $17 million from $277 million in the prior year period. In the six months ended June 30, 2008, selling and administrative expenses were $586 million, an increase of 9% or $49 million from $537 million in the prior year period. These increases reflect the impact of currencies and increased selling and administrative expenses as a result of recent acquisitions. The quarter over quarter and year over year reduction in selling and administrative expense on a percentage of sales is due to continued cost containment initiatives.

Research and Development Expense

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2008	2007	2008	2007

Research and development expense	$80	$73	$159	$141
As a percentage of sales	3.1%	3.3%	3.1%	3.2%
Research and development expense for the second quarter of 2008 was $80 million, up approximately 10% from $73 million in the second quarter of 2007. Research and development expense for the six months ended June 30, 2008 was $159 million, up approximately 13% from $141 million in the prior year period. The increase in research and development spending is attributable to acquisitions, particularly within the Display Technologies segment.
Interest Expense
Interest expense for the second quarter of 2008 was $43 million, up 87% from $23 million in the prior year period. Interest expense for the six months ended June 30, 2008 was $85 million, up 81% from $47 in the prior year period. The increase is primarily due to the issuance of new debt in September 2007 to fund a $1 billion accelerated share repurchase, an increase in our commercial paper borrowings and the impacts of foreign currency.
Amortization of Finite-lived Intangible Assets
Amortization of finite-lived assets was $17 million for the current quarter and $32 million for the current year versus $14 million for the prior year quarter and $28 million for the prior year period. The increases are primarily due to the formation of SKC Haas in November of 2007 and the acquisition of FINNDISP and Gracel Display in April 2008. See Note 11 for further discussion.
Restructuring and Asset Impairments

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2008	2007	2008	2007

Severance and employee benefits, net	$70	$—	$77	$(1)
Other, including contract lease termination penalties	—	(1)	—	(1)
Asset impairments	16	12	21	12

Amount charged to earnings	$86	$11	$98	$10

Restructuring and Asset Impairments by Business Segment

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2008	2007	2008	2007

Business Segment
Electronic Technologies	$7	$(5)	$7	$(6)
Display Technologies	5	3	5	3

Electronic Materials Group	$12	$(2)	$12	$(3)
Paint and Coatings Materials	40	—	40	—
Packaging and Building Materials	16	1	16	1
Primary Materials	1	—	1	—

Specialty Materials Group	$57	$1	$57	$1
Performance Materials Group	10	(1)	10	(1)
Salt	—	—	—	—
Corporate	7	13	19	13

Total	$86	$11	$98	$10

Severance and Employee Benefits
For the three and six months ended June 30, 2008, we recorded approximately $72 and $79 million, respectively, of expense for severance and associated employee benefits affecting approximately 937 and 997 positions, respectively, resulting from
•	A 30 percent reduction of installed capacity in our emulsions network in North America, reflecting the cumulative impact of productivity improvement efforts and reduced market demand;

•	Significant reductions included selling and administrative costs for the Specialty Materials group in mature markets;

•	An adjustment of our infrastructure for the Electronic Materials Group, reflecting the continued shift of the business to Asia; and

•	Cost reductions related to productivity improvements for various other businesses and regions.
In 2010, we expect to deliver pre-tax run-rate savings of approximately $110 million, with less than half of the benefit realized in 2009. We also expect pre-tax earnings from continuing operations to be reduced by $27 million in the second half of 2008 primarily due to accelerated depreciation and other costs related to the restructuring plan partially offset by expected savings.
Included in the six month 2008 activity, was $7 million of expense for severance and associated employee benefits affecting approximately 60 positions recorded in the first quarter of 2008 primarily due to the termination of toll manufacturing support arrangements at two facilities related to a prior divestiture.
In the six months ended June 30, 2007, we recorded approximately $2 million of benefit for severance and associated employee benefits due to fewer employee separations than originally planned and lower contract lease termination costs.
Asset Impairments
For the three months ended June 30, 2008, we recognized $16 million of fixed asset impairment charges. These impairments include $1 million write-off of in process research and development relating to the Gracel acquisition within Display Technologies. Reduced market demand and productivity improvements in North America resulted in the impairment of fixed assets at our Louisville, KY plant totaling $5 million, $3 million of which impacted the Paint and Coating Material business and $2 million related to the Packaging and Building Materials business. The Packaging and Building Materials business also recorded an additional fixed asset impairment charge of $7 million due to a transfer of select business lines from our Jacarei, Brazil plant. Lastly, an adjustment of our infrastructure for the Electronic Materials group, reflecting the continued shift of the business to Asia resulted in an asset impairment charge of $3 million, $2 million of which resulted from exiting select business lines relating to the Packaging and Finishing Technologies business at our Blacksburg, VA plant and $1 million for the closing of a research and development site relating to Semiconductor Technologies business in Phoenix, AZ.
For the six months ended June 30, 2008, we recognized $21 million of fixed asset impairment charges. In addition to the impairments discussed above, we recorded $5 million of asset impairment charges in the first quarter of 2008 associated with fixed asset write down related to the restructuring of two manufacturing facilities due to the termination of toll manufacturing support arrangements related to a prior divestiture.
For the remaining six months ending December 31, 2008 we anticipate recording accelerated depreciation of approximately $32 million pre-tax resulting from the restructuring activity announced in June 2008.
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

Share of Affiliate Earnings, net
Affiliate net earnings for the three and six months ended June 30, 2008 and 2007 were $87 million and $90 million and $6 million and $11 million respectively. The increases are due to the sale of our 40% interest in UP Chemical Company on April 4, 2008 resulting in a pre-tax gain of approximately $85 million. Absent the divestiture gain, the three and six months ended June 30, 2008 reflected the weaker performance of the Viance joint venture due to continued weakness in the North American building and construction markets compared to the same periods of 2007 as well as the absence of affiliate earnings from the UP Chemical Company venture in 2008 due to the divestiture.
Other (Income), net
Other income for the three months ended June 30, 2008 was $11 million, in comparison to $10 million in the prior year period. The increase was primarily due to the sale of fixed and other assets of $3 million and increased interest income of $1 million. Other income for the six months ended June 30, 2008 was $21 million, in comparison to $29 million in the prior year period. The decrease was mostly attributable to a decrease in investment income of $3 million, as well as a reduction of gains of $3 million from the disposal of businesses in 2007.
Effective Tax Rate
We recorded a provision for income tax expense of $55 million for the second quarter of 2008, reflecting an effective tax rate from continuing operations of 26.4% compared to a 25.7% effective rate for earnings in 2007. Although largely offset by tax benefits related to our restructuring announced in June, the rate for the second quarter was negatively impacted by our sale of UP Chemical Company in April due to a low tax basis in this investment. For the six months ended June 30, 2008, we recorded a provision for income tax expense of $111 million, reflecting an effective tax rate from continuing operations of 25.2% compared to a 26.9% effective tax rate for earnings in the prior year period. The decrease in the rate is mainly due to lower taxes on foreign earnings. Excluding the impact of the restructuring and sale of UP Chemical Company, as described above, our underlying tax rate for the year is expected to be between 25-26%.
Minority Interest
In the second quarter of 2008, we reported minority interest of $6 million, versus $4 million for the prior year period. In the six months ended June 30, 2008, we reported minority interest of $11, as compared to $7 million in the prior year period. The increase in minority interest is due to an increase in earnings primarily related to SKC Haas, a new joint venture formed in November of 2007.

     JUNE 30, 2008 VERSUS JUNE 30, 2007 – BY BUSINESS SEGMENT
Net Sales by Business Segment and Region

	Three Months Ended		Six Months Ended
(in millions)	June 30,		June 30,
	2008	2007	2008	2007

Business Segment
Electronic Technologies	$460	$397	$902	$779
Display Technologies	76	3	159	6

Electronic Materials Group	$536	$400	$1,061	$785
Paint and Coatings Materials	659	604	1,168	1,082
Packaging and Building Materials	515	464	987	913
Primary Materials	692	560	1,273	1,042
Elimination of Intersegment Sales	(358)	(312)	(659)	(563)

Specialty Materials Group	$1,508	$1,316	$2,769	$2,474
Performance Materials Group	332	296	642	586
Salt	191	178	602	505

Total net sales	$2,567	$2,190	$5,074	$4,350

Customer Location
North America	$1,077	$1,047	$2,275	$2,141
Europe	716	582	1,332	1,142
Asia-Pacific	659	471	1,244	893
Latin America	115	90	223	174

Total net sales	$2,567	$2,190	$5,074	$4,350

Pre-Tax Earnings (Loss) from Continuing Operations by Business Segment (1)

	Three Months Ended		Six Months Ended
(in millions)	June 30,		June 30,
	2008	2007	2008	2007

Business Segment
Electronic Technologies	$185	$104	$286	$191
Display Technologies	(11)	(5)	(22)	(5)

Electronic Materials Group	$174	$99	$264	$186
Paint and Coatings Materials	54	105	117	179
Packaging and Building Materials	20	49	59	88
Primary Materials	22	23	56	65

Specialty Materials Group	$96	$177	$232	$332
Performance Materials Group	24	26	64	54
Salt	6	4	73	51
Corporate (2)	(92)	(84)	(192)	(133)

Earnings from continuing operations before income taxes, and minority interest	$208	$222	$441	$490

1.	Prior to 2008, our Business Segment results were reported on an after-tax basis. See Form 8-K, filed June 6, 2008, for the presentation of prior year business results on a pre-tax basis.

2.	Corporate includes certain corporate governance costs, interest income and expense, environmental remediation expense, insurance recoveries, exploratory research and development expense, currency gains and losses related to balance sheet non-functional currency exposures, any unallocated portion of shared services and other infrequently occurring items.

Provision for Restructuring and Asset Impairment by Business Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2008	2007	2008	2007
Business Segment
Electronic Technologies	$7	$(5)	$7	$(6)
Display Technologies	5	3	5	3

Electronic Materials Group	$12	$(2)	$12	$(3)
Paint and Coatings Materials	40	—	40	—
Packaging and Building Materials	16	1	16	1
Primary Materials	1	—	1	—

Specialty Materials Group	$57	$1	$57	$1
Performance Chemicals Group	10	(1)	10	(1)
Salt	—	—	—	—
Corporate	7	13	19	13

Total	$86	$11	$98	$10

Electronic Materials Group
The Electronic Materials Group comprises two reportable segments which provide materials for use in applications such as telecommunications, consumer electronics and household appliances. Overall sales for this Group were up 34% in the second quarter of 2008 over the prior year. The $136 million increase in sales in the second quarter of 2008 is primarily due to the fact that the prior year period did not include full quarter results related to the light management film technology we acquired from Eastman Kodak that occurred during the second quarter of 2007 nor did they include the results of SKC Haas Display Films, a JV which was formed in November of last year as well as solid organic growth in Electronic Technologies. Pre-tax earnings were up 76% over prior year. Current quarter earnings include a gain of $85 million resulting from the sale of our investment in UP Chemical Company.
Net sales for the Electronic Materials Group reached $1,061 million in the six months ended June 30, 2008, up 35%, or $276 million, versus sales of $785 million in the prior year. The increase was due to the impact of acquisitions in Display Technologies as well as solid organic growth. Pre-tax earnings were up 42% over prior year. Current quarter earnings include a gain of $85 million resulting from the sale of our investment in UP Chemical Company, partially offset by losses in the Display Technologies segment, reflecting the development stage nature of the newly acquired light management films technologies.

The results for the Electronic Materials Group are reported under the two separate reportable segments as follows:
Electronic Technologies
Net Sales (in millions)
Net sales in the second quarter of 2008 were $460 million, up 16%, or $63 million, over net sales of $397 million in the prior year period. All businesses reported strong double-digit growth in excess of 15% in Asia, while sales were either flat or declined for most in North America and Europe as a result of an industry-wide slowdown in demand. Sales in advanced technology product lines were up 15% versus the prior year. Sales from Semiconductor Technologies grew 13% over the prior year period as strong demand growth continued in Asia. Demand for Chemical Mechanical Planarization (CMP) pads and slurries, as well as advanced photoresists and related products continued at a pace consistent with prior quarters. Circuit Board Technologies sales grew 20% as solid growth in Asia more than offset declines in North America. Packaging and Finishing Technologies sales were up 20% versus last year and were driven by strong precious metal sales, primarily in North America.
Second quarter pre-tax earnings of $185 million were up significantly from the $104 million earned in the prior year. This year’s results include an $85 million gain related to the sale our 40% interest in UP Chemical Company, as well as restructuring charges of $7 million. Prior year results included a $5 million benefit due to a change in estimate related to restructuring costs. Excluding the effect of the UP Chemical Company sale and restructuring in both periods, earnings increased $11 million reflecting increased sales of advanced technology products, favorable currencies and continued discipline in cost management, partially offset by higher raw material prices and freight costs.
Net sales for Electronic Technologies reached $902 million in the six months ended June 30, 2008, up 16%, or $123 million, versus sales of $779 million in the prior year. All businesses reported strong growth in Asia, while sales for most were flat or declined in North America and Europe as a result of an industry-wide slowdown in demand there. Sales in advanced technology product lines were up 19% versus the prior year. Sales from Semiconductor Technologies grew 15% over the prior year period as strong demand growth in Asia resulted from continued strength in sales of Chemical Mechanical Planarization (CMP) pads and slurries, as well as advanced photoresists and related products. Circuit Board Technologies sales grew 17% as solid double digit sales dollar growth in Asia, as well as single digit sales dollar gains in Europe more than offset the business contraction in North America. Packaging and Finishing Technologies sales were up 17% versus last year as a result of strong precious metal sales, primarily in North America.

For the six months ended June 30, 2008, pre-tax earnings of $286 million were up significantly from the $191 million earned in the prior year. This year’s results include an $85 million gain related to the sale our 40% interest in UP Chemical Company, as well as restructuring charges of $7 million. Prior year results included a $6 million benefit due to a change in estimate related to restructuring costs. Excluding the effect of the UP Chemical Company sale and restructuring in both periods, earnings increased $26 million reflecting higher sales of advanced technology products, favorable currencies and continued discipline in cost management, partially offset by higher raw material prices and freight costs.
Display Technologies
Net Sales (in millions)

*	Includes six months of sales from the acquisition of Kodak light management film technologies and SKC Haas Display films
Net sales in the second quarter of 2008 were $76 million and include sales of optical display films products (acquired from Eastman Kodak in the second quarter of last year), as well as sales from the new SKC Haas Display Films JV formed on November 30, 2007. The business experienced an 8% seasonal decline in sales versus the first quarter, partially as a result of industry-wide inventory corrections in response to weakening U.S. economic conditions. Second quarter sales in the prior year, were $3 million. Margins improved slightly over the prior quarter as the business focused on operational efficiencies as well as optimizing the mix of its portfolio of product offerings.
The segment reported a pre-tax loss of $11 million for the quarter, versus a loss of $5 million in the prior year, reflecting the development stage nature of the newly acquired light management films technologies, as well as acquisition and purchase-accounting related charges. The current year period includes a restructuring related charge of $5 million.

Net sales in the six months ended June 30, 2008 were $159 million, and include sales of optical display films products (acquired from Eastman Kodak in the second quarter of last year), as well as sales from the new SKC Haas Display Films JV formed on November 30, 2007. Net sales in the prior year period, were $6 million. The business enjoyed strong industry demand-driven volume growth throughout most of the first half of 2008, though experienced some softening of demand during the second quarter in response to weakening U.S. economic conditions.
For the six months ended June 30, 2008, the segment reported a pre-tax loss of $22 million, versus the $5 million loss recorded during the prior year period, reflecting the development stage nature of the newly acquired light management films technologies, as well as acquisition and purchase-accounting related charges. The current year period includes a restructuring related charge of $5 million. Pricing pressures on parts of the more mature portions of the product line, as well as challenges to improve manufacturing efficiencies at a pace which matches market-driven price concessions common in the industry kept pressure on margins throughout the first half of the year. We expect full-year, pre-tax losses of $25 to $30 million in 2008 and profitable operations in 2009.
Specialty Materials Group
The Specialty Materials Group is comprised of three business units and represents the majority of our chemical business, serving a broad range of end-use markets.
Overall sales for this Group (after intersegment elimination) were up 15% and 12% over the prior year period for the three and six months ended June 30, 2008, respectively. The increases were due to higher selling prices, favorable currencies and increased overall demand, with strong growth in Rapidly Developing Economies partially offset by soft demand in the U.S.
Pre-tax earnings for the second quarter of 2008 at $96 million were down 46% versus the prior year for the Group. Excluding restructuring charges of $57 million in 2008 and $1 million in 2007, current year earnings of $153 million were down 14% versus the prior year period. Higher selling prices and strong demand in Rapidly Developing Economies, along with favorable currencies were more than offset by higher raw material, energy and freight costs, soft demand in the U.S. and moderating conditions in Western Europe, unfavorable mix, and increased selling and administrative expense.
Pre-tax earnings for the six months ended June 30, 2008, were $232 million versus $332 million in the prior year period. Excluding restructuring charges of $57 million in 2008 and $1 million in 2007, current year earnings of $289 million were down 13% versus the prior year period. Higher selling prices and strong demand in Rapidly Developing Economies, along with favorable currencies and lower operating costs, were more than offset by higher raw material, energy and freight costs, soft demand in the U.S., unfavorable mix, and increased selling and administrative expense.
The results for the Specialty Materials Group are reported under three separate reportable segments as follows:

Paint and Coatings Materials
Net Sales (in millions)
In the second quarter of 2008, net sales from our Paint and Coatings Materials segment were $659 million, an increase of 9%, or $55 million, from net sales of $604 million in 2007. Softer demand seen in the U.S. and Western Europe was more than offset by higher selling prices, favorable currencies, strong demand in the rest of the world as well as new sales from the FINNDISP acquisition in Europe. The slowed demand in the U.S. was due to weakness in the architectural paint market reflecting the pronounced slowdown in the building and construction markets.
Pre-tax earnings were $54 million in the second quarter of 2008 versus prior year earnings of $105 million. Included in the 2008 earnings were $40 million in restructuring charges. Excluding the charges, pre-tax earnings decreased by $11 million driven by higher raw material, energy and freight costs partially offset by higher selling prices and demand growth in Rapidly Developing Economies.
In the six months ended June 30, 2008, net sales for the Paint and Coatings Materials business were $1,168 million, an increase of 8%, or $86 million, from $1,082 million in sales from the same period in 2007. Softer demand seen in the U.S. and Western Europe were more than offset by higher selling prices, favorable currencies, strong demand in the rest of the world as well as new sales from the FINNDISP acquisition in Europe. The slowed demand in the U.S. was due to weakness in the architectural paint market reflecting the pronounced slowdown in the building and construction markets.
In the six months ended June 30, 2008, pre-tax earnings for the Paint and Coatings Materials business were $117 million, a decrease of $62 million from $179 million the prior year. Included in the 2008 earnings were $40 million in restructuring charges. Excluding these charges, pre-tax earnings decreased by $22 million driven by higher raw material, energy and freight costs partially offset by higher selling prices, favorable currencies, and demand growth in Rapidly Developing Economies.

Packaging and Building Materials
Net Sales (in millions)
In the second quarter of 2008, net sales from our Packaging and Building Materials segment were $515 million, an increase of 11%, or $51 million, from net sales of $464 million in 2007. The increase reflects the impacts of favorable currencies and higher pricing partially offset by lower demand. Rapidly Developing Economies showed strong year-over-year growth, economic softness in the U.S. building and construction markets and lower demand in certain businesses in North America and Western Europe offset this demand growth. The overall lower demand is mainly the result of softness in the vinyl siding and windows profile markets in North America that use our plastics additives products.
Pre-tax earnings were $20 million in the second quarter of 2008 versus prior year earnings of $49 million. Current year and prior year pre-tax earnings include $16 million and $1 million, respectively, in restructuring and asset impairment charges. Excluding these charges, pre-tax earnings decreased by $14 million reflecting higher selling prices and favorable currencies which were more than offset by higher raw material, energy and freight costs.
In the six months ended June 30, 2008, net sales for Packaging and Building Materials were $987 million, an increase of $74 million, from net sales of $913 million in 2007. The increase reflects the impacts of favorable currencies and higher pricing partially offset by lower demand. Rapidly Developing Economies showed strong year-over-year growth while economic softness in the U.S. building and construction markets and lower demand in certain businesses in North America and Western Europe offset this demand growth. The overall lower demand is mainly the result of softness in the vinyl siding and windows profile markets in North America that use our plastics additives products.
In the six months ended June 30, 2008, pre-tax earnings for the Packaging and Building Materials business were $59 million. Current year and prior year pre-tax earnings include $16 million and $1 million, respectively, in restructuring and asset impairment charges. Excluding these charges, pre-tax earnings decreased by $14 million reflecting higher raw material, energy and freight costs partially offset by favorable currencies and higher selling prices.

Primary Materials
Net Sales (in millions)
In the second quarter of 2008, net sales for Primary Materials were $692 million, an increase of $132 million, or 24%, from prior year net sales of $560 million. Net sales for Primary Materials include sales to our internal downstream monomer-consuming businesses, primarily Paint and Coatings Materials and Packaging and Building Materials, along with sales to third party customers. Sales to external customers increased 35% to $334 million in 2008 from $248 million in the prior year period, primarily due to a combination of higher selling prices, increased demand and favorable currencies. Sales to our downstream businesses were up 15% versus the second quarter of 2007, 16% of which is attributable to higher selling prices and 5% is due to favorable currency partially offset by a 6% decrease in captive volumes.
Pre-tax earnings declined 4% to $22 million for the second quarter of 2008 from $23 million in the prior year period. Higher raw material, energy and freight costs were only partially offset by higher selling prices and the absence of operating issues experienced in the prior year period. The prior year period results include approximately $28 million in expenses related to operating issues at our Houston, Texas facility associated with a scheduled maintenance turn around.

	Three Months Ended
(in millions)	June 30,
	2008	2007

Total Sales	$692	$560
Elimination of Intersegment Sales	(358)	(312)

Third Party Sales	$334	$248

In the sixth months ended June 30, 2008, net sales for Primary Materials were $1,273 million, an increase of $231 million, or 22%, from prior year net sales of $1,042 million. Net sales for Primary Materials include sales to our internal downstream monomer-consuming businesses, primarily Paint and Coatings Materials and Packaging and Building Materials, along with sales to third party customers. Sales to external customers increased 28% to $614 million in 2008 from $479 million in the prior year period, primarily due to a combination of higher selling prices, increased demand and favorable currencies. Sales to our downstream businesses were up 17% versus the second quarter of 2007, 16% of which is attributable to higher selling prices and 3% is due to favorable currency partially offset by a 2% decrease in captive volumes.

In the six months ended June 30, 2008, pre-tax earnings for the Primary Materials business were $56 million, a decrease of 14%, or $9 million, from $65 million in the prior year. Higher raw material, energy and freight costs were more than offset by higher selling prices and the absence of operating issues experienced in the prior year period. Prior year results include approximately $38 million in expenses related to operating issues at our Houston, Texas facility associated with a scheduled maintenance turn around.

	Six Months Ended
(in millions)	June 30,

	2008	2007

Total Sales	$1,273	$1,042
Elimination of Intersegment Sales	(659)	(563)

Third Party Sales	$614	$479

We continue to see the effects of an increase in the global monomer supply during 2008 as a result of new production facilities that have come on line coupled with continued weakness in the North American building and construction markets. We expect this additional supply to continue to apply downward pressure on Primary Material’s pricing through the remainder of 2008.
Performance Materials Group
Net Sales (in millions)
Net sales for the Performance Materials Group reached $332 million for the second quarter of 2008, an increase of 12%, or $36 million, versus sales of $296 million in 2007. The impact of favorable currencies along with stronger demand in the Asia Pacific and Latin American regions and increased pricing, more than offset overall economic weakness in Europe and North America.
Net sales for Process Chemicals and Biocides were $219 million, an increase of 15% or $28 million from the $191 million sales in the prior year period. Demand was strong in Rapidly Developing Economies, which offset the weakness experienced in North America within the building and construction markets and the paper market. Within the Rapidly Developing Economies, particularly South East Asia and China, the ion exchange product line saw increased demand in the industrial water treatment and ultra pure water markets. This product line also realized solid growth in new markets, such as bio-diesel and potable water. Net sales for Powder Coatings were $95 million, an increase of 10%, or $9 million over sales of $86 million in 2007. The sales increase was driven by the impact of favorable currencies, partially offset by slightly weaker demand in the Europe, Middle East and Africa Region. Net sales for the other businesses, including AgroFresh and Advanced Materials were $18 million, up $2 million or 13% versus the second quarter of 2007. This increase was mainly driven by continued growth of our patented 1-methylcyclopropene (1-MCP) technology in AgroFresh.
Pre-tax earnings for the second quarter of 2008 of $24 million were down $2 million from $26 million in the prior year period. These pre-tax earnings include $10 million in restructuring and asset impairment charges. Prior year results include a $1 million benefit of restructuring costs. Excluding these items, earnings increased by $9 million reflecting favorable currencies, strong demand in the Rapidly Developing Economies and higher selling prices partially offset by weak demand in the North America region.
Net sales for the Performance Materials Group reached $642 million for the six months ended June 30, 2008, an increase of 10%, or $56 million, versus sales of $586 million in 2007.
Net sales for Process Chemicals and Biocides were $416 million, an increase of 12%, or $43 million over sales of $373 million from the same six month period in 2007. Demand was strong in Rapidly Developing Economies, which offset the weakness experienced in North America within the building and construction markets and the paper market. Within the Rapidly Developing Economies, particularly South East Asia and China, the ion exchange product line saw increased demand in the industrial water treatment and power markets. This product line also realized solid growth in new markets, such as catalysis and potable water. Net sales for Powder Coatings were $185 million, an increase of 7%, or $12 million over sales of $173 million in 2007. The sales increase was driven by the impact of favorable currencies, partially offset by slightly weaker demand in the Europe, Middle East and Africa Region. Net sales for the other businesses, including AgroFresh and Advanced Materials increased 20%, or $7 million to $41 million in 2008. This increase was mainly driven by continued growth of our patented 1-methylcyclopropene (1-MCP) technology in AgroFresh, and increased demand in Advanced Materials.
Pre-tax earnings for the six months ended June 30, 2008, of $64 million were up $10 million from 2007, or 19% higher than the $54 million from the prior year period. These pre-tax earnings include $10 million in restructuring and asset impairment charges. Prior year results include a $1 million benefit due to a change in estimate related to restructuring costs. Excluding these items earnings increased by $21 million driven by favorable currencies, strong demand, particularly in the Rapidly Developing Economies and higher selling prices.

Salt
Net Sales (in millions)
Salt sales in the second quarter of 2008 were $191 million, an increase of 7% or $13 million compared with the prior year sales of $178 million. As a result of strategic pricing management and improved mix, sales of consumer and industrial salt products increased by 4% over the prior year, excluding the impact of currency and freight costs billed to customers. Favorable currencies as well as increases in freight costs billed to customers also contributed to the improvement in sales in the second quarter 2008 compared with 2007.
Pre-tax earnings in the second quarter of 2008 were $6 million, an increase of $2 million compared to second quarter 2007 pre-tax earnings of $4 million. The earnings improvement was largely driven by lower selling and administrative expense as cost escalation was offset by improved pricing and favorable product mix.
For the six months ended June 30, 2008, net sales from Salt were $602 million, an increase of 19%, or $97 million, versus $505 million in sales for the same period of 2007. The improvement in sales was largely driven by ice-control sales volumes, which increased by 33% compared to the prior year as a result of favorable weather conditions in both the U.S. and Canada in the first quarter of 2008. Weather patterns in the first quarter of 2007 were slightly milder than average in the markets we serve. As a result of both improved demand and product line management, sales of consumer and industrial salt products increased by 13% over the prior year, excluding the impact of currency and freight costs billed to customers. The favorable impact of currency as well as increases in freight costs billed to customers also contributed to the improvement in sales in the six months ended June 2008 compared with 2007.
Pre-tax earnings for the six months ended June 30, 2008 were $73 million, an increase of 43% over the $51 million earned in the same period in 2007. Severe winter weather in the first quarter of 2008, volume gains in the consumer and industrial markets and lower selling and administrative expense were the primary pre-tax earnings improvement drivers compared with the prior year period. The favorable impact of currency also contributed to the pre-tax earnings gain, particularly in the first quarter of 2008.

Corporate
Pre-Tax Expense (in millions)
Corporate expense in the second quarter of 2008 was $92 million, an increase of 10% or $8 million compared with prior year expense of $84 million as a result of increased interest expense related to the accelerated stock repurchase and commercial paper borrowings which were partially offset by the absence of spending related to our European Headquarters reflected in the prior year period.
Corporate expense for the six months ended June 30, 2008 was $192 million, an increase of 44% or $59 million compared with prior year expense of $133 million as a result of increased interest expense related to the accelerated stock repurchase and commercial paper borrowings. Other factors contributing to the increase in expense were the impact of currencies and higher restructuring and asset impairment charges year over year. These increases in expense were partially offset by the absence of spending related to our European Headquarters reflected in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES
Overview
As of June 30, 2008, our company’s debt ratio (total debt in proportion to total debt plus stockholders’ equity and minority interest) was 48%, down from 50% as of December 31, 2007, and cash from operating activities for the rolling twelve months ended June 30, 2008, was approximately 33% of our quarter-end debt. We expect to maintain our debt ratio below 50%, while growing cash from operating activities. Maintenance of a strong balance sheet well-covered by our cash flows remains a key financial policy. We intend to employ a balanced approach to cash deployment that will enhance stockholder value through:
•	Reinvesting in core businesses to drive profitable growth through our capital expenditure program;

•	Investing in new platforms that address the growing needs in food, water, energy, hygiene and other areas in the developed and developing worlds;

•	Supplementing our organic growth with highly selective acquisitions which bring a growth platform technology or geographic supplement to our core businesses; and

•	Maintaining our current dividends.
In the six months ended June 30, 2008, our primary sources of cash were from balances on hand, operating activities and commercial paper borrowings. Our principal uses of cash were capital expenditures and dividends. These are summarized in the table below:

	Six months ended
	June 30,
(in millions)	2008	2007

Cash provided by operations	$409	$291
Share repurchases	(12)	(285)
Capital expenditures	(266)	(187)
Dividends	(151)	(152)
Net debt (reduction) increase	(79)	75
Stock option exercise proceeds	12	27
Our Consolidated Statement of Cash Flows includes the combined results of our continuing and discontinued operations for all periods presented.
Cash Provided by Operations
For the six months ended June 30, 2008, cash from operating activities was $409 million, $118 million higher than $291 million for the prior year period. The increase is due primarily to lower working capital needs.
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

Pension Plan and Postretirement Benefit Plan Funding and Liability
During 2007 we contributed $84 million to our pension and postretirement benefit plans. In 2008, we expect to contribute approximately $105 million to these plans. The breakdown of actual and estimated contributions is as follows:

	June 30,	December 31,
(in millions)	2008	2007

Qualified pension plans	$14	$30
Non qualified pension plans	9	12
Post retirement benefit plans	29	42

Total paid contributions	$52	$84

Remaining estimated contributions	53	—

Total contributions	$105	$84

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
Capital Expenditures
We intend to manage our capital expenditures to take advantage of growth and productivity improvement opportunities as well as to fund ongoing environmental protection and plant infrastructure requirements. We have a well-defined review procedure for the authorization of capital projects. Capital expenditures of $266 million through the first half of 2008 are above the prior year period expenditures of $187 million primarily due to spending for a greater number of projects focused on growth. We expect to spend approximately $525 million for capital projects during 2008 including several IT projects and spending for the new flat panel display business. This expected spending is 26% above the $417 million in fiscal year 2007 reflecting our focus on investing for growth.
Dividends
Common stock dividends have been paid each year since 1927. The payout has increased at an average 10.6% compound annual growth rate since 1978. On May 5, 2008, we announced that the Board of Directors voted to increase dividends by 11% to $0.41 per share and on July 21, 2008 declared a $0.41 per share dividend payable on September 1, 2008.

2008				2007
	Amount				Amount
	(Per	Amount			(Per	Amount
Date of dividend	common	(In		Date of dividend	common	(In
payment	share)	millions)	Record Date	payment	share)	millions)	Record Date

March 1, 2008	$0.37	$73	February 15, 2008	March 1, 2007	$0.33	$72	February 16, 2007

June 1, 2008	$0.41	$78	May 5, 2008	June 1, 2007	$0.37	$80	May 18, 2007

September 1, 2008	$0.41		August 8, 2008	September 4, 2007	$0.37	$79	August 10, 2007

				December 1, 2007	$0.37	$72	November 2, 2007
Share Repurchase Program
On July 16, 2007, our Board of Directors authorized the repurchase of up to $2 billion of our common stock, the first $1 billion of which was financed with debt. For the debt financed portion of this authorization, we entered into an accelerated share repurchase agreement (ASR) with Goldman, Sachs & Co. (Goldman Sachs) on September 10, 2007. Under the ASR, we paid $1 billion to Goldman Sachs and initially received approximately 16.2 million of shares of our common stock on September 11, 2007. In June 2008, upon closing of the ASR, we received an additional 3.1 million shares. The average share price for the 19.3 million total shares repurchased was $51.56, approximately 3% below the average market price of our stock during the repurchase period.
Liquidity and Debt
As of June 30, 2008, we had $204 million in cash, including restricted cash, and $3,276 million in debt compared with $268 million and $3,297 million, respectively, at December 31, 2007. A summary of our cash and debt balances is provided below:

	June 30,	December 31,
(in millions)	2008	2007

Short-term obligations	$108	$158
Long-term debt	3,168	3,139

Total debt	$3,276	$3,297

Cash and cash equivalents	$204	$265
Restricted cash	—	3

Total cash	$204	$268

At June 30, 2008, we had no commercial paper outstanding. Other short-term debt was primarily composed of local bank borrowings. During 2008, our primary source of short-term liquidity has been cash from operating activities and commercial paper borrowings.
Use of Derivative Instruments to Manage Market Risk
We sell products, purchase materials, and finance our operations internationally. These activities result in assets and liabilities the values of which are exposed to exchange rate fluctuation. During the six months ending June 30, 2008, exchange rate movements increased the carrying value of these balance sheet positions by $20 million after tax. During the same period the derivative instruments we entered to counter-balance these exposures generated losses which, taken together with the effects of exchange rates on underlying balance sheet positions, resulted in approximately a $1 million after-tax loss. All other derivative instruments generated $4 million in after-tax gains during the six months ending June 30, 2008. As of June 30, 2008, all derivative contracts represented a $21 million after-tax liability compared with a $20 million liability at December 31, 2007.
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

Accruals
We have provided for costs to remediate former manufacturing and waste disposal sites, including Superfund sites, as well as our company facilities. We consider a broad range of information when we determine the amount necessary for remediation accruals, including available facts about the waste site, existing and proposed remediation technology and the range of costs of applying those technologies, prior experience, government proposals for these or similar sites, the liability of other parties, the ability of other Potentially Responsible Parties (“PRPs”) to pay costs apportioned to them and current laws and regulations. Reserves for environmental remediation that we believe to be probable and estimable are recorded appropriately as current and long-term liabilities in the Consolidated Balance Sheets. These reserves include liabilities expected to be paid out within the next 10 years. Accruals for estimated losses from environmental remediation obligations generally are recognized at the point during the remedial feasibility study when costs become probable and estimable. We do not accrue for legal costs expected to be incurred with a loss contingency. We assess the accruals quarterly and update them as additional technical and legal information becomes available. However, at certain sites, we are unable, due to a variety of factors, to assess and quantify the ultimate extent of our responsibility for study and remediation costs. If we believe that no best estimate exists, we accrue the minimum in a range of possible losses, and disclose any material, reasonably possible, additional losses. If we determine a liability to be only reasonably possible, we consider the same information to estimate the possible exposure and disclose any material potential liability. In addition, estimates for liabilities to be incurred between 11 to 30 years in the future are also considered only reasonably possible because the chance of a future event occurring is more than remote but less probable. These loss contingencies are monitored regularly for a change in fact or circumstance that would require an accrual adjustment. We have identified reasonably possible loss contingencies related to environmental matters of approximately $134 million at June 30, 2008. The amounts charged to pre-tax earnings for environmental remediation and related charges are included in cost of goods sold and are presented below:

(in millions)	Balance
December 31, 2007	$150
Amounts charged to earnings	28
Amounts spent	(15)

June 30, 2008	$163

Wood-Ridge/Berry’s Creek
The Wood-Ridge, New Jersey site (“Site”), and Berry’s Creek, which runs past this Site, are areas of environmental significance to the Company. The Site is the location of a former mercury processing plant acquired many years ago by a company later acquired by Morton International, Inc. (“Morton”). Morton and Velsicol Chemical Corporation (“Velsicol”) have been held jointly and severally liable for the cost of remediation of the Site. The New Jersey Department of Environmental Protection (“NJDEP”) issued the Record of Decision documenting the clean-up requirements for the manufacturing site in October 2006. We have submitted a work plan to implement the remediation, and expect to enter into an agreement or an order to perform the work by the end of 2008. The trust created by Velsicol will bear a portion of the cost of remediation, consistent with the bankruptcy trust agreement that established the trust. In addition, we are in discussions with approximately one dozen non-settling parties, including companies whose materials were processed at the manufacturing site, to resolve their share of the liability for a portion of the remediation costs. A mediation to resolve these issues with these parties is scheduled for the second half of 2008. Our ultimate exposure at the Site will depend on clean-up costs and on the level of contribution from other parties.
In response to EPA letters to a large number of potentially responsible parties (“PRPs”) requiring the performance of a broad scope investigation of risks posed by contamination in Berry’s Creek and the surrounding wetlands, a group of approximately 100 PRPs negotiated a scope of work for the study and an Administrative Order to perform the work through common technical resources and counsel. Work plans will be submitted in the second half of 2008. Performance of this study is expected to take at least five years to complete. Today, there is much uncertainty as to what will be required to address Berry’s Creek, but investigation and clean-up costs, as well as potential resource damage assessments, could be substantial and our share of these costs could possibly be material to the results of our operations, cash flows and consolidated financial position.
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
Climate Change
There is an increasing global focus on issues related to climate change and particularly on ways to limit and control the emission of greenhouse gases, which are believed to be associated with climate change. Some initiatives on these topics are already well along in Europe, Canada and other countries, and related legislation has passed or is being introduced in some U.S. states. In addition, the Supreme Court decision in Massachusetts v. EPA, holding that greenhouse gases, including carbon dioxide (CO 2), are “air pollutants” subject to regulation by EPA, has increased the likelihood of federal regulatory or legislative action.
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
Due to the nature of our business, we have emissions of carbon dioxide (CO2) primarily from combustion sources, we also have some minor process by-product CO 2 emissions. Our emissions of other greenhouse gases are infrequent and minimal as compared to CO 2 emissions. We have therefore focused on ways to increase energy efficiency and curb increases in greenhouse gas emissions resulting from growth in production in addition to lowering the energy usage of existing operations. Although the general lack of specific legislation prevents any accurate estimates of the long-term impact on us any legislation that limits CO 2 emissions may create a potential restriction to business growth by capping consumption of traditional energy sources available to all consumers of energy, including Rohm and Haas. Capping consumption could result in: increased energy costs, additional capital investment to lower energy intensity and rationed usage with the need to purchase greenhouse gas emission credits. Our Manufacturing Council, comprised of facility plant managers, has a global effort underway to improve our energy efficiency at all of our locations through energy audits, sharing best practices and in some cases installation of more efficient equipment. We will continue to follow these climate change issues, work to improve the energy efficiencies of our operations, work to minimize any negative impacts on company operations and seek technological breakthroughs in energy supply and efficiency in both Company operations and product development.

European Union Chemical Company Regulations
REACH, the European Union chemicals regulation for Registration, Evaluation, Authorization and Restriction of Chemicals, went into effect on June 1, 2007. The overarching goals of REACH are to better protect human health and the environment, while further driving the competitiveness of the EU chemical industry. We have been closely following the development of REACH over the past several years, and have a pro-active cross-functional team in place to manage our compliance and exposure to REACH. While REACH will require significant effort on our part, its impacts on our European business are somewhat muted by two key factors: i) polymers made from registered monomers do not have to be separately registered and ii) formulators such as our Adhesives and Electronic Materials businesses do not bear the burden of registering their raw materials for use — their suppliers do.
Our key chemicals that will have to be registered are monomers, sodium borohydride and substances we directly import into Europe that are utilized in our products. We anticipate having to register approximately 300 substances which will cost approximately €20 - €40 million, spread over the 11 year implementation timeline. We currently use 30-50 “substances of concern” that will require authorization for continued use and we anticipate that we will need to reformulate at least some of our products to eliminate some of these substances. Over the past three years, we have significantly decreased our use of these chemicals, supporting our objective to proactively remove these substances from our formulations prior to the implementation of REACH. While REACH will result in some additional costs for our businesses, we do not anticipate either any significant competitive advantage or disadvantage to result from its implementation.
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
ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED
Determination of the Useful Life of Intangible Assets
In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 142-3,”Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently assessing the impact of this FSP to Consolidated Financial Statements.
Determining Whether Share Based Payment Transactions Are Participating Securities
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”) which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings Per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. FSP EITF 03-6-1 is effective for fiscal periods beginning after December 15, 2008. All prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. We are currently evaluating the potential impact of the adoption of this FSP to our Consolidated Income Statements.

Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued the SFAS No. 161, “Disclosures about Derivatives and Hedging Activities,” which enhances the requirements under SFAS No. 133, “Accounting for Derivatives and Hedging Activities.” SFAS No. 161 requires enhanced disclosures about an entity’s derivatives and hedging activities and how they affect an entity’s financial position, financial performance, and cash flows. This Statement will be effective for fiscal years and interim periods beginning after November 15, 2008. We are currently assessing the impact to our Consolidated Financial Statements.
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
Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. For financial assets and liabilities, SFAS No. 157 is effective for us beginning January 1, 2008. In February 2008, the FASB deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. We believe the impact will not require material modification related to our non-recurring fair value measurements and will be substantially limited to expanded disclosures in the notes to our Consolidated Financial Statements for notes that currently have components measured at fair value. Effective January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities measured at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note 4 for information and related disclosures.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Management’s discussion of market risk is incorporated herein by reference to Item 7a included in our Form 10-K filed on February 21, 2008, as amended by our 8-K filed with the Securities and Exchange Commission on June 6, 2008 for the year ended December 31, 2007.
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

b)	Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are likely to materially effect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
For information related to Legal Proceedings, see Note 12: Contingent Liabilities, Guarantees and Commitments in the accompanying Notes to Consolidated Financial Statements.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to our purchases of our common stock during the quarter ended June 30, 2008:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average Price	Purchased as Part of	of Shares that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the Plans or
Period	Purchased (1)	Share (1)	Plans or Programs (2)	Programs (2)
April 1, 2008 - April 30, 2008	2,842	$55.92	—	1,000,000,000
May 1, 2008 - May 31, 2008	1,283	$54.41	—	1,000,000,000
June 1, 2008 - June 30, 2008	3,091,706	$0.03 (2)	3,089,896	1,000,000,000
Total	3,095,831	$0.10	3,089,896	1,000,000,000

Notes:

(1)	504 shares were purchased as a result of employee stock option exercises (stock swaps) and 5,431 shares were acquired as a result of employees electing to withhold shares to cover taxes for the vesting of restricted stock.

(2)	On July 16, 2007, our Board of Directors authorized the repurchase of up to $2 billion of our common stock, the first $1 billion of which was financed with debt. For the debt financed portion of this authorization, we entered into an accelerated share repurchase agreement (ASR) with Goldman, Sachs & Co. (Goldman Sachs) on September 10, 2007. Under the ASR, we paid $1 billion to Goldman Sachs and initially received approximately 16.2 million of shares of our common stock on September 11, 2007. In June 2008, upon closing of the ASR, we received an additional 3.1 million shares. The average share price for the 19.3 million total shares repurchased was $51.56, approximately 3% below the average market price of our stock during the repurchase period.

ITEM 4. Submission of Matters to a Vote of Security Holders
(a)	Our 90th annual meeting of stockholders was held on May 5, 2008, in Philadelphia, Pennsylvania.

(b)	The following is a tabulation of the results of voting by security holders for the election of directors:

Nominees	Votes For	Votes Withheld
W.J. Avery	184,341,064	956,003
R. L. Gupta	184,103,123	1,193,944
D.W. Haas	184,670,773	626,294
T.W. Haas	184,766,001	531,066
R.L. Keyser	184,391,734	905,333
R.J. Mills	184,676,917	620,150
S.O. Moose	184,491,049	806,018
G.S. Omenn	184,538,317	758,750
G.L. Rogers	184,411,668	885,399
R.H. Schmitz	184,485,989	811,078
G.M. Whitesides	184,482,286	814,781
M.C. Whittington	184,523,028	774,039
(c)	The following is a tabulation of the results of voting by security holders for other matters:
Ratification of PricewaterhouseCoopers LLP as Rohm and Haas Company’s Independent Registered Public Accounting Firm for 2008:

For	183,001,868
Against	1,045,590
Abstain	1,249,609
ITEM 6. Exhibits

(10)	Material Contracts

(31.1)	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

(31.2)	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

(32)	Certification Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002. The exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: July 25, 2008	/s/ Jacques M. Croisetiere Jacques M. Croisetiere
Executive Vice President, Chief Financial Officer and Chief Strategy Officer

ROHM AND HAAS COMPANY
(Registrant)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: July 25, 2008	/s/ Raj L. Gupta Raj L. Gupta
Chairman and Chief Executive Officer

ROHM AND HAAS COMPANY
(Registrant)