Form 10-Q
period 2008-09-30
ROHM & HAAS CO
filed 2008-10-27
CIK 84792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 1-3507
ROHM AND HAAS COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE	23-1028370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 INDEPENDENCE MALL WEST PHILADELPHIA, PA	19106	Registrant’s telephone number including area code:
(Address of principal executive offices)	(Zip Code)	(215) 592-3000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☑
Common stock outstanding at October 22, 2008: 195,200,278 shares

ROHM AND HAAS COMPANY AND SUBSIDIARIES
FORM 10-Q
INDEX

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements (unaudited)

		Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007	2
		Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007	3
		Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	4
		Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2008	5
		Notes to Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	60

		Management’s discussion of market risk is incorporated herein by reference to Item 7a included in our Form 10-K for the year ended December 31, 2007, filed on February 21, 2008, as amended by our Form 8-K filed with the Securities and Exchange Commission on June 6, 2008.	60

	Item 4.	Controls and Procedures	60

PART II.	OTHER INFORMATION		61

	Item 1.	Legal Proceedings	61

	Item 1A.	Risk Factors

		Management’s discussion of market risk is incorporated herein by reference to Item 7a included in our Form 10-K for the year ended December 31, 2007, filed on February 21, 2008, as amended by our Form 8-K filed with the Securities and Exchange Commission on June 6, 2008.

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61

	Item 4.	Submission of Matters to a Vote of Security Holders

	Item 6.	Exhibits	61
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

Rohm and Haas Company and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
(in millions, except per share amounts)
(unaudited)

Net sales	$2,471	$2,204	$7,545	$6,554
Cost of goods sold	1,874	1,590	5,658	4,727

Gross profit	597	614	1,887	1,827
Selling and administrative expense	287	256	873	793
Research and development expense	85	72	244	213
Interest expense	39	30	124	77
Amortization of intangibles	16	14	48	42
Restructuring and asset impairments	4	18	102	28
Pension Judgment	—	65	—	65
Share of affiliate earnings, net	6	6	96	17
Other expense (income), net	40	(3)	19	(32)

Earnings from continuing operations before income taxes, and minority interest	132	168	573	658
Income taxes	—	36	111	168
Minority interest	3	3	14	10

Earnings from continuing operations	129	129	448	480

Discontinued operations:
Net earnings of discontinued lines of business, net of tax	2	—	2	1

Net earnings	131	129	450	481

Basic earnings per share (in dollars):
From continuing operations	$0.67	$0.62	$2.31	$2.26
Earnings from discontinued operation	0.01	—	0.01	0.01

Net earnings per share	$0.68	$0.62	$2.32	$2.27

Diluted earnings per share (in dollars):
From continuing operations	$0.66	$0.61	$2.28	$2.23
Earnings from discontinued operation	0.01	—	0.01	0.01

Net earnings per share	$0.67	$0.61	$2.29	$2.24

Weighted average common shares outstanding — basic	192.7	206.8	193.6	212.1
Weighted average common shares outstanding — diluted	195.7	210.1	196.5	215.3
See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Statements of Cash Flows

For the nine months ended September 30,	2008	2007
(in millions)
(unaudited)

Cash flows from operating activities
Net earnings	$450	$481
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Gain) loss on disposal of businesses and equity affiliates	(86)	2
Federal income taxes related to disposal of equity affiliates	39	—
(Gain) on sale of assets	(3)	(2)
Provision for allowance for doubtful accounts	7	4
Provision for LIFO reserve	67	17
Provision from deferred taxes	(86)	(87)
Asset impairments	24	17
Depreciation	348	309
Amortization of intangibles	48	42
Pension judgment	—	65
Share-based compensation	43	36
Changes in assets and liabilities:
Accounts receivable	86	(195)
Inventories	(174)	33
Prepaid expenses and other current assets	(25)	(13)
Accounts payable and accrued liabilities	(104)	(129)
Federal, foreign and other income taxes payable	(48)	18
Other, net	33	(8)

Net cash provided by operating activities	619	590

Cash flows from investing activities
Acquisitions of businesses affiliates and intangibles, net of cash received	(163)	(119)
Proceeds from disposal of businesses and equity affiliates, net	118	15
Decrease in restricted cash	3	—
Proceeds from the sale of land, buildings and equipment	7	16
Capital expenditures for land, buildings and equipment	(366)	(276)
Payments to settle derivative contracts	(48)	(35)

Net cash used by investing activities	(449)	(399)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	1,320
Repayments of long-term debt	(5)	(236)
Purchase of common stock	(13)	(1,462)
Contribution from minority shareholder in consolidated joint venture	22	—
Tax benefit on stock options	24	8
Proceeds from exercise of stock options	101	43
Net change in short-term borrowings	(44)	10
Payment of dividends	(233)	(231)

Net cash used by financing activities	(148)	(548)

Net increase (decrease) in cash and cash equivalents	22	(357)
Effect of exchange rate changes on cash and cash equivalents	(11)	11
Cash and cash equivalents at the beginning of the period	265	593

Cash and cash equivalents at the end of the period	$276	$247

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
(in millions, except share data)
(unaudited)

Assets
Cash and cash equivalents	$276	$265
Restricted cash	—	3
Receivables, net	1,891	1,876
Inventories	1,120	1,024
Prepaid expenses and other current assets	308	258

Total current assets	3,595	3,426

Land, buildings and equipment, net of accumulated depreciation	2,856	2,871
Investments in and advances to affiliates	165	195
Goodwill, net of accumulated amortization	1,671	1,668
Other intangible assets, net of accumulated amortization	1,448	1,492
Other assets	428	455

Total Assets	$10,163	$10,107

Liabilities and Stockholders’ Equity
Liabilities:
Short-term obligations	$114	$158
Trade and other payables	847	806
Accrued liabilities	792	788
Income taxes payable	—	17

Total current liabilities	1,753	1,769

Long-term debt	3,115	3,139
Employee benefits	740	760
Deferred income taxes	666	766
Other liabilities	323	312

Total Liabilities	6,597	6,746

Minority interest	227	215
Commitments and contingencies
Stockholders’ Equity:
Preferred stock; par value — $1.00; authorized — 25,000,000 shares; issued — no shares	—	—
Common stock; par value — $2.50; authorized — 400,000,000 shares; issued — 242,078,349 shares	605	605
Additional paid-in capital	2,287	2,147
Retained earnings	2,708	2,569

	5,600	5,321
Treasury stock at cost (2008 — 46,876,902 shares; 2007 — 46,227,211 shares)	(1,921)	(1,918)
ESOP shares (2008 — 7,408,438 shares; 2007 — 7,995,877 shares)	(72)	(75)
Accumulated other comprehensive loss	(268)	(182)

Total Stockholders’ Equity	3,339	3,146

Total Liabilities and Stockholders’ Equity	$10,163	$10,107

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the period ended September 30, 2008

	Number of				Number of
	Shares of				Shares of			Accumulated
	Common		Additional		Treasury			Other	Total	Total
(in millions, except share amounts in thousands)	Stock	Common	Paid-in	Retained	Stock	Treasury		Comprehensive	Stockholders’	Comprehensive
(unaudited)	Outstanding	Stock	Capital	Earnings	Outstanding	Stock	ESOP	Income (Loss)	Equity	Income

Balance December 31, 2007	195,852	$605	$2,147	$2,569	46,227	$(1,918)	$(75)	$(182)	$3,146

Net earnings				450					450	$450
Current period changes in fair value of derivatives, net of taxes of ($4)								7	7	7
Reclassification to earnings of derivative instruments qualifying as hedges, net of taxes of $0								(1)	(1)	(1)
Cumulative translation adjustment, net of taxes of $31								(88)	(88)	(88)
Amortization of net actuarial loss for pension plans, net of taxes of $2								(4)	(4)	(4)

Total comprehensive income										$364

Repurchase of common stock	(3,297)		99		3,297	(112)			(13)
Common stock issued:
Stock-based compensation	2,647		41		(2,647)	109			150
ESOP							3		3
Tax benefit on ESOP				3					3
Common dividends ($1.60 per share)(1)				(314)					(314)

Balance September 30, 2008	195,202	$605	$2,287	$2,708	46,877	$(1,921)	$(72)	$(268)	$3,339

(1)	Dividends per share represent dividends paid of $1.19 per share during the nine months ended September 30, 2008 and the dividend of $0.41 declared on September 25, 2008, payable in the fourth quarter of 2008.
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
These financial statements should be read in conjunction with the financial statements, accounting policies and the notes included in our Form 10-K for the year ended December 31, 2007, filed on February 21, 2008 as amended by our Form 8-K filed with the SEC on June 6, 2008. The interim results are not necessarily indicative of results for a full year. In addition, the September 30, 2008 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
The Form 8-K filed on June 6, 2008, reflects Business Segment results on a pre-tax basis as we previously presented Business Segment results on an after-tax basis. In addition, we discovered an error in the determination of the impact of foreign exchange rates on short term debt and cash and cash equivalents related to the presentation of these items in the Consolidated Statements of Cash Flows and the Form 8-K reflects the revised results from financing activities and foreign exchange impact on cash and cash equivalents for the years ended December 31, 2005, 2006 and 2007. We have also revised the presentation of these items in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2007, included in this document.
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
We also hold a variable interest in another joint venture, accounted for under the equity method of accounting. The variable interest relates to a cost-plus arrangement between the joint venture and each joint venture partner. We have determined that we are not the primary beneficiary and therefore have not consolidated the entity’s assets, liabilities and results of operations in our Consolidated Financial Statements. The entity provides manufacturing services to us and the other joint venture partner, and has been in existence since 1999. As of September 30, 2008, our investment in the joint venture totals approximately $52 million, representing our maximum exposure to loss.
NOTE 2: New Accounting Pronouncements
Determining Whether Share Based Payment Transactions are Participating Securities
In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-

based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings Per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. FSP EITF 03-6-1 is effective for fiscal periods beginning after December 15, 2008. All prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. We are currently assessing the impact of the adoption of this FSP to our Consolidated Income Statements.
Determination of the Useful Life of Intangible Assets
In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (“GAAP”). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently assessing the impact of this FSP to our Consolidated Financial Statements.
Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued the SFAS No. 161, “Disclosures about Derivatives and Hedging Activities,” which enhances the requirements under SFAS No. 133, “Accounting for Derivatives and Hedging Activities.” SFAS No. 161 requires enhanced disclosures about an entity’s derivatives and hedging activities and how they affect an entity’s financial position, financial performance, and cash flows. This statement will be effective for fiscal years and interim periods beginning after November 15, 2008. We currently believe that the impact to our Consolidated Financial Statements will be limited to additional disclosure.
Accounting for Collaborative Arrangements
In December 2007, the Emerging Issues Task Force (“EITF”) met and ratified EITF No. 07-01, “Accounting for Collaborative Arrangements,” in order to define collaborative arrangements and to establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This EITF is to be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We do not believe this EITF will have a material effect on our Consolidated Financial Statements.
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

Business Combinations
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We will be required to adopt SFAS 141R on January 1, 2009 and we will apply this guidance to any acquisitions that close subsequent to December 31, 2008.
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
Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards
In November 2006 and in March 2007, the EITF met and issued EITF No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards,” in order to clarify the recognition of the income tax benefit received from dividends paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified nonvested share options charged to retained earnings. EITF No. 06-11 states that the income tax benefit received from dividends paid on equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified nonvested share options should be charged to retained earnings, and should be recognized as an increase to additional paid-in capital. EITF No. 06-11 is to be applied prospectively to the income tax benefits on equity classified employee share-based payment awards that are declared in fiscal years beginning after September 15, 2007. We adopted this EITF effective January 1, 2008, and it did not have a material impact on our Consolidated Financial Statements.
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
In July 2008, we acquired the operations of SKC Euro Display for approximately $28 million, which included fixed assets of approximately $22 million, accounts receivable of approximately $5 million and inventory of approximately $1 million.
On July 31, 2008, our Salt segment acquired the Season-All® brand seasoned salt product line from McCormick & Company for $15 million in cash, primarily comprised of $14 million of intangible assets, including $12 million of trade name and $2 million of customer lists. This purchase supports the Salt segment’s strategy of expanding its specialty salt portfolio.
On April 1, 2008, we acquired the FINNDISP division of OY Forcit AB, a Finnish paint emulsions operation, for approximately 52 million Euros (approximately $79 million). Based in Hanko, Finland, this former division of Forcit makes water-based emulsions used in the manufacture of paints and coatings, lacquers and adhesives in Northern Europe and the Commonwealth of Independent States (former Soviet Union). As part of the initial purchase price allocation, $9 million was allocated to definite-lived intangible assets primarily consisting of customer relationships.
The following table presents the initial purchase price allocation of our acquisition of FINNDISP:

(in millions)	April 1, 2008

Current assets, including cash acquired of $1 million
Accounts receivable	$3
Inventories	19
Land, buildings and equipment	43
Goodwill	26
Intangible assets	9
Other, including cash acquired of $1 million	1

Total assets acquired	$101

Current liabilities
Accounts payable	$6
Notes payable	16

Total liabilities assumed	$22

Net assets	$79

We expect to have the purchase price allocation complete by the end of 2008 as we are finalizing the final value of the closing balance sheet with OY Forcit AB.
On April 4, 2008, we acquired Gracel Display, Inc., a leading developer and manufacturer of Organic Light Emitting Diode materials based in South Korea for approximately $41 million. As part of the initial purchase price allocation, $5 million was allocated to definite-lived intangible assets primarily consisting of customer relationships with useful lives of five to seven years. We also recorded a charge of $1 million for acquired in-process research and development, for which technological feasibility had not yet been established. This charge is included in restructuring and asset impairments in the Consolidated Statement of Operations.

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

The following table represents the unaudited pro forma results had the acquisitions of FINNDISP and Gracel Display, Inc. occurred on January 1, 2007 and 2008:

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions, except per share amounts)	2008	2007	2008	2007

Pro forma net sales	$2,471	$2,220	$7,559	$6,594
Pro forma net earnings	131	130	451	484
Pro forma earnings per share —
Basic	$0.68	$0.63	$2.33	$2.28
Diluted	0.67	0.62	2.30	2.25
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
•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect our own assumptions.
The following describes the valuation methodologies used to measure fair value and key inputs:
•	Cash equivalents: We classify highly liquid investments with a maturity date of 30 days or less at the date of purchase including U.S. Treasury bills, federal agency securities and commercial paper as cash equivalents. We use quoted prices where available to determine fair value for U.S. Treasury notes, and industry standard valuation models using market based inputs when quoted prices are unavailable such as for corporate obligations.

•	Long-term investments: These investments are quoted at market prices from various stock and bond exchanges.

•	Derivative instruments and long-term debt: As part of our risk management strategy, we enter into derivative transactions to mitigate exposures. Our derivative instruments include interest rate swaps on long-term debt, currency swaps and currency forwards and options. Commodity derivative instruments are used to reduce portions of our commodity price risks, especially energy. The fair values for our derivatives and related long-term debt are based on quoted market prices from various banking institutions or an independent third party provider for similar instruments.
Our population of financial assets and liabilities subject to recurring fair value measurements and the necessary disclosures are as follows:

	Fair Value As
	of	Fair Value Measurements at September 30,
	September 30,	2008 using Fair Value Hierarchy
(in millions)	2008	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$276	$276	$—	$—
Foreign exchange derivatives	15	—	15	—
Long-term investments	67	67	—	—

Total assets at fair value	$358	$343	$15	$—

Liabilities
Interest rate derivatives	$5	$—	$5	$—
Long-term debt	1,095	—	1,095	—
Commodity derivatives	2	—	2	—

Total liabilities at fair value	$1,102	$—	$1,102	$—

Interest Rate Swaps
In the second quarter of 2008, we entered into interest rate swap agreements totaling $850 million to swap the fixed rate component of the $850 million 10-year fixed rate notes due in June 2017 to a floating rate based on three and six month LIBOR. The changes in fair value of the interest rate swap agreements are marked-to-market through income together with the offsetting changes in fair value of the underlying notes.

Counter-party Risk
We manage counter-party risk by entering into derivative contracts only with major financial institutions of investment grade credit rating and by limiting the amount of exposure to each financial institution. The terms of certain of our derivative contracts allow us to settle at market if the counter-party is downgraded below investment grade. As of September 30, 2008, our largest exposure on derivative contracts with any one financial institution was $10 million, and our total exposure was $23 million. Based on our credit evaluation of each institution comprising these exposures, we have determined the carrying values as of September 30, 2008 to be fully realizable upon settlement.
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
•	Electronic Technologies

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
•	Display Technologies

This business develops, manufactures and markets materials used in the production of electronic displays. This business includes our joint venture with SKC Co. Ltd. of South Korea, SKC Haas Display Films (“SKC Haas”), which develops, manufactures, and markets advanced specialty films and materials used in LCD and plasma displays. These include light diffuser films, micro lens films, optical protection films, release protection films, reflectors, technology for touch panels, Plasma Display Panel filters, and process chemicals used to manufacture LCD color filters. This business also includes the leading-edge light management film technology acquired from Eastman Kodak in 2007, as well as process chemicals used in LCD production originally developed by Rohm and Haas. On April 4, 2008, we acquired Gracel Display, Inc., a leading developer and manufacturer of Organic Light Emitting Diode materials for approximately $41 million. In July 2008, we acquired the operations of SKC Euro Display for approximately $28 million. See Note 3 for further discussion on this acquisition. The results of these acquisitions have been included in Display Technologies since their respective acquisition dates.
•	Paint and Coatings Materials

This business produces acrylic emulsions and additives that are used primarily to make decorative and industrial coatings. Its products are critical components used in the manufacture of architectural paints used by do-it-yourself consumers and professional contractors. Paint and Coatings Materials products are also used in the production of industrial coatings (for use on wood and metal, and in traffic paint); in construction applications (for use in roofing materials, insulation, and cement modification); and floor care products. On April 1, 2008, we acquired the FINNDISP former division of OY Forcit AB, a Finnish paint emulsions operation for approximately 52 million Euros or approximately U.S. $79 million. Beginning on April 1, 2008, the results of this operation are included in Paint and Coatings Materials. See Note 3 for further discussion on this acquisition.
•	Packaging and Building Materials

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
•	Primary Materials

This business produces methyl methacrylate, acrylic acid and associated esters as well as specialty monomer products which are building blocks used in our downstream polymer businesses and which are also sold externally. Internal consumption of Primary Materials products is principally in the Paint and Coatings Materials and Packaging and Building Materials businesses. Primary Materials also provides polyacrylic acid dispersants, opacifiers and rheology modifiers/thickeners to the global household and industrial markets.
•	Performance Materials Group

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
•	Salt

The Salt business houses the Morton Salt name, including the well-known image of the Morton Salt Umbrella Girl and the familiar slogan, “when it rains it pours.” This business also encompasses the leading table salt brand in Canada, Windsor Salt. Salt’s product offerings extend well beyond the consumer market to include salts used for food processing, agriculture, water conditioning, highway ice-control and industrial processing applications. On July 31, 2008, we acquired the Season-All® brand from McCormick & Company for approximately $15 million. Beginning on July 31, 2008, the results of this business were included in the Salt segment. See Note 3 for further discussion on this acquisition.

The table below presents net sales by reportable segment. Segment eliminations are presented for intercompany sales between reportable segments.
Net Sales by Business Segment and Region

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
	2008	2007	2008	2007

Business Segment
Electronic Technologies	$433	$433	$1,335	$1,212
Display Technologies	73	9	232	15

Electronic Materials Group	$506	$442	$1,567	$1,227
Paint and Coatings Materials	636	570	1,804	1,652
Packaging and Building Materials	476	460	1,463	1,373
Primary Materials	667	542	1,940	1,584
Elimination of Intersegment Sales	(353)	(297)	(1,012)	(860)

Specialty Materials Group	$1,426	$1,275	$4,195	$3,749
Performance Materials Group	322	296	964	882
Salt	217	191	819	696

Total net sales	$2,471	$2,204	$7,545	$6,554

Customer Location
North America	$1,100	$1,039	$3,375	$3,180
Europe	631	549	1,963	1,691
Asia-Pacific	615	515	1,859	1,408
Latin America	125	101	348	275

Total net sales	$2,471	$2,204	$7,545	$6,554

Pre-Tax Earnings (Loss) from Continuing Operations by Business Segment (1)

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
	2008	2007	2008	2007

Business Segment
Electronic Technologies	$91	$109	$377	$300
Display Technologies	(8)	(10)	(30)	(15)

Electronic Materials Group	$83	$99	$347	$285
Paint and Coatings Materials	66	96	183	275
Packaging and Building Materials	29	42	88	130
Primary Materials	9	24	65	89

Specialty Materials Group	$104	$162	$336	$494
Performance Materials Group	41	33	105	87
Salt	9	11	82	62
Corporate (2)	(105)	(137)	(297)	(270)

Earnings from continuing operations before income taxes, and minority interest	$132	$168	$573	$658

(1)	Prior to 2008, our Business Segment results were reported on an after-tax basis. See Form 8-K, filed June 6, 2008, for the presentation of prior year business results on a pre-tax basis.

(2)	Corporate includes certain corporate governance costs, interest income and expense, environmental remediation expense, insurance recoveries, exploratory research and development expense, currency gains and losses related to balance sheet non-functional currency exposures, any unallocated portion of shared services and other infrequently occurring items.

NOTE 6: Restructuring and Asset Impairments
Severance and employee benefit costs associated with restructuring initiatives are primarily accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.” Asset impairment charges are accounted for in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” The following net restructuring charges were recorded for the three months and nine months ended September 30, 2008 and 2007, respectively, as detailed below:
Restructuring and Asset Impairments

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2008	2007	2008	2007

Severance and employee benefits, net	$1	$13	$78	$12
Other, including contract lease termination penalties	—	—	—	(1)
Asset impairments	3	5	24	17

Amount charged to earnings	$4	$18	$102	$28

Restructuring by Business Segment

	Severance and Employee
	Benefits			Headcount
(in millions, except headcount)	2008	2007	2006	2008	2007	2006

Initial Charge

Electronic Technologies	$6	$3	$1	160	51	9
Display Technologies	3	—	—	59	—	—

Electronic Materials Group	$9	$3	$1	219	51	9
Paint and Coatings Materials	36	2	6	387	15	75
Packaging and Building Materials	8	1	1	107	14	18
Primary Materials	1	—	2	3	—	17

Specialty Materials Group	$45	$3	$9	497	29	110
Performance Materials Group	11	7	6	123	82	37
Salt	—	—	5	—	9	114
Corporate	14	2	5	158	30	59

Total initial charge	$79	$15	$26	997	201	329

Less: Activity
Activity during 2006			(3)			(68)
Changes in estimate			(1)			—

December 31, 2006 ending balance			$22			261
Activity during 2007		(4)	(17)		(72)	(182)
Changes in estimate		—	(3)		(9)	(47)

December 31, 2007 ending balance		$11	$2		120	32
Activity during 2008	(7)	(6)	(2)	(69)	(49)	(8)
Changes in estimate	—	(1)	—		(7)	(22)

Balance at September 30, 2008	$72	$4	$—	928	64	2

Restructuring reserves as of September 30, 2008 total $76 million and are included in Accrued liabilities in the Consolidated Balance Sheet. The restructuring reserve balance presented is considered adequate to cover committed restructuring actions. Cash payments related to severance and employee benefits are expected to be paid over the next 18 months.

Restructuring Initiatives
2008 Initiatives
For the nine months ended September 30, 2008, we recorded approximately $79 million of expense for severance and associated employee benefits affecting 997 positions, resulting from:
•	A 30 percent reduction of installed capacity in our emulsions network in North America, reflecting the cumulative impact of productivity improvement efforts and reduced market demand;

•	Significant reductions included selling and administrative costs for the Specialty Materials Group in mature markets;

•	An adjustment of our infrastructure for the Electronic Materials Group, reflecting the continued shift of the business to Asia;

•	Cost reductions related to productivity improvements for various other businesses and regions; and

•	The termination of toll manufacturing support arrangements at two facilities related to a prior divestiture.
Of the initial 997 positions identified under the total 2008 restructuring initiatives, 69 positions have been eliminated as of September 30, 2008.
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
During the nine months ended September 30, 2008, there was a $1 million decrease in severance and employee benefit charges, resulting from a change in estimate, related to total 2007 initiatives.
Of the initial 201 positions identified under total 2007 restructuring initiatives, we reduced the total number of positions to be affected by 16 to 185 positions in total. As of September 30, 2008, 121 positions have been eliminated.
2006 Initiatives
Of the initial 329 positions identified under total 2006 restructuring initiatives, we reduced the total number of positions to be affected by 69 to 260 positions in total. As of September 30, 2008, 258 positions have been eliminated.
Asset Impairments
2008 Impairments
For the three months ended September 30, 2008, we recognized $3 million of fixed asset impairment charges due to damage at our Salt operations in the Bahamas from hurricane Ike.
For the nine months ended September 30, 2008, we recognized $24 million of fixed asset impairment charges. In addition to the $3 million of impairments to our Salt operation related to the hurricane discussed above, we recorded $21 million of asset impairment charges in the first six months of 2008. These charges include a $1 million write-off of in process research and development relating to the Gracel acquisition within Display Technologies. In addition, reduced market demand and productivity improvements in North America resulted in the impairment of fixed assets at our Louisville, KY plant totaling $5 million, $3 million of which impacted the Paint and Coatings Materials business and $2 million related to the Packaging and Building Materials business. The Packaging and Building Materials business also recorded an additional fixed asset impairment charge of $7 million due to a transfer of select business lines from our Jacarei, Brazil plant. An adjustment of our infrastructure for the Electronic Materials Group, reflecting the continued shift of the business to Asia resulted in an asset impairment charge of $3 million, $2 million of which resulted from exiting select business lines relating to the Packaging and Finishing Technologies business at our Blacksburg, VA plant and $1 million for the closing of a research and development site relating to Semiconductor Technologies business in Phoenix, AZ. Lastly, we recorded $5 million of asset impairment charges in the first quarter of 2008 associated with fixed asset write downs related to the restructuring of two manufacturing facilities due to the termination of toll manufacturing support arrangements related to a prior divestiture.
2007 Impairments
For the three months ended September 30, 2007, we recorded asset impairments of approximately $5 million. These impairments relate to the exiting of our digital imaging business line, located in Bristol, Pennsylvania.
For the nine months ended September 30, 2007, we recorded net asset impairments of approximately $17 million. In addition to the impairment recorded during the third quarter of 2007 discussed above, we recorded a $13 million write-off of our investment in Elemica, an online chemicals e-marketplace, and the $3 million write-off of in-process research and development relating to the Eastman Kodak Company Light Management Films business acquisition, partially offset by a $4 million gain on the sale of real estate previously written down.
NOTE 7: Comprehensive Income
The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2008	2007	2008	2007

Net earnings	$131	$129	$450	$481
Other comprehensive income:
Current period changes in fair value of derivative instruments qualifying as hedges, net of ($3), $2, ($4) and $0 of income taxes, respectively	5	(4)	7	(1)
Reclassification to earnings of derivative instruments qualifying as hedges, net of $1, $1, $0 and $2 of income taxes, respectively	—	(2)	(1)	(4)
Cumulative translation adjustment, net of $5, ($16), $31 and ($17) of income taxes (benefit), respectively	(100)	11	(88)	11
Pension plan adjustments, net of $2, ($2), $2 and ($8) of income taxes, respectively	(2)	6	(4)	22

Total comprehensive income	$34	$140	$364	$509

NOTE 8: Earnings per Share
The difference in common shares outstanding used in the calculation of basic and diluted earnings per common share is primarily due to the effect of stock options and non-vested restricted stock as reflected in the reconciliations below.
The reconciliation from basic to diluted earnings per share is as follows:

	Three months ended,				Nine months ended,
	September 30,				September 30,
(in millions, except
per share amounts)	2008	2008	2007	2007	2008	2008	2007	2007
Consolidated	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic

Earnings from continuing operations	$129	$129	$129	$129	$448	$448	$480	$480
Earnings from discontinued operation	2	2	—	—	2	2	1	1

Net earnings	$131	$131	$129	$129	$450	$450	$481	$481

Average Equivalent Shares
Common stock outstanding	192.7	192.7	206.8	206.8	193.6	193.6	212.1	212.1
Employee compensation-related shares, including stock options(1)	3.0	—	3.3	—	2.9	—	3.2	—

Total average equivalent shares	195.7	192.7	210.1	206.8	196.5	193.6	215.3	212.1

Per-Share Amounts
Earnings from continuing operations	$0.66	$0.67	$0.61	$0.62	$2.28	$2.31	$2.23	$2.26
Earnings from discontinued operation	0.01	0.01	—	—	0.01	0.01	0.01	0.01

Net earnings per share	$0.67	$0.68	$0.61	$0.62	$2.29	$2.32	$2.24	$2.27

Note:

(1)	For the three months ended September 30, 2008 and 2007, there were zero shares and for the nine months ended September 30, 2008 and 2007, there were zero and 0.3 million shares, respectively, that were excluded from the calculation of diluted earnings per share as the exercise price of the stock options was greater than the average market price for their respective periods.

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
The following disclosures include amounts for both the U.S. and significant foreign pension plans (primarily Canada, Germany, Japan and the United Kingdom) and other postretirement benefits.
Estimated Components of Net Periodic Cost

		Pension Benefits			Other Postretirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(in millions)	2008	2007	2008	2007	2008	2007	2008	2007

Service cost	$20	$21	$59	$62	$1	$2	$4	$4
Interest cost	38	37	116	108	6	6	19	19
Expected return on plan assets	(50)	(47)	(150)	(140)	(1)	(1)	(2)	(2)
Amortization of prior service cost	(1)	—	(3)	1	—	(1)	(1)	(2)
Amortization of net loss	3	7	9	18	1	1	1	2
Pension judgment	—	65	—	65	—	—	—	—
Curtailment gain	—	(1)	—	(1)	—	—	—	—
Settlement gain	—	—	(2)	(1)	—	—	—	—

Net periodic benefit cost	$10	$82	$29	$112	$7	$7	$21	$21

Employer Contributions
During the three and nine months ended September 30, 2008, we contributed approximately $27 million and $85 million, respectively, to our qualified and non-qualified pension and postretirement benefit plans. We anticipate making full-year contributions of approximately $105 million for 2008, which consist of $30 million to our foreign qualified pension plans, $17 million to our non-qualified pension plans and $58 million to our postretirement benefit plans.
Global qualified, non-qualified pension expense and postretirement benefit expense for 2008 is expected to be approximately $67 million.
NOTE 10: Inventories
Inventories consist of the following:

(in millions)	September 30, 2008	December 31, 2007
Finished products	$545	$479
Work in process	356	345
Raw materials	165	151
Supplies	54	49

Total	$1,120	$1,024

NOTE 11: Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2008, by business segment, are as follows:

	Electronic	Display	Paint and Coatings	Packaging and	Primary	Performance
(in millions)	Technologies	Technologies	Materials	Building Materials	Materials	Materials Group	Salt	Total

Balance as of January 1, 2008	$374	$94	$66	$527	$29	$251	$327	$1,668

Goodwill related to acquisitions(1)	1	28	26	—	—	—	—	55

Opening Balance Sheet Adjustments(2)	(2)	—	—	(3)	—	(4)	(4)	(13)

Currency effects and other(3)	—	(26)	(5)	(8)	—	—	—	(39)

Balance as of September 30, 2008	$373	$96	$87	$516	$29	$247	$323	$1,671

(1)	Goodwill related to acquisitions is due to the following: $28 million, Display Technologies related to the acquisition of Gracel Display, Inc.; $26 million, Paint and Coatings Materials, acquisition of FINNDISP; and, $1 million, Electronic Technologies, buyback of additional shares of CMPT.

(2)	Primarily relates to adjustments to opening balance sheet liabilities due to the favorable resolution of tax audits resulting in the reduction of opening balance sheet tax reserves and valuation allowances.

(3)	Certain goodwill amounts are denominated in foreign currencies and are translated using the appropriate U.S. dollar exchange rate.

Intangible Assets
The following table provides information regarding changes to our finite-lived intangible assets, subject to amortization, and indefinite-lived intangible assets, which are not subject to amortization.
Gross Asset Value

	Finite-Lived				Indefinite-Lived
				Patents,
	Developed	Customer		Licenses &
(in millions)	Technology	Lists	Tradename	Other	Strategic	Tradename	Total

Balance as of January 1, 2008	$418	$911	$142	$172	$84	$335	$2,062
Acquisitions(1)	—	18	13	2	—	—	33
Currency effects (2)	(7)	(18)	(1)	—	(5)	(4)	(35)
Divestitures (3)	—	—	—	(1)	—	—	(1)

Balance as of September 30, 2008	$411	$911	$154	$173	$79	$331	$2,059

Accumulated Amortization

	Finite-Lived				Indefinite-Lived
				Patents,
	Developed	Customer		Licenses &
(in millions)	Technology	Lists	Tradename	Other	Strategic	Tradename	Total

Balance as of January 1, 2008	$(203)	$(198)	$(33)	$(110)	$(5)	$(21)	$(570)
Additions	(20)	(18)	(7)	(3)	—	—	(48)
Currency(2)	2	2	—	—	1	1	6
Divestitures(3)	—	—	—	1	—	—	1

Balance as of September 30, 2008	(221)	(214)	(40)	(112)	(4)	(20)	(611)

Net Book Value	$190	$697	$114	$61	$75	$311	$1,448

(1)	Finite-lived intangible assets increased by $9 million as a result of our acquisition of the FINNDISP division of OY Forcit AB, $5 million as a result of the acquisition of Gracel Display, Inc., both in April 2008. In addition, $5 million of finite-lived Customer Lists were acquired in relation to our Performance Materials Group and $14 million as a result of the acquisition of the Season-All® brand seasoned salt product line from McCormick & Company.

(2)	Certain intangible assets are denominated in foreign currencies and are translated using the appropriate U.S. dollar exchange rate.

(3)	Divestitures resulted from exiting select business lines relating to the Packaging and Finishing Technologies business at our Blacksburg, VA plant.
Amortization expense for finite-lived intangible assets was $16 million and $48 million for the three and nine months ended September 30, 2008, respectively, and $14 million and $42 million for the three and nine months ended September 30, 2007, respectively. Amortization expense is expected to be approximately $65 million for the full 2008 year, $67 million for 2009 and 2010, $64 million for 2011 and $58 million for the year 2012.
Annual SFAS No. 142 Impairment Review
In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to perform, at a reporting unit level, an annual impairment review of goodwill and indefinite-lived intangible assets, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For purposes of this review, we primarily utilize discounted cash flow analyses for estimating the fair value of the reporting units. We completed our annual recoverability review as of May 31, 2008 and determined that goodwill and indefinite-lived intangible assets were fully recoverable as of these dates.

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
•	Remediation Reserves and Reasonably Possible Amounts
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

(in millions)	Balance

December 31, 2007	$150
Amounts charged to earnings	40
Amounts spent	(26)

September 30, 2008	$164

In addition to accrued environmental liabilities, there are costs which have not met the definition of probable, and accordingly, are not recorded in the Consolidated Balance Sheets. Estimates for liabilities to be incurred between 11 to 30 years in the future are considered only reasonably possible because the chance of a future event occurring is more than remote but less than probable. These loss contingencies are monitored regularly for a change in fact or circumstance that would require an accrual adjustment. We have identified reasonably possible loss contingencies related to environmental matters of approximately $139 million and $124 million at September 30, 2008 and December 31, 2007, respectively.
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
The Wood-Ridge, New Jersey site (“Site”), and Berry’s Creek, which runs past this Site, are areas of environmental significance to the Company. The Site is the location of a former mercury processing plant acquired many years ago by a company later acquired by Morton International, Inc. (“Morton”). Morton and Velsicol Chemical Corporation (“Velsicol”) have been held jointly and severally liable for the cost of remediation of the Site. The New Jersey Department of Environmental Protection (“NJDEP”) issued the Record of Decision documenting the clean-up requirements for the manufacturing site in October 2006. We have submitted a work plan to implement the remediation, and entered into an agreement to perform the work. The trust created by Velsicol will bear a portion of the cost of remediation, consistent with the bankruptcy trust agreement that established the trust. In addition, an unsuccessful two day mediation session was conducted in July with approximately one dozen non-settling parties, including companies whose materials were processed at the manufacturing site, to resolve their share of the liability for a portion of the remediation costs. We are in continued discussions with these parties under an agreement tolling the deadlines for filing cost-recovery litigation. Our ultimate exposure at the Site will depend on clean-up costs and on the level of contribution from other parties.
In response to EPA letters to a large number of potentially responsible parties (“PRPs”) requiring the performance of a broad scope investigation of risks posed by contamination in Berry’s Creek and the surrounding wetlands, a group of approximately 100 PRPs negotiated a scope of work for the study and an Administrative Order to perform the work through common technical resources and counsel. Work plans were submitted during the third quarter of 2008. Performance of this study is expected to take at least five years to complete. Today, there is much uncertainty as to what will be required to address Berry’s Creek, but investigation and clean-up costs, as well as potential resource damage assessments, could be substantial and our share of these costs could possibly be material to the results of our operations, cash flows and consolidated financial position.
•	Paterson
We closed the former Morton plant at Paterson, New Jersey in December 2001, and are currently undertaking remediation of the site under New Jersey’s Industrial Site Recovery Act. We removed contaminated soil from the site and constructed an on-site remediation system for residual soil and groundwater contamination. Off-site investigation of contamination is ongoing. Although the former Paterson facility was located on the upper Passaic River, the Company received and responded to a request for information from the government associated with its Lower Passaic River Study Area. The request focused on chemicals that may have been used, processed, released or discharged from the manufacturing site and subsequently may have entered the Passaic River. We believe that any nexus between the Paterson operations on the upper Passaic River and the contamination in the Lower Passaic River is remote, but the government and other PRPs will continue to attempt to spread the costs of the study and clean up across more parties. To this end, the responsible parties that were sued by New Jersey authorities to force clean up of the Lower Passaic have filed an Answer to the New Jersey lawsuit indicating that they intend to join over 225 additional parties, including Morton.
•	Martin Aaron Superfund Site
Rohm and Haas is a PRP at this Camden, New Jersey former drum recycling site. U.S. EPA Region 2 issued a Record of Decision in 2005. The project is divided into two phases: Phase I will involve soil remediation and groundwater monitoring. Phase II will address groundwater remediation and institutional controls. Rohm and Haas and other PRPs entered into a Consent Decree for performance of Phase I of the remedy. Additionally, the Consent Decree, which has been entered by the Court, resolves the claims of the U.S. EPA and the claims of the NJDEP for past costs and natural resources damages.

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
Other Litigation
In November 2006, a complaint was filed in the United States District Court for the Western District of Kentucky by individuals alleging that their persons or properties were invaded by particulate and air contaminants from the Louisville plant. The complaint seeks class action certification alleging that there are hundreds of potential plaintiffs residing in neighborhoods within two miles of the plant. We have reached a settlement in principle of this lawsuit.
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

In January 2006 and thereafter, civil lawsuits were filed against Rohm and Haas and other chemical companies in U.S. federal court, alleging violation of antitrust laws in the production and sale of methyl methacrylate (“MMA”) and polymethylmethacrylates (“PMMA”). The various plaintiffs sought to represent a class of direct or indirect purchasers of MMA or PMMA in the United States from January 1, 1995 through December 31, 2003. The lawsuits referred to an investigation of certain chemical producers by the European Commission in which Rohm and Haas was not involved in any way. However, in June 2006, both the direct purchasers and the indirect purchasers filed amended complaints in which Rohm and Haas was not named as a defendant, and therefore we are no longer a party to these lawsuits. In addition, another United States complaint brought in late 2006 has been dismissed. Although we remain a defendant in a similar lawsuit filed in Canada, we believe the Canadian lawsuit is without merit as to us, and, if we are not dropped from the lawsuit, we intend to defend it vigorously.
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
In August 2005 and thereafter, complaints were filed relating to brain cancer incidence among employees who worked at our Spring House, Pennsylvania research facility. An action filed in the Philadelphia Court of Common Pleas seeking medical monitoring was dismissed as barred by Pennsylvania Workers’ Compensation Law, as has a separate Commonwealth Court action seeking leave to proceed as a class action before the Workers’ Compensation Bureau. Seven personal injury complaints were filed in the Court of Common Pleas and, in addition, Workers’ Compensation petitions were filed regarding two of the individuals. Our ongoing epidemiological studies have not found an association between anything in the Spring House workplace and brain cancer. In March 2008, we retained the University of Minnesota to complete the epidemiology studies.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following commentary should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements for the year ended December 31, 2007, and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our 10-K file on February 21, 2008, as amended by our Form 8-K filed with the Securities and Exchange Commission on June 6, 2008 for the year ended December 31, 2007.
Within the following discussion, unless otherwise stated, “three month period” refers to the three months ended September 30, 2008, and “prior period” refers to comparisons with the corresponding period in the previous year. “Nine month period” refers to the nine months ended September 30, 2008, and “prior period” refers to comparisons with the corresponding period in the previous year.
Forward-Looking Information
This document contains forward-looking information so that investors will have a better understanding of our future prospects and make informed investment decisions. Forward-looking statements within the context of the Private Securities Litigation Reform Act of 1995 include statements anticipating future growth in sales, cost of sales, earnings, selling and administrative expense, research and development expense and cash flows. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” and similar language to describe prospects for future operations or financial condition identify such forward-looking statements. Forward-looking statements are based on management’s assessment of current trends and circumstances, which may be susceptible to uncertainty, change or any other unforeseen development. Results could differ materially depending on such factors as changes in business climate, economic and competitive uncertainties, the cost of raw materials, natural gas, and other energy sources and the ability to achieve price increases to offset such cost increases, foreign exchange rates, interest rates, acquisitions or divestitures, risks in developing new products and technologies, risks of doing business in rapidly developing economies, the impact of new accounting standards, assessments for asset impairments, the impact of tax and other legislation, regulation in the jurisdictions in which we operate, changes in business strategies, manufacturing outages, the unanticipated costs of complying with environmental and safety regulations and the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement between Rohm and Haas Company and The Dow Chemical Company or to the failure of any condition to be satisfied. As appropriate, additional factors are described in our 2007 annual report filed on Form 10-K with the SEC on February 21, 2008, as amended by our Form 8-K filed with the Securities and Exchange Commission on June 6, 2008 for the year ended December 31, 2007. We are under no obligation to update or alter our forward-looking statements, as a result of new information, future events or otherwise.
Important Additional Information Regarding the Merger
In connection with the proposed merger, Rohm and Haas has filed a proxy statement with the Securities and Exchange Commission (the “SEC”). Investors and security holders are advised to read the proxy statement because it contains important information about the merger and the parties to the merger. Investors and security holders may obtain a free copy of the proxy statement and other documents filed by Rohm and Haas at the SEC website at http://www.sec.gov. The proxy statement and other documents also may be obtained for free from Rohm and Haas by directing such request to Rohm and Haas Company, Investor Relations, telephone (215) 592-3312. The shareholder vote is scheduled for October 29, 2008.
Rohm and Haas and its directors, executive officers and other members of its management and employees may be deemed participants in the solicitation of proxies from its stockholders in connection with the proposed merger. Information concerning the interests of Rohm and Haas’ participants in the solicitation, which may, in some cases, be different than those of Rohm and Haas stockholders generally, is set forth in Rohm and Haas proxy statements and Annual Reports on Form 10-K, previously filed with the SEC, and is set forth in the proxy statement relating to the merger.

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
On July 10, 2008, we announced that we entered into an agreement with The Dow Chemical Company (NYSE:DOW), under which Dow will acquire all of the outstanding shares of Rohm and Haas common stock for $78.00 per share in cash. The agreement provides that we will retain our Philadelphia Headquarters location, and continue to do business under the Rohm and Haas name. Additionally, Dow will contribute a number of specialty chemicals business segments to our portfolio which have greater synergy with our established strengths. The transaction has been unanimously approved by the Boards of Directors of both companies, and remains subject to approval by the Shareholders of Rohm and Haas who are scheduled to vote on October 29, 2008, as well as customary conditions and approvals of appropriate regulatory authorities.
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

•	Innovate with a Market/Customer Focus — by increasingly shifting the focus and delivery of technology programs closer to the customer, driving to faster and more tailored output.

•	Operational Excellence/Continuous Improvement — by maintaining flat conversion costs over the next three years; building more capital-efficient plants in emerging markets; continuing to optimize our global footprint; and increasing global sourcing, especially from low-cost countries.

•	Deploy Right Talent in Right Places — by ensuring that leadership talent with the right depth and breadth is in place to drive the profitable growth of our businesses through shifting deployment of more key leaders to locations outside the U.S.; and continuing to drive the nurturing and development of our global workforce.
Cash Generation
We generated $963 million, $840 million and $947 million in cash from operating activities during 2007, 2006 and 2005, respectively. We deployed this cash to enhance stockholder value through strategic investments in our core businesses and technologies, higher dividends, and stock repurchases. We plan to maintain our current dividend and have discontinued repurchasing our common stock.
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

Summary of Financial Results
In the third quarter of 2008, we reported sales of $2,471 million, a 12% increase over $2,204 million reported in the third quarter of 2007. The increase was driven by a combination of demand in Asia Pacific and Latin America, higher selling prices, acquisitions and favorable currencies partially offset by decreased demand in North America and Western Europe. Gross profit of $597 million in the quarter was 3% lower than the same period in 2007 primarily due to hurricane related costs and accelerated depreciation resulting from our restructuring plan which was announced in June 2008. In addition, higher raw material, energy and freight costs and lower demand were significantly offset by higher selling prices. Gross profit margin in the quarter was 24%, compared to 28% in the prior year period due to higher prices offsetting the increases in raw material, energy and freight costs. Although selling prices offset raw material, energy and freight costs, the impact was negative on gross margin. Selling and administrative expenses increased 12% versus the third quarter of 2007 due largely to the unfavorable impact of currencies and acquisitions. Research and development expense for the quarter was $85 million, up 18% from the prior year period, reflecting acquisitions and increased funding of research and development efforts in the key strategic growth areas for the Electronic Materials Group. This quarter’s results also include $4 million in restructuring and asset impairment charges. Income tax expense for the quarter was zero versus a 21% effective tax rate in the prior period (See page 40 for further discussion.). In the third quarter of 2008, we reported earnings from continuing operations of $129 million, or $0.66 per share, compared to $129 million, or $0.61 per share in the third quarter of 2007.
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
In reviewing such matters, we consider a broad range of information, including the claims, demands, settlement offers received from governmental authorities or private parties, identification of other responsible parties and an assessment of their ability to contribute as well as our prior experience, to determine if a liability is probable and if the value is estimable. If both of these conditions are met, we record a reserve. These reserves include liabilities expected to be paid out within the next 10 years. If we believe that no best estimate exists, we accrue the minimum in a range of possible losses, and disclose any material, reasonably possible, additional losses. If we determine a liability to be only reasonably possible, we consider the same information to estimate the possible exposure and disclose any material potential liability. In addition, estimates for liabilities to be incurred between 11 to 30 years in the future are considered only reasonably possible because the chance of a future event occurring is more than remote but less than probable. These loss contingencies are monitored regularly for a change in fact or circumstance that would require an accrual adjustment.
Our most significant reserves are those that have been established for remediation and restoration costs associated with environmental issues. As of September 30, 2008, we have $164 million reserved for environmental-related costs. We conduct studies and site surveys to determine the extent of environmental contamination and necessary remediation. With the expertise of our environmental engineers and legal counsel, we determine our best estimates for remediation and restoration costs. These estimates are based on forecasts of future costs for remediation and change periodically as additional and better information becomes available. Changes to assumptions and considerations used to calculate remediation reserves could materially affect our results of operations or financial position. If we determine that the scope of remediation is broader than originally planned, discover new contamination, discover previously unknown sites or become subject to related personal injury or property damage claims, our estimates and assumptions could materially change.
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
•	Income Taxes
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
•	Restructuring
When appropriate, we record charges relating to efforts to strategically reposition our manufacturing footprint and support service functions. To the extent that exact amounts are not determinable, we have established reserves for such initiatives by calculating our best estimate of employee termination costs utilizing detailed restructuring plans approved by management. Reserve calculations are based upon various factors including an employee’s length of service, contract provisions, salary level and health care benefits. We believe the estimates and assumptions used to calculate these restructuring provisions are appropriate, and although significant changes are not anticipated, actual costs could differ from the assumptions and considerations used in estimating reserves should changes be made in the nature or timing of our restructuring plans. The resulting change could have a material impact on our results of operations or financial position.
•	Long-Lived Assets
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

We employ a Weighted Average Cost of Capital (“WACC”) approach to determine our discount rate for goodwill recoverability testing. Our WACC calculation includes factors such as the risk-free rate of return, cost of debt and expected equity premiums. The factors in this calculation are largely external to our company, and therefore are beyond our control. The average WACC utilized in our annual test of goodwill recoverability in May 2008 was 9.32%, which was based upon average business enterprise values. A 1% increase in the WACC will result in an approximate 13% decrease in the computed fair value of our reporting units. A 1% decrease in the WACC will result in an approximate 18% increase in the computed fair value of our reporting units. The following table summarizes the major factors that influenced the rate:

	2008	2007

Risk free rate of return	4.7%	5.1%
Cost of debt	7.6%	6.7%
Market risk premium	4.0%	4.0%
The decrease in the risk-free rate of return is due to the overall decrease in U.S. long-term interest rates between the dates of our annual impairment testing in May 2008 and May 2007. The increase in the cost of debt is attributable to the change in rates of 20-year U.S. industrial bonds (rated BB or better by S&P) year-over-year.
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

	Weighted-Average		Return on Plan		Combined Increase/
	Discount Rate		Estimated Assets		(Decrease) Pension Expense
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

100 basis point increase	$(22)	$(10)	$(17)	$(7)	$(39)	$(17)
100 basis point decrease	33	11	17	7	50	18
The following illustrates the annual impact on postretirement benefit expense of a 100 basis point increase or decrease from the discount rate used to determine the net cost for the year ended December 31, 2007.

	Weighted-Average Discount Rate

(in millions)	U.S.	Non-U.S.

100 basis point increase	$1	$(1)
100 basis point decrease	(1)	1
•	Share-Based Compensation
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

•	Fair Value Measurements of Financial Instruments
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

SEPTEMBER 30, 2008 VERSUS SEPTEMBER 30, 2007 — CONSOLIDATED
Net Sales
In the three months ended September 30, 2008, we reported consolidated net sales of $2,471 million, an increase of 12% or $267 million from prior period net sales of $2,204 million. In the nine months ended September 30, 2008, we reported consolidated net sales of $7,545 million, an increase of 15% or $991 million from prior year period net sales of $6,554 million. These increases are primarily driven by timely pricing actions, favorable currencies, acquisitions and growth in Rapidly Developing Economies, partially offset by decreased demand in North America and Europe.

	Three months	Nine months
Percentage sales change	ended	ended
September 30, 2008 versus 2007	September 30, 2008	September 30, 2008

Demand	(3)	2
Price	8	5
Currency	4	5
Other (including acquisitions and divestitures)	3	3

Total change	12%	15%

Gross Profit

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2008	2007	2008	2007

Gross profit	$597	$614	$1,887	$1,827
As a percentage of sales	24.2%	27.9%	25.0%	27.9%
Our gross profit for the third quarter of 2008 was $597 million, a decrease of 3% or $17 million from $614 million in the third quarter of 2007. Our gross profit for the nine months ended September 30, 2008 was $1,887 million, an increase of 3% or $60 million from $1,827 million in the prior year period. The quarter over quarter and year over year decreases in gross margin primarily reflect higher prices to offset the increases in raw material, energy and freight costs. Although selling prices offset raw material, energy and freight costs, the impact was negative on gross margin.
Selling and Administrative Expense

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2008	2007	2008	2007

Selling and administrative expense	$287	$256	$873	$793
As a percentage of sales	11.6%	11.6%	11.6%	12.1%
In the third quarter of 2008, selling and administrative expenses were $287 million, an increase of 12% or $31 million from $256 million in the prior year period. In the nine months ended September 30, 2008, selling and administrative expenses were $873 million, an increase of 10% or $80 million from $793 million in the prior year period. These increases reflect the impact of currencies and increased selling and administrative expenses as a result of recent acquisitions. The year over year reduction in selling and administrative expense as a percentage of sales was due to higher selling prices.

Research and Development Expense

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2008	2007	2008	2007

Research and development expense	$85	$72	$244	$213
As a percentage of sales	3.4%	3.3%	3.2%	3.2%
Research and development expense for the third quarter of 2008 was $85 million, up approximately 18% from $72 million in the third quarter of 2007. Research and development expense for the nine months ended September 30, 2008 was $244 million, up approximately 15% from $213 million in the prior year period. The increase in research and development spending is attributable to acquisitions, particularly within the Display Technologies segment as well as growth initiatives in the Electronic Technologies segment.
Interest Expense
Interest expense for the third quarter of 2008 was $39 million, up 30% from $30 million in the prior year period. Interest expense for the nine months ended September 30, 2008 was $124 million, up 61% from $77 million in the prior year period. The increase is primarily due to the issuance of new debt in September 2007 to fund a $1 billion accelerated share repurchase, an increase in our commercial paper borrowings and the impacts of foreign currency.
Amortization of Finite-lived Intangible Assets
Amortization of finite-lived assets was $16 million for the current quarter and $48 million for the current year versus $14 million for the prior year quarter and $42 million for the prior year period. The increases are primarily due to the formation of SKC Haas in November of 2007 and the acquisition of FINNDISP and Gracel Display in April 2008. See Note 3 for further discussion.
Restructuring and Asset Impairments

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2008	2007	2008	2007

Severance and employee benefits, net	$1	$13	$78	$12
Other, including contract lease termination penalties	—	—	—	(1)
Asset impairments	3	5	24	17

Amount charged to earnings	$4	$18	$102	$28

Restructuring and Asset Impairments by Business Segment

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2008	2007	2008	2007

Business Segment
Electronic Technologies	$—	$3	$7	$(3)
Display Technologies	—	—	5	3

Electronic Materials Group	$—	$3	$12	$—
Paint and Coatings Materials	—	2	40	2
Packaging and Building Materials	—	1	16	2
Primary Materials	—	—	1	—

Specialty Materials Group	$—	$3	$57	$4
Performance Materials Group	—	11	10	10
Salt	3	—	3	—
Corporate	1	1	20	14

Total	$4	$18	$102	$28

Severance and Employee Benefits
For the nine months ended September 30, 2008, we recorded approximately $79 million of expense for severance and associated employee benefits affecting approximately 997 positions, resulting from
•	A 30 percent reduction of installed capacity in our emulsions network in North America, reflecting the cumulative impact of productivity improvement efforts and reduced market demand;

•	Significant reductions included selling and administrative costs for the Specialty Materials Group in mature markets;

•	An adjustment of our infrastructure for the Electronic Materials Group, reflecting the continued shift of the business to Asia;

•	Cost reductions related to productivity improvements for various other businesses and regions; and

•	The termination of toll manufacturing support arrangements at two facilities related to a prior divestiture.
During the nine months ended September 30, 2008, there was a $1 million decrease in severance and employee benefit charges, resulting from a change in estimate, related to total 2007 initiatives.
In 2010, we expect to deliver pre-tax run-rate savings of approximately $110 million, with less than half of the benefit realized in 2009. We also expect pre-tax earnings from continuing operations to be reduced by $8 million in the remaining three months ending December 31, 2008 primarily due to accelerated depreciation and other costs related to the restructuring plan partially offset by expected savings.
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
For the nine months ended September 30, 2007, we recorded approximately $12 million of expense for severance and associated employee benefits and $1 million of benefit for contract lease obligations.
Asset Impairments
For the three months ended September 30, 2008, we recognized $3 million of fixed asset impairment charges due to damage at the Salt operations in the Bahamas from hurricane Ike.
For the nine months ended September 30, 2008, we recognized $24 million of fixed asset impairment charges. In addition to the $3 million in impairments to our Salt operation related to the hurricane discussed above, we recorded $21 million of asset impairment charges in the first six months of 2008. These charges include a $1 million write-off of in-process research and development relating to the Gracel acquisition within Display Technologies. In addition, reduced market demand and productivity improvements in North America resulted in the impairment of fixed assets at our Louisville, KY plant totaling $5 million, $3 million of which impacted the Paint and Coatings Materials business and $2 million related to the Packaging and Building Materials business. The Packaging and Building Materials business also recorded an additional fixed asset impairment charge of $7 million due to a transfer of select business lines from our Jacarei, Brazil plant. An adjustment of our infrastructure for the Electronic Materials Group, reflecting the continued shift of the business to Asia resulted in an asset impairment charge of $3 million, $2 million of which resulted from exiting select business lines relating to the Packaging and Finishing Technologies business at our Blacksburg, VA plant and $1 million for the closing of a research and development site relating to Semiconductor Technologies business in Phoenix, AZ. Lastly, we recorded $5 million of asset impairment charges in the first quarter of 2008 associated with fixed asset write downs related to the restructuring of two manufacturing facilities due to the termination of toll manufacturing support arrangements related to a prior divestiture.
For the remaining three months ending December 31, 2008 we anticipate recording accelerated depreciation of approximately $11 million pre-tax resulting from the restructuring activity announced in June 2008.

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
Pension Judgment
As discussed in Note 12, in the third quarter of 2007, we recorded a non-cash charge of $65 million ($42 million after-tax) to recognize the estimated potential impact of a court decision related to cost of living adjustments on our long term pension plan obligations.
Share of Affiliate Earnings, net
Affiliate net earnings for the three months ended September 30, 2008 was $6 million which was flat compared to prior year quarter. For the nine months ended September 30, 2008 and 2007 affiliate net earnings were $96 million and $17 million, respectively. The increase was due to the sale of our 40% interest in UP Chemical Company on April 4, 2008 resulting in a pre-tax gain of approximately $85 million. Excluding the one-time gain, the nine months ended September 30, 2008 reflected the absence of continued affiliate earnings from UP Chemical Company in 2008 due to the divestiture.
Other Expense (Income), net
Other expense for the three and nine months ended September 30, 2008 was $40 million and $19 million, respectively, compared to other income of $3 million and $32 million for the three and nine months ended September 30, 2007. The increase in other expense was primarily due to lower investment income, currency losses and expenses related to the planned merger with Dow.
Effective Tax Rate
During the third quarter of 2008, our provision for income tax expense was zero, compared to a 21% effective rate for earnings in 2007. The lower tax expense during the third quarter of 2008 is mainly due to the reduction of the estimated tax rate expected to be applicable for the full fiscal year and the recognition of tax benefits for the favorable resolution of certain tax contingencies. Our expected underlying tax rate for the full year is expected to be 21-22% rather than 25-26% as previously reported due to lower than expected earnings in the U.S. where our tax rate is higher combined with lower taxes on foreign earnings.
Minority Interest
In the third quarter of both 2008 and 2007, we reported minority interest of $3 million. In the nine months ended September 30, 2008, we reported minority interest of $14 million, as compared to $10 million in the prior year period. The increase in minority interest for the nine months ended September 30, 2008 is due to an increase in earnings primarily related to SKC Haas, a new joint venture formed in November of 2007.
Earnings from Discontinued Operations
For the three and nine months ended September 30, 2008 we reported income of $2 million related to tax benefits for the favorable resolution of certain tax contingencies. For the nine months ended September 30, 2007 we reported a gain of $1 million, after taxes, related to our Automotive Coatings discontinued operation which was sold in the second quarter of 2007.

SEPTEMBER 30, 2008 VERSUS SEPTEMBER 30, 2007 — BY BUSINESS SEGMENT
Net Sales by Business Segment and Region

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
	2008	2007	2008	2007

Business Segment
Electronic Technologies	$433	$433	$1,335	$1,212
Display Technologies	73	9	232	15

Electronic Materials Group	$506	$442	$1,567	$1,227
Paint and Coatings Materials	636	570	1,804	1,652
Packaging and Building Materials	476	460	1,463	1,373
Primary Materials	667	542	1,940	1,584
Elimination of Intersegment Sales	(353)	(297)	(1,012)	(860)

Specialty Materials Group	$1,426	$1,275	$4,195	$3,749
Performance Materials Group	322	296	964	882
Salt	217	191	819	696

Total net sales	$2,471	$2,204	$7,545	$6,554

Customer Location
North America	$1,100	$1,039	$3,375	$3,180
Europe	631	549	1,963	1,691
Asia-Pacific	615	515	1,859	1,408
Latin America	125	101	348	275

Total net sales	$2,471	$2,204	$7,545	$6,554

Pre-Tax Earnings (Loss) from Continuing Operations by Business Segment (1)

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
	2008	2007	2008	2007

Business Segment
Electronic Technologies	$91	$109	$377	$300
Display Technologies	(8)	(10)	(30)	(15)

Electronic Materials Group	$83	$99	$347	$285
Paint and Coatings Materials	66	96	183	275
Packaging and Building Materials	29	42	88	130
Primary Materials	9	24	65	89

Specialty Materials Group	$104	$162	$336	$494
Performance Materials Group	41	33	105	87
Salt	9	11	82	62
Corporate (2)	(105)	(137)	(297)	(270)

Earnings from continuing operations before income taxes, and minority interest	$132	$168	$573	$658

1.	Prior to 2008, our Business Segment results were reported on an after-tax basis. See Form 8-K, filed June 6, 2008, for the presentation of prior year business results on a pre-tax basis.

2.	Corporate includes certain corporate governance costs, interest income and expense, environmental remediation expense, insurance recoveries, exploratory research and development expense, currency gains and losses related to balance sheet non-functional currency exposures, any unallocated portion of shared services and other infrequently occurring items.

Provision for Restructuring and Asset Impairment by Business Segment

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,

	2008	2007	2008	2007

Business Segment
Electronic Technologies	$—	$3	$7	$(3)
Display Technologies	—	—	5	3

Electronic Materials Group	$—	$3	$12	$—
Paint and Coatings Materials	—	2	40	2
Packaging and Building Materials	—	1	16	2
Primary Materials	—	—	1	—

Specialty Materials Group	$—	$3	$57	$4
Performance Chemicals Group	—	11	10	10
Salt	3	—	3	—
Corporate	1	1	20	14

Total	$4	$18	$102	$28

Segment Results
Electronic Materials Group
The Electronic Materials Group comprises two reportable segments which provide materials for use in applications such as telecommunications, consumer electronics and household appliances. Overall sales for this Group were $506 million up 14% in the third quarter of 2008 over the prior year. The $64 million increase in sales in the third quarter of 2008 is primarily due to the fact that the prior year period did not include the results of SKC Haas Display Films, a JV which was formed in November of last year. Pre-tax earnings of $83 million were down 16% over prior year, reflecting weakening industry demand for semiconductor and consumer electronics products.
Net sales for the Electronic Materials Group reached $1,567 million in the nine months ended September 30, 2008, up 28%, or $340 million, versus sales of $1,227 million in the prior year. The increase was due to the impact of acquisitions in Display Technologies as well as solid first half organic growth. Pre-tax earnings of $347 million were up 22% over the prior year nine months and include a gain of $85 million resulting from the sale of our investment in UP Chemical Company.
The results for the Electronic Materials Group are reported under the two separate reportable segments as follows:

Electronic Technologies
Net Sales (in millions)
Net sales in the third quarter of 2008 were $433 million, even with net sales in the prior year period. Year over year sales growth dropped off sharply beginning in August as an industry-wide slowdown in demand for semiconductor and consumer electronics devices began to take hold. Though sales in North America and Europe have been weak for the past few quarters, this period marked the first time in many quarters that Asia has experienced weakening demand. Sales in advanced technology product lines were flat versus the prior year. Sales from Semiconductor Technologies contracted slightly by 1% primarily due to lower pricing mostly offset by the impact of favorable currencies. Circuit Board Technologies sales grew 6% as compared to the same period last year reflecting the impact of favorable currencies. Packaging and Finishing Technologies sales were down 3% driven by weakening demand for electronics. Many major customers announced factory slowdowns and decreased utilization rates in anticipation of weaker end-user demand and growing levels of inventory in the supply chain. Driven by the industry slowdown in semiconductor wafer starts and increased competition, the demand for Chemical Mechanical Planarization (CMP) pads and slurries, as well as advanced photoresists and related products, have declined from prior levels.
Third quarter pre-tax earnings of $91 million were down from the $109 million earned in the prior year. Prior year results included a $3 million restructuring charge. The earnings decrease primarily reflects the slowing consumer demand for semiconductors and electronic devices and lower pricing.
Net sales for Electronic Technologies reached $1,335 million in the nine months ended September 30, 2008, up 10%, or $123 million, versus sales of $1,212 million in the prior year. All businesses reported strong first half growth in Asia, then weakening demand in the third quarter. Sales for most businesses were flat or declined in North America and Europe as a result of an industry-wide slowdown in demand there. Sales in advanced technology product lines were up 12% versus the prior year. Sales from Semiconductor Technologies grew 9% over the prior year period as strong demand growth in Asia during the first half of 2008, resulting from strong sales of Chemical Mechanical Planarization (CMP) pads and slurries, as well as advanced photoresists and related products. Circuit Board Technologies sales grew 13% as solid double digit sales dollar growth in Asia, as well as the favorable impact of currency more than offset the business contraction in Europe and North America. Packaging and Finishing Technologies sales were up 10% versus last year due to strong precious metal sales, primarily in North America, and the favorable impact of currency.
For the nine months ended September 30, 2008, pre-tax earnings of $377 million were up significantly from the $300 million earned in the prior year. This year’s results include an $85 million gain related to the sale of our 40% interest in UP Chemical Company, as well as restructuring charges of $7 million during the second quarter. Prior year results included a $3 million benefit due to a change in estimate related to restructuring costs and asset impairments. Excluding the effect of the UP Chemical Company sale and restructuring in both periods, earnings increased $2 million reflecting higher first half sales of advanced technology products and favorable currencies mostly offset by higher raw material prices and freight costs.
Display Technologies
Net Sales (in millions)

*	Includes nine months of sales from the acquisition of Kodak light management film technologies and SKC Haas Display films
Net sales in the third quarter of 2008 were $73 million and include sales from the SKC Haas Display Films JV formed in November, 2007 and Gracel Display, Inc., acquired in April 2008. The business did not experience the normal third quarter seasonal increase in demand as a result of an industry-wide slowdown in response to weakening global economic conditions. Third quarter sales in the prior year were $9 million.
The segment reported a pre-tax loss of $8 million for the quarter, versus a loss of $10 million in the prior year. Over the course of the current period, improvements in operating efficiencies and product portfolio mix have been made, though offset by the unfavorable impact of lower absorption of plant fixed costs related to lower than expected sales growth.
Net sales in the nine months ended September 30, 2008 were $232 million, and include sales of optical display films products (acquired from Eastman Kodak in the second quarter of last year), as well as sales from the new SKC Haas Display Films JV formed in November, 2007 and Gracel Display, Inc., acquired in April 2008. Net sales in the prior year period were $15 million. The business enjoyed strong industry demand-driven volume growth throughout most of the first half of 2008, though experienced some softening of demand as a result of an industry wide slowdown in response to weakening global economic conditions.
For the nine months ended September 30, 2008, the segment reported a pre-tax loss of $30 million, versus the $15 million loss recorded during the prior year period, reflecting the development stage nature of the newly acquired light management films technologies, as well as acquisition and purchase-accounting related charges. The nine month periods include restructuring and asset impairment related charges of $5 million in 2008 and $3 million in 2007. Pricing pressures on parts of the more mature portions of the product line, as well as challenges to improve manufacturing efficiencies at a pace which matches market-driven price concessions common in the industry have kept pressure on margins throughout the year. We expect full-year, pre-tax losses of $35 to $40 million in 2008 and significantly improved operations in 2009.
Specialty Materials Group
The Specialty Materials Group is comprised of three business units and represents the majority of our chemical business, serving a broad range of end-use markets.
Overall sales for this Group (after intersegment elimination) of $1,426 million and $4,195 million were up 12% over each of the prior year periods for the three and nine months ended September 30, 2008, respectively. The increases were due to higher selling prices and favorable currencies, partially offset by lower overall demand, with strong growth in Rapidly Developing Economies more than offset by soft demand in the U.S. and Western Europe.
Pre-tax earnings for the third quarter of 2008 at $104 million were down $58 million, or 36% versus the prior year for the Group. Third quarter 2008 results include charges of $18 million from the impact of hurricane Ike on our Deer Park, Texas operations, along with $18 million in accelerated depreciation charges related to our restructuring plans announced in June 2008. Excluding these charges, current year earnings were down $22 million, or 14%, versus the prior year period. Higher selling prices and strong demand in Rapidly Developing Economies, along with favorable currencies, were more than offset by higher raw material, energy and freight costs, soft demand in the U.S. and moderating conditions in Western Europe.
Pre-tax earnings for the nine months ended September 30, 2008, were $336 million versus $494 million in the prior year period. Current period results include charges of $57 million for restructuring activities announced in the second quarter along with $18 million in associated accelerated depreciation charges related to affected manufacturing sites. In addition, we incurred $18 million in charges during the third quarter from the impact of hurricane Ike on our Deer Park, Texas operations. The prior year included $4 million in restructuring and asset impairment expense. Excluding these charges, current year earnings of $429 million were down $69 million, or 14%, versus the prior year period. Higher selling prices and strong demand in Rapidly Developing Economies, along with favorable currencies, were more than offset by higher raw material, energy and freight costs and soft demand in the U.S.
The results for the Specialty Materials Group are reported under three separate reportable segments as follows:

Paint and Coatings Materials
Net Sales (in millions)
In the third quarter of 2008, net sales from our Paint and Coatings Materials segment were $636 million, an increase of 12%, or $66 million, from net sales of $570 million in 2007. Softer demand seen in the U.S. and Europe was more than offset by higher selling prices, favorable currencies and strong demand in Asia, especially Rapidly Developing Economies as well as new sales from the FINNDISP acquisition in Europe. The depressed demand in the U.S. was due to weakness in the architectural paint market reflecting the pronounced slowdown in the building and construction markets.
Pre-tax earnings were $66 million in the third quarter of 2008 versus prior year earnings of $96 million. The three months ended September 30, 2008 included $12 million in accelerated depreciation related to our restructuring plans announced in June 2008. The three months ended September 30, 2007 included $2 million in restructuring and asset impairment charges. Adjusting for these items, the decrease was driven by higher raw material, energy and freight costs, as well as lower demand in the U.S., partially offset by higher demand growth in Rapidly Developing Economies and higher selling prices.
In the nine months ended September 30, 2008, net sales for the Paint and Coatings Materials business were $1,804 million, an increase of 9%, or $152 million, over $1,652 million in sales from the same period in 2007. Softer demand seen in the U.S. and Europe was more than offset by higher selling prices, favorable currencies, and strong demand in the rest of the world, especially in Rapidly Developing Economies, as well as new sales from the FINNDISP acquisition in Europe. The slowed demand in the U.S. was due to weakness in the architectural paint market reflecting the pronounced slowdown in the building and construction markets. We continue to believe U.S. paint market volumes will drop 8-10% this year.
In the nine months ended September 30, 2008, pre-tax earnings for the Paint and Coatings Materials business were $183 million, a decrease of $92 million from $275 million the prior year. Included in the 2008 earnings were $40 million in restructuring and asset impairment charges, as well as $12 million of accelerated depreciation noted above. Excluding these charges, pre-tax earnings decreased by $40 million driven by higher raw material, energy and freight costs partially offset by higher selling prices, favorable currencies, and demand growth in Rapidly Developing Economies.

Packaging and Building Materials
Net Sales (in millions)
In the third quarter of 2008, net sales from our Packaging and Building Materials segment were $476 million, an increase of 3%, or $16 million, from net sales of $460 million in 2007. The increase reflects the impacts of higher pricing and favorable currencies, partially offset by lower demand. Rapidly Developing Economies, while strong through the first half of the year, have slowed in the third quarter. This segment had lower overall demand mainly as a result of softness in the vinyl siding and windows profile markets in North America and Western Europe that use our plastics additives products.
Pre-tax earnings were $29 million in the third quarter of 2008 versus prior year earnings of $42 million. The $13 million decrease included $5 million in accelerated depreciation resulting from our restructuring plan announced in June. Excluding this item, the decrease was primarily due to lower demand and higher raw material, freight and energy costs, only partially offset by higher selling prices and favorable currencies.
In the nine months ended September 30, 2008, net sales for Packaging and Building Materials were $1,463 million, an increase of $90 million, from net sales of $1,373 million in 2007. The increase reflects the impacts of higher pricing and favorable currencies, partially offset by lower demand. Rapidly Developing Economies showed strong year-over-year growth, in the first half of the year before moderating in the third quarter, while economic softness in the U.S. building and construction markets and lower demand in certain businesses in North America and Western Europe offset this demand growth.
In the nine months ended September 30, 2008, pre-tax earnings for the Packaging and Building Materials business were $88 million, versus $130 million in the prior year period. Current and prior year pre-tax earnings include $16 million and $2 million, respectively, in restructuring and asset impairment charges. The current year also includes $5 million in accelerated depreciation, as discussed above. Excluding these charges, pre-tax earnings decreased by $23 million reflecting higher raw material, energy and freight costs and lower demand partially offset by favorable currencies and higher selling prices.

Primary Materials
Net Sales (in millions)
In the third quarter of 2008, net sales for Primary Materials were $667 million, an increase of $125 million, or 23%, from prior year net sales of $542 million. Net sales for Primary Materials include sales to our internal downstream monomer-consuming businesses, primarily Paint and Coatings Materials and Packaging and Building Materials, along with sales to third party customers. Sales to external customers increased 28% to $314 million in 2008 from $245 million in the prior year period, primarily due to a combination of higher selling prices, favorable currencies and increased demand. Sales to our downstream businesses were up 19% versus the third quarter of 2007, which is attributable to higher selling prices and favorable currencies, partially offset by a decrease in captive demand.
Pre-tax earnings declined 63% to $9 million for the third quarter of 2008 from $24 million in the prior year period. The current year period results include approximately $18 million in expenses related to hurricane Ike and $1 million in accelerated depreciation resulting from our restructuring plans announced in June 2008. Excluding the impact of these items, pre-tax earnings increased $4 million due to higher selling prices and favorable currency partially offset by higher raw material, energy and freight costs.

	Three Months Ended
(in millions)	September 30,

	2008	2007

Total Sales	$667	$542
Elimination of Intersegment Sales	(353)	(297)

Third Party Sales	$314	$245

In the nine months ended September 30, 2008, net sales for Primary Materials were $1,940 million, an increase of $356 million, or 22%, from prior year net sales of $1,584 million. Net sales for Primary Materials include sales to our internal downstream monomer-consuming businesses, primarily Paint and Coatings Materials and Packaging and Building Materials, along with sales to third party customers. Sales to external customers increased 28% to $928 million in 2008 from $724 million in the prior year period, primarily due to a combination of increased demand, higher selling prices and favorable currencies. Sales to our downstream businesses were up 18% versus the third quarter of 2007, which is attributable to higher selling prices and favorable currencies, partially offset by a decrease in captive demand.
In the nine months ended September 30, 2008, pre-tax earnings for the Primary Materials business were $65 million, a decrease of 27%, or $24 million, from $89 million in the prior year. The current year period results include the $19 million noted above as well as $1 million in restructuring and asset impairment costs. Excluding these items, pre-tax earnings decreased $4 million due to higher raw material, energy and freight costs partially offset by higher selling prices and the absence of operating issues experienced in the prior year period.

	Nine Months Ended
(in millions)	September 30,

	2008	2007

Total Sales	$1,940	$1,584
Elimination of Intersegment Sales	(1,012)	(860)

Third Party Sales	$928	$724

     We continue to see the effects of an increase in the global monomer supply during 2008 as a result of new production facilities that have come on line coupled with continued weakness in the North American building and construction markets. We expect this additional supply to continue to apply downward pressure on Primary Material’s pricing through the remainder of 2008.
Performance Materials Group
Net Sales (in millions)
Net sales for the Performance Materials Group reached $322 million for the third quarter of 2008, an increase of 9%, or $26 million, versus sales of $296 million in 2007. The impact of favorable currencies and increased pricing along with stronger demand in the Asia Pacific and Latin American regions, more than offset overall demand weakness in Europe and North America.
Net sales for Process Chemicals and Biocides were $209 million, an increase of 14% or $25 million from the $184 million sales in the prior year period. Higher demand, especially in Rapidly Developing Economies, along with favorable currencies and increased selling prices were the main drivers of this growth. Within the Rapidly Developing Economies, particularly South East Asia and China, the ion exchange product line saw increased demand in the industrial water treatment, ultra pure water and power markets. Net sales for Powder Coatings were $84 million, an increase of 8%, or $6 million over sales of $78 million in 2007. The sales increase was driven by the impact of favorable currencies and higher selling prices, partially offset by slightly weaker demand in the U.S., Europe and Asia. Net sales for the other businesses, including AgroFresh and Advanced Materials were $29 million, down $4 million or 12% versus the third quarter of 2007. Continued growth of our patented 1-methylcyclopropene (1-MCP) technology in AgroFresh was more than offset by our 2008 exit from our digital imaging business line.
Pre-tax earnings for the third quarter of 2008 of $41 million were up $8 million from $33 million in the prior year period. Prior year results include an $11 million charge related to restructuring. Excluding this item, earnings decreased slightly, by $3 million, due to higher raw material, energy and freight costs as well as weak demand in the North America region partially offset by increased demand, especially in Process Chemicals and Biocides as well as in the Rapidly Developing Economies, favorable currencies, and higher selling prices.
Net sales for the Performance Materials Group reached $964 million for the nine months ended September 30, 2008, an increase of 9%, or $82 million, versus sales of $882 million in 2007.
Net sales for Process Chemicals and Biocides were $625 million, an increase of 12%, or $68 million over sales of $557 million from the same nine month period in 2007. The increase is mainly attributable to favorable currencies, increased overall demand within Rapidly Developing Economies and higher selling prices, partially offset by the demand weakness experienced in North America and Europe within the building and construction markets and the paper market. Within the Rapidly Developing Economies, particularly South East Asia and China, the ion exchange product line saw increased demand in the industrial water treatment and power markets. This product line also realized solid growth in new markets, such as catalysis and potable water. Net sales for Powder Coatings were $268 million, an increase of 7%, or $17 million over sales of $251 million in 2007. The sales increase was driven by the impact of favorable currencies, partially offset by slightly weaker demand in Europe and the U.S. Net sales for the other businesses, including AgroFresh and Advanced Materials decreased 4% or $3 million to $71 million in 2008. Continued growth of our patented 1-methylcyclopropene (1-MCP) technology in AgroFresh was more than offset by our 2008 exit from our digital imaging business line.
Pre-tax earnings for the nine months ended September 30, 2008, of $105 million were up $18 million from 2007, or 21% higher than the $87 million from the prior year period. Both periods include $10 million in restructuring and asset impairment costs. The earnings increase was driven by strong demand, particularly in the Rapidly Developing Economies, higher selling prices and favorable currencies, partially offset by higher raw material, freight and energy costs.

Salt
Net Sales (in millions)
Salt sales in the third quarter of 2008 were $217 million, an increase of 14% or $26 million compared with the prior year sales of $191 million. The increase was a result of improved mix, higher pricing and favorable currencies. Sales were also favorably impacted by higher than normal early season demand for highway salt, as well as the acquisition of the “Season-All”® product line during the third quarter of 2008 compared to 2007. Sales, excluding freight costs that are billed to customers, were up 13% for the third quarter of 2008, compared to the third quarter of 2007.
Pre-tax earnings in the third quarter of 2008 were $9 million, a decrease of $2 million compared to third quarter 2007 pre-tax earnings of $11 million. The impacts of hurricanes Gustav and Ike, including a $3 million asset impairment and $1 million in additional operating costs, negatively impacted pre-tax earnings by $4 million in the third quarter of 2008. Increases in demand, improved pricing, improved operating performance and favorable mix were significantly offset by cost increases.
For the nine months ended September 30, 2008, net sales from Salt were $819 million, an increase of 18%, or $123 million, versus $696 million in sales for the same period of 2007. The improvement in sales was largely driven by ice-control sales volumes due to favorable weather conditions in both the U.S. and Canada in the first quarter of 2008. Weather patterns in the first quarter of 2007 were slightly milder than average in the markets we serve. The impact of higher pricing and favorable currency also contributed to the improvement in sales in the nine months ended September 30, 2008 compared with 2007. Sales, excluding freight costs that are billed to customers, were up 16% for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007.
Pre-tax earnings for the nine months ended September 30, 2008 were $82 million, an increase of 32% over the $62 million earned in the same period in 2007. Severe winter weather in the first quarter of 2008, volume gains in the consumer and industrial markets and lower selling and administrative expense were the primary pre-tax earnings improvement drivers compared with the prior year period. The impacts of hurricanes Gustav and Ike resulted in a $4 million decline in earnings in 2008, including a $3 million asset impairment and $1 million in additional operating costs, compared to the same period last year. The favorable impact of currency also contributed to the pre-tax earnings gain, particularly in the first quarter of 2008. We currently estimate that the damage caused by the hurricanes could result in increased costs in the fourth quarter of approximately $10 million.

Corporate
Pre-Tax Expense (in millions)
Corporate expense in the third quarter of 2008 was $105 million, a decrease of 23% or $32 million compared with prior year expense of $137 million. The decrease primarily resulted from the absence of the pension charge and spending related to our European Headquarters that are reflected in the prior year period, partially offset by increased interest expense related to the accelerated stock repurchase, currency exposure and costs associated with the planned merger with Dow.
Corporate expense for the nine months ended September 30, 2008 was $297 million, an increase of 10% or $27 million compared with prior year expense of $270 million as a result of increased interest expense related to the accelerated stock repurchase. Restructuring and asset impairment costs were $20 million and $14 million for 2008 and 2007, respectively. Other factors contributing to the increase in expense were lower investment income, currency losses and expenses associated with the proposed merger with Dow. These increases in expense were partially offset by the absence of both the pension charge and spending related to our European Headquarters reflected in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES
Overview
As of September 30, 2008, our company’s debt ratio (total debt in proportion to total debt plus stockholders’ equity and minority interest) was 48%, down from 50% as of December 31, 2007, and cash from operating activities for the rolling twelve months ended September 30, 2008, was approximately 31% of our quarter-end debt. We expect to maintain our debt ratio below 50%, while growing cash from operating activities. Maintenance of a strong balance sheet well-covered by our cash flows remains a key financial policy. We intend to employ a balanced approach to cash deployment that will enhance stockholder value through:
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
In the nine months ended September 30, 2008, our primary sources of cash were from operating activities and employee stock option exercises with overnight liquidity provided by commercial paper borrowings when needed. Our principal uses of cash were capital expenditures and dividends. These are summarized in the table below:

	Nine months ended
	September 30,
(in millions)	2008	2007

Cash provided by operations	$619	$590
Share repurchases	(13)	(1,462)
Capital expenditures	(366)	(276)
Dividends	(233)	(231)
Net debt (reduction) increase	(49)	1,094
Stock option exercise proceeds	101	43
Our Consolidated Statement of Cash Flows includes the combined results of our continuing and discontinued operations for all periods presented.
Cash Provided by Operations
For the nine months ended September 30, 2008, cash from operating activities was $619 million, $29 million higher than $590 million for the prior year period. The increase is due primarily to lower working capital needs.
The cash flow we generate from operating activities is typically concentrated in the second half of the year due to working capital patterns in some of our core businesses, as well as the timing of certain annual payments such as employee bonuses, interest on debt and property taxes, which are concentrated in the first half of the year. We expect to generate approximately $1 billion in cash from operating activities during 2008. Maintaining strong operating cash flow through earnings and working capital management continues to be an important objective.

Pension Plan and Postretirement Benefit Plan Funding and Liability
During 2007 we contributed $84 million to our pension and postretirement benefit plans. As of September 30, 2008, we expect to contribute approximately $105 million to these plans. However, funding requirements for future periods will depend on the economic climate, actual return on plan assets, changes in employee groups covered by the plan, legislative or regulatory changes, market interest rates, inflation rates, and other economic variables. Therefore we may increase, accelerate, decrease or delay contributions to the plans to the extent permitted by law.
The breakdown of actual and estimated contributions is as follows:

	September 30,	December 31,
(in millions)	2008	2007

Qualified pension plans	$30	$30
Non-qualified pension plans	12	12
Post retirement benefit plans	43	42

Total paid contributions	$85	$84
Remaining estimated contributions	20	—

Total contributions	$105	$84

Global qualified and non-qualified pension expense and postretirement benefit expense for 2008 is expected to decrease to approximately $67 million, compared to $158 million in 2007, due to the absence of the pension charge, as well as the amortization of actuarial gains that occurred during 2007.
Capital Expenditures
We intend to manage our capital expenditures to take advantage of growth and productivity improvement opportunities as well as to fund ongoing environmental protection and plant infrastructure requirements. We have a well-defined review procedure for the authorization of capital projects. Capital expenditures of $366 million through the three quarters of 2008 are above the prior year period expenditures of $276 million primarily due to spending for a greater number of projects focused on growth and increased return on investment. We expect to spend approximately $485 million for capital projects during 2008. This expected spending is 16% above the $417 million in fiscal year 2007 reflecting our focus on investing for growth.
Dividends
Common stock dividends have been paid each year since 1927. The payout has increased at an average 10.6% compound annual growth rate since 1978. On May 5, 2008, we announced that the Board of Directors voted to increase dividends by 11% to $0.41 per share and on September 25, 2008 declared a $0.41 per share dividend payable on December 1, 2008.

2008				2007
	Amount				Amount
	(Per	Amount			(Per	Amount
Date of dividend	common	(In		Date of dividend	common	(In
payment	share)	millions)	Record Date	payment	share)	millions)	Record Date
March 1, 2008	$0.37	$73	February 15, 2008	March 1, 2007	$0.33	$72	February 16, 2007
June 1, 2008	$0.41	$78	May 5, 2008	June 1, 2007	$0.37	$80	May 18, 2007
September 1, 2008	$0.41	$82	August 8, 2008	September 4, 2007	$0.37	$79	August 10, 2007
December 1, 2008	$0.41		October 31, 2008	December 1, 2007	$0.37	$72	November 2, 2007

Share Repurchase Program
On July 16, 2007, our Board of Directors authorized the repurchase of up to $2 billion of our common stock, the first $1 billion of which was financed with debt. For the debt financed portion of this authorization, we entered into an accelerated share repurchase agreement (ASR) with Goldman, Sachs & Co. (Goldman Sachs) on September 10, 2007. Under the ASR, we paid $1 billion to Goldman Sachs and initially received approximately 16.2 million of shares of our common stock on September 11, 2007. In June 2008, upon closing of the ASR, we received an additional 3.1 million shares. The average share price for the 19.3 million total shares repurchased was $51.56, approximately 3% below the average market price of our stock during the repurchase period. We have discontinued repurchasing our shares.
Liquidity and Debt
As of September 30, 2008, we had $276 million in cash and $3,229 million in debt compared with $268 million in cash and restricted cash and $3,297 million in debt as of December 31, 2007. A summary of our cash and debt balances is provided below:

	September 30,	December 31,
(in millions)	2008	2007

Short-term obligations	$114	$158
Long-term debt	3,115	3,139

Total debt	$3,229	$3,297

Cash and cash equivalents	$276	$265
Restricted cash	—	3

Total cash	$276	$268

At September 30, 2008, we had no commercial paper outstanding. Other short-term debt was primarily composed of local bank borrowings. During 2008, our primary source of short-term liquidity has been cash from operating activities and commercial paper borrowings. We have had access to the Commercial Paper market whenever we have needed it during the financial crisis in September and October of 2008 and we expect to be able to continue to access this market for overnight liquidity if needed. In addition, we have a $750 million revolving credit facility with a syndication of 14 banks which is committed through December 2012. We have no plans to draw on this facility, but if we do need it, we believe the banks will provide funding under the terms of this agreement.
Use of Derivative Instruments to Manage Market Risk
We sell products, purchase materials, and finance our operations internationally. These activities result in assets and liabilities the values of which are exposed to exchange rate fluctuation. During the third quarter of 2008, exchange rate movements decreased the carrying value of these balance sheet positions by $18 million after-tax. During the same period, the derivative instruments we entered to counter-balance these exposures generated gains which reduced the impact of exchange rates on underlying balance sheet positions, resulting in a $2 million after-tax loss, net of hedging. For the nine months ended September 30, 2008, this net loss was $3 million. All other derivative instruments generated $7 million in after-tax gains during the nine months ending September 30, 2008. As of September 30, 2008, all derivative contracts represented a $17 million after-tax asset compared with a $20 million after-tax liability at December 31, 2007.
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
Accruals
We have provided for costs to remediate former manufacturing and waste disposal sites, including Superfund sites, as well as our company facilities. We consider a broad range of information when we determine the amount necessary for remediation accruals, including available facts about the waste site, existing and proposed remediation technology and the range of costs of applying those technologies, prior experience, government proposals for these or similar sites, the liability of other parties, the ability of other Potentially Responsible Parties (“PRPs”) to pay costs apportioned to them and current laws and regulations. Reserves for environmental remediation that we believe to be probable and estimable are recorded appropriately as current and long-term liabilities in the Consolidated Balance Sheets. These reserves include liabilities expected to be paid out within the next 10 years. Accruals for estimated losses from environmental remediation obligations generally are recognized at the point during the remedial feasibility study when costs become probable and estimable. We do not accrue for legal costs expected to be incurred with a loss contingency. We assess the accruals quarterly and update them as additional technical and legal information becomes available. However, at certain sites, we are unable, due to a variety of factors, to assess and quantify the ultimate extent of our responsibility for study and remediation costs. If we believe that no best estimate exists, we accrue the minimum in a range of possible losses, and disclose any material, reasonably possible, additional losses. If we determine a liability to be only reasonably possible, we consider the same information to estimate the possible exposure and disclose any material potential liability. In addition, estimates for liabilities to be incurred between 11 to 30 years in the future are also considered only reasonably possible because the chance of a future event occurring is more than remote but less probable. These loss contingencies are monitored regularly for a change in fact or circumstance that would require an accrual adjustment. We have identified reasonably possible loss contingencies related to environmental matters of approximately $139 million at September 30, 2008. The amounts charged to pre-tax earnings for environmental remediation and related charges are included in cost of goods sold and are presented below:

(in millions)	Balance

December 31, 2007	$150
Amounts charged to earnings	40
Amounts spent	(26)

September 30, 2008	$164

Wood-Ridge/Berry’s Creek
The Wood-Ridge, New Jersey site (“Site”), and Berry’s Creek, which runs past this Site, are areas of environmental significance to the Company. The Site is the location of a former mercury processing plant acquired many years ago by a company later acquired by Morton International, Inc. (“Morton”). Morton and Velsicol Chemical Corporation (“Velsicol”) have been held jointly and severally liable for the cost of remediation of the Site. The New Jersey Department of Environmental Protection (“NJDEP”) issued the Record of Decision documenting the clean-up requirements for the manufacturing site in October 2006. We have submitted a work plan to implement the remediation, and have entered into an agreement to perform the work. The trust created by Velsicol will bear a portion of the cost of remediation, consistent with the bankruptcy trust agreement that established the trust. In addition, an unsuccessful two day mediation session was conducted in July with approximately one dozen non-settling parties, including companies whose materials were processed at the manufacturing site, to resolve their share of the liability for a portion of the remediation costs. We are in continued discussions with these parties under an agreement tolling the deadlines for filing cost-recovery litigation. Our ultimate exposure at the Site will depend on clean-up costs and on the level of contribution from other parties.
In response to EPA letters to a large number of potentially responsible parties (“PRPs”) requiring the performance of a broad scope investigation of risks posed by contamination in Berry’s Creek and the surrounding wetlands, a group of approximately 100 PRPs negotiated a scope of work for the study and an Administrative Order to perform the work through common technical resources and counsel. Work plans were submitted in the third quarter of 2008. Performance of this study is expected to take at least five years to complete. Today, there is much uncertainty as to what will be required to address Berry’s Creek, but investigation and clean-up costs, as well as potential resource damage assessments, could be substantial and our share of these costs could possibly be material to the results of our operations, cash flows and consolidated financial position.
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
Due to the nature of our business, we have emissions of CO2 primarily from combustion sources, we also have some minor process by-product CO 2 emissions. Our emissions of other greenhouse gases are infrequent and minimal as compared to CO 2 emissions. We have therefore focused on ways to increase energy efficiency and curb increases in greenhouse gas emissions resulting from growth in production in addition to lowering the energy usage of existing operations. Although the general lack of specific legislation prevents any accurate estimates of the long-term impact on us any legislation that limits CO 2 emissions may create a potential restriction to business growth by capping consumption of traditional energy sources available to all consumers of energy, including Rohm and Haas. Capping consumption could result in: increased energy costs, additional capital investment to lower energy intensity and rationed usage with the need to purchase greenhouse gas emission credits. Our Manufacturing Council, comprised of facility plant managers, has a global effort underway to improve our energy efficiency at all of our locations through energy audits, sharing best practices and in some cases installation of more efficient equipment and in 2008, we realized a reduction in energy consumption. We will continue to follow these climate change issues, work to improve the energy efficiencies of our operations, work to minimize any negative impacts on company operations and seek technological breakthroughs in energy supply and efficiency in both Company operations and product development.
European Union Chemical Company Regulations
European Union (“EU”) chemicals regulation for Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”), went into effect on June 1, 2007. The overarching goals of REACH are to better protect human health and the environment, while further driving the competitiveness of the EU chemical industry. We have a pro-active cross-functional team in place to manage our compliance and exposure to REACH. While REACH will require significant effort on our part, its impacts on our European business are somewhat muted by two key factors: i) polymers made from registered monomers do not have to be separately registered and ii) formulators such as our Adhesives and Electronic Materials businesses do not bear the burden of registering their raw materials for use — their suppliers do.
Our key chemicals that will have to be registered are monomers, sodium borohydride and substances we directly import into Europe that are utilized in our products. We anticipate registering approximately 400 substances which will cost approximately €20 — €40 million, spread over the 11 year implementation timeline. Pre-registration will take place prior to December 1, 2008. We currently use fewer than 50 “substances of concern” that will require authorization for continued use and we anticipate that we will need to reformulate at least some of our products to eliminate some of these substances. We have significantly decreased our use of these chemicals, supporting our objective to proactively remove these substances from our formulations prior to the implementation of REACH. While REACH will result in some additional costs for our businesses, we do not anticipate either any significant competitive advantage or disadvantage to result from its implementation.
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
ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED
Determining Whether Share Based Payment Transactions are Participating Securities
In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”) which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings Per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. FSP EITF 03-6-1 is effective for fiscal periods beginning after December 15, 2008. All prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. We are currently evaluating the potential impact of the adoption of this FSP to our Consolidated Income Statements.

Determination of the Useful Life of Intangible Assets
In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (“GAAP”). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently assessing the impact of this FSP to Consolidated Financial Statements.
Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued the SFAS No. 161, “Disclosures about Derivatives and Hedging Activities,” which enhances the requirements under SFAS No. 133, “Accounting for Derivatives and Hedging Activities.” SFAS No. 161 requires enhanced disclosures about an entity’s derivatives and hedging activities and how they affect an entity’s financial position, financial performance, and cash flows. This statement will be effective for fiscal years and interim periods beginning after November 15, 2008. We currently believe that the impact to our Consolidated Financial Statements will be limited to additional disclosure.
Accounting for Collaborative Arrangements
In December 2007, the Emerging Issues Task Force (“EITF”) met and ratified EITF No. 07-01, “Accounting for Collaborative Arrangements,” in order to define collaborative arrangements and to establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This EITF is to be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We do not believe this EITF will have a material effect on our Consolidated Financial Statements.
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
Business Combinations
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We will be required to adopt SFAS 141R on January 1, 2009 and we will apply this guidance to any acquisitions that close subsequent to December 31, 2008.

Fair Value Measurements
In June 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. For financial assets and liabilities, SFAS No. 157 is effective for us beginning January 1, 2008. In February 2008, the FASB deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. We believe the impact will not require material modification related to our non-recurring fair value measurements and will be substantially limited to expanded disclosures in the Notes to our Consolidated Financial Statements for notes that currently have components measured at fair value. Effective January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities measured at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note 4 for information and related disclosures.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Management’s discussion of market risk is incorporated herein by reference to Item 7a included in our Form 10-K for the year ended December 31, 2007, filed on February 21, 2008, as amended by our Form 8-K filed with the Securities and Exchange Commission on June 6, 2008.
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

b)	Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are likely to materially effect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
For information related to Legal Proceedings, see Note 12: Contingent Liabilities, Guarantees and Commitments in the accompanying Notes to Consolidated Financial Statements.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to our purchases of our common stock during the quarter ended September 30, 2008:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average Price	Purchased as Part of	of Shares that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the Plans or
Period	Purchased (1)	Share (1)	Plans or Programs (2)	Programs (2)
July 1, 2008 — July 31, 2008	7,045	62.95	—	1,000,000,000
August 1, 2008 — August 31, 2008	2,175	75.15	—	1,000,000,000
September 1, 2008 — September 30, 2008	1,524	71.09	—	1,000,000,000
Total	10,744	66.57	—	1,000,000,000

Notes:

(1)	200 shares were purchased as a result of employee stock option exercises (stock swaps) and 10,544 shares were acquired as a result of employees electing to withhold shares to cover taxes for the vesting of restricted stock.

(2)	On July 16, 2007, our Board of Directors authorized the repurchase of up to $2 billion of our common stock, the first $1 billion of which was financed with debt. For the debt financed portion of this authorization, we entered into an accelerated share repurchase agreement (ASR) with Goldman, Sachs & Co. (Goldman Sachs) on September 10, 2007. Under the ASR, we paid $1 billion to Goldman Sachs and initially received approximately 16.2 million of shares of our common stock on September 11, 2007. In June 2008, upon closing of the ASR, we received an additional 3.1 million shares. The average share price for the 19.3 million total shares repurchased was $51.56, approximately 3% below the average market price of our stock during the repurchase period. We have discontinued repurchasing our shares.
ITEM 6. Exhibits

(31.1)	Certification Pursuant to Rule 13a-14(a)/15d-14(a).
(31.2)	Certification Pursuant to Rule 13a-14(a)/15d-14(a).
(32)	Certification Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002. The exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Jacques M. Croisetiere
DATE: October 27, 2008	Jacques M. Croisetiere
Executive Vice President, Chief Financial Officer and Chief Strategy Officer ROHM AND HAAS COMPANY (Registrant)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Raj L. Gupta
DATE: October 27, 2008	Raj L. Gupta
Chairman and Chief Executive Officer ROHM AND HAAS COMPANY (Registrant)