Form 10-K
period 2008-12-31
ROHM & HAAS CO
filed 2009-02-27
CIK 84792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2008 was: $5,984,956,521.
The number of shares outstanding of the registrant’s common stock as of February 23, 2009 was 195,267,722.

DOCUMENTS INCORPORATED BY REFERENCE
Part III — Definitive Proxy Statement to be filed with the Securities and Exchange Commission, except the Report of the Executive Compensation Committee and Audit Committee Report included therein.

Rohm and Haas Company 2008 Form 10-K
Table of Contents

PART I
Item 1. Business
The Company
Rohm and Haas Company was incorporated in 1917 under the laws of the State of Delaware. Our shares are traded on the New York Stock Exchange under the symbol “ROH”.
We are a global specialty materials company that began approximately 100 years ago when a chemist, Otto Rohm, and a businessman, Otto Haas, decided to form a partnership to make a unique chemical product for the leather industry. That once tiny firm, now known as Rohm and Haas Company, reported sales of $9.6 billion in 2008 on a portfolio of global businesses including electronic materials, specialty materials and salt. Our products enable the creation of leading-edge consumer goods and other products found in a broad segment of dynamic markets, the largest of which include: building and construction, electronics, packaging and paper, industrial and other, transportation, household and personal care, water and food. To serve these markets, we have significant operations with approximately 98 manufacturing and 33 research facilities in 30 countries with approximately 15,490 employees.
Net Sales (in millions)

Annual Net Sales by Region (in millions)
Throughout our history, Rohm and Haas has remained true to the original vision of its founders: to be a high-quality and innovative supplier of highly specialized materials that improve quality of life. In the late 1990’s, we began to diversify our portfolio of product offerings to enhance our specialty chemical business by acquiring Morton International Inc. We also expanded our electronic materials business through the acquisitions of LeaRonal and Rodel, as well as the formation of a joint venture with SKC in 2007 and the acquisition of Gracel Display, Inc. in 2008. To expand our global footprint, we acquired FINNDISP, a paint emulsions operation supporting Northern Europe and the Commonwealth of Independent States (former Soviet Union) in April 2008. During the same period, we have repositioned our portfolio to divest non-strategic businesses including the divestiture of our Automotive Coatings business in 2006. As a result of this activity, we have significantly increased our sales, improved the balance of our portfolio, expanded our geographic reach and product opportunities to meet market needs, and enhanced our cash generating capabilities, while delivering enhanced value for our stockholders.
The businesses within our electronic materials, as well as our specialty chemical portfolio and salt businesses will be discussed in more detail later in this section.
Our Strategic Focus
In September 2006, the Rohm and Haas Board of Directors approved a strategic plan, referred to as Vision 2010, which was designed to create a more focused, more profitable, faster growing company, and which was presented to investors in October 2006. The key elements of Vision 2010 are:
•	Position Our Portfolio For Accelerated Growth — by leveraging our integrated acrylic monomer and polymer chain; accelerating investment in Electronic Materials; creating or expanding platforms that address the growing needs in food, health, water, energy, and other areas in the developed and developing worlds; and supplementing our organic growth with highly selective acquisitions which bring a growth platform technology or geographic supplement to our core businesses.
•	Build Value-Creating Business Models in Rapidly Developing Economies — by tailoring products to specific local or regional needs; finding solutions that are affordable and meet local requirements; organizing in a manner that enables rapid decision-making; investing in local talent; and building plant facilities that can compete effectively with local and regional players as well as multinational players.

•	Innovate with a Market / Customer Focus — by increasingly shifting the focus and delivery of technology programs closer to the customer, driving to faster and more tailored output.
•	Operational Excellence / Continuous Improvement - by maintaining flat conversion costs over the next three years; building more capital-efficient plants in emerging markets; continuing to optimize our global footprint; and increasing global sourcing, especially from low-cost countries.
•	Deploy Right Talent in Right Places - by ensuring that leadership talent with the right depth and breadth is in place to drive the profitable growth of our businesses through shifting deployment of more key leaders to locations outside the U.S.; and continuing to drive the nurturing and development of our global workforce.
As more fully described in our definitive proxy statement, filed with the Securities and Exchange Commission on September 29, 2008, for the Special Meeting of Stockholders held on October 29, 2008, we entered into a definitive merger agreement with The Dow Chemical Company on July 10, 2008.
In the period following the signing of the definitive merger agreement with Dow, Rohm and Haas has allocated substantial managerial and other resources to a broad-based effort to plan, within the appropriate legal and regulatory boundaries, for the post-close integration of Rohm and Haas into Dow. Rohm and Haas’ primary strategic focus in the period following entering the definitive merger agreement with Dow has been preparing for the closing of the transaction, and operating in compliance with the interim covenants in the merger agreement.
Cash Generation
We generated $1,040 million, $963 million and $840 million in cash from operating activities during 2008, 2007 and 2006, respectively. During this period, we deployed this cash to enhance stockholder value through strategic investments in our core businesses and technologies, higher dividends, and stock repurchases. In light of the current global recession, we intend to conserve cash while supporting essential business investments through our capital expenditure program and through very selective, small acquisitions.
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

Our Businesses
Our portfolio of businesses is strong, seasonally diverse and well positioned for future growth. Effective January 1, 2007, we realigned our reporting segments and managerial organization as a part of the implementation of our Vision 2010 strategy. The chart below summarizes sales recorded by our seven reportable segments in 2008, 2007, and 2006.
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

ELECTRONIC TECHNOLOGIES
Net Sales (in millions)
Net Sales by Business Unit (in millions)
Our Electronic Technologies are sold globally, with approximately 23% of sales in North America, 13% in Europe, and 64% in Asia-Pacific.

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

Business	Markets		Products		End Uses

Circuit Board Technologies	•	Electronic devices	•	Enabling technology for all	•	Cellular phones
	•	Communication		aspects of the manufacture	•	Personal computers
	•	Computers		of printed circuit boards	•	Cars and trucks
	•	Transportation	•	Products such as:	•	Electronic games
	•	Recreation		photoresists, solder mask, electroless and electrolytic copper
Packaging and Finishing Technologies develops, manufactures and delivers innovative materials and processes that boost the performance of a diverse range of electronic, optoelectronic and industrial finishing applications. We supply integrated metallization processes critical for interconnection, corrosion resistance, metal finishing, and decorative applications.

Business	Markets		Products		End Uses

Packaging and Finishing	•	Electronic devices	•	Materials and technology for	•	Cellular phones
Technologies	•	Connector finishing		integrated circuit packaging,	•	Personal computers
	•	Semiconductor packaging		connectors and industrial	•	Cars and trucks
				finishing	•	Home appliances
	•	Surface finishing			•	Office equipment
					•	Electronic games
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

Business	Markets		Products		End Uses

Semiconductor Technologies	•	Electronics and communication	•	Essential technology for	•	Cellular phones
		devices		creating state-of-the-art	•	Personal computers
				integrated circuits:	•	Cars and trucks
	•	Transportation		photoresists, developers,	•	Home appliances
	•	Home and office goods		removers, anti-reflective	•	Office equipment
	•	Recreation		coatings, chemical mechanical planarization (CMP) pads and slurries	•	Electronic games

DISPLAY TECHNOLOGIES
Net Sales (in millions)
*   Includes nine months of sales from the Gracel acquisition.
** Includes six months of sales from acquisition of Kodak light management film technologies and one month of sales from the SKC Haas Display Films joint venture.
Our Display Technologies products are sold mainly in Asia-Pacific with 93% of sales, 6% of sales in Europe and 1% of our sales in North America.
Display Technologies develops, manufactures and sells materials used in the production of electronic displays. This business includes the consolidated results of our joint venture with SKC Corporation of Korea formed on November 30, 2007, SKC Haas Display Films, which develops, manufactures, and sells advanced specialty films and materials used in LCD and plasma displays. These include light diffuser films, micro lens films, optical protection films, release protection films, reflectors, technology for touch panels, Plasma Display Panel filters, and process chemicals used to manufacture LCD color filters. This business also includes leading-edge light management film technology acquired from Eastman Kodak on June 15, 2007, as well as process chemicals used in LCD production originally developed by Rohm and Haas. In April 2008, we acquired Gracel Display, Inc., a leading developer and manufacturer of Organic Light Emitting Diode (OLED) materials. OLED technology offers many performance benefits to improve the brightness, clarity and efficiency of display.

Business	Markets	Products	End Uses

Display Technologies	• Electronics and communication devices	• Films for LCD displays • Films for plasma displays • Process chemicals for LCD displays • OLED materials	• Television monitors • Computer monitors • Electronic device displays
SPECIALTY MATERIALS BUSINESS GROUP
The Specialty Materials Business Group encompasses three reportable segments: Paint and Coatings Materials, Packaging and Building Materials, and Primary Materials.
The key driver underlying the creation of this business group was a desire to more clearly align our core Acrylic monomer-polymer chain. By placing all of our Acrylic-based businesses in one coordinated operating group, we have simplified management of this highly integrated set of businesses. Further, we believe that the true economic power of these businesses is better understood by looking at the integrated business as one unit.
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
PAINT AND COATINGS MATERIALS
Net Sales (in millions)
Our Paint and Coatings Materials products are sold globally, with approximately 56% of sales in North America, 20% in Europe, 17% in Asia-Pacific and 7% in Latin America. As the building and construction markets are a core focus of this business (in particular the architectural coatings markets), sales for this segment have seasonal fluctuations.
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
Our track record of emulsions innovation is fueled by a world-class supply chain with 35 plants around the world and direct sales into approximately 100 countries. This breadth of coverage and the associated market understanding sets us apart from all other suppliers and allows the Paint and Coatings Materials business to map the next generation of advances in a wide array of end use segments, centered in the building and construction markets. The business continues to be the leader in the conversion of solvent to water-based technologies which enables our customers to offer more environmentally friendly products including low-VOC paints, formaldehyde-free insulation and energy efficient reflective roof coatings.
Paint and Coatings Materials continues to invest in advanced technical service programs, pursue targeted research and development in select markets, and establish long-term investments in emerging markets such as China, India and Eastern Europe, allowing us to continue to build our close customer relationships. In April 2008, we acquired FINNDISP, a water-based emulsions operation used in Northern Europe and the Commonwealth of Independent States (former Soviet Union).

Business	Markets	Products	End Uses

Paint and Coatings Materials	• Building and construction • Home improvement • Industrial coatings	• An array of versatile acrylic emulsion polymers and other technologies • A range of additives, such as thickeners, extenders and opacifiers	• House paints • Traffic paints • Metal coatings • Concrete • Roof coatings • Insulation
PACKAGING AND BUILDING MATERIALS
Net Sales (in millions)
Our Packaging and Building Materials business offers a range of polymers, additives, and formulated value-added products (which utilize a broad range of chemistries and technologies, including our world-class acrylic technology). Packaging and Building Materials’ products are supported with market recognized best-in-class technical support and end-use applications knowledge. Products from this business are sold globally, with approximately 38% in Europe, 36% in North America, 19% in Asia-Pacific and 7% in Latin America.
Packaging and Building Materials has a very broad product line, which includes:
•	Formulated adhesives and adhesive polymers used in flexible packaging, tape and label, transportation, and other applications
•	Performance enhancing additives for plastics used in a broad array of applications, especially construction materials (e.g. vinyl siding, vinyl windows, vinyl fencing) and packaging
•	Processing aids for plastic production
•	Specialty polymers and coatings for use in leather, textile, graphic arts, paper, and packaging applications

Business	Markets		Products		End Uses

Packaging and Building Materials	•	Packaging	•	Packaging adhesives	•	Flexible and rigid
	•	Paper	•	Plastic additives		packaging
	•	Construction	•	Pressure sensitive adhesives	•	Vinyl construction materials
	•	Durables	•	Specialty polymers		(siding, windows,fencing,
	•	Transporation	•	Specialty coatings		decks)
	•	Graphic arts	•	Rubber-to-metal bonding	•	Paper and film labels and
	•	Leather		adhesives		decals
	•	Textiles	•	Flocking agents	•	Consumer, industrial and specialty tapes
					•	Anti-vibration components
					•	PVC pipe
					•	Appliances and business machines

PRIMARY MATERIALS
Net Sales (in millions)
Internal and External Net Sales (in millions)
Our Primary Materials business produces methyl methacrylate, acrylic acid and associated esters as well as specialty monomer products which are building blocks used in our downstream polymer businesses and which are also sold externally. Internal consumption of Primary Materials products is principally in the Paint and Coatings Materials and Packaging and Building Materials businesses. Primary Materials also provides polyacrylic acid (PAA) dispersants, opacifiers and rheology modifiers/thickeners to the global household and industrial markets. Our Primary Materials products are sold globally, with approximately 44% of external sales in North America, 43% in Europe, 8% in Latin America and approximately 5% in Asia-Pacific.

Business	Markets		Products		End Uses

Primary Materials	•	Building and construction	•	Methyl methacrylate	•	Adhesives
	•	Personal care	•	Acrylic acid	•	Paints and coatings
	•	Packaging	•	Associated esters	•	Floor polishes
	•	Household products	•	Specialty monomers	•	Hair sprays
	•	Chemicals	•	Polyacrylic acid dispersants	•	Laundry and dishwasher detergents
					•	Super absorbent products

PERFORMANCE MATERIALS GROUP
This reportable segment includes the sales and operating results of our other businesses including Process Chemicals and Biocides, Powder Coatings, and other smaller business units.
Net Sales (in millions)
Net Sales by Business Unit (in millions)
Regionally, 44% of our Performance Materials Group products are sold in Europe, 32% in North America, 18% in Asia-Pacific and 6% in Latin America.
Process Chemicals and Biocides includes our technology platforms in ion exchange resins and biocides. These technologies continue to be adapted to more advanced applications, such as bioprocessing, advanced water treatment (e.g. ultrapure water for the electronics industry), and microbial protection for both building materials and personal care. In addition to this strong technology capability, this business has global reach and adaptable business models, such as our Viance joint venture for wood preservation.

Business	Markets	Products	End Uses

Process Chemicals and Biocides	• Paper	• Anion and cation ion exchange resins	• Newspaper
	• Industrial and chemical processing	• Sodium borohydride and related technologies	• Corrosion inhibitors
	• Lubricants and fuels	• Salt-forming bases	• Pharmaceutical processes
	• Water processing	• Adsorbents	• Dyes
	• Food processing	• Antimicrobials	• Soft drinks and juices
	• Electronics		• Ultra pure water
	• Bioprocessing		• Catalysis
	• Household products		• Electricity production
	• Personal care		• Paints
	• Building and construction		• Wood preservation
	• Biofuels		• Biodiesel catalysis and purification

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

Business	Markets	Products	End Uses

Powder Coatings	• Home and office goods	• Epoxy, polyester, silicone and acrylic powder coatings	• Architectural aluminum
	• Recreation	• Lamineer – a low temperature curing coating	• Shelving
	• Lawn and garden		• Tables and chairs
	• Transportation		• Office furniture
	• Building and construction		• Cabinetry
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

SALT

With the acquisition of Morton International, Inc. in 1999, we obtained the rights to some of the most recognized consumer brand names and product symbols in the United States and in Canada. Our well-recognized “little Salt Girl” is the trademark of Morton International, Inc. and one of our most valuable intangible assets. We also acquired the leading brand in Canada, Windsor Salt TM. In 2008, we purchased the Season-All® brand seasoned salt product line from McCormick & Company for $15 million in cash, primarily comprised of $14 million of intangible assets, including $12 million of trade name and $2 million of customer lists. This purchase supports the Salt segment’s strategy of expanding its specialty salt portfolio.
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

Raw Materials

We use a broad range of raw materials across our operations, and the raw materials used vary widely among many of our businesses. In most cases, these raw materials are purchased from multiple sources under short-term and long-term supply contracts. For 2009, we anticipate supply and demand to be balanced, and as such, anticipate the supply of raw materials to be adequate to meet our requirements.
We purchase approximately 3.5 billion pounds annually of a variety of commodity, petrochemical-based chemicals as raw materials for our Paint and Coatings Materials, Packaging and Building Materials, Primary Materials, and Performance Materials Group. The largest consumer of these raw materials is our Primary Materials business which uses raw materials such as propylene (the largest single raw material purchased annually), acetone, ammonia, butanol, ethanol, and methanol to produce acrylate and methacrylate monomers. These monomers are used primarily by our Paint and Coatings Materials, Packaging and Building Materials and Performance Materials Group along with other commodity chemicals such as styrene, vinyl acetate monomer and butadiene to produce their end-use products. The Primary Materials business also sells these monomer products to third parties. We also purchase approximately 22 million British Thermal Units (mmbtu’s) of natural gas for use in our operations. Petroleum-based raw material prices have been volatile, trending upwards and can fluctuate significantly over a relatively short period of time. Raw material prices had a material impact on our consolidated results of operations in 2007 and 2008. Availability of these materials can also vary due to seasonality, supplier capacity and customer demand. We have a procurement plan for 2009 which we believe will meet our requirements.
Our Salt segment relies on rock salt and brine well reserves. Our salt reserves vary, but all salt production locations have sufficient reserves to satisfy anticipated production requirements for the foreseeable future. Salt reserves for solar evaporation facilities are generally regarded as unlimited. With respect to the Salt segment, total salt production in North America in 2008 was approximately 14 million tons.
Competition and Seasonality

We experience vigorous competition in each of our segments. Our competitors include many large, multinational chemical firms based in Europe, Asia and the United States, as well as a number of regional and local competitors. In some cases, we compete against firms that produce commodity chemicals that we purchase as raw materials to make our specialty products. However, we do not believe this places us at any significant competitive disadvantage because most of our products have unique performance characteristics that are required by customers who demand a high-level of customer service and technical expertise from our sales force and scientists. Our Salt segment is considerably impacted by weather related to our sales of highway ice-control salt. To a much lesser extent, sales in the Paint and Coatings Materials segment that are used in the architectural coatings market are also affected by weather, particularly during the spring and summer outdoor painting seasons.
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
Research and Development

We believe that one of the keys to our success is product innovation. We are committed to ongoing investment in research and development as a way to differentiate our existing products, while bringing new technologies and innovative, high-value products to market. A few examples of meaningful results from our investment are:
•	Silvadur ETTM for protecting non-woven textiles from microbial attack

•	BD50 and BD19, our latest catalysts for the bio-diesel market

•	HydrotechTM , an advanced polymer emulsion launched in Europe for use in high gloss coatings

•	EZ-100TM, an innovative polymer emulsion launched in China for improved stain resistant coatings

•	Several new products for use in low VOC paint formulations, including a new line of urethane rheology modifiers, RM-895, and a new binder, Rhoplex VSR-2015

•	New state-of-the-art 193 immersion lithography tool, enabling continued materials innovation for our semiconductor customers

•	ACuPLANE™ Copper (Cu) Barrier CMP Solution for advanced Cu/low-k interconnect applications

•	A new line of EnLight™ products for photovoltaic manufacturing, which improve traditional solar cell processing by increasing cell efficiency and increasing manufacturing yields

We believe that our many intellectual properties, both existing and in development, are of substantial value in the manufacturing, marketing and application of our various products. As such, we allocate a significant amount of our operating budget to research and development. Historically, we have increased our annual spend from year to year. In 2008, total spending increased to $327 million from $296 million in 2007 and $286 million in 2006 to support current growth projects. In 2009, we expect to spend approximately $330 million. Almost 70% of our research and development efforts are currently focused in the Electronic Materials Group and Paint and Coatings Materials segments and our niche businesses. On a consolidated basis, we are not dependent, to a material extent, upon any one trademark, patent or license; however, certain of our businesses may be so dependent.
We employ more than 2,000 technologists around the globe and a list of our technical and research centers throughout the world can be found in Item 2. Properties.
Directors and Executive Officers of the Registrant
DIRECTORS
William J. Avery, formerly, Chairman, Chief Executive Officer and Director, Crown, Cork & Seal Company, Inc., from 1990 until his retirement in 2001. Mr. Avery, 68, has been a director since 1997. Mr. Avery also is a director of the Lincoln Financial Group (Committees: 1, 4)
Raj L. Gupta, Director, Chairman and Chief Executive Officer, Rohm and Haas Company, since May 2008; previously, Chairman, President and Chief Executive Officer, Rohm and Haas Company, from 2005 to 2008; Chairman and Chief Executive Officer, Rohm and Haas Company, from 1999 to 2005; Vice-Chairman, Rohm and Haas Company, from 1998 to 1999. Mr. Gupta, 63, has been a director since 1999. Mr. Gupta also is a director of the Hewlett-Packard Co., Vanguard Group, and Tyco International Ltd. (Committee: 2 (Chair))
David W. Haas, Chairman of the Board and Director, The William Penn Foundation, since 1998; previously, Vice-Chairman, The William Penn Foundation, from 1996 to 1998. Mr. Haas, 53, has been a director since 1999. He is a cousin of Thomas W. Haas. (Committees: 3, 4)
Thomas W. Haas, Chairman of the Corporation and Director, The William Penn Foundation; pilot and flight instructor. Mr. Haas, 53, has been a director since 1999. He is a cousin of David W. Haas. (Committees: 4, 5)
Richard L. Keyser, Chairman and Chief Executive Officer, W.W. Grainger, Inc., since 1997. Mr. Keyser, 66, has been a director since 1999. Mr. Keyser also is a director of W.W. Grainger, Inc., Zebra Technologies Corporation, and Principal Financial Group. (Committees: 2, 4, 5 (Chair))
Rick J. Mills, formerly Vice-President and President — Components Group, Cummins, Inc., from 2005 until his retirement in 2008; previously, Vice-President and Group President — Filtrations, Cummins, Inc., from 2000 to 2005. Mr. Mills, 61, has been a director since 2005. Mr. Mills also is a director of Flowserve Corporation and Gerdau Ameristeel. (Committees: 1, 4)
Sandra O. Moose, President, Strategic Advisory Services, since 2004, and Senior Advisor, The Boston Consulting Group, since 2004; formerly, Senior Vice-President and Director, The Boston Consulting Group, Inc., from 1989 until her retirement in 2003 (Dr. Moose had been employed by The Boston Consulting Group since 1968). Dr. Moose, 67, has been a director since 1981. Dr. Moose is the independent chair of the Natixis Advisor and Loomis Sayles Funds, and also is a director of The AES Corporation and Verizon Communications. (Committees: 2, 3, 4 (Chair))
Gilbert S. Omenn, Director of the Center for Computational Medicine and Bioinformatics, University of Michigan, since 2005; Professor of Internal Medicine, Human Genetics and Public Health, University of Michigan, since 1997; and Chief Executive Officer, The University of Michigan Health System, from 1997 to 2002. Dr. Omenn, 67, has been a director since 1987. Dr. Omenn also is a director of Amgen, Inc. (Committees: 1, 4)
Gary L. Rogers, formerly Vice-Chairman, Executive Officer and Director, General Electric Company, from 2001 until his retirement in 2003; previously, Senior Vice-President, General Electric Company, and President and Chief Executive Officer, GE Plastic, from 1992 to 2001(Mr. Rogers had been employed by General Electric Company in positions of increasing responsibility since 1966). Mr. Rogers, 64, has been a director since 2004. Mr. Rogers also is a director of W.W. Grainger, Inc. and Wyeth. (Committees: 3, 4)

Ronaldo H. Schmitz, formerly, Member of the Board of Managing Directors, Deutsche Bank AG, from 1991 until his retirement in 2000. Dr. Schmitz, 70, has been a director since 1992. Dr. Schmitz also is a director of Cabot Corporation, GlaxoSmithKline Plc. and the Legal and General Group Plc. (Committees: 1 (Chair), 2, 4)
George M. Whitesides, Woodford L. and Ann A. Flowers Professor of Chemistry and Chemical Biology, Harvard University, since 2004; previously, Mallinckrodt Professor of Chemistry, Harvard University, from 1982 to 2004, and Chairman of the Chemistry Department, Harvard University, from 1986 to 1989. Dr. Whitesides, 69, has been a director since 2005. Dr. Whitesides also is a director of Theravance Inc.
(Committees: 4, 5)
Marna C. Whittington, President and Chief Executive Officer, Nicholas-Applegate a subsidiary of Alliance Global Investors, since 2001, and Chief Operating Officer, Allianz Global Investors AG, since 2002; formerly, Chief Operating Officer, Morgan Stanley Investment Management, from 1996 until her retirement in 2001. Dr. Whittington, 61, has been a director since 1989. Dr. Whittington also is a director of Macy’s, Inc. (Committees: 2, 3 (Chair), 4)
Committees:
1.      Audit
2.       Executive
3.       Executive Compensation
4.      Nominating
5.       Sustainable Development
EXECUTIVE OFFICERS
Our executive officers along with their present position, offices held and activities during the past five years are presented below. All officers normally are elected annually and serve at the pleasure of the Board of Directors.
Patrice Barthelmes, 51, Vice President and Business Group Director, Packaging and Building Materials, since 2007; previously, Vice President and Business Unit Director, Plastics Additives, from 2005 to 2007; Vice President and President, Circuit Board Technologies, Electronic Materials, Europe from 2001 to 2005.
Pierre R. Brondeau, 51, President and Chief Operating Officer, since 2008; previously, Executive Vice President and Business Group Executive, Electronic Materials and Specialty Materials from 2007 to 2008; Vice President and Business Group Executive, Electronic Materials, from 2003 to 2006; President and Chief Executive Officer, Rohm and Haas Electronic Materials LLC and Regional Director, Europe, from 2003 to 2006.
Ruby R. Chandy, 47, Vice President and Chief Marketing Officer, since 2007; previously Vice President, Marketing Scientific Corp., Thermo Fisher from 2005 to 2007; President, Bioscience Technologies Division Scientific Corp., Thermo Fisher from 2003 to 2004.
Jacques M. Croisetiere, 55, Executive Vice President, Chief Financial Officer and Chief Strategy Officer since 2008; previously, Executive Vice President and Chief Financial Officer, 2007; Vice President and Chief Financial Officer, from 2003 to 2006.
Mark Douglas, 46, Vice President and Regional Director, Asia-Pacific, since 2007; previously, Vice President and Director, Procurement and Logistics from 2006 to 2007; Vice President and Director, Procurement from 2005 to 2006; General Manager, Adhesives and Sealants, North America from 2001 to 2005.
Carol S. Eicher, 50, Vice President and Business Unit Director, Primary Materials, since 2007; previously, Vice President and General Manager, Packaging and Building Materials, North America 2007; Vice President and Business Unit Director, Process Chemicals from 2003 to 2006.
Luis Fernandez-Moreno, 46, Vice President and Business Group Director, Paint and Coatings Materials, since 2007; previously, Vice President and Business Director, Architectural and Functional Coatings from 2005 to 2006; Vice President and Business Director, Plastics Additives from 2004 to 2005; Vice President and Regional Director, Latin American Region from 2002 to 2004.
Raj L. Gupta, 63, Director, Chairman and Chief Executive Officer, since 2008, previously, Chairman, President and Chief Executive Officer, from 2005 to 2008; Chairman and Chief Executive Officer, from 1999 to 2005.

Robert A. Lonergan, 63, Executive Vice President, General Counsel and Corporate Secretary, since 2007; previously, Vice President, General Counsel and Corporate Secretary, from 2002 to 2006.
Richard R. Lovely, 49, Executive Vice President and Director of Human Resources, since 2008; previously, Vice President and Director of Human Resources, from 2007 to 2008; Vice President, Human Resources, Tyco Fire & Security, Tyco International, Inc., from 2004 to 2007.
Guillermo Novo, 46, Vice President and Business Unit Director, Process Chemicals and Biocides, since 2007; previously, Vice President and Business Unit Director, Consumer and Industrial Specialties from 2002 to 2006.
Yi Hyon Paik, 53, Vice President and Business Group Director, Electronic Materials, since 2007; previously, Vice President and President, Microelectronic Technologies, Electronic Materials from 2004 to 2006.
Anne M. Wilms, 51, Executive Vice President and Chief Information Officer, since 2007; previously, Vice President, Chief Information Officer and Director of Human Resources, from 2005 to 2006; Vice President, Chief Information Officer, from 1999 to 2005.

Where Can You Find More Information About Rohm and Haas Company?

Corporate Office:
100 Independence Mall West
Philadelphia, Pennsylvania 19106-2399
Phone Numbers:
Main line:(215) 592-3000
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

We are active participants in the markets of North America, Europe, Asia-Pacific, and Latin America. Economic and political conditions and social unrest can cause fluctuations in demand and volatility in the price of raw materials and other costs that can adversely affect our financial results. In addition, economic conditions affecting the building and construction, electronics, packaging and paper, industrial and other, transportation, household and personal care, water and food markets could adversely affect our financial results.

➢	Changes in foreign currencies may adversely affect our financial results.

Approximately 59% of our sales are derived from outside the United States, a significant portion of which are denominated in foreign currencies. We have significant production facilities which are located outside of the United States. Our financial results therefore will be affected by changes in foreign currency rates. We use certain financial instruments to mitigate these effects, but it is not cost effective to hedge our foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on our earnings, cash flows and fair values of assets and liabilities. Accordingly, reported sales, net earnings, cash flows and fair values have been and in the future will be affected by changes in foreign exchange rates.

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

We have invested significant resources in intellectual properties such as patents, trademarks, copyrights and trade secrets. Since we depend on these intellectual resources for our financial stability and future growth, we rely on the protection that these intellectual property rights provide. With a significant portion of our operations outside the U.S., we could face challenges in protecting our intellectual property and we may not be able to adequately protect our trademarks and other intellectual property overseas due to uncertainty of laws and enforcement in a number of countries relating to the protection of intellectual property rights. A loss of intellectual property protections could enhance the ability of our competitors to develop competitive products, thereby adversely affecting our financial results.

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

➢	Uncertainty related to our pending merger and contractual restrictions while the merger is pending could adversely affect our business.

As previously disclosed, on July 10, 2008, we entered into a definitive merger agreement with The Dow Chemical Company and Ramses Acquisition Corporation (Dow). Uncertainty about when and whether the merger will be completed and about the effects of the merger may have a material adverse effect on our business. In addition, the merger agreement restricts us from taking specified actions without Dow’s approval. These restrictions could prevent us from pursing attractive business opportunities that may arise prior to the completion of the merger and could otherwise have a material adverse impact on our company.

➢	Failure to complete the transaction with Dow could negatively impact our stock price, future business and financial results.

As previously disclosed, on January 26, 2009, we filed suit in the Delaware Court of Chancery against Dow alleging that, even though all conditions to Dow’s obligation to close the merger have been satisfied, Dow, in breach of its obligations under the Merger Agreement, has refused to consummate the transaction. The suit seeks an order of specific performance requiring Dow to close the merger immediately. If we do not obtain the relief we are seeking in the law suit, there is possibility that the merger will not be completed in a timely manner or at all. If the merger is not completed, we will be subject to certain risks including the following:
•	because the current price of our common stock may reflect a market assumption that we will complete the merger, a failure to complete the merger could result in a decline in the price of our common stock; and

•	the pending merger and related matters may distract our employees from day-to-day operations and require substantial commitments of time and resources, and may also impair our relations with our employees, customers, suppliers and other constituencies.
Item 1B. Unresolved Staff Comments

Rohm and Haas Company has no unresolved staff comments.

Item 2. Properties
We have significant operations in approximately 98 manufacturing and 34 research facilities in 30 countries. The facilities and the segment to which they relate are detailed in the tables below:

					Research and
			Reportable	Manufacturing	Technical
	Country	Location	Segment	Locations	Facilities
Non-U.S.	Argentina	Zarate	(3,4,5)	X
	Australia	Geelong	(3,4)	X	X
	Bahamas	Inagua	(7)	X
	Brazil	Jacarei	(3,4,5,6)	X	X
	Canada	Iles-De-La-Madeleine	(7)	X
		Lindbergh	(7)	X
		Ojibway	(7)	X
		Pugwash	(7)	X
		Regina	(7)	X
		West Hill	(3,4)	X
		Windsor	(7)	X
	China	Beijing	(3,4)	X
		DongGuan	(1)	X	X
		Hong Kong	(1)	X	X
		Sanshui	(3,4,5)	X
		Shanghai	(1,3,4,6)	X	X
		Suzhou	(2)	X
		Weihai	(4)	X
	Colombia	Barranquilla	(3,4,5)	X
	Finland	Hanko	(3)	X
	France	Chauny	(6)	X
		Lauterbourg	(1,3,4,6)	X
		Semoy	(4)	X
		Valbonne	(3,4,6)		X
		Villers-Saint-Paul	(3,5,6)	X
	Germany	Arnsberg	(6)	X	X
		Bremen	(4)		X
		Frankfurt	(4)		X
	India	Taloja	(3,4)	X	X
		Chennai	(3)	X
	Indonesia	Cilegon	(3,4,5)	X
	Italy	Mozzanica	(3,4)	X
		Mozzate	(4)	X	X
		Parona	(4)	X
		Romano d’Ezzelino	(6)	X	X
	Japan	Kyoto	(1)	X
		Mie	(1)	X
		Nagoya	(3,4)	X
		Ohmiya	(1)		X
		Sasakami	(1,2)	X	X
		Soma	(6)	X
	Mexico	Queretaro	(3,4,5,6)	X
		Toluca	(4)	X
	Netherlands	Delfzijl	(6)	X
	New Zealand	Auckland	(3,4)	X
	Philippines	Las Pinas	(3,4)	X
	Russia	Ramenskoye	(3)	X
	Singapore	Singapore	(3,4,6)	X	X
	South Africa	New Germany	(3,4,6)	X
	South Korea	Cheonan	(1,2)	X	X
	Spain	Castellón	(6)	X	X
	Sweden	Landskrona	(3,4)	X
	Switzerland	Littau/Lucerne	(1)	X	X
		Buchs/Acima	(6)	X	X
	Taiwan	Chunan	(1)	X	X
		Min-Hsiung	(3,4,5,6)	X
		Taoyuan Hsien	(1)	X	X
	Thailand	Maptaphut	(3,4,5)	X
	Turkey	Gebze	(4)	X

					Research and
			Reportable	Manufacturing	Technical
	Country	Location	Segment	Locations	Facilities
Non-U.S.	United Kingdom	Coventry	(1)	X
		Dewsbury	(3,4)	X
		Grangemouth	(4)	X
		Jarrow	(6)	X

			Reportable	Manufacturing	Research and
	State	Location	Segment	Locations	Technical Facilities
U.S.	Arizona	Glendale	(7)	X
	California	Davis	(6)		X
		Hayward	(3,4)	X
		La Mirada	(3,4)	X
		Long Beach	(7)	X
		Newark	(7)	X
	Delaware	Newark	(1)	X	X
	Florida	Cape Canaveral	(7)	X
	Illinois	Kilbourn	(6)	X
		Elston Dock	(7)	X
		Elgin	(4,7)		X
		Elk Grove	(4)	X
		Kankakee	(3,4)	X
		Ringwood	(3,4)	X
	Indiana	Warsaw	(6)	X
	Kansas	Hutchinson	(7)	X
	Kentucky	Louisville	(3,4,5)	X
	Louisiana	Weeks Island	(6,7)	X
	Massachusetts	Marlborough	(1)	X	X
		North Andover	(1)	X	X
		Woburn	(6)	X	X
	Michigan	Manistee	(7)	X
	New Jersey	Perth Amboy	(7)	X
	New York	Freeport	(1)	X	X
		Rochester	(2)	X	X
		Silver Springs	(7)	X
	North Carolina	Charlotte	(3,4)	X	X
	Ohio	Cincinnati	(4,6)	X
		Fairport	(7)	X
		Rittman	(7)	X
		West Alexandria	(4)	X	X
	Pennsylvania	Bristol	(3,4,5,6)	X
		Philadelphia	(6)	X
		Reading	(6)	X	X
		Spring House	(3,4,5,6)		X
	Tennessee	Knoxville	(3,4,5,6)	X
	Texas	Bayport	(5,6)	X
		Deer Park	(5,6)	X	X
		Lone Star	(3,4)	X
		Grand Saline	(7)	X
	Utah	Grantsville	(7)	X
	Washington	Elma	(6)	X

(1)	Electronic Technologies

(2)	Display Technologies

(3)	Paint and Coatings Materials

(4)	Packaging and Building Materials

(5)	Primary Materials

(6)	Performance Materials Group

(7)	Salt, including mines and evaporation facilities

We consider our facilities to be well maintained and suitably equipped to meet the production requirements of each of our business segments.
Safety is a key focus, and the overall corporate safety record improved to a rate of 0.76 injuries for every 200,000 hours worked in 2008 from 0.81 injuries for every 200,000 hours worked in 2007 and 0.94 injuries for every 200,000 hours worked in 2006.
Item 3. Legal Proceedings
     A discussion of legal proceedings is incorporated herein by reference to Item 7. Management’s Discussion and Analysis and Note 26 to the Consolidated Financial Statements.
Item 4. Submission of Matters to a Vote of Security Holders
On October 29, 2008, we held a special meeting of stockholders to adopt the merger agreement under which Rohm and Haas would be acquired by The Dow Chemical Company. The vote was 170,146,218 for the merger, 785,635 against and 294,115 abstentions.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange under the symbol “ROH.” On February 23, 2009, there were 7,769 registered stockholders of our common stock. Below is a summary of the New York Stock Exchange Composite high and low closing prices of Rohm and Haas Company’s stock as well as the cash dividend paid per share for each quarter of 2006, 2007 and 2008. On February 23, 2009, the last sales price of our common stock was $53.50.

Period	High	Low	Cash Dividend
2006
1st Quarter	$51.56	$49.96	$0.29
2nd Quarter	52.60	45.24	0.33
3rd Quarter	50.56	42.77	0.33
4th Quarter	53.86	46.71	0.33

2007
1st Quarter	$57.54	$49.68	$0.33
2nd Quarter	55.59	49.81	0.37
3rd Quarter	62.68	52.15	0.37
4th Quarter	57.85	47.05	0.37

2008
1st Quarter	$55.52	$47.81	$0.37
2nd Quarter	60.60	46.44	0.41
3rd Quarter	75.68	44.83	0.41
4th Quarter	73.75	53.34	0.41
Stock Price Highs and Lows

The following table provides information relating to our purchases of our common stock during the quarter ended December 31, 2008:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average Price	Purchased as Part of	of Shares that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the Plans or
Period	Purchased(1)	Share	Plans or Programs(2)	Programs(2)
October 1, 2008 - October 31, 2008	10,183	68.33	—	$1,000,000,000
November 1, 2008 - November 30, 2008	43	70.18	—	1,000,000,000
December 1, 2008 - December 31, 2008	2,162	59.03	—	1,000,000,000
Total	12,388	66.71	—	$1,000,000,000

Notes:

(1)	Zero shares were purchased as a result of employee stock option exercises (stock swaps) and 12,388 shares were acquired as a result of employees electing to withhold shares to cover taxes for the vesting of restricted stock.

(2)	On July 16, 2007, our Board of Directors authorized the repurchase of up to $2 billion of our common stock, the first $1 billion of which was financed with debt. For the debt financed portion of this authorization, we entered into an accelerated share repurchase agreement (“ASR”) with Goldman, Sachs & Co. (“Goldman Sachs”) on September 10, 2007. Under the ASR, we paid $1 billion to Goldman Sachs and initially received approximately 16.2 million of shares of our common stock on September 11, 2007. In June 2008, upon closing of the ASR, we received an additional 3.1 million shares. The average share price for the 19.3 million total shares repurchased was $51.56, approximately 3% below the average market price of our stock during the repurchase period. We have discontinued repurchasing our shares.

FIVE-YEAR CUMULATIVE TOTAL RETURN TO STOCKHOLDERS
Rohm and Haas, S&P 500 Composite Index, S&P 500 Chemicals Index and
S&P 500 Specialty Chemicals Index
% Return to Shareholders 2004 to 2008
Source: Bloomberg
This comparison above reflects the five-year cumulative total return of an investment made on December 31, 2003 in Rohm and Haas common stock, the S&P 500 Composite Index, the S&P 500 Chemicals Index and the S&P 500 Specialty Chemicals Index and the reinvestment of dividends.

Item 6. Selected Financial Data
The following sets forth selected consolidated financial data for the years presented below as derived from our historical financial statements. Also see Consolidated Results of Operations for the years ended December 31, 2006 through December 31, 2008 in Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information (see Item 7.).
Five-Year Summary of Selected Financial Data
(in millions, except per share, stockholders and employees)

	For the Year Ended December 31,
See notes	2008	2007	2006	2005(1)	2004(1)

Statement of Operating Information
Net sales	$9,575	$8,897	$8,230	$7,885	$7,186
Gross profit (4)	2,410	2,467	2,483	2,373	2,116
Earnings from continuing operations before income taxes and minority interest	561	880	1,042	868	698
Earnings from continuing operations	480	660	755	616	484
Discontinued operations:
Income (loss) from discontinued line of business, net of income tax	2	1	(4)	22	12

(Loss) gain on disposal of discontinued line of business, net of income tax	—	—	(16)	(1)	1
Net earnings	$482	$661	735	$637	$497

As a % of Net Sales (4)
Gross profit	25.2%	27.7%	30.2%	30.1%	29.4%
Selling and administrative expense	11.9%	12.3%	12.6%	12.8%	13.9%
Research and development expense	3.4%	3.3%	3.5%	3.3%	3.5%

Earnings from continuing operations
Basic	$2.48	$3.17	$3.45	$2.78	$2.17
Diluted	2.44	3.12	3.41	2.75	2.16

Cash dividends per common share	$1.60	$1.44	$1.28	$1.12	$0.97
Common stock price:
High	$75.68	$62.68	$53.86	$50.00	$45.41
Low	44.83	47.05	42.77	39.47	35.90
Year-end close	61.79	53.07	51.12	48.42	44.23
Weighted average number of common shares outstanding — basic	193.6	207.8	218.9	221.9	222.9

Weighted average number of common shares outstanding — diluted	196.5	211.0	221.2	223.9	224.2

Balance Sheet Data (4)
Land, buildings and equipment, gross	$8,893	$8,779	$8,150	$7,850	$7,940
Total assets	9,909	10,107	9,553	9,695	10,095
Current portion of long-term debt	38	8	281	11	11
Other short-term borrowings	139	150	112	110	66
Long-term debt	3,210	3,139	1,688	2,074	2,563
Total debt	3,387	3,297	2,081	2,195	2,640
Stockholders’ equity(2), (3)	2,976	3,146	4,031	3,917	3,697
Number of registered stockholders	7,891	8,584	8,957	8,406	8,726
Number of employees	15,490	15,710	15,815	15,924	16,067

Notes:

(1)	The results of the years ended December 31, 2004 and 2005 have been reclassified to reflect Automotive Coatings as a discontinued operation (see Note 2 to the Consolidated Financial Statements).

(2)	As a result of the implementation of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” we recorded a $245 million charge to stockholders’ equity in 2006.

(3)	The primary reason for the reduction in Stockholders’ equity in 2007 is due to a $1 billion accelerated share repurchase (see Consolidated Statements of Stockholders’ Equity and Note 22 Stockholder’s Equity).

(4)	Reclassified to conform to current year presentation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements
The statements in this Form 10-K and in reports subsequently filed by Rohm and Haas Company with the Securities and Exchange Commission on Forms 10-Q and 8-K, and related comments by management which are not historical facts or information and contain words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “will” and similar expressions are forward-looking statements. These forward-looking statements involve risks and uncertainties that may cause the actual outcome to be materially different. Such risks and uncertainties include, but are not limited to:
➢	Global Economic and Political Climate:
•	Changes in foreign currency rates

•	Changes in worldwide economic conditions

•	Changes in trade policies or tariffs

•	Changes in interest rates

•	Changes in stock prices

•	Changes in discount rates affecting the measurement of our pension and retiree medical liabilities

•	Political unrest

•	Possible disruption in commercial activities due to terrorist activity or armed conflict
➢	Competition and Demand:
•	Introduction of new products/technologies by competitors

•	Changes in the pricing policies of our competitors

•	Fluctuations in demand

•	Ability to maintain sales volume in the event of increased selling prices

•	Seasonal activity of certain of our businesses and weather conditions, particularly for the Salt segment
➢	Raw Material Supplies and Energy:
•	Limited resources for raw materials, potential for shortage

•	Volatility in raw material and energy prices

•	Ability to obtain increases in selling prices to offset increases in raw material and energy costs
➢	Capacity Limitations:
•	Capacity limitations in our manufacturing operations

•	Inefficiencies in the running of our manufacturing facilities

•	An incident affecting the Houston ship channel area, as it could significantly affect both our operations and our sources of supply

•	Disruptions in supply and capacity constraints
➢	Intellectual Property and Other Technology Issues:
•	Ability to protect intellectual properties such as patents, trademarks, copyrights and trade secrets, especially in regions where intellectual property rights are not as strong as in the U.S.

•	Changes in customer requirements

•	Ability to develop new technology

•	Acceptance of new products/technologies in the marketplace
➢	Joint Ventures, Acquisitions, and other Alliances:
•	Ability to realize expected benefits from joint ventures, acquisitions or alliances

➢	The Dow Transaction:
•	The results of our court action against The Dow Chemical Company seeking specific performance of the merger agreement

•	Uncertainty about when and whether the Dow transaction will be completed
➢	Environmental Costs and Litigation Results:
•	Future developments and new environmental regulations

•	Litigation outcomes
➢	Cost Savings:
•	Ability to realize expected savings related to restructurings and other cost saving initiatives
➢	Talent:
•	Ability to attract, develop or retain quality employees
➢	Other risks and uncertainties detailed in Item 1A. Risk Factors or in our filings with the SEC
The following commentary should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements for the years ended December 31, 2008, 2007 and 2006.
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
2008 — A Year in Review
2008 was a challenging year. The soft economic conditions experienced in 2007 in North America continued in 2008 with a higher degree of severity and expanded worldwide. We experienced unprecedented volatility in raw materials costs and deteriorating macroeconomic conditions. Despite lower demand in most businesses, we increased sales — driven by aggressive pricing actions to recoup higher raw material costs, acquisitions, and the impact of favorable currencies. Rapidly Developing Economies continued to provide substantial growth for the company, with solid demand growth supported by investments in new facilities, acquisitions, and joint ventures.
During 2008, we took proactive steps to align our manufacturing with demand and to address the market declines affecting our businesses. Despite the challenges faced during the year, we continued to invest in growth initiatives and maintained our dividend.
In 2008, we reported sales of $9,575 million, an 8% increase over 2007, with reported earnings from continuing operations in 2008 of $480 million, or $2.44 per share, as compared to 2007 earnings from continuing operations of $660 million or $3.12 per share. The increase in sales was due to aggressive pricing actions, favorable performance of Salt’s effective product line management, favorable currencies, as well as demand growth in Rapidly Developing Economies for most of 2008 and the impact of acquisitions. The earnings decline largely resulted from decreased overall demand coupled with higher raw material costs which more than offset pricing actions and favorable currencies.
As market conditions continue to weaken, we continue to implement additional actions to navigate these difficult times, while remaining focused on positioning our businesses for success when the markets recover.

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
Our most significant reserves are those that have been established for remediation and restoration costs associated with environmental issues. As of December 31, 2008, we have $160 million reserved for environmental-related costs. We conduct studies and site surveys to determine the extent of environmental contamination and necessary remediation. With the expertise of our environmental engineers and legal counsel, we determine our best estimates for remediation and restoration costs. These estimates are based on forecasts of future costs for remediation and change periodically as additional and better information becomes available. Changes to assumptions and considerations used to calculate remediation reserves could materially affect our results of operations or financial position. If we determine that the scope of remediation is broader than originally planned, discover new contamination, discover previously unknown sites or become subject to related personal injury or property damage claims, our estimates and assumptions could materially change.
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
Our annual tax rate is determined based on our income, statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Tax law requires certain items to be included in the tax return at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities. The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year, and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns.
In the determination of our tax provision, we have recorded deferred income taxes on income from foreign subsidiaries which have not been reinvested abroad permanently, as upon remittance to the United States such earnings are taxable. For foreign subsidiaries where earnings are permanently reinvested outside the United States, no additional United States income taxes have been provided.
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
When appropriate, we record charges relating to efforts to strategically reposition our manufacturing footprint and support service functions. To the extent that exact amounts are not determinable, we have established reserves for such initiatives by calculating our best estimate of employee termination costs utilizing detailed restructuring plans approved by management. Reserve calculations are based upon various factors including an employee’s length of service, contract provisions, salary level and health care benefit choices. We believe the estimates and assumptions used to calculate these restructuring provisions are appropriate, and although significant changes are not anticipated, actual costs could differ from the assumptions and considerations used in estimating reserves should changes be made in the nature or timing of our restructuring plans. The resulting change could have a material impact on our results of operations, financial position or cash flows.
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
When such events or changes occur, we estimate the future undiscounted cash flows expected to result from the assets use and, if applicable, the eventual disposition of the assets. Long-lived assets are grouped at the lowest level for which identifiable cash flows are largely independent, generally the plant level. The key variables that we must estimate include assumptions regarding sales volume, selling prices, raw material prices, labor and other employee benefit costs, capital additions and other economic factors. These variables require significant management judgment and include inherent uncertainties since they are forecasting future events. If such assets are considered impaired, they are written down to fair value as appropriate.
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

We employ a Weighted Average Cost of Capital (“WACC”) approach to determine our discount rate for goodwill recoverability testing. Our WACC calculation includes factors such as the risk-free rate of return, cost of debt and expected equity premiums. The factors in this calculation are largely external to our company, and therefore are beyond our control. The average WACC utilized in our annual test of goodwill recoverability as of May 31, 2008 was 9.32%, which was based upon average business enterprise values. A 1% increase in the WACC will result in an approximate 13% decrease in the computed fair value of our reporting units. A 1% decrease in the WACC will result in an approximate 18% increase in the computed fair value of our reporting units. The following table summarizes the major factors that influenced the rate:

	2008	2007

Risk free rate of return	4.7%	5.1%
Cost of debt	7.6%	6.7%
Market risk premium	4.0%	4.0%
The decrease in the risk-free rate of return is due to the overall decrease in U.S. long-term interest rates between the dates of our annual impairment testing as of May 31, 2008 and 2007. The increase in the cost of debt is attributable to the change in rates of 20-year U.S. industrial bonds (rated BB or better by S&P) year-over-year.
In the second quarter of 2008 and 2007, we completed our annual SFAS 142 impairment review and determined that goodwill and indefinite-lived intangible assets were not impaired as of May 31, 2008 and 2007. We believe assumptions and other considerations used in the above estimates were reasonable and appropriate. In light of the current global recession, we will continue to monitor cash flows and other factors that may trigger a future impairment. If economic conditions continue to deteriorate, it may result in a decline in our estimated future cash flows. A material decline in the estimated future cash flows of our reporting units or significant increases in the WACC rate could result in the fair value falling below the book value of its net assets. This could result in a material impairment charge.

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
➢  Pension and Other Employee Benefits
Certain assumptions are used to measure the plan obligations of company-sponsored defined benefit pension plans, postretirement benefits, postemployment benefits (e.g., medical, disability) and other employee liabilities. Plan obligations and annual expense calculations are based on a number of key assumptions. These assumptions include the weighted-average discount rate at which obligations can be effectively settled, the anticipated rate of future increases in compensation levels, the expected long-term rate of return on assets, increases or trends in health care costs, and certain employee-related factors, such as turnover, retirement age and mortality. Management reviews these assumptions at least annually and updates the assumptions as appropriate to reflect our actual experience and expectations on a plan specific basis.
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
We believe that the current assumptions used to estimate plan obligations and annual expense are appropriate in the current economic environment. However, if economic conditions change, we may be inclined to change some of our assumptions, and the resulting change could have a material impact on the Consolidated Statements of Operations and on the Balance Sheet. At each measurement date, gains and losses from actual experience differing from our assumptions and from changes in our assumptions are calculated. If this net accumulated gain or loss exceeds 10% of the greater of plan assets or liabilities, a portion of the net gain or loss is included in pension expense for the following year.

Weighted-average assumptions
used to determine benefit
obligation for years ended
December 31,	2008		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.

Discount rate	6.50%	5.83%	6.21%	5.66%
Rate of compensation increase	4.00%	3.94%	4.00%	4.24%
The weighted-average discount rate, the rate of compensation increase and the estimated return on plan assets used in our determination of pension expense are as follows:

Weighted-average assumptions
used to determine net pension
expense for years ended
December 31,	2008		2007		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Discount rate	6.21%	5.66%	5.90%	5.05%	5.70%	4.77%
Estimated return on plan assets	8.50%	6.68%	8.50%	6.72%	8.50%	6.97%
Rate of compensation increase	4.00%	4.24%	4.00%	3.91%	4.00%	3.88%
The following illustrates the annual impact on pension expense of a 100 basis point increase or decrease from the assumptions used to determine the net cost for the year ended December 31, 2008.

					Combined
	Weighted-Average		Estimated Return on		Increase/(Decrease)
	Discount Rate		Plan Assets		Pension Expense
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

100 basis point increase	$(10)	$(9)	$(18)	$(7)	$(28)	$(16)
100 basis point decrease	25	10	18	7	43	17
The following illustrates the annual impact on postretirement benefit expense of a 100 basis point increase or decrease from the discount rate used to determine the net cost for the year ended December 31, 2008.

	Weighted-Average Discount Rate

(in millions)	U.S.	Non-U.S.

100 basis point increase	$1	$(1)
100 basis point decrease	(2)	1
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

Reportable Segments at December 31, 2008
We operate seven reportable segments, as presented below. Additional information regarding the markets these segments serve can be found in Item 1. Business. Our sales and earnings by reportable operating segment and region are presented below.

Net Sales
	North				Segment
(in millions)	America	Europe	Asia-Pacific	Latin America	Eliminations	Total

Electronic Technologies
2008	$390	$210	$1,053	$1	$—	$1,654
2007	407	230	1,029	—	—	1,666
2006	436	226	889	—	—	1,551

Display Technologies
2008	$3	$17	$264	$—	$—	$284
2007	1	—	44	—	—	45
2006	1	—	12	—	—	13

Electronic Materials Group
2008	$393	$227	$1,317	$1	$—	$1,938
2007	408	230	1,073	—	—	1,711
2006	437	226	901	—	—	1,564

Paint and Coatings Materials
2008	$1,238	$457	$371	$151	$—	$2,217
2007	1,258	396	326	140	—	2,120
2006	1,324	355	252	119	—	2,050

Packaging and Building Materials
2008	$654	$681	$337	$135	$—	$1,807
2007	701	681	320	124	—	1,826
2006	733	649	282	112	—	1,776

Primary Materials
2008	$501	$496	$56	$92	$1,222	$2,367
2007	460	407	45	63	1,103	2,078
2006	456	327	40	54	1,102	1,979

Segment Eliminations
2008	$—	$—	$—	$—	$(1,222)	$(1,222)
2007	—	—	—	—	(1,103)	(1,103)
2006	—	—	—	—	(1,102)	(1,102)

Specialty Materials Group
2008	$2,393	$1,634	$764	$378	$—	$5,169
2007	2,419	1,484	691	327	—	4,921
2006	2,513	1,331	574	285	—	4,703

Performance Materials Group
2008	$396	$547	$232	$73	$—	$1,248
2007	410	527	209	59	—	1,205
2006	420	473	184	57	—	1,134

Salt
2008	$1,220	$—	$—	$—	$—	$1,220
2007	1,060	—	—	—	—	1,060
2006	829	—	—	—	—	829

Total
2008	$4,402	$2,408	$2,313	$452	$—	$9,575
2007	4,297	2,241	1,973	386	—	8,897
2006	4,199	2,030	1,659	342	—	8,230

(in millions)	2008	2007	2006

Pretax Earnings from Continuing Operations
Electronic Technologies	$390	$410	$345
Display Technologies	(40)	(23)	1

Electronic Materials Group	$350	$387	$346
Paint and Coatings Materials	169	323	353
Packaging and Building Materials	55	161	186
Primary Materials	82	108	215

Specialty Materials Group	$306	$592	$754
Performance Materials Group	117	132	103
Salt	177	115	54
Corporate	(389)	(346)	(215)

Total	$561	$880	$1,042

Consolidated Results of Operations for the Years Ended December 31, 2006 through December 31, 2008
Net Sales and Gross Profits
In 2008, our consolidated net sales were $9,575 million, an increase of 8% or $678 million over 2007 net sales of $8,897 million. This increase was primarily driven by increases in selling price, favorable currencies and acquisitions, tempered by weakened demand. The weakened demand resulted from deteriorating market conditions, across all regions, which were pronounced in the fourth quarter of 2008 and are expected to continue in 2009. The Electronic Materials Group showed growth within the Display Technologies segment, due mainly to acquisitions. The Salt business showed strong performance, benefiting from favorable weather conditions throughout 2008, as well as improved product line management. The Specialty Materials Group showed strong growth in all regions outside of North America and Europe, including Rapidly Developing Economies, during most of 2008. However, that growth was tempered by the global market decline late in the year. The Performance Materials Group continued to benefit from stronger demand in the Asia Pacific and Latin America Regions, coupled with the impact of increased pricing and favorable currencies in Europe, which more than offset weakness in North America.
In 2007, our consolidated net sales were $8,897 million, an increase of 8% or $667 million over 2006 net sales of $8,230 million. This increase was primarily driven by higher demand and favorable currencies. The Electronic Materials Group showed strong performance, with accelerating growth, particularly in the second half of the year. The Salt business showed strong performance, benefiting from favorable weather conditions in the fourth quarter, as well as improved productline management. The Specialty Materials Group showed strong growth in all regions outside of North America, including Rapidly Developing Economies. The Performance Materials Group continued to benefit from stronger demand, particularly in the Asia Pacific and Latin America Regions, coupled with the impact of increased pricing and favorable currencies in Europe, which more than offset weakness in North America.

	2008 from 2007	2007 from 2006
Sales Change	%	%

Demand/Volume	(3)	4
Currency	3	3
Selling price	5	1
Other*	3	—

Total Change	8%	8%

*	Other includes items such as the acquisitions, divestitures and rounding.

(in millions)	2008	2007	2006

Gross profit	$2,410	$2,467	$2,483
As a percentage of sales	25.2%	27.7%	30.2%
Gross profit for 2008 was $2,410 million, a decrease of 2% from $2,467 million in 2007, on higher sales. The 250 basis point decrease in 2008 versus 2007 gross profit margin reflects the impact of lower overall demand, and higher operating costs, partially offset by pricing actions, favorable currencies and proactive cost control.
Gross profit for 2007 was $2,467 million, a decrease of 1% from $2,483 million in 2006, on higher sales. The 250 basis point decrease in 2007 versus 2006 gross profit margin reflects the impact of higher raw material, energy and freight costs and the poor operating performance of our Houston monomer plant which more than offset increases in demand, currency and selling prices.
In 2009, we continue to anticipate volatile raw material and natural gas prices. To mitigate the impact of volatile raw material and energy costs, we will adjust selling prices as necessary, and we are exercising control over discretionary spending, and utilizing commodity swap, option and collar contracts. For further information regarding the impact of raw materials on our businesses, please see “Raw Materials” on page 14.
Selling and Administrative Expense

(in millions)	2008	2007	2006

Selling and administrative expense	$1,138	$1,091	$1,041
As a percentage of sales	11.9%	12.3%	12.7%
In 2008, selling and administrative expense decreased as a percentage of sales due to positive sales growth and strict cost control efforts, in addition to reduced employee bonuses in line with company performance. These decreases were tempered by the unfavorable impact of currencies.
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
We believe that our cost savings initiatives, including a 2009 salary freeze, where applicable, will continue to reduce certain administrative costs as we improve efficiencies. However, we anticipate overall higher employee-related costs in 2009 as a result of increasing healthcare costs and higher pension costs.
Research and Development Expense

(in millions)	2008	2007	2006

Research and development expense	$327	$296	$286
As a percentage of sales	3.4%	3.3%	3.5%
We spent $327 million on research and development in 2008, representing a 10% increase from $296 million in 2007. In 2007, we spent $296 million on research and development, a 3% increase from $286 million in 2006. The increase in 2008 resulted from an increase in projects related to the SKC Haas joint venture acquired in December 2007 and the acquisition of Gracel Display in April 2008. In 2008 and 2007 growth initiatives in the Electronic Technologies segment also contributed to the increase in research and development.
In 2009, we expect to spend approximately $330 million on research and development.

Interest Expense
Interest expense for 2008 increased $44 million from $120 million during 2007 to $164 million during 2008. The increase is primarily attributable to the issuance of new debt in September 2007 to fund a $1 billion accelerated share repurchase and the impacts of foreign currency.
Interest expense for 2007 increased $26 million from $94 million during 2006 to $120 million during 2007. The increase is primarily attributable to the issuance of new debt in September 2007 to fund a $1 billion accelerated share repurchase coupled with an increase in effective interest rates.
Amortization of Finite-lived Intangible Assets
Amortization of intangible assets for 2008, 2007 and 2006 was $63 million, $57 million, and $56 million respectively. The $6 million and $1 million increase in 2008 and 2007, respectively, is mainly due to additional amortization of intangible assets primarily resulting from the acquisitions of Gracel Display in April 2008, Eastman Kodak Company’s light management film technology assets on June 15, 2007 and the formation of the SKC Haas Display Film joint venture on December 1, 2007.
Amortization of intangible assets is estimated to be approximately $63 million in 2009.
Restructuring and Asset Impairments

(in millions)	2008	2007	2006

Severance and employee benefits (net)	$157	$10	$23
Asset impairments, net of gains on sales	42	18	2
Other, including contract lease termination penalties	—	—	2

Amount charged to earnings	$199	$28	$27

Restructuring and Asset Impairments by Business Segment

(in millions)
Business Segment	2008	2007	2006

Electronic Technologies	$27	$(2)	$(1)
Display Technologies	8	4	—

Electronic Materials Group	$35	$2	$(1)
Paint and Coatings Materials	67	1	4
Packaging and Building Materials	39	2	5
Primary Materials	1	—	2

Specialty Materials Group	$107	$3	$11
Performance Materials Group	29	9	8
Salt	3	—	5
Corporate	25	14	4

Total	$199	$28	$27

Severance and Employee Benefits
2008 Actions
For the year ended December 31, 2008, we recorded approximately $153 million of expense for severance and associated employee benefits, primarily associated with the elimination of 1,910 positions resulting from:
•	An adjustment of production schedules in some manufacturing facilities to reflect current market softness;

•	A realignment of our manufacturing footprint to better utilize assets, including idling or closing underutilized plants;

•	Reducing commercial-related positions that have been directly impacted by lower market demand;

•	A 30 percent reduction of installed capacity in our emulsions network in North America, reflecting the cumulative impact of productivity improvement efforts and reduced market demand;

•	Significant reductions included selling and administrative costs for the Specialty Materials Group in mature markets;

•	An adjustment of our infrastructure for the Electronic Materials Group, reflecting the continued shift of the business to Asia;

•	Cost reductions related to productivity improvements for various other businesses and regions; and

•	The termination of toll manufacturing support arrangements at two facilities related to a prior divestiture.
During 2008, we recorded additional severance and employee benefit charges related to changes in estimates of $2 million for 2008 initiatives and $2 million for 2006 initiatives. The 2008 cost savings initiatives are expected to yield pre-tax savings of approximately $200 million annually beginning in 2010. As of December 31, 2008, we have realized savings of $11 million in our Consolidated Statement of Operations from 2008 initiatives, which was offset by $32 million of accelerated depreciation. Of the initial 1,910 positions identified under the total 2008 restructuring initiatives, we increased the total number of positions to be affected by these initiatives by 3 to 1,913 positions in total. As of December 31, 2008, 344 positions have been eliminated.
2007 Actions
For the year ended December 31, 2007, we recorded approximately $15 million of expense for severance and associated employee benefits, primarily associated with the elimination of 201 positions as part of our on-going efforts to reposition our business portfolio for accelerated growth by exiting non-strategic business lines, as well as to improve operating excellence through productivity initiatives in manufacturing, research and development, and business services. Reducing the effect of the 2007 charge were favorable adjustments of $5 million for severance and employee benefits due to fewer employee separations than originally anticipated related to 2005 and 2006 actions. The 2007 cost savings initiatives are expected to yield pre-tax savings of approximately $21 million annually. Of the initial 201 positions identified, we reduced the total number of positions to be affected by these initiatives by 18 to 183 positions in total. As of December 31, 2008, 133 positions have been eliminated.
2006 Actions
For the year ended December 31, 2006, we recorded approximately $26 million of expense for severance and associated employee benefits associated with the elimination of 329 positions. These charges related to the restructuring within our North American support services and Coating and Salt segments, concentrated in North America. Our management approved these restructuring actions to implement organizational alignments to support our Vision 2010 strategic plan and to further improve the efficiency of our manufacturing network. The organizational alignments included a more streamlined business structure, and deployment of resources to higher growth markets. Staffing reductions related to several of our manufacturing operations and were a direct result of changes in the execution of existing processes and productivity improvements, while support services staffing reductions were made possible as we continue to capitalize on the enhancements achieved through the implementation of our Enterprise Resource Planning System. This charge was partially offset by $1 million of favorable adjustments to adequately reflect changes in estimates of remaining obligations related to severance payments within our global Graphic Arts business within our Packaging and Building Materials segment, actions announced in the first quarter of 2006. Additionally, there were favorable adjustments of $2 million related to severance and employee benefits due to fewer employee separations than originally anticipated offset by $2 million for lease contract obligations related to our 2005 and prior initiatives. The 2006 restructuring actions are expected to yield pre-tax savings of $33 million annually. Of the initial 329 positions identified, we reduced the total number of positions by 64 to 265 positions in total. As of December 31, 2008, all positions have been eliminated.
Asset Impairments
2008 Impairments
For the year ended December 31, 2008, we recognized $42 million of fixed asset impairment charges. These charges include $3 million of impairments due to damage at our Salt operation in the Bahamas related to Hurricane Ike. In an effort to better utilize our assets we recorded $2 million of asset impairment charges relating to the closure of two plants within the Performance Materials Group, which support the Powder Coatings and Advanced Materials businesses. Reduced market demand and productivity improvements in North America resulted in the impairment of fixed assets totaling $5 million, $3 million of which impacted the Paint and Coatings Materials business and $2 million related to the Packaging and Building Materials business. In addition, the Paint and Coatings Materials business also recorded an $8 million charge relating to the closure of a plant due to continued reductions in market demand. The Packaging and Building Materials business recorded fixed asset impairment charges of $7 million due to the transfer of select business lines and $2 million relating to the exiting of a business line. An adjustment of our infrastructure for the Electronic Materials Group, reflecting the continued shift of the business to Asia resulted in asset impairment charges of $9 million; $8 million resulted from exiting select business lines within Packaging and Finishing Technologies and $1 million from the closing of a research and development site supporting Semiconductor Technologies. Further, we recorded a $1 million write-off of in process research and development relating to the Gracel acquisition within Display Technologies. Lastly, we recorded $5 million of asset impairment charges in the first quarter of 2008 associated with fixed asset write downs related to the restructuring of two manufacturing facilities due to the termination of toll manufacturing support arrangements related to a prior divestiture.
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
Pension Judgment
As discussed further in Note 26, we have recorded a non-cash charge in the third quarter of 2007 for $65 million ($42 million after-tax) to recognize the estimated potential impact of a court decision related to cost of living adjustments on our long-term pension plan obligations.
Share of Affiliate Earnings, net
In 2008, we recorded affiliate net earnings of $97 million, an increase of $75 million in comparison to $22 million in 2007. The increase is primarily due to the sale of our 40% interest in UP Chemical Company on April 4, 2008, resulting in a pre-tax gain of approximately $85 million. Absent the impact of earnings and the divesture gain related to UP Chemical Company, affiliate earnings decreased reflecting weaker demand in the second half of 2008.
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

Other Expense (Income), net
Other expense for 2008 was $55 million compared to other income of $48 million in 2007. The increase in other expense was primarily due to expenses related to the planned merger with Dow, lower interest and investment income and currency losses.
In 2007, net other income decreased to $48 million from $53 million in 2006. The decrease is primarily attributable to a reduction in currency losses of $21 million offset by a decrease in interest and investment income of $13 million and a reduction in gains on fixed asset disposals of $4 million.
Minority Interest
Minority interest for 2008 decreased $10 million from $14 million in 2007 to $4 million in 2008. The decrease in minority interest for the twelve months ended December 31, 2008, was due to decreased earnings from an equity affiliate in our Electronic Technologies segment and increased losses of the SKC Haas joint venture in our Display Technologies segment, both brought about by the weakening global economic conditions. The decrease in earnings in the Electronic Technology affiliate is due to a sharp second half of the year demand-related decline as well as price erosion to maintain volumes. The increased loss related to the SKC Haas joint venture was due to the impact of significantly softening demand in the second half of 2008.
Income Taxes
Full-year income tax expense was $77 million, reflecting an effective tax rate of 13.7 percent, as compared to $206 million, or an effective tax rate of 23.4 percent for the prior-year period. The reduction to the effective rate was primarily due to a reduction of earnings in jurisdictions with a higher statutory tax rate. The tax benefit of the one-time pension charge as well as favorable tax valuation adjustments and other credits reduced 2007 compared to 2006 tax expense by $33 million.
In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. We adopted FIN 48 effective January 1, 2007 and the provisions of FIN 48 have been applied to all income tax positions commencing from that date. We recognize potential accrued interest and penalties related to unrecognized tax benefits as income tax expense. The cumulative effect of applying the provisions of FIN 48, $9 million, has been reported as an adjustment to the opening balance of retained earnings as of January 1, 2007.
Results of Operations for the Years Ended December 31, 2006 through December 31, 2008
– By Business Segment
ELECTRONIC MATERIALS GROUP
The Electronic Materials Group comprises two reportable segments which provide materials for use in applications such as telecommunications, consumer electronics and household appliances. Overall sales for this Group were up 13% in 2008 over the prior year. Sales growth was strong in the first half of the year, driven by robust consumer demand, but then weakened precipitously in the second half as demand fell, first in the U.S. and Europe and then later in Asia. Pre-tax earnings for 2008 were down 10% compared to the prior year for this Group due primarily to lower demand and higher raw materials costs, partially offset by favorable currencies.
Overall sales for this Group were up 9% in 2007 over the prior year. Sales growth was weak in the first half due to an industry-wide slowdown in semiconductor production, but rebounded strongly beginning in the second half of the year. Pre-tax earnings for 2007 were up 12% over the prior year for this Group.

The results for the Electronic Materials Group are reported under the two separate reportable segments as follows:
ELECTRONIC TECHNOLOGIES
Net sales in 2008 for Electronic Technologies were $1,654 million, down 1%, or $12 million, versus prior year sales. All businesses reported strong first half growth in Asia, then weakening demand later in the year as it began to decline during the third quarter. In North America and Europe, sales for most businesses were flat or declined in the first half and then also reported sharp declines in the second half of the year. Sales in advanced technology product lines were flat versus the prior year. Sales from Semiconductor Technologies contracted slightly versus last year as the strong first half growth in Asia was not enough to compensate for the sharp second half demand-related declines, as well as price erosion to maintain volumes. Circuit Board Technologies sales grew 4% as first half growth in Asia, as well as single-digit sales dollar gains in Europe, more than offset the business contraction in North America. Sales in 2008 of new Photovoltaic technologies helped sales advance. Packaging and Finishing Technologies sales were down 3% versus last year on lower precious metals and Process sales.
Full year pre-tax earnings of $390 million were down from the $410 million earned in the prior year. This year’s results include an $85 million gain related to the sale our 40% interest in UP Chemical Company during the second quarter, as well as restructuring charges, for the full year, of $27 million. Prior year results included a $2 million benefit due to a change in estimate related to restructuring costs. Excluding the effect of the UP Chemical Company sale and restructuring in both periods, pre-tax earnings declined $76 million reflecting the impact of weaker demand in the second half of the year and higher raw material prices and freight costs, only partially offset by favorable currencies and continued discipline in cost management.
Net sales in 2007 for the Electronic Technologies business reached $1,666 million, up 7%, or $115 million, versus net sales of $1,551 million in 2006. Demand was strong across all businesses, especially in Asia-Pacific. Sales in advanced technology product lines were up 13% versus the prior year. Sales from Semiconductor Technologies grew 10% over the prior year period, reflecting continued strength in sales of Chemical Mechanical Planarization (CMP) pads and slurries as well as advanced photoresists and related products. Circuit Board Technologies sales grew 6% as solid growth in Asia more than offset weaker demand in North America and Europe. Sales of photovoltaic products, primarily in Europe, began to gain traction this year. Packaging and Finishing Technologies sales were up only slightly versus 2006 as lower volumes of precious metal sales in North America offset 5% higher Process sales.
Full year 2007 pre-tax earnings of $410 million were up significantly from the $345 million earned in 2006, reflecting increased sales of advanced technology products, mostly in Asia, and continued discipline in cost management.
DISPLAY TECHNOLOGIES
In June 2007, we acquired the net assets of Eastman Kodak Company’s light management films technology business, which produces advanced films that improve the brightness and efficiency of liquid crystal displays (LCD). In late November 2007, we completed the formation of SKC Haas Display Films, a joint venture with SKC Incorporated of South Korea for the development, manufacture and marketing of advanced optical and functional films used in the flat panel display industry. In April 2008, we acquired Gracel Display, Inc., a leading developer and manufacturer of Organic Light Emitting Diode materials. These new businesses, along with process-related materials also used in the flat panel display industry and previously included as part of our Semiconductor Technologies unit, form the reportable segment now referred to as Display Technologies.
Net sales in 2008 for Display Technologies of $284 million were driven by the partial-year results of Gracel Display, Inc. and full-year results of the SKC Haas joint venture referred to above. Net sales in 2007, which include only sales of process related materials previously included as part of Semiconductor Technologies and one month of results related to SKC Haas, were $45 million. The business enjoyed strong industry demand-driven volume growth throughout most of the first half of 2008, though experienced significant softening of demand throughout the second half, in response to weakening global economic conditions.
The segment reported a pre-tax loss of $40 million for 2008, versus the $23 million loss recorded during the prior year period, reflecting the development stage nature of the newly acquired light management films technologies, as well as acquisition and purchase-accounting related charges. The current year includes a restructuring related charge of $8 million.
Net sales in 2007 for Display Technologies were $45 million, primarily reflecting the partial-year results of the newly acquired assets and joint venture referred to above. Net sales in 2006, which include only sales of process related materials previously included as part of Semiconductor Technologies, were $13 million.
The segment reported a pre-tax loss of $23 million for 2007, reflecting the development stage nature of the newly acquired light management films technologies, as well as acquisition and purchase-accounting related charges, including the write-off of $4 million, related to in-process research and development costs.
SPECIALTY MATERIALS GROUP
The Specialty Materials Group comprises three reportable segments that represent the majority of the company’s chemicals business, serving a broad range of end-use markets.
Overall sales for this Group (after intersegment elimination) were up 5% in 2008 over the prior year, due to higher selling prices and favorable currencies partially offset by lower demand. Higher demand in Rapidly Developing Economies was more than offset by soft demand in the U.S. and Western Europe.
Pre-tax earnings for the twelve months ended December 31, 2008 were $306 million, down 48% from prior year earnings of $592 million for the Group. Earnings include charges of $107 million and $3 million for restructuring and asset impairment charges in 2008 and 2007, respectively. In addition, we incurred $18 million in charges during the third quarter from the impact of Hurricane Ike on our Deer Park, Texas operations. Excluding these charges, current year earnings of $431 million were down $164 million, or 28%, versus the prior year period. Increased selling prices and favorable currencies were more than offset by higher raw material, energy and freight costs, softer demand in the Western markets, higher plant operating costs due to volume shortfalls, and losses on hedging activities.
Sales in 2007 for this Group (after intersegment elimination) were up 5% over the prior year, due to favorable currencies and increased demand. Pre-tax earnings for 2007 of $592 million were down 21% from prior year earnings of $754 million for this Group. Increased sales in Rapidly Developing Economies and favorable currencies were more than offset by higher raw material and energy costs, unexpected operating difficulties at our Houston manufacturing facility and slowed demand in the U.S.
The results for Specialty Materials Group are reported under the three separate reportable segments as follows:
PAINT AND COATINGS MATERIALS
In 2008, net sales from our Paint and Coatings Materials segment were $2,217 million, an increase of 5%, or $97 million, from net sales of $2,120 million in 2007. This increase is the result of higher selling prices instituted to recover the higher raw material costs, as well as favorable currencies and the benefit of the Finndisp acquisition. These increases were substantially offset by lower volumes, primarily in the U.S. and mature economies. The reduced demand in the U.S. was due to weakness in the architectural paint market reflecting the pronounced slowdown in home improvements as well as lower existing and new home sales. In the fourth quarter, demand comparisons were lower across all regions reflecting the global economic slow down brought on by the global credit crisis.

Pre-tax earnings of $169 million in 2008 were down $154 million, or 48% versus prior year earnings of $323 million. Included in earnings were $67 million and $1 million in restructuring and asset impairment charges in 2008 and 2007, respectively. Excluding these charges, pre-tax earnings decreased by $88 million driven by lower volumes in the U.S. and other mature economies, higher raw material, energy and freight costs partially offset by higher selling prices, favorable currencies, and higher demand growth in Rapidly Developing Economies for most of 2008.
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
Pre-tax earnings were $323 million in 2007 versus prior year earnings of $353 million. This decrease in earnings was driven by the unfavorable impact of lower demand in the U.S. combined with higher raw material and operating costs, partially offset by favorable currencies, higher selling prices and demand growth in other regions.
PACKAGING AND BUILDING MATERIALS
In 2008, net sales from our Packaging and Building Materials segment were $1,807 million, a decrease of 1%, or $19 million, from net sales of $1,826 million in 2007. The decrease reflects lower demand, partially offset by strong European currencies and higher pricing. The lower demand was due to the impacts of a strong demand drop starting in North America in the beginning of the year and then spreading to all regions by the fourth quarter. While Rapidly Developing Economies started the year with strong growth year over year, even these markets struggled in the second half of 2008. Global economic softness in the second half of 2008 combined with persistent economic softness in the U.S. and Western Europe building and construction markets more than offset earlier demand growth in Rapidly Developing Economies.
Pre-tax earnings for 2008 of $55 million were down versus pre-tax earnings of $161 million for 2007, a decrease of $106 million, or 66%. Excluding the restructuring and asset impairment charges of $39 million in 2008, the pre-tax earnings decline reflects increased raw material, energy and freight costs and lower demand, which more than offset favorable currencies and increased selling prices.
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
Pre-tax earnings of $161 million were down versus pre-tax earnings of $186 million for 2006, a decrease of $25 million, or 13%. 2006 results included a $5 million, pre-tax, charge primarily for restructuring and other one-time costs related to our Graphic Arts business. Excluding the restructuring charge, the pre-tax earnings decline reflects increased raw material costs and lower demand, which more than offset favorable currencies and increased selling prices.

PRIMARY MATERIALS

	Year Ended December 31,
(in millions)	2008	2007	2006

Total Sales	$2,367	$2,078	$1,979
Elimination of Inter-segment Sales	(1,222)	(1,103)	(1,102)

Third Party Sales	$1,145	$975	$877

In 2008, net sales for Primary Materials were $2,367 million, an increase of $289 million, or 14%, from prior year net sales of $2,078 million. Net sales for Primary Materials include sales to our internal downstream monomer-consuming businesses, primarily Paint and Coatings Materials and Packaging and Building Materials, along with sales to third party customers. Sales to external customers increased 17% to $1,145 million in 2008 from $975 million in the prior period, primarily due to a combination of higher volumes, higher selling prices and favorable currencies. Sales to our downstream business increased 11% to $1,222 million in 2008 from $1,103 million in the prior period, primarily due to a combination of higher selling prices and favorable currencies, partially offset by lower volume.
Pre-tax earnings of $82 million in 2008 decreased 24% from $108 million in 2007. The reduction in earnings reflects lower downstream demand, costs associated with Hurricane Ike, higher raw material and energy costs and higher selling, administrative and research spending, partially offset by favorable currencies, higher selling prices and the absence of significant unexpected operation outages in Houston manufacturing facility experienced in 2007. In 2008, the business was able to pass through most raw material cost increases by raising prices.
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
Pre-tax earnings of $108 million in 2007 decreased 50% from $215 million in 2006. The reduction in earnings can be attributed to higher raw material costs, lower selling prices and a series of unplanned operating issues earlier this year. The negative impact in 2007 of unexpected operating difficulties at our Houston manufacturing facility is approximately $51 million pre-tax.
We anticipate that global monomer manufacturing capacity will increase again during 2009 in spite of anticipated lower demand.
PERFORMANCE MATERIALS GROUP
Net sales for the Performance Materials Group reached $1,248 million for the period ended December 31, 2008, an increase of 4%, or $43 million, versus sales of $1,205 million in 2007. The impact of favorable currencies along with stronger demand in the Asia Pacific and Latin American regions and increased pricing, more than offset overall economic weakness in Europe and North America.
Net sales for Process Chemicals and Biocides were $799 million, an increase of 6%, or $44 million over sales in 2007. The increase is mainly attributable to favorable currencies, increased overall demand within Rapidly Developing Economies and higher selling prices, partially offset by the demand weakness experienced in North America and Europe within the building and construction markets and the paper market. Within the Rapidly Developing Economies, particularly South East Asia and China, the ion exchange product line saw increased demand in the industrial water treatment and power markets. This product line also realized solid growth in new markets, such as catalysis and potable water. Net sales for Powder Coatings were $334 million, essentially flat versus sales of $335 million in 2007. The impact of favorable currencies and higher pricing was offset by weaker core demand in Europe and North America (Automotive and Consumer markets). Net sales for the other businesses, including AgroFresh and Advanced Materials were essentially flat with 2007 at $115 million. Continued growth of our patented 1-methylcyclopropene (1-MCP) technology in AgroFresh was offset by our 2008 exit from our digital imaging business line.
Pre-tax earnings for 2008 of $117 million include $29 million pre-tax impact of restructuring and asset impairment charges, mainly associated with exiting the Digital Imaging business. Excluding restructuring and asset impairment charges for both periods, earnings increased $5 million, or 4% compared to 2007. Earnings improvement was due to increased demand, notably in the Rapidly Developing Economies, favorable currencies, and higher selling prices, partially offset by higher raw material, energy and freight costs as well as weak demand in the North America region.
Net sales for the Performance Materials Group reached $1,205 million for the year ended December 31, 2007, an increase of 6%, or $71 million, versus sales of $1,134 million in 2006. Stronger demand in the Asia Pacific and Latin American regions, coupled with the impact of increased demand and favorable currencies in Europe, more than offset overall economic weakness in North America.
Net sales for Process Chemicals and Biocides were $755 million in 2007, an increase of 8%, or $52 million versus sales in 2006. Demand was strong across all regions except North America due to weakness in building and construction markets. In the Rapidly Developing Economies, particularly China and Central and Eastern Europe and Turkey, the ion exchange business saw increased demand in the industrial water treatment and mining markets. The business also realized solid growth in new markets, such as biodiesel and potable water. Net sales for Powder Coatings were $335 million, an increase of 1%, or $3 million over sales of $332 million in 2006. The sales increase was driven by the impact of favorable currencies and higher pricing, partially offset by weaker demand. Net sales for the other businesses, including AgroFresh, Advanced Materials and Digital Imaging, increased 15% or $15 million from $100 million in 2006 to $115 million in 2007. This increase was mainly driven by continued growth of our patented 1-methylcyclopropene (1-MCP) technology in AgroFresh and increased demand in Advanced Materials.
Pre-tax earnings for 2007 of $132 million include $9 million pre-tax impact of restructuring and asset impairment charges, mainly associated with exiting the Digital Imaging business. Excluding restructuring and asset impairment charges for both periods, earnings increased $30 million, or 27% compared to 2006. The pre-tax earnings increase is due to increased demand, higher selling prices, the impact of favorable currencies, and improvement year-over-year in the Powder Coatings business. The 2007 results include additional investment in more advanced applications in ion exchange and biocides such as bio-processing, advanced water treatment and microbial protection, and the expansion of the 1-MCP technology from our AgroFresh business for additional high-value applications in both horticultural and agronomic markets.
SALT
For the year 2008, net sales from Salt were $1,220 million, an increase of 15% versus prior period net sales of $1,060 million. Highway de-icing sales were favorably impacted by both demand and effective product line management. Favorable weather conditions throughout 2008 raised demand for highway de-icing salt by 11%. Sales of consumer and industrial salt products increased by 10% compared with last year as a result of sales growth within consumer ice control products, product line management, and mix in the consumer and industrial markets. Favorable currencies also contributed to the improvement in sales, in 2008 compared with 2007.
Pre-tax earnings for 2008 of $177 million increased by $62 million, or 54%, compared to pre-tax earnings of $115 million in 2007. Pre-tax earnings were largely impacted by improved demand for ice control related products. Product line management and favorable mix across all markets, as well as company-wide cost improvement initiatives, also contributed to the earnings improvement compared with the prior year.

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
Pre-tax earnings for 2007 of $115 million increased by $61 million, or 113%, compared to pre-tax earnings of $54 million in 2006. Pre-tax earnings were largely impacted by improved demand for ice control related products. Improved demand and favorable mix in the industrial and consumer markets, as well as company-wide cost improvement initiatives, also contributed to the earnings improvement compared with the prior year. Pre-tax earnings in 2006 included $5 million, pre-tax, in restructuring and asset impairment charges.
CORPORATE
Corporate pre-tax expense of $389 million for the year ended December 31, 2008, increased from $346 million in the prior year period primarily due to higher interest expense, costs associated with our pending transaction with The Dow Chemical Company and unfavorable currencies which were partially offset by the absence of the 2007 pension judgment.
Corporate pre-tax expense of $346 million for the year ended December 31, 2007, increased from $215 million in the prior year period primarily due to the recognition of the estimated one-time non-cash pre-tax pension charge of $65 million. Other factors contributing to the increase were higher non-recurring costs associated with establishing the European Headquarters in Switzerland, as well as higher interest expense due to higher effective interest rates and the issuance of $1.1 billion in new debt in September of 2007 to fund an accelerated share repurchase.

LIQUIDITY AND CAPITAL RESOURCES
Overview
As of December 31, 2008, our company’s debt ratio (total debt in proportion to total debt plus minority interest and stockholders’ equity) was 52%, up from 50% as of December 31, 2007. Cash provided by operating activities was approximately 31% of our year-end debt (cash from operating activities in proportion to total debt) in 2008, versus 29% in 2007. During 2008, the book value of existing debt increased, not borrowings, which caused the changes noted above. Specifically, the dollar value of debt denominated in Japanese Yen increased due to this currency’s appreciation against the dollar in 2008. Further, the book value of our long term debt increased due to deferred gains related to our termination of interest rate swap contracts in the U.S. during November 2008. We expect to maintain our debt ratio at approximately 50%, while growing cash from operating activities.
Maintenance of a strong balance sheet well-covered by our cash flows remains a key financial policy. We have been in a cash conservation mode pending our merger with The Dow Chemical Company and have not issued commercial paper since October, 2008. While the merger is pending, we intend to continue to seek to conserve cash while supporting essential business investments through our capital expenditure program and through very selective, small acquisitions.
In the year ended December 31, 2008, our primary source of cash was from operating activities, employee stock option exercises, and the sale of an affiliate, UP Chemical, during the second quarter. Our principal uses of cash were capital expenditures, dividends, and acquisitions. We also invested $200 million in short-term marketable securities to fund non-qualified pension and savings plan liabilities in the U.S. as required by the terms of our Rabbi Trust prior to a change in control. See Note 9 to the financial statements for further information. Our cash flow statement summarizes these sources and uses of cash from our combined continued and discontinued operations for all periods presented. These are summarized in the table below:

	Year Ended
	December 31,
(in millions)	2008	2007

Cash provided by operating activities	$1,040	$963
Issuance of long-term debt	2	1,394
Stock repurchases	(15)	(1,462)
Stock option exercise proceeds	104	46
Repayments of long-term debt	(8)	(441)
Capital expenditures	(520)	(417)
Acquisitions	(164)	(117)
Dividends	(314)	(303)
Our cash flow statement includes the combined results of our continued and discontinued operation for all periods presented.
Cash Provided by Operating Activities
For the year ended December 31, 2008, cash provided by operating activities of $1,040 million set a company record exceeding the $963 million provided for the year ended December 31, 2007 by $77 million or 8%. Lower cash from lower net earnings was compensated by cash from working capital reductions and $69 million in proceeds from the termination of interest rate swap contracts during the fourth quarter. Customer accounts receivable were reduced as collections exceeded sales by $397 million during 2008. Tempering the cash inflow from collections were higher inventories which grew during the fourth quarter due to slowing sales and payments to suppliers. We continue to focus on working capital management and are taking action to bring inventories down to levels commensurate with an anticipated lower level of business during 2009 resulting from weakening market conditions.

Approximately 60% of 2008 cash provided by operating activities was generated during the second half of the year. This is typical of our seasonality with cash from operating activities concentrated in the third and fourth quarters due to working capital patterns in some of our core businesses, such as Paint and Coatings Materials and Salt, as well as the timing of certain annual payments such as employee bonuses, interest on debt and property taxes, which have been concentrated in the first half of the year. During 2009 we intend to manage working capital to compensate for anticipated earnings declines so that cash from operating activities is maintained at 2008 levels excluding the one-time 2008 benefit from terminating interest rate swaps.
Pension Plan and Postretirement Benefit Plan Funding and Liability
As of December 31, 2008, our U.S. ERISA qualified pension plans together with the qualified plans in the UK and Canada represented approximately 84% of our global qualified and non-qualified pension plan liabilities and approximately 90% of plan assets. The majority of the balance of plan assets and liabilities relate to pension plans offered in our Western Europe and Asia locations.
In 2008, we contributed approximately $81 million to our global qualified and non-qualified pension plans as well as our postretirement healthcare plans, compared to the $84 million in the prior year period. We did not make a contribution to our U.S. qualified retirement plan in 2007 or 2008.
We are not required, nor do we expect to make contributions to our U.S. pension trust during 2009. We do expect to contribute approximately $81 million to fund both non-U.S. qualified pension, non-qualified pension and other postretirement plans. Funding requirements for subsequent years are uncertain and will depend on changes in assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plans, and any legislative or regulatory changes affecting plan funding requirements. See Contractual Obligations table for our forecasted qualified pension plan contributions, and non-qualified pension and postretirement benefit plan contributions, which reflect expected benefit payments. The company may increase, accelerate, decrease or delay contributions to the plans to the extent permitted by law.
The U.S. qualified pension plans have an unfunded deficit of $388 million as of December 31, 2008, compared to a surplus of $163 million as of December 31, 2007. This decrease in funded status is primarily due to losses in the fair market value of plan assets driven by investment losses, partially offset by actuarial gains, which are primarily due to an increase in the discount rate.
The unfunded status of the non-U.S. plans increased from $98 million to $125 million during 2008 due to lower returns on plan assets. This deficit in the funded status of our non-U.S. plans was tempered by higher discount rates which decreased the plans’ projected benefit obligation.
Global qualified and non-qualified pension expense decreased from $129 million in 2007 to $40 million in 2008 largely due to the absence of the $65 million charge related to the court ruling covering cost of living adjustments (“COLA”) on our long term pension plan obligations that was recorded in our U.S. plan in 2007. This decrease in expense is also attributable to lower amortization of U.S. qualified plan losses in 2008 due to gains achieved from 2007 plan provision changes.
Global qualified and non-qualified pension expense in 2009 is expected to increase approximately $22 million to $62 million with final expense dependent on results of the 2009 actuarial valuations of the plans. The expected growth in expense is largely due to higher amortization of 2008 plan asset value losses for our U.S. plan, offset in part by lower expense for certain foreign plans attributable to a higher discount rate.

Capital Expenditures
We manage our capital expenditures to take advantage of growth and productivity improvement opportunities as well as to fund ongoing environmental protection and plant infrastructure requirements. We have a well defined review procedure for the authorization of capital projects. Capital expenditures in 2008 were higher than prior year expenditures due to several large projects, including projects in Rapidly Developing Economies. Significant capital additions include:
➢ 2008
(1) An Immersion Scanner to support research and development in our Semiconductor Technologies;
(2) Expenditures to establish our Display Technologies business;
(3) Various Primary Materials investments to reduce weather-related risks and improve operations at Deer Park, Texas; and
(4) Various Packaging and Building Materials plant and plant enhancement projects.
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
(4) Expansions in our Qingpu, China and Weeks Island, Louisiana Plants to increase capacity; and
(5) Construction of new manufacturing facilities in Queretaro, Mexico and Chennai, India.
Expenditures for the past three years, categorized by primary purpose of project, are presented below:

(in millions)	2008	2007	2006

Cost savings and infrastructure	$287	$276	$263
Capacity additions and new products	193	102	65
Research facilities and equipment	25	27	65
Capitalized interest cost	15	12	11

Total	$520	$417	$404

Spending for environmental protection equipment included in several of the categories in the table shown above, was $41 million in 2008, $59 million in 2007 and $63 million in 2006. Projected capital expenditures in 2009 of approximately $400 million are expected to be below depreciation expense as we conserve cash in the face of difficult economic conditions.

Dividends
Common stock dividends have been paid each year since 1927. The payout has increased at an average of 10.6% compound annual growth rate since 1978.

	Dividend Paid	Amount
Year	(Per common share)	(In millions)
2006	$1.28	$283
2007	$1.44	$303
2008	$1.60	$314
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

Liquidity and Debt
As of December 31, 2008, we had $335 million in total cash and $3,387 million in debt compared with $268 million and $3,297 million, respectively, as of December 31, 2007. A summary of our cash and debt balances is provided below:

	December 31,	December 31,
(in millions)	2008	2007

Short-term obligations	$177	$158
Long-term debt	3,210	3,139

Total debt	$3,387	$3,297

Cash and cash equivalents	$335	$265
Restricted cash	—	3

Total cash	$335	$268

We expect interest expense to run at a quarterly rate of approximately $40 million during 2009.
Credit Ratings
In July 2007, we decided to support our Vision 2010 strategic plan by increasing the debt component of our capital structure. Accordingly, in September 2007, we borrowed to repurchase $1 billion of our capital stock in a transaction which is described more fully above. As a result of this change in financial policy, Standard and Poor’s and Moody’s changed our senior unsecured debt ratings from A minus and A3 to BBB and Baa1, respectively, both with stable outlooks. Our short-term commercial paper ratings were unchanged at A2 and P2 by Standard and Poor’s and Moody’s, respectively. Since that time we have funded our businesses and paid dividends primarily from cash from operating activities and have not increased borrowings. We believe solid investment grade ratings are consistent with the objectives of our long-term financial policies. Although we managed our debt levels consistent with these objectives throughout 2008, during the second half of 2008, our credit ratings were impacted negatively by the pending merger with The Dow Chemical Company. On July 10, 2008, after the announcement of our pending merger with The Dow Chemical Company, Moody’s placed all of our credit ratings “under review for possible downgrade,” then reiterated this status on December 31, 2008. Standard & Poor’s has responded to the merger announcement by placing us on “Credit Watch.” On December 29, 2008, Standard & Poor’s revised the implications of their “Credit Watch” on our long-term debt from “developing” to “negative” and reiterated their view that developments with The Dow Chemical Company had negative implications for our short-term credit rating including commercial paper.
Short-term Debt
In September 2007, we expanded our syndicated revolving credit facility from $500 million to $750 million, and in December 2007, we extended this facility through December 2012. At December 31, 2008, our short-term debt was composed of local bank borrowings and the portion of our long-term debt which is due within one year. During 2008, our primary source of short-term liquidity was cash from operating activities and commercial paper borrowings. We had access to the commercial paper market, as needed, in September and mid-October of 2008 when we last issued commercial paper. We expect to be able to access this market for overnight liquidity, if needed, during 2009. In addition, our $750 million revolving credit facility with a syndication of 14 financially-solvent banks remains in full force and effect while the merger with The Dow Chemical Company is pending and is available for use at our discretion. This credit facility will be terminated concurrent with the closing of the merger. Meanwhile, we have no plans to draw on this facility, but, if we do need it, we believe the banks will provide funding under the terms of this agreement. This facility contains a financial covenant which requires us to generate trailing four-quarter earnings before interest, taxes, depreciation, amortization, other postretirement benefits expense, excluding extraordinary items of at least 3.5 times interest on debt (both expensed and capitalized). By comparison, our 2008 coverage was just above 7 times, substantially above the covenant requirement and we forecast being able to maintain performance well above the covenant threshold for the foreseeable future.

Long-term Debt
Our most recent long-term debt issuance was $1.1 billion issued at an effective interest rate of 6.2% in September, 2007. These debt proceeds were used to finance the $1 billion accelerated share repurchase and to reduce commercial paper outstanding. The indentures for this debt allow bondholders to put the debt back to us at 101% of par in the event of a change in control which results in the debt being downgraded by both Standard & Poor’s and Moody’s to below investment grade (below “BBB minus” and “Baa3,” respectively). The merger with The Dow Chemical Company would constitute a “change in control” for this purpose and the bondholder rights to put the debt back to us would be triggered if the transaction caused the above-mentioned downgrades within a 60-day period as defined. Our $77 million of 9.80% debentures due in 2020 have similar change in control provisions that allow the bondholders to put the debt back to us at 100% of par value.
In March 2007, we issued €175 million of 4.50% Private Placement Senior Notes due March 9, 2014. This Private Placement indenture contains a financial covenant which requires us to generate trailing four-quarter earnings before interest, taxes, depreciation, amortization, restructuring and asset impairment charges, and excluding extraordinary items of at least 3.0 times interest on debt (both expensed and capitalized). By comparison, our 2008 coverage was just above 8 times, substantially above the covenant requirement and we forecast being able to maintain performance well above the covenant threshold for the foreseeable future.
During 2007, we retired our 6.0% notes for €160 million upon maturity and early retired at par $19 million of our 8.74% notes.
Use of Derivative Instruments to Manage Market Risk
We use derivative instruments to reduce volatility arising from conducting our business in a variety of currencies, financing at long- and short-term interest rates and pricing our raw materials at market prices.
We sell products, purchase materials, and finance our operations internationally. These activities result in assets and liabilities the values of which are exposed to exchange rate fluctuation. During the year ended December 31, 2008, exchange rate movements decreased the carrying value of these net balance sheet asset positions by $26 million after tax. During the same period the derivative instruments we entered to counter-balance these exposures generated gains which offset all but $4 million of the after-tax losses on underlying positions (see Note 6, Financial Instruments). All other derivative instruments generated $54 million in cash and $8 million in after-tax gains during the year ended December 31, 2008. As of December 31, 2008, all derivative contracts represented a $19 million after-tax asset compared with a $20 million liability at December 31, 2007.

Contractual Obligations
The following table provides contractual obligations and commitments for future payments:

(in millions)	Payments due by period
Contractual obligations	Total(4)	Within 1 year	2-3 years	4-5 years	Over 5 years

Operating Activities:
Operating leases	$235	$67	$104	$64	$—
Interest on long-term debt	2,398	181	362	334	1,521
Raw material purchase obligations(1,2)	1,799	607	475	320	397
Purchase obligations, other (1,2)	251	124	121	5	1
Pension and other employee benefit funding (3)	623	81	157	156	229
FIN 48 liabilities(4)	109
Environmental liabilities(5)	160	50	60	22	28
Deferred revenue	33	7	13	11	2
Financing Activities:
Long-term debt, including current portion	3,210	38	—	681	2,491
Investing Activities:
Construction commitments	50	47	3	—	—
Other Activities:
ESOP loan guarantees	134	7	16	19	92
Interest on ESOP loan guarantees	90	13	24	21	32

Total contractual cash obligations(4)	$9,090	$1,222	$1,335	$1,633	$4,793
Notes:

(1)	For our requirements contracts, we have assumed that our existing business segments will require materials and services generally consistent with prior years. The amount of the obligation is based upon either projected requirements or historical spend. Our purchase obligations include raw materials, indirect materials, traffic and logistics, utilities and energy, information technology and communications contracts.

(2)	These obligations include evergreen contracts that renew automatically until specifically cancelled by either party. We have assumed that our evergreen contracts will continue through 2009.

(3)	Qualified pension plan contributions depend upon changes in assumptions used to calculate plan funding levels, the actual return on plan assets, changes in employee groups covered by the plans, and any legislative or regulatory changes affecting plan funding requirements; therefore we have only forecasted funding requirements for 5 years due to the fact that significant assumptions are required. As such, the funding requirements disclosed are subject to change. The non-qualified plan and other employee benefits reflect expected future benefit payments, which are forecasted out through 2018. See Note 9 to our Consolidated Financial Statements.

(4)	On January 1, 2007, we adopted the provisions of FIN 48. See Note 7 Income Taxes. As of December 31, 2008, we had approximately $109 million of tax liabilities, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities.

(5)	These obligations include liabilities expected to be paid out within 10 years. See Note 26 to our Consolidated Financial Statements for additional information.
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

Litigation Against The Dow Chemical Company
We entered into an Agreement and Plan of Merger with The Dow Chemical Company and its subsidiary Ramses Acquisition Corp. (Dow) on July 10, 2008. On January 26, 2009, we filed suit in the Delaware Court of Chancery against Dow alleging that, even though all conditions to Dow’s obligation to close the merger have been satisfied, Dow, in breach of its obligations under the Merger Agreement has refused to consummate the transaction. The suit seeks an order of specific performance requiring Dow to close the merger immediately. A trial date has been set for March 9, 2009.
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
Accruals
We have provided for costs to remediate former manufacturing and waste disposal sites, including Superfund sites, as well as our company facilities. We consider a broad range of information when we determine the amount necessary for remediation accruals, including available facts about the waste site, existing and proposed remediation technology and the range of costs of applying those technologies, prior experience, government proposals for these or similar sites, the liability of other parties, the ability of other Potentially Responsible Parties (“PRPs”) to pay costs apportioned to them and current laws and regulations. Reserves for environmental remediation that we believe to be probable and estimable are recorded appropriately as current and long-term liabilities in the Consolidated Balance Sheets. These reserves include liabilities expected to be paid out within the next 10 years. Accruals for estimated losses from environmental remediation obligations generally are recognized at the point during the remedial feasibility study when costs become probable and estimable. We do not accrue for legal costs expected to be incurred with a loss contingency. We assess the accruals quarterly and update them as additional technical and legal information becomes available. However, at certain sites, we are unable, due to a variety of factors, to assess and quantify the ultimate extent of our responsibility for study and remediation costs. If we believe that no best estimate exists, we accrue the minimum in a range of possible losses, and disclose any material, reasonably possible, additional losses. If we determine a liability to be only reasonably possible, we consider the same information to estimate the possible exposure and disclose any material potential liability. In addition, estimates for liabilities to be incurred between 11 to 30 years in the future are also considered only reasonably possible because the chance of a future event occurring is more than remote but less probable. These loss contingencies are monitored regularly for a change in fact or circumstance that would require an accrual adjustment. We have identified reasonably possible loss contingencies related to environmental matters of approximately $138 million and $124 million at December 31, 2008 and December 31, 2007, respectively. The amounts charged to pre-tax earnings for environmental remediation and related charges are included in cost of goods sold and are presented below:

(in millions)	Balance

December 31, 2006	$141
Amounts charged to earnings	37
Amounts spent	(28)

December 31, 2007	$150
Amounts charged to earnings	45
Amounts spent	(35)

December 31, 2008	$160

Wood-Ridge/Berry’s Creek
The Wood-Ridge, New Jersey site (“Site”), and Berry’s Creek, which runs past this Site, are areas of environmental significance to the Company. The Site is the location of a former mercury processing plant acquired many years ago by a company later acquired by Morton International, Inc. (“Morton”). Morton and Velsicol Chemical Corporation (“Velsicol”) have been held jointly and severally liable for the cost of remediation of the Site. The New Jersey Department of Environmental Protection (“NJDEP”) issued the Record of Decision documenting the clean-up requirements for the manufacturing site in October 2006. The Company entered into an agreement to perform the work in October 2008. The trust created by Velsicol will bear a portion of the cost of remediation, consistent with the bankruptcy trust agreement that established the trust. In addition, an unsuccessful two day mediation session was conducted in July 2008 with approximately one dozen non-settling parties, including companies whose materials were processed at the manufacturing site, to resolve their share of the liability for a portion of the remediation costs. We are in continued discussions with these parties under an agreement tolling the deadlines for filing cost-recovery litigation. Our ultimate exposure at the Site will depend on clean-up costs and on the level of contribution from other parties.
In May 2008, Morton and nearly 100 other potentially responsible parties (“PRPs”) entered into an agreement to perform a Remedial Investigation and Feasibility Study (RI/FS) for the Berry’s Creek Study Area; this study will examine risks posed by contamination in Berry’s Creek and the surrounding wetlands. Through its technical consultants, the group submitted a work plan for the study in September 2008, and is in the process of addressing agency comments. The schedule calls for field sampling beginning in the spring of 2009. The proposed schedule provides that the RI/FS will take at least four years to complete. In addition, subsequent sampling events, studies, testing, or other actions typically add several years before a final remedy is selected. Today, there is much uncertainty as to what will be required to address Berry’s Creek, but investigation and clean-up costs, as well as potential resource damage assessments, could be substantial and our share of these costs could possibly be material to the results of our operations, cash flows and consolidated financial position.
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
Capital spending for new environmental protection equipment was $41 million, $59 million and $63 million in 2008, 2007 and 2006, respectively. Spending for 2009 and 2010 is expected to approximate $59 million and $55 million, respectively. Capital expenditures in this category include projects whose primary purposes are pollution control and safety, as well as environmental projects intended primarily to improve operations or increase plant efficiency. Capital spending does not include the cost of environmental remediation of waste disposal sites.
The cost of managing, operating and maintaining current pollution abatement facilities was $184 million, $159 million and $151 million in 2008, 2007 and 2006, respectively, and was charged against each year’s earnings.
Climate Change
The Company sees both commercial opportunities and risks associated with the global interest in climate change. The Kyoto Protocol to the United Nations Framework Convention on Climate Change was adopted in 2005 in many countries. For instance, the European Union (EU) has a mandatory Emissions Trading Scheme to implement its objectives under the Kyoto Protocol. Four of our European locations currently exceed the threshold for participation in the EU Emissions Trading Scheme pursuant to the Kyoto Protocol and are implementing the requirements established by their respective countries. Global attention is now focused on the development of a global policy framework to address climate change when the Kyoto Protocol expires in 2012. Climate change legislation, and legislative initiatives are already well along in Europe, Canada and other countries, and related legislation has passed or is being introduced in some U.S. states. In addition, the 2007 Supreme Court decision in Massachusetts v. EPA, holding that greenhouse gases, including carbon dioxide (CO2) are “air pollutants” subject to regulation by EPA has resulted in the anticipation of additional regulatory, legislative and judicial actions in the US. The EPA has recently announced its intention to review its position on CO2 emissions. In the United States, we are advocating the development of energy supplies and energy efficiency, as well as the need for a comprehensive federal energy policy.
Due to the nature of our business, we have emissions of CO2 primarily from combustion sources; we also have some minor process by-product CO2 emissions. Our emissions of other greenhouse gases are infrequent and minimal as compared to CO2 emissions. We have therefore focused on ways to increase energy efficiency and curb increases in greenhouse gas emissions resulting from growth in production in addition to lowering the energy usage of existing operations. The absence of comprehensive climate change legislation prevents any accurate estimates of the long-term impact on us. However, any legislation that limits CO2 emissions may create a potential restriction to business growth by capping consumption of traditional energy sources available to all consumers of energy, including Rohm and Haas and our customers. Capping consumption could result in: increased energy costs, additional capital investment to lower energy intensity and rationed usage with the need to purchase greenhouse gas emission credits. Our Manufacturing Council, comprised of facility plant managers, has a global effort underway to improve our energy efficiency at all of our locations through energy audits, sharing best practices and in some cases installation of more efficient equipment. In 2008, our Corporate Energy Team focused attention on reducing energy consumption at those locations which incurred 90% of energy costs and realized a reduction in energy consumption. We will continue to follow these climate change issues, work to improve the energy efficiencies of our operations, work to minimize any negative impacts on our operations and seek technological breakthroughs in energy supply and efficiency in both our operations and product development. Additionally, we have recognized that climate change presents commercial opportunities and we continue to develop environmentally friendly products, especially in the areas of coatings, advanced water treatment and food preservation. In early 2008, we announced a partnership with The Natural Step International, through which we are learning to incorporate sustainability objectives in all of our business, research and development and operating practices which will benefit us in recognizing ways to both manage and benefit from climate change issues.
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
Our key chemicals subject to registration are monomers, sodium borohydride and substances we directly import into Europe that are utilized in our products. The majority of registrations will be near 2018, with a projected cost of 20 to 40 million euros over the course of the 11-year phase-in period to close our data gaps. Rohm and Haas currently uses roughly 50 substances classified CMR (cat. 1 and 2). Over the past three years, Rohm and Haas has significantly decreased its use of these chemicals, supporting our objective to proactively remove Concern Substances from our formulations prior to the implementation of REACH. We successfully completed the first REACH milestone, when we preregistered 500 substances which we manufacture or import into the EU prior to December 1, 2008. While REACH will result in some additional costs for our businesses, we do not anticipate either any significant competitive advantage or disadvantage to result from its implementation.
It is anticipated that U.S. EPA and Congress may review the Toxic Substances Control Act of 1976 for updating and possible harmonizing with REACH.
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
Working Capital
For 2008, working capital increased by 10 days as compared to 2007 due to the combination of a decrease in cost of goods sold in the fourth quarter of 2008 and an increase in inventory. The decrease in cost of goods sold is due to a significant rapid decline in demand in the second half of 2008.
Details about two major components of working capital at the end of 2008 and 2007 are summarized below:

(millions)	2008	2007

Inventories
Year-end balance	$1,099	$1,024
Annual turnover	6.75	6.40

Days cost of sales in ending inventory	66	54

Customer receivables, net
Year-end balance	$1,360	$1,610
Annual turnover	6.45	6.00

Days sales outstanding	59	60

Notes:
•	Days sales outstanding were calculated by dividing ending net customer receivables by daily sales for the fourth quarter.

•	Days cost of sales in ending inventory was calculated by dividing ending inventory by daily cost of sales for the fourth quarter.

•	For customer receivables, annual turnover figures are calculated by dividing annual sales by the average customer receivables balance.

•	For inventories, annual turnover figures are calculated by dividing cost of goods sold by the average inventory balance.
Asset Turnover equals sales divided by average year-end assets. Asset turnover was 1.0x in 2008 and 0.9x in 2007 and 2006.

ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED
Employers’ Disclosures about Postretirement Benefit Plan Assets
In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”, which requires additional disclosures such as significant risks within plan assets, investment allocation decisions, fair values by major category of plan assets and valuation techniques. This statement is effective for fiscal years ending after December 15, 2009. We believe the impact to our Consolidated Financial Statements will be limited to additional disclosure.
Determining Whether Share Based Payment Transactions are Participating Securities
In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings Per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. FSP EITF 03-6-1 is effective for fiscal periods beginning after December 15, 2008. All prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. We are currently assessing the impact of the adoption of this FSP to our Consolidated Financial Statements.
Accounting for Collaborative Arrangements
In December 2007, the EITF met and ratified EITF No. 07-01, “Accounting for Collaborative Arrangements,” in order to define collaborative arrangements and to establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This EITF is to be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We do not believe this EITF will have a material effect on our Consolidated Financial Statements.
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

We have established policies governing our use of derivative instruments. We do not use derivative instruments for trading or speculative purposes, nor are we a party to any leveraged derivative instruments or any instruments for which the fair market values are not available from independent third parties. We manage counter-party risk by entering into derivative contracts only with major financial institutions of investment grade credit rating and by limiting the amount of exposure to each financial institution. The terms of certain derivative instruments contain a credit clause where each party has a right to settle at market if the other party is downgraded below investment grade. As of December 31, 2008, the fair market value of all derivative contracts in our Consolidated Balance Sheet was a net asset of $22 million pre-tax. All of these contracts were with investment grade financial institutions.
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
Short-term exposures to changing foreign exchange rates are primarily due to operating cash flows denominated in foreign currencies and transactions denominated in non-functional currencies. Our most significant foreign currency exposures are related to our operations in Germany, France, Italy, the Netherlands, Switzerland, the United Kingdom, Sweden, South Africa, Canada, Japan, Australia, Korea, Taiwan, Singapore, China, the Philippines, Thailand and Brazil. Known and anticipated exposures are covered by using foreign exchange option, forward and swap contracts. We estimate that an instantaneous 10% depreciation in all the currencies of these countries from their levels against the dollar as of December 31, 2008, with all other variables held constant, would increase the fair value of foreign currency hedging contracts held at December 31, 2008 by $25 million; a 10% appreciation of these currencies would decrease the fair market value by $25 million. This estimate is based on market conditions as of December 31, 2008, without reflecting the effects of underlying anticipated transactions.
Interest Rate Risk
We are exposed to changes in interest rates primarily due to our financing, investing and cash management activities, which include long- and short-term debt to maintain liquidity and fund business operations. A 50 basis point increase in interest rates would reduce the fair value of short- and long-term debt by $99 million. A 50 basis point decrease in interest rates will increase the fair value by $119 million. However, such changes in fair values would not have a material impact on our earnings per share or cash flows as the majority of our debt obligations at December 31, 2008 consisted of fixed rate instruments. A 50 basis point movement is equivalent to approximately 8% of the weighted average rate on our worldwide debt.
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
Rohm and Haas Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (COSO). Based on our assessment, management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the Company’s internal controls over financial reporting, which is included in this Annual Report on Form 10-K.

/s/ Raj L. Gupta	/s/ Jacques M. Croisetiere
Raj L. Gupta	Jacques M. Croisetiere
Chairman and Chief Executive Officer	Executive Vice President, Chief Financial Officer
and Chief Strategy Officer
February 27, 2009

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Rohm and Haas Company:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Rohm and Haas Company and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Notes 7 and 9 to the consolidated financial statements, the Company adopted a new financial accounting standard for uncertain tax positions during 2007 and a new financial accounting standard for defined benefit pension and other postretirement plans during 2006.
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
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 27, 2009

Rohm and Haas Company and Subsidiaries
Consolidated Statements of Operations

For the years ended December 31,	2008	2007	2006

(in millions, except per share amounts)
Net sales	$9,575	$8,897	$8,230
Cost of goods sold	7,165	6,430	5,747

Gross profit	2,410	2,467	2,483
Selling and administrative expense	1,138	1,091	1,041
Research and development expense	327	296	286
Interest expense	164	120	94
Amortization of intangibles	63	57	56
Restructuring and asset impairments	199	28	27
Pension judgment	—	65	—
Share of affiliate earnings, net	97	22	10
Other expense (income), net	55	(48)	(53)

Earnings from continuing operations before income taxes, and minority interest	561	880	1,042
Income tax expense	77	206	274
Minority interest	4	14	13

Earnings from continuing operations	480	660	755

Discontinued operations:
Net earnings (loss) of discontinued lines of business, net of income tax (benefit) expense of $(1), $(2), and $14 in 2008, 2007 and 2006, respectively	2	1	(20)

Net earnings	$482	$661	$735

Basic earnings per share (in dollars):
From continuing operations	$2.48	$3.17	$3.45
Income (loss) from discontinued operation	0.01	0.01	(0.09)

Net earnings per share	$2.49	$3.18	$3.36

Diluted earnings per share (in dollars):
From continuing operations	$2.44	$3.12	$3.41
Income (loss) from discontinued operation	0.01	0.01	(0.09)

Net earnings per share	$2.45	$3.13	$3.32

Weighted average common shares outstanding — basic	193.6	207.8	218.9
Weighted average common shares outstanding — diluted	196.5	211.0	221.2
See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Statements of Cash Flows

For the years ended December 31,	2008	2007	2006

(in millions)
Cash Flows from Operating Activities
Net earnings	$482	$661	$735
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Gain) loss on disposal of business and equity affilitates	(86)	(1)	16
Income taxes related to disposal of business and equity affiliates	39	—	—
(Gain) loss on sale of assets	(4)	3	7
Provision for allowance for doubtful accounts	16	5	6
Provision for LIFO reserve	(23)	43	7
Benefit from deferred taxes	(152)	(75)	(37)
Asset impairments	42	18	2
Depreciation	467	412	407
Amortization of finite-lived intangibles	63	57	58
Pension judgment	—	65	—
Share-based compensation	49	49	48
Premium paid on debt retirement	—	—	(6)
Changes in assets and liabilities
Accounts receivable	397	(266)	(30)
Inventories	(79)	18	(161)
Prepaid expenses and other current assets	(49)	(36)	3
Accounts payable and accrued liabilities	(129)	22	(12)
Federal, foreign and other income taxes payable	(98)	23	(96)
Payments to fund US pension plans	—	—	(137)
Swap termination proceeds	69	—	—
Other, net	36	(35)	30

Net cash provided by operating activities	1,040	963	840

Cash Flows from Investing Activities
Acquisitions of businesses affiliates and intangibles, net of cash received	(164)	(117)	(46)
Proceeds from disposal of businesses and equity affiliates, net	119	15	256
Decrease in restricted cash	3	—	1
Investments in Rabbi Trust	(200)	—	—
Proceeds from the sale of land, buildings and equipment	15	17	12
Capital expenditures for land, buildings and equipment	(520)	(417)	(404)
Payments to settle derivative contracts	(25)	(67)	(22)

Net cash used in investing activities	(772)	(569)	(203)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	2	1,394	23
Repayments of long-term debt	(8)	(441)	(182)
Contribution from minority shareholder in consolidated joint venture	22	—	—
Purchase of common stock	(15)	(1,462)	(264)
Tax benefit on stock options	32	8	8
Proceeds from exercise of stock options	104	46	74
Net change in short-term borrowings	12	11	(8)
Payment of dividends	(314)	(303)	(283)

Net cash used in financing activities	(165)	(747)	(632)

Net increase (decrease) in cash and cash equivalents	103	(353)	5
Effect of exchange rate changes on cash and cash equivalents	(33)	25	22
Cash and cash equivalents at the beginning of the year	265	593	566

Cash and cash equivalents at the end of the year	$335	$265	$593

Supplemental Cash Flow Information

Cash paid during the year for:
Interest, net of amounts capitalized	$165	$117	$109
Income taxes, net of refunds received	206	230	381
See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Balance Sheets

December 31,	2008	2007

(in millions, except share data)
Assets
Cash and cash equivalents	$335	$265
Restricted cash	—	3
Receivables, net	1,538	1,876
Inventories	1,099	1,024
Prepaid expenses and other current assets	386	258

Total current assets	3,358	3,426

Land, buildings and equipment, net of accumulated depreciation	2,853	2,871
Investments in and advances to affiliates	176	195
Goodwill, net of accumulated amortization	1,666	1,668
Other intangible assets, net of accumulated amortization	1,418	1,492
Other assets	438	455

Total Assets	$9,909	$10,107

Liabilities and Stockholders’ Equity
Liabilities:
Short-term obligations	$177	$158
Trade and other payables	633	806
Accrued liabilities	859	788
Income taxes payable	—	17

Total current liabilities	1,669	1,769

Long-term debt	3,210	3,139
Employee benefits	1,138	760
Deferred income taxes	413	766
Other liabilities	290	312

Total Liabilities	6,720	6,746

Minority Interest	213	215

Commitments and contingencies

Stockholders’ Equity:
Preferred stock; par value - $1.00; authorized - 25,000,000 shares; issued - no shares	—	—
Common stock; par value - $2.50; authorized - 400,000,000 shares; issued - 242,078,349 shares	605	605
Additional paid-in capital	2,307	2,147
Retained earnings	2,742	2,569

	5,654	5,321
Treasury stock at cost (2008 - 46,844,623, shares; 2007 - 46,227,211 shares)	(1,921)	(1,918)
ESOP shares (2008 - 7,311,125 shares; 2007 - 7,995,877 shares)	(70)	(75)
Accumulated other comprehensive loss	(687)	(182)

Total Stockholders’ Equity	2,976	3,146

Total Liabilities and Stockholders’ Equity	$9,909	$10,107

See Notes to Consolidated Financial Statements

Rohm and Haas Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the years ended December 31, 2008, 2007, and 2006

	Number of				Number of
	Shares of				Shares of			Accumulated
	Common		Additional		Treasury			Other	Total	Total
	Stock	Common	Paid-in	Retained	Stock	Treasury		Comprehensive	Stockholders’	Comprehensive
(in millions, except share amounts in thousands)	Outstanding	Stock	Capital	Earnings	Outstanding	Stock	ESOP	Income (Loss)	Equity	Income

2006
Net earnings				735					735	$735
Reclassification of derivatives to earnings, net of taxes of $(6)								(11)	(11)	(11)
Changes in fair value of derivatives, net of taxes of $5								10	10	10
Cumulative translation adjustment, net of taxes of $(8)								(2)	(2)	(2)
Change in minimum pension liability, net of taxes of $11								35	35	35

Total comprehensive income										$767

Adjustment to initially apply FASB Statement No. 158, net of tax of $(127)								(243)	(243)
Repurchase of common stock	(5,697)				5,697	(264)			(264)
Common stock issued:
Stock-based compensation	2,573		62		(2,573)	65			127
ESOP							6		6
Tax benefit on ESOP				4					4
Common dividends ($1.28 per share)				(283)					(283)

Balance December 31, 2006	218,839	$605	$2,214	$2,218	23,240	$(608)	$(82)	$(316)	$4,031

2007
Cumulative Transition Adjustment for FIN 48				(9)					(9)
Net earnings				661					661	$661
Cumulative translation adjustment, net of taxes of $(21)								17	17	17
Reclassification of derivatives to earnings, net of taxes of $(3)								(5)	(5)
Changes in fair value of derivatives, net of taxes of $1								1	1	1
Prior service credit, net, from pension plan amendments arising during period, net of taxes of $18								41	41	41
Amortization of net actuarial loss for pension and postretirement plans, net of taxes of $8								18	18	18
Net actuarial gain on pension and postretirement plans arising during period, net of taxes of $28								62	62	62

Total comprehensive income										$795

Repurchase of common stock	(24,747)		(99)		24,747	(1,363)			(1,462)
Common stock issued:
Stock-based compensation	1,760		32		(1,760)	53			85
ESOP							7		7
Tax benefit on ESOP				2					2
Common dividends ($1.44 per share)				(303)					(303)

Balance December 31, 2007	195,852	$605	$2,147	$2,569	46,227	$(1,918)	$(75)	$(182)	$3,146

2008
Net earnings				482					482	$482
Cumulative translation adjustment, net of taxes of $(38)								(104)	(104)	(104)
Reclassification of derivatives to earnings, net of taxes of $2								3	3	3
Changes in fair value of derivatives, net of taxes of $1								1	1	1
Net gain (loss) on marketable securities, net of taxes of $0								(1)	(1)	(1)
Prior service cost, net, from pension plan amendments arising during period, net of taxes of $(1)								(1)	(1)	(1)
Amortization of prior service credit, net of taxes of $(2)								(3)	(3)	(3)
Net actuarial loss on pension and postretirement plans arising during period, net of taxes of $(200)								(408)	(408)	(408)
Amortization of net actuarial loss for pension and postretirement plans, net of taxes of $5								8	8	8

Total comprehensive income										$(23)

Repurchase of common stock	(3,296)		99		3,296	(114)			(15)
Common stock issued:
Stock-based compensation	2,678		61		(2,678)	111			172
ESOP							5		5
Tax benefit on ESOP				5					5
Common dividends ($1.60 per share)				(314)					(314)

Balance December 31, 2008	195,234	$605	$2,307	$2,742	46,845	$(1,921)	$(70)	$(687)	$2,976

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Organization and Summary of Significant Accounting Policies
Nature of Business
Rohm and Haas Company was incorporated in 1917 under the laws of the State of Delaware. Our shares are traded on the New York Stock Exchange under the symbol “ROH.” We are a leading specialty materials company that leverages science and technology in many different forms to design materials and processes that enable the products of our customers to work. We serve many different market places, the largest of which include: building and construction, electronics, packaging and paper, industrial and other, transportation, household and personal care, water and food. To serve these markets, we have significant operations in approximately 98 manufacturing and 34 research facilities in 30 countries. We have approximately 15,490 employees working for us worldwide.
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

As of December 31, 2008 and 2007, the carrying amount of the joint venture’s assets and liabilities before intercompany eliminations, were as follows:

(in millions)	2008	2007

Cash and cash equivalents	$27	$31
Receivables, net	56	62
Inventory	13	11
Land, buildings and equipment, net of accumulated depreciation	86	66
Investments in and advances to affiliates	23	1
Other	7	6

Total assets	$212	$177

Short-term obligations	$10	$9
Trade and other payables	19	23
Accrued liabilities	9	11
Income taxes payable	9	10
Other	8	4

Total liabilities	$55	$57

We hold a variable interest in another joint venture, which we account for under the equity method of accounting. The variable interest relates to a cost-plus arrangement between the joint venture and each joint venture partner. The entity provides manufacturing services to us and the other joint venture partner, and has been in existence since 1999. We have determined that Rohm and Haas is not the primary beneficiary as a majority of the joint venture’s output is sold to our joint venture partner. Therefore we have not consolidated the entity’s assets, liabilities, and results of operations in our Consolidated Financial Statements. As of December 31, 2008, our investment in the joint venture was approximately $56 million, representing our maximum exposure to loss. This amount is recorded in Investments and advances to affiliates in the Consolidated Balance Sheet.
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
For entities that continue to use the U.S. dollar as their functional currency, we remeasure land, buildings and equipment, accumulated depreciation, inventories, goodwill and intangibles and accumulated amortization at their respective historical rates of exchange. We remeasure all other assets and liabilities using the appropriate exchange rates at the end of the period. Revenue, cost of goods sold and operating expenses other than depreciation and amortization are translated using the average rates of exchange for the reporting period.

Foreign exchange gains and losses, including recognition of open foreign exchange derivative contracts, are credited or charged to income.
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
Inventories
Our inventories are stated at the lower of cost or market. Approximately 35% of our inventory is determined by the last-in, first-out (LIFO) method. The remainder is determined by the first-in, first-out (FIFO) method. We allocate fixed production overhead and record inventory costs in accordance with Financial Accounting Standard No. 151: “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” whereby abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) are recognized in the Consolidated Statement of Operations in the period in which they are incurred.
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
Goodwill and Indefinite-Lived Intangible Assets
We consider this to be one of the critical accounting estimates used in the preparation of our Consolidated Financial Statements. We believe the current assumptions and other considerations used to value goodwill and indefinite-lived intangible assets to be appropriate. However, if actual experience differs from the assumptions and considerations used in our analysis, the resulting change could have a material adverse impact on the consolidated results of operations and statement of position. We will continue to monitor cash flows and other factors that may trigger a future impairment in the light of the current global recession.
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
During 2008, 2007 and 2006, the annual impairment review was completed without the identification of any impairment.
Impairment of Long-Lived Assets
We consider this to be one of the critical accounting estimates used in the preparation of our Consolidated Financial Statements. We believe the current assumptions and other considerations used to evaluate the carrying value of long-lived assets to be appropriate. However, if actual experience differs from the assumptions and considerations used in our estimates, the resulting change could have a material adverse impact on the Consolidated Statement of Operations and Consolidated Balance Sheet.
Our long-lived assets, other than goodwill and indefinite-lived intangible assets, which are discussed above, include land, buildings, equipment, long-term investments, and other intangible assets. Long-lived assets, other than investments, goodwill and indefinite-lived intangible assets, are depreciated over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying value of the asset may not be recoverable. Such circumstances would include events such as a significant decrease in the market price of a long-lived asset, a significant adverse change in the manner the asset is being used, is planned to be used or in its physical condition, or a history of operating or cash flow losses associated with the use of the asset. In addition, changes in the expected useful life of these long-lived assets may also be an impairment indicator. When such events or changes occur, we assess the recoverability of the asset by comparing the carrying value of the asset to the expected future undiscounted cash flows associated with the asset’s planned future use and eventual disposition of the asset, if applicable. If the carrying value of the asset is not determined to be recoverable, we estimate the fair value of the asset primarily from discounted future cash flows expected to result from the use of the asset and compare that to the carrying value of the asset. Long-lived assets are grouped at the lowest level for which identifiable cash flows are largely independent, generally the plant level. We utilize marketplace assumptions to calculate the discounted cash flows used in determining the asset’s fair value. If the carrying value is greater than the fair value, an impairment loss is recorded. In some circumstances the carrying value may be appropriate; however, the event that triggered the review of the asset may indicate a revision to the useful life of the asset. In such cases, we will accelerate depreciation to match the revised useful life of the asset.
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
We believe the current assumptions and other considerations used to estimate reserves for both our environmental and other legal liabilities are appropriate. These estimates are based in large part on information currently available and the current laws and regulations governing these matters. If additional information becomes available, there are changes to the laws or regulations or actual experience differs from the assumptions and considerations used in estimating our reserves, the resulting change could have a material impact on the consolidated statement of operations and consolidated balance sheet.
Income Taxes
We consider this to be one of the critical accounting estimates used in the preparation of our Consolidated Financial Statements. We believe the current assumptions and other considerations used to determine our current year and deferred income tax provisions to be appropriate. However, if actual experience differs from the assumptions and considerations used, the resulting change could have a material impact on the consolidated financial position, results of operations or cash flows.
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
Retirement Benefits
We consider this to be one of the critical accounting estimates used in preparation of our Consolidated Financial Statements. We believe the assumptions and other considerations used to determine our pension and postretirement benefit obligations to be appropriate. However, if actual experience differs from the assumptions and considerations used, the resulting change could have a material impact on the consolidated financial position, results of operations or cash flows.
We adopted the recognition provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (“SFAS No. 158”) for the fiscal year ended December 31, 2006. SFAS No. 158 requires employers to recognize the overfunded or underfunded projected benefit obligation of a defined benefit plan as an asset or liability in the statement of financial position. SFAS No. 158 also requires employers to recognize annual changes in gains or losses, prior service costs, or other credits that have not been recognized as a component of net periodic pension cost, net of tax, through accumulated other comprehensive loss.
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
Effective January 1, 2003, we adopted the fair value method of recording share-based compensation as defined in SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). As a result, we began to expense the fair value of stock options awarded to employees after January 1, 2003. The fair value is calculated using the Black-Scholes pricing model as of the grant date and is recorded as compensation expense over the appropriate vesting period, which is typically three years. We also calculate and record the fair value of our restricted stock awards in accordance with SFAS No. 123. Compensation expense is recognized over the vesting period, which is typically five years. Our policy is to issue treasury stock, not cash, to settle equity instruments granted under share-based payment agreements.
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
Accounting for Derivative Instruments and Hedging Activities
We use derivative and non-derivative instruments to manage market risk arising out of changes in interest rates, foreign exchange rates, commodity prices and the U.S. dollar value of our net investments outside the U.S. These instruments are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”) as amended.
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

Note 2: Acquisitions and Dispositions of Assets
Acquisitions
2008
In July 2008, we acquired the operations of SKC Euro Display for approximately $28 million, which included fixed assets of approximately $22 million, accounts receivable of approximately $5 million and inventory of approximately $1 million. We expect to have the purchase price allocation complete by the middle of 2009 as we are finalizing the final value of the closing balance sheet.
On July 31, 2008, our Salt segment acquired the Season-All® brand seasoned salt product line from McCormick & Company for $15 million in cash, primarily comprised of $14 million of intangible assets, including $12 million of trade name, $2 million of customer lists and $1 million of inventory. This purchase supports the Salt segment’s strategy of expanding its specialty salt portfolio.
On April 1, 2008, we acquired the FINNDISP division of OY Forcit AB, a Finnish paint emulsions operation, for approximately 52 million Euros (approximately $79 million). Based in Hanko, Finland, this former division of Forcit makes water-based emulsions used in the manufacture of paints and coatings, lacquers and adhesives in Northern Europe and the Commonwealth of Independent States (former Soviet Union). As part of the initial purchase price allocation, $14 million was allocated to definite-lived intangible assets primarily consisting of customer relationships.
The following table presents the initial purchase price allocation of our acquisition of FINNDISP:

(in millions)	April 1, 2008

Current assets, including cash acquired of $1 million

Accounts receivable	$14

Inventories	8

Land, buildings and equipment	42

Goodwill	23
Intangible assets	14
Other, including cash acquired of $1 million	1

Total assets acquired	$102

Current liabilities
Accounts payable	$6
Accrued expenses	1
Notes payable	16

Total liabilities assumed	$23

Net assets	$79

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

The following table represents the unaudited pro forma results had the acquisitions of FINNDISP and Gracel Display, Inc. occurred on January 1, 2007 and 2008:

	Twelve months ended
	December 31,
(in millions, except per share amounts)	2008	2007

Pro forma net sales	$9,589	$8,940
Pro forma net earnings	483	664
Pro forma earnings per share -
Basic	$2.49	$3.20
Diluted	2.46	3.15
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
2007
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

The following table presents the purchase price allocation of our SKC joint venture:

November 30,
(in millions)	2007

Current assets, including cash acquired of $2 million	$289

Land, buildings and equipment, net	72

Goodwill	95
Intangible assets	22
In-process research and development	1
Deferred tax benefits	11
Other	2

Total assets acquired	$492

Current liabilities	$194

Deferred tax liabilities	10
Other long-term liabilities	11

Other liabilities	21

Total liabilities acquired	$215

Minority interest acquired	$81

Included in current liabilities above are Notes Payable totaling $145 million which matured and were paid off by the joint venture on December 4, 2007.
The following table represents the unaudited pro forma results as if the formation of the SKC Haas joint venture had occurred on January 1, 2006:

(in millions, except per share amounts)	2007	2006

Net sales	$9,112	$8,437
Net (loss) earnings	655	738
Earnings per share -
Basic	3.15	3.37
Diluted	$3.10	$3.34
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

2006
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
Dispositions
2008

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
2007
None.
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
In accordance with EITF No. 93-17, “Recognition of Deferred Tax Assets for a Parent Company’s Excess Tax Basis in the Stock of a Subsidiary That is Accounted for as a Discontinued Operation,” we recorded certain tax/book basis differences resulting in the recognition of income taxes of $24 million, which is included in the net loss from discontinued operation for 2006.
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we compared the fair value of our expected disposal asset groupings and determined that the net carrying value of one asset group was impaired by approximately $7 million pre-tax during the second quarter of 2006, which is included in the loss from the discontinued operation.
The following table presents the results of operations of our Automotive Coatings discontinued operation:

(in millions)	2007	2006

Net sales from discontinued operation	$14	$78

(Loss) earnings from discontinued line of business	(1)	(6)
Income tax benefit (provision)	2	(20)

Net earnings (loss) from discontinued operation	$1	$(26)

During the fourth quarter of 2006, we also reversed $6 million in tax reserves related to a previously disposed business resulting from the favorable resolution of prior year tax contingencies.
Note 3: Provision for Restructuring and Asset Impairments
Severance and employee benefit costs associated with restructuring initiatives are primarily accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.” Asset impairment charges are accounted for in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” The following net restructuring charges were recorded for the three years ended December 31, 2008, 2007 and 2006, respectively, as detailed below:
Restructuring and Asset Impairments

(in millions)	2008	2007	2006

Severance and employee benefits (net)	$157	$10	$23
Asset impairments, net of gains on sales	42	18	2
Other, including contract lease termination penalties	—	—	2

Amount charged to earnings	$199	$28	$27

Restructuring by Initiative

	Severance Employee Benefits			Headcount
(in millions, except headcount)	2008	2007	2006	2008	2007	2006

Initial Charge

Electronic Technologies	$20	$3	$1	430	51	9
Display Technologies	6	—	—	95	—	—

Electronic Materials Group	$26	$3	$1	525	51	9

Paint and Coatings Materials	53	2	6	575	15	75
Packaging and Building Materials	28	1	1	298	14	18
Primary Materials	2	—	2	9	—	17

Specialty Materials Group	$83	$3	$9	882	29	110
Performance Materials Group	29	7	6	338	82	37
Salt	—	—	5	—	9	114
Corporate	15	2	5	165	30	59

Total	$153	$15	$26	1,910	201	329

Activity during 2006			$(3)			(68)
Changes in estimate			(1)			—

December 31, 2006 ending balance			22			261
Activity during 2007		$(4)	(17)		(72)	(182)
Changes in estimate		—	(3)		(9)	(47)

December 31, 2007 ending balance		11	2		120	32
Activity during 2008	$(14)	(7)	(1)	(344)	(61)	(15)
Changes in estimate	2	—	2	3	(9)	(17)
Currency effects	2	(1)	(3)

Balance at December 31, 2008	$143	$3	$—	1,569	50	—

Restructuring reserves as of December 31, 2008 total $146 million and are included in accrued liabilities in the Consolidated Balance Sheet. The restructuring reserve balance presented is considered adequate to cover committed restructuring actions. Cash payments related to severance and employee benefits are expected to be paid over the next 18 months.

2008 Actions
For the year ended December 31, 2008, we recorded approximately $153 million of expense for severance and associated employee benefits, primarily associated with the elimination of 1,910 positions resulting from:
•	An adjustment of production schedules in some manufacturing facilities to reflect current market softness;

•	A realignment of our manufacturing footprint to better utilize assets, including idling or closing underutilized plants;

•	Reducing commercial-related positions that have been directly impacted by lower market demand;

•	A 30 percent reduction of installed capacity in our emulsions network in North America, reflecting the cumulative impact of productivity improvement efforts and reduced market demand;

•	Significant reductions in selling and administrative costs for the Specialty Materials Group in mature markets;

•	An adjustment of our infrastructure for the Electronic Materials Group, reflecting the continued shift of the business to Asia;

•	Cost reductions related to productivity improvements for various other businesses and regions; and

•	The termination of toll manufacturing support arrangements at two facilities related to a prior divestiture.
During 2008, we recorded additional severance and employee benefit charges related to changes in estimate of $2 million and $2 million for 2008 and 2006 actions, respectively.
The 2008 cost savings actions are expected to yield pre-tax savings of approximately $200 million annually beginning in 2010.
Of the initial 1,910 positions identified under the total 2008 restructuring initiatives, we increased the total number of positions to be affected by these initiatives by 3 to 1,913 positions in total. As of December 31, 2008, 344 positions have been eliminated.
2007 Actions
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
Reducing the effect of the 2007 charge were favorable adjustments of $5 million for severance and employee benefits due to fewer employee separations than originally anticipated related to 2005 and 2006 actions.
The 2007 cost savings actions are expected to yield pre-tax savings of approximately $21 million annually.
Of the initial 201 positions identified, we reduced the total number of positions to be affected by these initiatives by 18 to 183 positions in total. As of December 31, 2008, 133 positions have been eliminated.
2006 Actions
For the year ended December 31, 2006, we recorded approximately $26 million of expense for severance and associated employee benefits associated with the elimination of 329 positions. These charges related to the restructuring within our North American support services and Coating and Salt segments, concentrated in North America. Our management approved these restructuring actions to implement organizational alignments to support our Vision 2010 strategic plan and to further improve the efficiency of our manufacturing network. The organizational alignments included a more streamlined business structure, and deployment of resources to higher growth markets. Staffing reductions related to several of our manufacturing operations and were a direct result of changes in the execution of existing processes and productivity improvements, while support services staffing reductions were made possible as we continue to capitalize on the enhancements achieved through the implementation of our Enterprise Resource Planning System.
This charge was partially offset by $1 million of favorable adjustments to adequately reflect changes in estimates of remaining obligations related to severance payments within our global Graphic Arts business within our Packaging and Building Materials segment, actions announced in the first quarter of 2006. Additionally, there were favorable adjustments of $2 million related to severance and employee benefits due to fewer employee separations than originally anticipated offset by $2 million for lease contract obligations related to our 2005 and prior initiatives.

The 2006 restructuring actions are expected to yield pre-tax savings of $33 million annually.
Of the initial 329 positions identified, we reduced the total number of positions by 64 to 265 positions in total. As of December 31, 2008, all positions have been eliminated.
Asset Impairments
2008 Impairments
For the year ended December 31, 2008, we recognized $42 million of fixed asset impairment charges. These charges include $3 million of impairments due to damage at our Salt operation related to hurricane Ike. In an effort to better utilize our assets we recorded $2 million of asset impairment charges relating to the closure of two plants within the Performance Materials Group, which support the Powder Coatings and Advanced Materials businesses. Reduced market demand and productivity improvements in North America resulted in the impairment of fixed assets totaling $5 million, $3 million of which impacted the Paint and Coatings Materials business and $2 million related to the Packaging and Building Materials business. In addition, the Paint and Coatings Materials business also recorded an $8 million charge relating to the closure of a plant due to continued reductions in market demand. The Packaging and Building Materials business recorded fixed asset impairment charges of $7 million due to the transfer of select business lines and $2 million relating to the exiting of a business line. An adjustment of our infrastructure for the Electronic Materials Group, reflecting the continued shift of the business to Asia resulted in asset impairment charges of $9 million; $8 million of which resulted from exiting select business lines within Packaging and Finishing Technologies, and $1 million for the closing of a research and development site relating to Semiconductor Technologies. Further, we recorded a $1 million write-off of in process research and development relating to the Gracel acquisition within Display Technologies. Lastly, we recorded $5 million of asset impairment charges in the first quarter of 2008 associated with fixed asset write downs related to the restructuring of two manufacturing facilities due to the termination of toll manufacturing support arrangements related to a prior divestiture.
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

Note 4: Other Expense (Income), net
We recorded other expense, net of $55 million in 2008. For 2007 and 2006 we recorded other income, net of $48 million and $53 million, respectively. The major categories of our other income, net are summarized in the following table:

(in millions)	2008	2007	2006

Royalty income	$(3)	$(4)	$(4)
Foreign exchange losses (gains) and related hedging	19	(5)	16
Interest and investment (income) loss	2	(18)	(27)
Sales of real estate	(7)	(3)	(3)
Tolling	(6)	(6)	(4)
Investment gains	—	—	(4)
Dow acquisition related expenses	40	—	—
Non-designated commodity hedges	18	—	—
Other, net	(8)	(12)	(27)

Total	$55	$(48)	$(53)

Note 5: Fair Value Measurements
In the first quarter of 2008, we adopted SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2:	Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3:	Unobservable inputs that reflect our own assumptions.

The following describes the valuation methodologies used to measure fair value and key inputs:

•	Cash equivalents: We classify highly liquid investments with a maturity date of 90 days or less at the date of purchase including U.S. Treasury bills, federal agency securities and commercial paper as cash equivalents. We use quoted prices where available to determine fair value for U.S. Treasury notes, and industry standard valuation models using market based inputs when quoted prices are unavailable such as for corporate obligations.

•	Receivables, net, short term borrowings and trade and other payables: Given the short-term nature of these items the estimated fair value approximates its carrying value.

•	Long-term investments: These investments are quoted at market prices from various stock and bond exchanges.

•	Derivative instruments and long-term debt: As part of our risk management strategy, we enter into derivative transactions to mitigate exposures. Our derivative instruments include interest rate swaps on long-term debt, currency swaps and currency forwards and options. Commodity derivative instruments are used to reduce portions of our commodity price risks, especially energy. The fair values for our derivatives and related long-term debt are based on quoted market prices from various banking institutions or an independent third party provider for similar instruments.

Our population of financial assets and liabilities subject to fair value disclosures are as follows:

	Fair Value As
	of	Fair Value Measurements at December 31,
	December 31,	2008 using Fair Value Hierarchy
(in millions)	2008	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$335	$335	$—	$—
Receivables, net	1,538	1,538	—	—
Foreign exchange derivatives	47	—	47	—
Long-term investments	258	258	—	—

Total assets at fair value	$2,178	$2,131	$47	$—

Liabilities
Short term borrowings	$139	$139	$—	$—
Trade and other payables	633	633	—	—
Long-term debt	3,005	—	3,005	—
Foreign exchange derivatives	14	—	14	—
Commodity derivatives	11	—	11	—

Total liabilities at fair value	$3,802	$772	$3,030	$—

Counter-party Risk
We manage counter-party risk by entering into derivative contracts only with major financial institutions of investment grade credit rating and by limiting the amount of exposure to each financial institution. On a selective basis we structure our derivative contracts to allow settlement at market if the counter-party is downgraded below investment grade. As of December 31, 2008, our largest exposure on derivative contracts with any one financial institution was $14 million, and our total exposure was $36 million. Based on our credit evaluation of each institution comprising these exposures, we have determined the carrying values as of December 31, 2008 to be fully realizable upon settlement.
Note 6: Financial Instruments
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
During 2008, non-dollar currencies in which we transacted business were weaker by year-end, on average, compared with the prior-year period. These currencies had a $25 million favorable after-tax impact on our 2008 earnings compared with 2007, net of all currency hedging. Through the first half of 2008, the dollar continued to weaken against most currencies, reaching its weakest point by mid-year. The second half of 2008 saw the resurgence of the dollar, until at December 31, 2008, the basket of currencies in which our operations are invested was weaker against the dollar than at

December 31, 2007. This was recorded as a $104 million cumulative translation adjustment loss during 2008, net of gains from net investment hedges.
Hedges entered to preserve the U.S. dollar values of anticipated non-U.S. dollar cash flows and earnings
We generally purchase options which give us the right, but not the obligation, to sell the underlying currencies when the cash flows denominated in those currencies are forecast to occur. In this way, the premiums paid for the options represent the maximum cost of the hedge. If, when the forecasted transactions occur, the underlying currencies have strengthened, the options become worthless and are expensed. In this case, the dollar values of the underlying forecast non-dollar cash flows and earnings are higher than anticipated. If the underlying currencies have weakened, the options are exercised and the underlying currencies are sold at the stronger historical rate, thus preserving the dollar values of the forecast non-dollar cash flows.
These contracts are designated as foreign currency cash flow hedges covering portions of our twelve month forecasted non-dollar cash flows and mature when the underlying cash flows being hedged are forecast to occur. Because the options are considered highly effective hedges, the cash value less cost will be reflected in earnings when the contracts mature. These contracts are marked-to-market at each balance sheet date with changes in fair value prior to maturity recorded in accumulated other comprehensive income (loss). For each of the years ended December 31, 2008 and 2007, a $4 million after-tax gain and a $2 million after-tax loss, respectively, was recorded in accumulated other comprehensive income (loss). For the years ended December 31, 2008, 2007 and 2006, an after-tax gain of $3 million, and after-tax losses of $3 million and $2 million, respectively, were recorded in earnings related to foreign currency cash flow hedges that matured during the respective periods. Changing market conditions will impact the actual amounts recorded to earnings during the following twelve-month periods. Both the effective and ineffective portions of foreign currency cash flow hedges recorded in the Consolidated Statements of Operations are classified in other income, net.
Asset and liability hedging
We contract with counter-parties to buy and sell foreign currencies to offset the impact of exchange rate changes on recognized assets and liabilities denominated in non-functional currencies, including inter-company loans. These contracts generally require exchange of one foreign currency for another at a fixed rate at a future date. These contracts have maturities generally less than twelve months. All contracts are marked-to-market at each balance sheet date with changes in fair value recorded in other income, net. For the years ended December 31, 2008, 2007 and 2006, after-tax gains of $23 million, and after-tax losses of $30 million and $7 million, respectively, were recorded in earnings for these contracts. The impacts of these contracts were largely offset by gains and losses, respectively, resulting from the impact of changes in exchange rates on recognized assets and liabilities denominated in non-functional currencies.
Net investment hedging
We utilize foreign exchange forward and currency collar contracts together with non-dollar borrowings to hedge the dollar values of our net investments in foreign operating units in Europe, Japan and Canada. These derivative instruments and non-dollar borrowings are designated as hedges of net investments. Accordingly, the effective portions of foreign exchange gains or losses on these hedges are recorded as part of the cumulative translation adjustment, which is part of accumulated other comprehensive income (loss). As of December 31, 2008, $223 million in after-tax losses were recorded in cumulative translation adjustment, representing the effective portions of foreign exchange losses on these hedges and non-dollar borrowings. Of this amount, $93 million in after-tax losses at December 31, 2008 was related to long-term Euro and Japanese Yen borrowings and the remainder was related to exchange forward and currency collar contracts. As of December 31, 2007, $228 million in after-tax losses were recorded in cumulative translation adjustment, representing the effective portions of foreign exchange losses on these hedges. Of this amount, $98 million in after-tax losses at December 31, 2007 was related to long-term Euro and Japanese Yen borrowings and the remainder was related to exchange forward and currency collar contracts.
The total notional value of derivatives and outstanding balance of non-dollar borrowings designated as hedges of net investments outstanding at December 31, 2008 and 2007 was $681 million, respectively.
Included in other comprehensive income (loss) as cumulative translation adjustment were a loss of $77 million and a gain of $27 million for the years ended December 31, 2008 and 2007, respectively, all net of related hedge gains and losses.

	Cumulative	Foreign
	Change of	Currency
	Value of Hedges	Translation	Cumulative
(in millions)	of Net	Impact on Net	Translation
Gains/(Losses)	Investment	Investment	Adjustment

Balance as of December 31, 2006	$(134)	$144	$10
Changes in fair value	(94)	111	17

Balance as of December 31, 2007	$(228)	$255	$27
Changes in fair value	5	(109)	(104)

Balance as of December 31, 2008	$(223)	146	(77)

The amounts that were considered ineffective on these net investment hedges were recorded in interest expense. Interest expense was decreased by an immaterial amount, $9 million and $19 million for the years ended December 31, 2008, 2007 and 2006, respectively.
Commodity Hedges
We use commodity swap, option and collar contracts to reduce the effects of changing raw material prices. Some of these contracts were designated and accounted for as cash flow hedges. The notional value of these commodity derivatives outstanding at December 31, 2008 and 2007 was $14 million and $8 million, respectively. The remaining outstanding contracts at December 31, 2008, with a notional value of $66 million were not designated to receive hedge accounting treatment.
Included in accumulated other comprehensive income (loss) at December 31, 2008 and 2007 are a $1 million after-tax loss and an immaterial amount, respectively, which represents the accumulated market value changes in those outstanding commodity swap, option and collar contracts designated as hedges. To the extent these contracts are considered effective as hedges, changes in market value will be recorded in accumulated other comprehensive income (loss) and upon maturity will be recorded in earnings consistent with our purchases of the underlying commodities during the following period up to twenty-four months. For the years ended December 31, 2008, 2007 and 2006, an immaterial amount, $3 million and $14 million in losses, respectively, were recorded as components of costs of goods sold with the related tax effect recorded in tax expense with respect to those commodity swap, option and collar contracts maturing during the same periods. The ineffective portions of these contracts were immaterial to earnings in 2008, 2007 and 2006, respectively, and were recorded in other income, net.
Included in other income (expense) at December 31, 2008 is an $18 million loss which represents the accumulated market value changes in commodity swap, option and collar contracts not designated as hedges.
Interest Rate Hedges
To reach a desired level of floating rate debt, we utilize interest rate swap agreements to convert specific fixed rate debt issuances into variable rate debt. These interest rate swaps are designated as fair value hedges. The changes in fair value of interest rate swap agreements are marked-to-market through income together with the offsetting changes in fair value of the underlying notes using the short cut method of measuring effectiveness. At December 31, 2008, we had no interest rate swaps outstanding.
In September 2005, we entered into a LIBOR rate lock agreement with a bank to hedge against changes in long-term interest rates in anticipation of a long-term debt issuance, a cash flow hedge. As of December 31, 2006, $7 million of after-tax deferred net gains on the interest rate lock are in accumulated other comprehensive income (loss). In conjunction with the issuance of the debt in March of 2007, the interest rate lock agreement was settled resulting in the receipt by us of approximately $11 million from the counterparty. Since the hedge was deemed effective, the $7 million after-tax gain was recorded in accumulated other comprehensive income (loss) and will be amortized to interest expense over the life of the Euro 175 million notes due in March 2014. As of December 31, 2008, the unamortized balance included in accumulated other comprehensive income (loss) is a $5 million gain.
In September 2007, we issued $250 million of notes due in March 2013 and $850 million of notes due in September 2017. In August 2007, in anticipation of the debt issuance we entered into a $350 million interest rate lock agreement designated as a cash flow hedge to mitigate exposure to interest rate fluctuations which would impact semi-annual interest payments. In conjunction with the issuance of the debt, the interest rate lock agreement was settled resulting in a payment from us to the counterparty of approximately $10 million. Less than half a million after-tax of this value was deemed ineffective and immediately recognized in earnings during 2007. The remaining $6 million after-tax loss was recorded in accumulated other comprehensive income (loss) and will be amortized to interest expense over the life of the $850 million notes due in September 2017. As of December 31, 2008, the unamortized balance included in accumulated other comprehensive income (loss) is a $5 million loss.
In September 2007, we entered into interest rate swap agreements totaling $250 million to swap the fixed rate components of the $250 million notes due in March 2013 to a floating rate based on six-month LIBOR. In the second quarter of 2008, we entered into interest rate swap agreements totaling $850 million to swap the fixed rate component of the $850 million 10-year fixed rate notes due in June 2017, to a floating rate based on three and six month LIBOR. In November 2008, we terminated the total $1.1 billion of these interest rate swap contracts. The $69 million gain received from the termination of the interest rate swap contracts is being amortized as a reduction to interest expense over the remaining 5-year and 9-year respective lives of the notes. As of December 31, 2008, the unamortized balance included in long-term debt is a $68 million gain.
The following tables set forth the fair value of derivative instruments outstanding on the consolidated balance sheets as of December 31, 2008 and 2007.
(in millions)

Derivatives-designated as	December 31, 2008		December 31, 2007
hedging instruments under	Balance Sheet	Fair	Balance Sheet	Fair
Statement 133	Location	Value	Location	Value
Interest Rate Contracts	Other assets	$—	Other assets	$7
Foreign Exchange Contracts	Prepaid expenses and other current assets	16	Prepaid expenses and other current assets	13
Commodity Contracts	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	1

Total derivative assets		$16		$21

Foreign Exchange Contracts	Accrued liabilities	$—	Accrued liabilities	$34
Commodity Contracts	Accrued liabilities	2	Accrued liabilities	—

Total derivative liabilities		$2		$34

Net derivative assets/(liabilities)		$14		$(13)

(in millions)

Derivatives-not designated as	December 31, 2008		December 31, 2007
hedging instruments under	Balance Sheet	Fair	Balance Sheet	Fair
Statement 133	Location	Value	Location	Value
Foreign Exchange Contracts	Prepaid expenses and other current assets	$31	Prepaid expenses and other current assets	$12
Commodity Contracts	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	—

Total derivative assets		$31		$12

Foreign Exchange Contracts	Accrued liabilities	$14	Accrued liabilities	$33
Commodity Contracts	Accrued liabilities	9	Accrued liabilities	—

Total derivative liabilities		$23		$33

Net derivative assets/(liabilities)		$8		$(21)

The following tables set forth the impact of derivative instruments and related hedged items on the consolidated income statements for the years ended December 31, 2008, 2007 and 2006.
(in millions)

Derivatives-in Statement 133	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on
Fair Value	Recognized in Income	Derivative
Hedging Relationships	on Derivative	2008	2007	2006
Interest Rate Contracts	Interest expense	$12	$1	$—
(in millions)

Hedged Items in Statement	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on
133 Fair Value Hedge	Recognized in Income	Derivative
Relationships	on Derivative	2008	2007	2006
Long-term debt	Interest expense	$(12)	$(1)	$—
(in millions)

Derivatives-in Statement 133		Amount of Gain (Loss) Recognized in OCI on
Cash Flow		Derivative (Effective Portion)
Hedging Relationships		2008	2007	2006
Interest Rate Contracts		$—	$—	$7
Foreign Exchange Contracts		6	—	(2)
Commodity Contracts		(2)	—	(1)

	Total	$4	$—	$4

(in millions)

	Location of Gain (Loss)
Derivatives-in Statement 133	Reclassified from	Amount of Gain (Loss) Reclassified from
Cash Flow	Accumulated OCI into	Accumulated OCI into Income (Effective Portion)
Hedging Relationships	Income (Effective Portion)	2008	2007	2006
Interest Rate Contracts	Interest expense	$—	$1	$—
Foreign Exchange Contracts	Other income, net	(5)	4	3
Commodity Contracts	Cost of goods sold	—	3	14

	Total	$(5)	$8	$17

(in millions)

	Location of Gain (Loss)
	Recognized in Income on
	Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on
Derivatives-in Statement 133	Portion and Amount	Derivative (Ineffective Portion and Amount
Cash Flow	Excluded from	Excluded from Effectiveness Testing)
Hedging Relationships	Effectiveness Testing)	2008	2007	2006
Interest Rate Contracts	Interest expense	$—	$(1)	$—
Foreign Exchange Contracts	Other income, net	—	—	—
Commodity Contracts	Other income, net	(1)	1	—

	Total	$(1)	$—	$—

(in millions)

	Amount of Gain (Loss) Recognized in OCI on
Derivatives-in Statement 133	Derivative (Effective Portion)
Net Hedging Relationships	2008	2007	2006
Foreign Exchange Contracts	$(130)	$(130)	$(82)
(in millions)

Location of Gain (Loss)
	Reclassified from	Amount of Gain (Loss) Reclassified from
Derivatives-in Statement 133	Accumulated OCI into	Accumulated OCI into Income (Effective Portion)
Net Hedging Relationships	Income (Effective Portion)	2008	2007	2006
Foreign Exchange Contracts	(None)	$—	$—	$—
(in millions)

	Location of Gain (Loss)
	Recognized in Income on
	Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on
	Portion and Amount	Derivative (Ineffective Portion and Amount
Derivatives-in Statement 133	Excluded from	Excluded from Effectiveness Testing)
Net Hedging Relationships	Effectiveness Testing)	2008	2007	2006
Foreign Exchange Contracts	Interest expense	$—	$9	$19
(in millions)

Derivatives Not Designated as	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on
Hedging Instruments under	Recognized in Income on	Derivative
Statement 133	Derivative	2008	2007	2006
Foreign Exchange Contracts	Other income, net	$14	$(9)	$(5)
Commodity Contracts	Other income, net	(18)	—	—

	Total	$(4)	$(9)	$5

Note 7: Income Taxes
Earnings from continuing operations before income taxes, and minority interest earned within or outside the United States are shown below:

(in millions)	2008	2007	2006

United States
Parent and Subsidiaries	$78	$486	$688
Affiliates	95	11	—
Foreign
Subsidiaries	387	372	344
Affiliates	1	11	10

Earnings from continuing operations before income taxes and minority interest	$561	$880	$1,042

The provision for income taxes from continuing operations is composed of:

(in millions)	2008	2007	2006

Income taxes on U.S. earnings
Federal
Current	$99	$137	$208
Deferred	(80)	3	(18)

State and other	2	8	8

Total taxes on U.S. earnings	21	148	198

Taxes on foreign earnings
Current	127	134	99
Deferred	(71)	(76)	(23)

Total taxes on foreign earnings	56	58	76

Total Income Taxes	$77	$206	$274

The provision for income tax expense (benefit) attributable to items other than continuing operations is shown below:

(in millions)	2008	2007	2006

Discontinued lines of business	$(1)	$(2)	$14
Deferred income taxes reflect temporary differences between the valuation of assets and liabilities for financial and tax reporting. Details at December 31, 2008 and 2007 were:

(in millions)	2008	2007

Deferred tax assets related to:
Compensation and benefit programs	$271	$262
Pension programs	224	30
Asset impairments and restructuring reserves	45	7
Accruals for waste disposal site remediation	44	37
Foreign Earnings	67	—
All other	117	89

Total deferred tax assets	768	425

Deferred tax liabilities related to:
Intangible assets	491	525
Depreciation and amortization	372	363
Foreign Earnings	—	53
All other	33	34

Total deferred tax liabilities	896	975

Net deferred tax liability	$128	$550

At December 31, 2008, we had foreign net operating losses of $221 million and state net operating losses of $2,131 million, all of which substantially carry a full valuation allowance. Of these, $169 million have no expiration and the remaining will expire in future years as follows: $34 million in 2009, $18 million in 2010, $27 million in 2011, $30 million in 2012, $29 million in 2013 and the remaining balance in other years.
Deferred taxes, which are classified into a net current and non-current balance by tax jurisdiction, are presented in the balance sheet as follows:

(in millions)	2008	2007

Prepaid expenses and other current assets	$217	$136
Other assets	71	83
Accrued liabilities	3	3
Deferred income taxes	413	766

Net deferred tax liability	$128	$550

The effective tax rate on pre-tax income differs from the U.S. statutory tax rate due to the following:

	2008	2007	2006
	%	%	%

Statutory tax rate	35.0	35.0	35.0
U.S. business credits	(4.4)	(2.5)	(2.7)
Foreign, including credits	(20.1)	(9.5)	(5.4)
Restructuring	2.6	0.2	(0.2)
UP Chemical Sale	1.6	—	—
Other, net	(1.0)	0.2	(0.4)

Effective tax rate	13.7	23.4	26.3

During 2008, we have recognized $2 million of foreign investment credits as a reduction of income tax expense. Deferred income taxes have been provided for the unremitted earnings of foreign subsidiaries and affiliates which have not been reinvested abroad indefinitely. Approximately $754 million, $392 million and $216 million at December 31, 2008, 2007 and 2006, respectively, of net foreign subsidiary and affiliate foreign earnings have been deemed permanently reinvested abroad. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts. No accrual of United States income tax has been made for years ended 2008, 2007 and 2006 related to these permanently reinvested earnings as there was no plan in place to repatriate any of these foreign earnings to the United States as of the end of the year.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, we recorded a non-cash cumulative transition charge of approximately $9 million, recorded as a reduction to beginning retained earnings (see Consolidated Statement of Shareholders’ Equity). A reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows:

(in millions)	2007

Balance at January 1, 2007	$75
Additions based on tax positions related to the current year	17
Additions for positions of prior years	18
Reductions for tax positions of prior years	(11)
Settlements	(5)
Translation impacts	3

Balance at December 31, 2007	$97

(in millions)	2008

Balance at December 31, 2007	$97
Additions based on tax positions related to the current year	13
Additions for positions of prior years	7
Reductions for tax positions of prior years	(6)
Settlements	(16)
Translation impacts	(2)

Balance at December 31, 2008	$93

In addition, we have interest and penalties provisions associated with the above tax positions which are classified as liabilities in the consolidated balance sheet. There was approximately $20 million of accrued interest and penalties as of December 31, 2007 and there is $16 million of interest and penalties as of December 31, 2008. Changes in these balances are recorded in income tax expense.
As of December 31, 2008, we have unrecognized income tax benefits totaling $93 million and related accrued interest and penalties of $16 million that, if recognized, $109 million would be recorded as a benefit to income taxes on the statement of operations and, therefore, would impact the reported effective tax rate. During 2007, we concluded the IRS audit related to our 2002, 2003 and 2004 tax years and a tax audit in Germany related to our 1999 through 2003 tax years. We are currently under audit by the IRS for years 2005, 2006 and 2007. We are also in appeal proceedings with the applicable fiscal authority in the United States and Canada. Although it is not possible to predict the timing or the conclusion of these pending audits and appeal proceedings with accuracy, we do not anticipate that the current IRS audit will be complete by the end of 2009. Given the various stages of completion of audits, we can not currently anticipate significant changes in the amount of unrecognized income tax benefits over the next year.
As of December 31, 2008, the following tax years remained subject to examination by the major tax jurisdiction indicated:

Major
Jurisdictions	Open Years
Canada	1999 through 2001, 2003 through 2008
China	2001 through 2008
France	2004 through 2008
Germany	2004 through 2008
Italy	2003 through 2008
Japan	2001 through 2008
Korea	2002 through 2008
Switzerland	2005 through 2008
Taiwan	2002 through 2008
United Kingdom	2003 through 2008
United States	2005 through 2008

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

This business develops, manufactures and markets materials used in the production of electronic displays. This business includes our joint venture with SKC Co. Ltd. of South Korea, SKC Haas Display Films (“SKC Haas”), which develops, manufactures, and markets advanced specialty films and materials used in LCD and plasma displays. These include light diffuser films, micro lens films, optical protection films, release protection films, reflectors, technology for touch panels, Plasma Display Panel filters, and process chemicals used to manufacture LCD color filters. This business also includes the leading-edge light management film technology acquired from Eastman Kodak in 2007, as well as process chemicals used in LCD production originally developed by Rohm and Haas. On April 4, 2008, we acquired Gracel Display, Inc., a leading developer and manufacturer of Organic Light Emitting Diode materials for approximately $41 million. In July 2008, we acquired the operations of SKC Euro Display for approximately $28 million. See Note 2 for further discussion on this acquisition. The results of these acquisitions have been included in Display Technologies since their respective acquisition dates.

➢	Paint and Coatings Materials

This business produces acrylic emulsions and additives that are used primarily to make decorative and industrial coatings. Its products are critical components used in the manufacture of architectural paints used by do-it-yourself consumers and professional contractors. Paint and Coatings Materials products are also used in the production of industrial coatings (for use on wood and metal, and in traffic paint); in construction applications (for use in roofing materials, insulation, and cement modification); and floor care products. On April 1, 2008, we acquired the FINNDISP former division of OY Forcit AB, a Finnish paint emulsions operation for approximately 52 million Euros or approximately U.S. $79 million. Beginning on April 1, 2008, the results of this operation are included in Paint and Coatings Materials. See Note 2 for further discussion on this acquisition.

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

The Salt business houses the Morton Salt name, including the well-known image of the Morton Salt Umbrella Girl and the familiar slogan, “when it rains it pours.” This business also encompasses the leading table salt brand in Canada, Windsor Salt. Salt’s product offerings extend well beyond the consumer market to include salts used for food processing, agriculture, water conditioning, highway ice-control and industrial processing applications. On July 31, 2008, we acquired the Season-All® brand from McCormick & Company for approximately $15 million. Beginning on July 31, 2008, the results of this business were included in the Salt segment. See Note 2 for further discussion on this acquisition.

The table below presents net sales by business segment. Segment eliminations are presented for intercompany sales between the reportable segments within the Specialty Materials Group.

(in millions)	2008	2007	2006

Electronic Technologies	$1,654	$1,666	$1,551
Display Technologies	284	45	13

Electronic Materials Group	$1,938	$1,711	$1,564
Paint and Coatings Materials	2,217	2,120	2,050
Packaging and Building Materials	1,807	1,826	1,776
Primary Materials	2,367	2,078	1,979
Elimination of Inter-segment Sales	(1,222)	(1,103)	(1,102)

Specialty Materials Group	$5,169	$4,921	$4,703
Performance Materials Group	1,248	1,205	1,134
Salt	1,220	1,060	829

Total	$9,575	$8,897	$8,230

The tables below present summarized financial information about our reportable segments:

	Pre-tax
	Earnings
	(loss)from	Share of
2008	continuing	affiliate			Segment	Capital
(in millions)	operations	earnings, net	Depreciation	Amortization	assets	additions

Electronic Technologies	$390	$87	$70	$17	$1,635	$111
Display Technologies	(40)	—	12	5	376	49

Electronic Materials Group	$350	$87	$82	$22	$2,011	$160
Paint and Coatings Materials	169	—	81	2	885	82
Packaging and Building Materials	55	1	66	10	1,602	40
Primary Materials	82	—	76	—	1,039	83

Specialty Materials Group	$306	$1	$223	$12	$3,526	$205
Performance Materials Group	117	9	50	20	1,420	26
Salt	177	—	82	8	1,618	54
Corporate(1)	(389)	—	30	1	1,334	75

Total	$561	$97	$467	$63	$9,909	$520

	Pre-tax
	Earnings (loss)
	from	Share of
2007	continuing	affiliate			Segment	Capital
(in millions)	operations	earnings, net	Depreciation	Amortization	assets	additions

Electronic Technologies	$410	$10	$59	$17	$1,688	$82
Display Technologies	(23)	—	2	1	376	18

Electronic Materials Group	$387	$10	$61	$18	$2,064	$100
Paint and Coatings Materials	323	—	58	1	930	95
Packaging and Building Materials	161	1	59	10	1,667	34
Primary Materials	108	—	82	—	1,030	74

Specialty Materials Group	$592	$1	$199	$11	$3,627	$203
Performance Materials Group	132	11	50	19	1,463	34
Salt	115	—	81	8	1,691	58
Corporate(1)	(346)	—	21	1	1,262	59

Total	$880	$22	$412	$57	$10,107	$454

	Pre-tax
	Earnings (loss)
	from	Share of
2006	continuing	affiliate			Segment	Capital
(in millions)	operations	earnings, net	Depreciation	Amortization	assets	additions
Electronic Technologies	$345	$9	$56	$17	$1,616	$82
Display Technologies	1	—	—	—	11	—

Electronic Materials Group	$346	$9	$56	$17	$1,627	$82
Paint and Coatings Materials	353	—	55	1	848	70
Packaging and Building Materials	186	1	57	9	1,667	28
Primary Materials	215	—	87	1	976	69

Specialty Materials Group	$754	$1	$199	$11	$3,491	$167
Performance Materials Group	103	—	50	20	1,395	41
Salt	54	—	77	7	1,607	48
Corporate(1)	(215)	—	21	1	1,417	66

Total	$1,042	$10	$403	$56	$9,537	$404

Notes:

(1)	Corporate includes items such as corporate governance costs, interest income and expense, environmental remediation expense, Dow acquisition costs, insurance recoveries, exploratory research and development expense, balance sheet currency translation gains and losses, any unallocated portion of shared services and certain discrete period tax items.
The table below presents sales by geographic area. Sales are attributed to the geographic location based on customer location and not on the geographic location from which goods were shipped. Long-lived assets are attributed to geographic areas based on asset location. We define long-lived assets as Land, Buildings and Equipment.

			Asia-
		European	Pacific
(in millions)	U.S.	Region	Region	Other	Total

2008
Net sales	$3,928	$2,408	$2,313	$926	$9,575
Long-lived assets	1,614	437	597	205	2,853
2007
Net sales	$3,893	$2,241	$1,973	$790	$8,897
Long-lived assets	1,644	427	547	253	2,871
2006
Net sales	$3,845	$2,030	$1,659	$696	$8,230
Long-lived assets	1,639	415	384	231	2,669

Notes:

(1)	Certain prior year reclassifications have been made to conform to current year presentations.
Note 9: Retirement Benefits
We sponsor and contribute to qualified and non-qualified pension and postretirement benefit plans that provide defined benefits to U.S. and non-U.S. employees. Pension benefits earned are generally based on years of service and compensation during active employment.
Our non-qualified pension plans consist of noncontributory pension plans that provide supplemental defined benefits primarily to U.S. employees whose benefits under the qualified pension plan are limited by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.
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

In September 2006, the FASB issued SFAS No. 158. This statement amends SFAS Nos. 87, 88, 106 and 132(R). SFAS No. 158 requires employers to recognize the overfunded or underfunded projected benefit obligation (PBO) of a defined benefit plan as an asset or liability in the statement of financial position. The PBO represents the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future salary increases. Prior to the issuance of SFAS No. 158, the consolidated balance sheet as of a fiscal year-end was required to, at a minimum, reflect an amount equal to the unfunded accumulated benefit obligation (ABO), which differs from the projected benefit obligation in that it includes no assumption on future compensation levels. SFAS No. 158 also requires employers to recognize annual changes in gains or losses, prior service costs, or other credits that have not been recognized as a component of net periodic pension cost, net of tax, through comprehensive income. As a result of the adoption of the recognition provisions of SFAS No. 158, we recorded a $245 million increase to Accumulated other comprehensive loss as of December 31, 2006 in Stockholders’ Equity. All of our pension and postretirement plans have a measurement date of December 31.
Qualified Pension Plans
A summary of the net periodic expense for these plans is as follows:

(in millions)	2008		2007		2006
Components of net periodic pension expense:	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Service cost	$53	$23	$59	$22	$57	$20
Interest cost	99	45	95	39	95	34
Expected return on plan assets	(150)	(47)	(142)	(45)	(122)	(39)
Unrecognized prior service (credit) cost	(4)	—	2	—	2	—
Unrecognized net actuarial loss	1	7	11	9	28	10

Pension judgment	—	—	65	—	—	—
Net settlement and curtailment gain	—	(1)	—	(1)	—	—

Net periodic pension (credit) expense	$(1)	$27	$90	$24	$60	$25

Included in 2007 net periodic pension expense is a pre-tax non-cash charge of $65 million relating to a decision rendered by the Seventh Circuit Court of Appeals on August 14, 2007, affirming an Indiana Federal District Court’s decision that participants in the Rohm and Haas Pension Plan who elected a lump sum benefit during a class period have the right to a cost-of-living adjustment (“COLA”) as part of their retirement benefit. See Note 26 for further discussion.
The following table sets forth the weighted average assumptions used in the calculation of net periodic pension expense:

Weighted-average assumptions
used to determine net periodic
pension expense for the period
January 1, - December 31,	2008		2007		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Discount rate	6.21%	5.66%	5.90%	5.05%	5.70%	4.77%
Expected return on plan assets	8.50%	6.68%	8.50%	6.72%	8.50%	6.97%
Rate of compensation increase	4.00%	4.24%	4.00%	3.91%	4.00%	3.88%
The discount rates were determined by projecting the plans’ expected future benefit payments as defined for the projected benefit obligation, discounting those expected payments using a zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date, and solving for the single equivalent discount rate that resulted in the same projected benefit obligation. A 1% increase in the discount rate would have decreased the net periodic benefit expense for 2008 by $18 million. A 1% decrease in the discount rate would have increased the 2008 net periodic benefit expense by $34 million.
To the extent the expected return on plan assets varies from the actual return, an actuarial gain or loss results. Each 1% increase or decrease in the expected rate of return assumption would have decreased or increased the global net periodic pension benefit expense for 2008 by $25 million.

The following table sets forth the weighted average assumptions used in the calculation of the PBO:

Weighted-average assumptions used to determine the projected
benefit obligation for years ended December 31,	2008		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.

Discount rate	6.50%	5.83%	6.21%	5.66%
Rate of compensation increase	4.00%	3.94%	4.00%	4.24%
The following table reflects the change in our projected benefit obligation and the change in the fair value of plan assets based on the measurement date, as well as the amounts recognized in our balance sheets:

	2008		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in pension benefit obligation:
Pension benefit obligation at beginning of year	$1,644	$849	$1,683	$745
Service cost, excluding expenses	53	23	59	22
Interest cost	99	45	95	39
Participant contributions	—	4	—	5
Plan amendments	—	2	(53)	(1)
Actuarial gain	(72)	(63)	(100)	(15)
Benefits paid	(131)	(35)	(105)	(34)
Acquisitions and plan transfers	—	—	—	34
Curtailments	—	(1)	—	(2)
Settlements	—	—	—	(4)
Pension judgment	—	—	65	—
Foreign currency translation adjustment	—	(166)	—	60
Pension benefit obligation at end of year	$1,593	$658	$1,644	$849

Change in plan assets:
Fair value of plan assets at beginning of year	$1,807	$751	$1,787	$667
Actual (loss) return on plan assets	(471)	(75)	125	15
Employer contribution	—	32	—	30
Participant contributions	—	4	—	5
Acquisitions and plan transfers	—	—	—	12
Settlements	—	—	—	(4)
Benefits paid	(131)	(35)	(105)	(34)
Foreign currency translation adjustment	—	(144)	—	60
Fair value of plan assets at end of year	$1,205	$533	$1,807	$751

Funded status at end of year	$(388)	$(125)	$163	$(98)

Amounts recognized in the consolidated balance sheets:
Other assets	$—	$8	$163	$20
Accrued liabilities	—	—	—	(1)
Employee benefits	(388)	(133)	—	(117)
Net amounts recognized	$(388)	$(125)	$163	$(98)

The changes in plan assets and benefit obligation that have been recognized in Accumulated Other Comprehensive Loss during 2008 consist of the following:

(in millions)	2008		2007
Other changes in plan assets and benefit
obligation recognized in Accumulated
other comprehensive loss	U.S.	Non-U.S.	U.S.	Non-U.S.

Net actuarial loss (gain)	$548	$50	$(83)	$21
Recognized actuarial loss	(1)	(7)	(11)	(8)
Prior service cost (credit)	—	2	(53)	(1)
Recognized prior service credit (cost)	4	—	(2)	—

Total recognized in Accumulated other comprehensive loss, before tax	$551	$45	$(149)	$12

The net unrecognized actuarial loss represents the actual changes in the estimated obligation and plan assets that have not been recognized in our income statement. As of December 31, 2008, this amounted to $866 million for our global qualified pension plans, up from a net unrecognized loss of $270 million as of December 31, 2007. The increase in actuarial losses is primarily due to losses on plan assets in excess of expected gains, which contributed $743 million to the loss, partially offset by actuarial gains due to an increase in the discount rate for both U.S. and Non-U.S. plans.
Actuarial gains achieved on our U.S. retirement plan during 2007 were primarily attributable to higher discount rates on our global plans as of December 31, 2007, as well as the favorable impact of plan amendments approved by management during the year. Principal changes to the U.S. retirement plan include the adoption of a new discount rate for lump sum benefits paid on or after December 31, 2008 in accordance with the Pension Protection Act of 2006, and a revision of the plan’s benefit formula which will eliminate the cost of living adjustment on benefits earned on or after December 31, 2008. Actuarial gains were partially offset by lower than expected actual returns on plan assets for our global plans, which contributed $47 million to our unrecognized net loss during 2007.
Actuarial gains and losses are not recognized immediately, but instead are accumulated as a part of the unrecognized net loss balance and amortized into net periodic pension expense over the average remaining service period of participating employees as certain thresholds are met.
Because the total unrecognized net loss exceeds the greater of 10% of the projected benefit obligation or 10% of the plan assets, the excess will be amortized over the average expected future working lifetime of active plan participants. As of December 31, 2008, the average expected future working lifetime of active plan participants varies by plan and is within a range of 1 to 26 years.
Items included in accumulated other comprehensive loss represent amounts that have not been recognized in net periodic pension expense. The components recognized in accumulated other comprehensive loss, prior to adjustment for taxes, as of December 31, 2008 and December 31, 2007 include:

(in millions)	2008		2007
Amounts recognized in accumulated other
comprehensive loss, before tax	U.S.	Non-U.S.	U.S.	Non-U.S.

Net actuarial loss	$709	$197	$162	$154
Prior service credit	(40)	—	(44)	(2)

Total	$669	$197	$118	$152

Year-end 2008 amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic pension expense during fiscal year 2009 are as follows:

(in millions)	Pension
	U.S.	Non-U.S.

Net actuarial loss	$13	$3
Prior service credit	(4)	—

Total	$(9)	$3

The net assets of our defined benefit pension plans, which consist primarily of equity and debt securities, were measured at market value. The plans are prohibited from holding shares of Rohm and Haas stock, except where it is a component of an index fund. The target and actual plan asset allocation at December 31, 2008 and 2007, by asset category for U.S. and the significant non-U.S. plans, are as follows:

			Percentage of Plan Assets
	Targeted %		Actual %		Targeted %		Actual %
	2008		2008		2007		2007
Asset Category	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Equity securities	54	49	47	42	65	49	64	49
Debt securities	24	36	29	39	23	36	23	35
Insurance contracts	—	8	—	14	—	8	—	9
Real estate	10	5	12	4	7	5	7	5
Hedge funds	7	—	8	—	5	—	5	—
Other	5	2	4	1	—	2	1	2

Total	100	100	100	100	100	100	100	100

The fiduciaries of our plans determine how investments should be allocated among asset categories after taking into account plan demographics, asset returns and acceptable levels of risk. Asset allocation targets are established based on the long-term return and volatility characteristics of the asset categories. The targeted asset category allocations recognize the benefit of diversification and the profiles of the plans’ liabilities. The plans’ assets are currently invested in a variety of funds representing most standard equity and debt security classes, as well as direct investments in equity securities. In 2008 we revised our U.S. plan investment policy to increase our investments in hedge funds and alternative asset classes and reduce our investment in equity securities, with the goal of increasing our returns while lowering annual asset volatility. We perform periodic reviews of our U.S. plan investment policy to ensure that our plan investments are balanced with the goal of containing potential declines in asset values within a specified percentage and preventing negative returns over a five year period. The plans’ investment policy mandates diversification, consistent with that goal. We are permitted to make changes to our U.S. plan investment policy at any time.
Projected benefit payments, which reflect expected future service, are as follows:

(in millions)	U.S.	Non-U.S.

2009	$110	$27
2010	117	29
2011	124	32
2012	125	33
2013	136	37
2014-2018	778	223
In 2008, we contributed approximately $32 million to our qualified pension plans, up from the $30 million contributed in the prior year period. Total funding for our non-U.S. qualified pension plans of $32 million includes $12 million paid to fund shortfalls in our UK pension trust.
We are not required to and therefore do not expect to make contributions to our U.S. pension trust during 2009. We do expect to contribute approximately $29 million to fund our non-U.S. qualified pension plans, however funding requirements significantly depend on changes in assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plans, and any legislative or regulatory changes affecting plan funding requirements. The company may increase, accelerate, decrease or delay contributions to the plans to the extent permitted by law.
The accumulated benefit obligation (ABO) is the actuarial present value of benefits attributed to employee service rendered to a particular date, based on current salaries. The ABO for our U.S. plans was $1,409 million and $1,357 million, at December 31, 2008 and 2007, respectively. The ABO for our non-U.S. plans was $578 million and $745 million at December 31, 2008 and 2007, respectively.

The following table provides information on pension plans where the ABO exceeds the value of plan assets:

(in millions)	2008		2007
Plans for which accumulated benefit obligation exceeds assets:	U.S.	Non-U.S.	U.S.	Non-U.S.

Projected benefit obligation	$1,593	$418	$—	$529
Accumulated benefit obligation	1,409	377	—	478
Fair value of plan assets	1,205	307	—	413
Non-Qualified Pension Plans
The following disclosures include the components of net periodic pension cost and other amounts recognized in Accumulated other comprehensive loss for both the U.S. and Canadian non-qualified pension plans:

(in millions)	2008	2007	2006

Components of net periodic pension expense:
Service cost	$2	$3	$2
Interest cost	9	9	9
Unrecognized prior service cost	—	—	1
Other amortization, net	3	3	4

Net periodic pension expense	$14	$15	$16

The following table sets forth the weighted average assumptions used in the calculation of net periodic pension expense:

Weighted-average assumptions used to determine net
expense for the period January 1, - December 31,	2008	2007	2006

Discount rate	6.19%	5.90%	5.70%
Rate of compensation increase	4.00%	4.00%	4.00%
The following table sets forth the weighted average assumptions used in the calculation of the PBO:

Weighted-average assumptions used to determine
benefit obligation for years ended December 31,	2008	2007

Discount rate	6.50%	6.20%
Rate of compensation increase	4.00%	4.00%

The following table reflects the change in our projected benefit obligation and fair value of plan assets based on the measurement date:

(in millions)	2008	2007

Change in pension benefit obligation:
Pension benefit obligation at beginning of year	$151	$155
Service cost, excluding expenses	2	3
Interest cost	9	9
Amendments	—	(1)
Actuarial loss (gain)	6	(3)
Benefits paid	(16)	(12)
Currency translation adjustment	(1)	—

Pension benefit obligation at end of year	$151	$151

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	16	12
Benefits paid	(16)	(12)

Fair value of plan assets at end of year	$—	$—

Funded status at end of year	$(151)	$(151)

Amounts recognized in the consolidated balance sheets:
Accrued liabilities	$(11)	$(11)
Employee benefits	(140)	(140)

Net amounts recognized	$(151)	$(151)

The changes in plan assets and benefit obligation that have been recognized in Accumulated Other Comprehensive Loss during 2008 for our non-qualified plans consist of the following:

(in millions)	2008	2007

Other changes in plan assets and benefit obligation recognized in Accumulated other comprehensive loss
Net actuarial loss (gain)	$6	$(3)
Recognized actuarial loss	(3)	(4)
Prior service credit	—	(1)

Total recognized in Accumulated other comprehensive loss, before tax	$3	$(8)

Amounts recognized in Accumulated Other Comprehensive Loss, before tax impact, as of December 31, 2008, include net unrecognized actuarial losses of $56 million and unrecognized prior service credit of $1 million. The estimated December 31, 2008, net actuarial loss that will be amortized from Accumulated Other Comprehensive Loss into net periodic pension expense over the next fiscal year is $4 million.
Non-qualified plan contributions, which reflect expected future service, are as follows:

(in millions)	Total

2009	$12
2010	12
2011	12
2012	12
2013	12
2014-2018	62
The ABO of the non-qualified plans is $144 million and $139 million as of December 31, 2008 and 2007, respectively.

Defined Contribution Plans
Employee Stock Ownership and Savings Plan
We have an employee stock ownership and savings plan (“the Savings Plan”) where eligible employees may contribute up to 50% of qualified before-tax pay and up to 19% of after-tax pay, subject to the annual limit set by the IRS. During 2006 and 2007, we matched the first 6% of the salary contributed at 60 cents on the dollar. As of January 1, 2008, we match 100% of the first 3% of salary contributed, and 50% of the next 3% of salary contributed. We provide for the Savings Plan matching contributions with common shares through a leveraged Employee Stock Ownership Plan (ESOP). We recorded compensation expense for the Savings Plan of $6 million annually in 2008, 2007 and 2006 for ESOP shares allocated to plan members. See Note 22 for more information on the Savings Plan.
Non-qualified Savings Plan
We have a non-qualified savings plan for eligible employees in the U.S. The purpose of the plan is to provide additional retirement savings benefits for employees above a certain level beyond the otherwise determined savings benefits provided by the Savings Plan. Each participant’s non-qualified savings plan contributions are notionally invested, based upon the participant’s instructions, in the same investment fund offerings as provided in the Savings Plan. We contribute a notional amount equal to 100% of the first 3% contributed, and 50% of the next 3% contributed by the participant. Our matching contributions are allocated to deferred stock units. At the time of distribution, each deferred stock unit is distributed as one share of Rohm and Haas Company common stock. Participants can also make an irrevocable election to convert restricted stock, which has not been granted, into Rohm and Haas Stock Units in the year prior to the year in which they are granted. We do not match these elections. Participants in the Long-term Performance Share Plan (“LTPSP”) (See Note 23) may defer their LTPSP payments into the Plan. We do not match these elections. We recorded expense of $2 million, $3 million, and $5 million in 2008, 2007 and 2006, respectively, for non-qualified savings plan.
Non-qualified Trust
We have a non-qualified trust, referred to as a “rabbi” trust, to fund benefit payments for both our non-qualified U.S. pension and savings plans. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as corporate assets and are classified as other non-current assets. Assets held in trust totaled $257 million and $76 million at December 31, 2008 and 2007, respectively. The increase in 2008 is due to a contribution of $200 million made during December 2008 in anticipation of our merger with The Dow Chemical Company, as required by the terms of our Rabbi Trust, prior to a change in control. Should the merger not be consummated the provisions of the Rabbi Trust allow for the return of the contribution at Rohm and Haas’ request.
Other Postretirement Benefits
The following disclosures include amounts for both the U.S. and significant non-U.S. postretirement plans:

(in millions)	2008	2007	2006

Components of net periodic postretirement cost:
Service cost	$4	$5	$5
Interest cost	25	26	25
Expected Return on Plan Assets	(2)	(2)	(1)
Net amortization	1	—	—

Net periodic postretirement cost	$28	$29	$29

The following table sets forth the discount rate used in the calculation of net periodic postretirement cost for the U.S. plans:

	2008	2007	2006

Weighted-average discount rate for annual expense:	6.10%	5.90%	5.60%

Different discount rates are used for non-U.S. plans, which account for approximately 17% of the total benefit obligation as of December 31, 2008.
The following table reflects the change in the postretirement benefit obligation and the plans’ funded status based on the measurement date:

(in millions)	2008	2007

Change in postretirement benefit obligation:
Benefit obligation at beginning of year	$441	$458
Service cost	4	5
Interest cost	25	26
Contributions	19	15
Actuarial gain	(6)	(18)
Medicare Part D payments received	7	3
Benefits paid	(58)	(60)
Foreign currency translation adjustment	(15)	12

Benefit obligation at end of year	$417	$441

Change in plan assets:
Fair value of plan assets at beginning of year	28	25
Actual (loss) return on plan assets	(8)	3
Employer contribution	33	42
Participant contributions	18	15
Benefits paid (net of Medicare Part D subsidy)	(51)	(57)

Fair value of plan assets at end of year	$20	$28

Funded status at end of year	$(397)	$(413)

Amounts recognized in the consolidated balance sheets:
Accrued liabilities	$(23)	$(11)
Employee benefits	(374)	(402)

Net amounts recognized	$(397)	$(413)

Plan assets for the U.S. postretirement benefit plan primarily consist of debt and equity securities.
The changes in plan assets and benefit obligation that have been recognized in Accumulated other comprehensive loss during 2008 and 2007 for our postretirement benefit plans consist of the following:

(in millions)	2008	2007

Other changes in plan assets and benefit obligation recognized in Accumulated other comprehensive loss
Net actuarial loss (gain)	$4	$(18)
Recognized actuarial loss	(2)	(2)
Recognized prior service credit	1	2

Total recognized in Accumulated other comprehensive loss, before tax	$3	$(18)

The components recognized in Accumulated other comprehensive loss, prior to adjustment for taxes, as of December 31, 2008 include:

(in millions)	2008	2007

Amounts recognized in Accumulated other comprehensive loss, before tax:
Net actuarial loss	$22	$20
Prior service credit	(6)	(7)

Total	$16	$13

The December 31, 2008 estimated net actuarial loss and prior service credit that will be amortized from Accumulated other comprehensive loss into net periodic postretirement cost over the next fiscal year are each $1 million.
The following table sets forth the weighted average discount rate used in the calculation of the U.S. postretirement benefit obligation:

	2008	2007	2006

Weighted-average discount rate for year-end APBO:	6.50%	6.10%	5.90%
The U.S. plan generally limits our per-capita cost of benefits to double the 1992 cost. Different cost limits apply to some groups of participants, and there are some retirees to whom the limits do not apply. The limits greatly reduce the impact of health care cost trend rates on the benefit obligation and expense.
We receive a federal subsidy under the Medicare Prescription Drug Improvement and Modernization Act of 2003 as our postretirement benefit plan provides a benefit that is at least actuarially equivalent to the prescription drug benefit under Medicare Part D.
Projected benefit payments for our U.S. and non-U.S. plans, which reflect expected future service are as follows:

		Estimated
	Benefit payments	amount of
	before Medicare	Medicare Part D	Net benefit
(in millions)	Part D subsidy	subsidy	payments

2009	$44	$4	$40
2010	43	4	39
2011	43	5	38
2012	42	5	37
2013	41	5	36
2014-2018	194	27	167
Note 10: Employee Benefits

(in millions)	2008	2007

Postretirement health care and life insurance benefits	$374	$402
Supplemental pension plan	140	140
Long-term disability benefit costs	45	43
Pension liabilities	521	117
Other	58	58

Total	$1,138	$760

See Note 9 for more information on pension and postretirement health care benefits.

Note 11: Restricted Cash
Restricted cash in 2007 of $3 million represents investments in cash equivalents through a trust designed to meet financial assurance requirements of U.S., state and local environmental agencies with respect to plant operations. In 2008, these financial assurances were provided through letters of credit. These requirements are based on an annual assessment of our net worth.
Note 12: Receivable, net

(in millions)	2008	2007

Customers	$1,360	$1,610
Value added tax	106	160
Affiliates	6	24
Employees	9	7
Other	101	111

Receivables, gross	$1,582	$1,912
Less: allowance for doubtful accounts	44	36

Total	$1,538	$1,876

Value added tax recorded in receivables, net, is reclaimable from the governmental jurisdictions. Employee receivables are primarily comprised of relocation and education reimbursements for our employees.
Note 13: Inventories
Inventories consist of the following:

(in millions)	2008	2007

Finished products	$565	$479
Work in process	325	345
Raw materials	157	151
Supplies	52	49

Total	$1,099	$1,024

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) inventory method for domestic inventories, which approximates 35% and 39% of the total inventory balance at December 31, 2008 and 2007, respectively. The remainder is determined by the first-in, first-out (FIFO) method. The excess of replacement cost over the value of inventories based upon the LIFO method was $147 million and $170 million at December 31, 2008 and 2007, respectively. Liquidation of LIFO layers resulted in an immaterial net decrease to cost of goods sold in 2008 and 2006. The 2007 liquidation of LIFO layers resulted in a decrease to cost of goods sold of $9 million.
Note 14: Prepaid Expenses and Other Current Assets

(in millions)	2008	2007

Deferred tax assets	$217	$136
Prepaid expenses	94	78
Income tax receivable	31	—
Other current assets	44	44

Total	$386	$258

Note 15: Land Buildings and Equipment, net

			Estimated
(in millions)	2008	2007	Life

Land	$154	$146
Buildings and improvements	1,863	1,855	10-50
Machinery and equipment	6,278	6,155	3-20
Capitalized interest	367	352	11
Construction in progress	231	271

Land, buildings, and equipment, gross	8,893	8,779
Less: Accumulated depreciation	6,040	5,908

Total	$2,853	$2,871

In 2008, 2007 and 2006, respectively, interest costs of $15 million, $12 million and $11 million were capitalized. Amortization of such capitalized costs included in depreciation expense was $14 million in 2008, 2007 and 2006, respectively.
Depreciation expense was $467 million, $412 million and $403 million in 2008, 2007 and 2006, respectively.
Note 16: Goodwill and Other Intangible Assets, net
Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007, by business segment, are as follows:

					Packaging
			Electronic	Paint and	and		Specialty	Performance
2008	Electronic	Display	Materials	Coatings	Building	Primary	Materials	Materials
(in millions)	Technologies	Technologies	Group	Materials	Materials	Materials	Group	Group	Salt	Total

Balance as of January 1, 2007(1)	$368	$—	$368	$63	$517	$29	$609	$241	$323	$1,541
Goodwill related to acquisitions(2)	6	95	101	—	—	—	—	—	—	101
Currency effects and other (3 & 4)	—	(1)	(1)	3	10	—	13	10	4	26

Balance as of December 31, 2007	$374	$94	$468	$66	$527	$29	$622	$251	$327	$1,668
Goodwill related to acquisitions (2)	1	28	29	23	—	—	23	—	—	52
Currency effects and other (4&5)	(1)	(30)	(31)	(5)	(12)	—	(17)	(2)	(4)	(54)

Balance as of December 31, 2008	$374	$92	$466	$84	$515	$29	$628	$249	$323	$1,666

Notes:

(1)	Certain prior year balances have been reclassified to conform to the current year presentation.

(2)	Goodwill related to acquisitions is due to the following: $1 million and $6 million, 2008 and 2007, respectively, Electronic Technologies — buyback of additional shares of CMPT; $28 million and $95 million, respectively, Display Technologies- the 2008 acquisition of Gracel Display, Inc., and the 2007 acquisition of our controlling interest in SKC Haas Display Film Co. Ltd.; and $23 million, Paint and Coatings Materials — related to the 2008 acquisition of FINNDISP.

(3)	Goodwill related to divestitures is due to the following: $4 million-Performance Materials-related to the 2007 sale of Floralife®, Inc.

(4)	Certain goodwill amounts are denominated in foreign currencies and are translated using the appropriate U.S. dollar exchange rate.

(5)	Relates to adjustments to opening balance sheet liabilities due to the favorable resolution of tax audits resulting in the reduction of tax reserves and valuation allowances.
Intangible Assets
SFAS No. 142 established two broad categories of intangible assets: finite-lived intangible assets, which are subject to amortization; and indefinite-lived intangible assets, which are not subject to amortization.
The following table provides information regarding our intangible assets:
Gross Asset Value

	Finite Lived				Indefinite Lived
				Patents,
	Developed	Customer		Licenses &
(in millions)	Technology	Lists	Tradename	Other	Strategic	Tradename	Total

Balance as of January 1, 2007	$398	$881	$141	$172	$75	$329	$1,996

Currency(1)	8	26	3	—	9	7	53
Acquisitions(2)	14	16	—	1	—	—	31
Divestures(3)	(2)	(12)	(2)	(1)	—	(1)	(18)

Balance as of December 31, 2007	$418	$911	$142	$172	$84	$335	$2,062

Currency(1)	(7)	(31)	—	1	(12)	(9)	(58)
Acquisitions(2)	1	21	11	2	—	2	37
Divestures(3)	—	—	—	(1)	—	—	(1)

Balance as of December 31, 2008	$412	$901	$153	$174	$72	$328	$2,040

Accumulated Amortization

	Finite Lived				Indefinite Lived
				Patents,
	Developed	Customer		Licenses &
(in millions)	Technology	Lists	Tradename	Other	Strategic	Tradename	Total

Balance as of January 1, 2007	$(176)	$(175)	$(28)	$(104)	$(5)	$(21)	$(509)

Additions	(25)	(19)	(7)	(6)	—	—	(57)
Currency(1)	(3)	(7)	(1)	—	—	—	(11)
Divestures(3)	1	3	3	—	—	—	7

Balance as of December 31, 2007	$(203)	$(198)	$(33)	$(110)	$(5)	$(21)	$(570)

Additions	(26)	(23)	(9)	(5)	—	—	(63)
Currency(1)	2	5	1	—	1	1	10
Divestures(3)	—	—	—	1	—	—	1

Balance as of December 31, 2008	$(227)	$(216)	$(41)	$(114)	$(4)	$(20)	$(622)

Net Book Value	$185	$685	$112	$60	$68	$308	$1,418

Notes:

(1)	Certain intangible assets are denominated in foreign currencies and are translated using the appropriate U.S. dollar exchange rate.

(2)	In 2008, finite-lived intangible assets increased by $14 million as a result of our acquisition of the FINNDISP division of OY Forcit AB, $5 million as a result of the acquisition of Gracel Display, Inc., both in April 2008. In addition, $4 million of finite-lived Customer Lists were acquired in relation to our Performance Materials Group and $14 million as a result of the acquisition of the Season-All® brand seasoned salt product line from McCormick & Company. In 2007, finite-lived intangible assets increased by $9 million as a result of our acquisition of the Kodak Light Management Films technology business, and $22 million as a result of our controlling interesting in SKC Haas Display Film Co. Ltd.

(3)	Divestitures resulted from exiting select business lines relating to the Packaging and Finishing Technologies business at our Blacksburg, VA plant.
Certain of our intangible assets are denominated in foreign currencies and are translated using the appropriate U.S. dollar exchange rate. For the year ended December 31, 2008, the currency translation adjustment reduced the recorded gross carrying amount and accumulated amortization by $58 million and $10 million, respectively.
Amortization expense for finite-lived intangible assets was $63 million, $57 million and $56 million for the years ended December 31, 2008, 2007 and 2006, respectively. Amortization expense is estimated to be approximately $63 million for the full year 2009, 2010 and 2011, respectively, and $57 million and $56 million for 2012 and 2013, respectively.
Annual SFAS No. 142 Impairment Review
In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to perform, at a reporting unit level, an annual impairment review of goodwill and indefinite-lived intangible assets, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For purposes of this review, we primarily utilize discounted cash flow analyses for estimating the fair value of the reporting units. We completed our annual recoverability review as of May 31, 2008 and 2007, and determined that goodwill and indefinite-lived intangible assets were fully recoverable as of these dates. In light of the current global recession, we will continue to monitor cash flows and other factors that may trigger a future impairment. If economic conditions continue to deteriorate, it may result in a decline in our estimated future cash flows. A material decline in the estimated future cash flows of our reporting units or significant increases in the WACC rate could result in the fair value falling below the book value of its net assets. This could result in a material impairment charge.
SFAS No. 144 Impairment Review
Finite-lived intangible assets are amortized over their estimated useful lives and are reviewed for impairment whenever changes in circumstances indicate the carrying value may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
Note 17: Other Assets

(in millions)	2008	2007

Prepaid pension cost (see Note 9)	$8	$183
Rabbi trust assets (see Note 9)	257	76
Insurance receivables	28	28
Deferred tax assets (see Note 7)	71	83
Other employee benefit assets	17	17
Fair market value of interest rate swaps (see Note 6)	—	7
Lease deposits	34	34
Other non-current assets	23	27

Total	$438	$455

Note 18: Borrowings
Short-Term Obligations

(in millions)	2008	2007

Other short-term borrowings	$139	$150
Current portion of long-term debt	38	8

Total	$177	$158

Generally, our short-term borrowings consist of bank loans and commercial paper with an original maturity of twelve months or less. As of December 31, 2008, we had uncommitted credit arrangements with financial institutions to provide local credit facilities to our foreign subsidiaries for working capital needs. At December 31, 2008 and 2007, $114 million and $82 million, respectively, were outstanding under such arrangements.
At December 31, 2008, we had no commercial paper outstanding.

The weighted-average interest rate of short-term borrowings was 6.1% and 6.3% at December 31, 2008 and 2007, respectively.
In November 2003 and September 2004, we entered into three-year receivables securitization agreements under which two of our operating subsidiaries in Japan sell a defined pool of trade accounts receivable without recourse to an unrelated third party financier who purchases and receives ownership interest and the risk of credit loss in those receivables. These agreements renew on an evergreen basis for the additional term of one year after the initial term expires. The transfers qualify for sales treatment under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The utilized balance under the receivables securitization agreements was $20 million and $17 million at December 31, 2008 and 2007, respectively, and is not included in debt nor as receivables on the Consolidated Balance Sheet. Amounts sold related to these agreements totaled $72 million and $63 million in 2008 and 2007, respectively. The maximum availability under these agreements is $39 million. We continue to retain collection and administrative responsibilities in the receivables. When the third party financier sells the receivables, the associated discount is accounted for as a loss on the sale of receivables and has been included in other expense in the Consolidated Statements of Operations. This discount was immaterial in 2008, 2007 and 2006. Due to the short-term nature of the non-interest bearing receivables sold, changes to the key assumptions would not materially impact the recorded loss on the sale of receivables.
Long-Term Debt and Other Financing Arrangements
The following table illustrates the carrying value of long-term debt included in the Consolidated Balance Sheets at December 31, 2008 and 2007.

(in millions)	Currency	Maturities	2008	2007

TIBOR1 plus 0.45% notes	Japanese Yen	2009	$30	$24
1.57% notes	Japanese Yen	2012	4	4
1.57% notes	Japanese Yen	2012	11	9
1.54% notes	Japanese Yen	2012	77	62
3.50% notes	Euro	2012	348	353
5.60% notes	U.S. Dollar	2013	250	250
4.50% notes	Euro	2014	247	257
6.00% notes	U.S. Dollar	2017	850	850
9.75% debentures	U.S. Dollar	2020	145	145
9.80% debentures	U.S. Dollar	2020	77	84
7.85% notes	U.S. Dollar	2029	882	882
3.50% notes	Japanese Yen	2032	221	177
Fair market value adjustments			83	22
Other			23	28

Total debt			3,248	3,147
Less: current portion			38	8

Total long-term debt			$3,210	$3,139

[1]	Six-month Tokyo Interbank Offered Rate
In November 2007, we issued 400 million of Japanese Yen-denominated variable rate notes (approximately $15 million at December 31, 2008) due in November 2012. The interest rate is 1.57% and payments are due semi-annually.
In November 2007, we issued 7 billion of Japanese Yen-denominated variable rate notes (approximately $77 million at December 31, 2008) due in December 2012. The interest rate is 1.54% and payments are due semi-annually.
In September 2007, we issued $250 million of 5.60% notes at 99.985% of par due in March 2013 and $850 million of 6.00% notes at 99.487% of par due in September 2017 (the Notes). The Notes represent unsecured and unsubordinated obligations of Rohm and Haas Company which are not subject to any sinking fund requirement and include a redemption provision which allows us to retire the Notes at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the note holders are not penalized by the early redemption. Interest on the notes is payable semi-annually in March and September, commencing in March 2008. In the event of a change of control repurchase event as defined in the terms of the Notes, we may be required to offer to purchase the Notes from holders at a purchase price equal to 101% of their principal amount, plus accrued interest. The merger with The Dow Chemical

Company would constitute a change in control for this purpose and the bondholder rights to put the debt back to us would be triggered if the transaction caused the above-mentioned downgrades within a 60-day period as defined. The terms of the Notes limit us from entering into certain mortgage and certain sale and leaseback transactions. As of December 31, 2008, the unamortized Debt discount of $4 million and related unamortized issuance costs of $4 million, included in the Other category in the table above, will be amortized to interest expense over the remaining life of the Notes.
In September 2007, we entered into interest rate swap agreements totaling $250 million to swap the fixed rate components of the $250 million notes due in March 2013 to a floating rate based on six-month LIBOR. In the second quarter of 2008, we entered into interest rate swap agreements totaling $850 million to swap the fixed rate component of the $850 million 10-year fixed rate notes due in June 2017, to a floating rate based on three and six month LIBOR. In November 2008, we terminated the total $1.1 billion of these interest rate swap contracts. The $69 million gain received from the termination of the interest rate swap contracts is being amortized as a reduction to interest expense over the remaining 5 and 9 year respective lives of the notes. As of December 31, 2008, the unamortized balance included in long-term debt is a $68 million gain which is included in the fair market value adjustments category in the table above.
In March of 2007, we issued €175 million of 4.50% Private Placement Senior Notes due March 9, 2014, with interest payable semi-annually in March and September at a rate of 4.50% annually. This Private Placement indenture contains a financial covenant which requires us to generate trailing four-quarter earnings before interest, taxes, depreciation, amortization, excluding extraordinary items of at least 3.0 times interest on debt (both expensed and capitalized). By comparison, our 2008 coverage was just above 8 times, substantially above the covenant requirement and we forecast being able to maintain performance well above the covenant threshold for the foreseeable future.
The 3.50% Japanese Yen notes issued in February 2002 are callable annually after March 2012.
The 9.75% debentures due in 2020, previously issued by Morton International, Inc., are credit-sensitive unsecured obligations (Debentures). The coupon interest rate on the Debentures is subject to adjustment upon changes in the debt rating of the Debentures as determined by Standard and Poor’s Corporation or Moody’s Investors Service. Upon acquiring Morton International, Inc., we recorded a fair market value adjustment on the Debentures, which is being amortized ratably over the remaining life of the Debentures. The remaining amount of this adjustment amounted to $15 million in 2008 and $16 million in 2007. These debentures are guaranteed by Rohm and Haas Company.
Our 9.80% debentures due in 2020 also have change in control provisions that allow the bondholders to redeem the debt at 100% of fair value.
We have a revolving credit facility of $750 million, which expires December 2012, that is maintained for general corporate purposes including support for any future issuance of commercial paper. The commitment was unused at December 31, 2008 and 2007. No compensating balance is required for this revolving credit agreement. Our revolving credit and other loan agreements require that earnings before interest, taxes, depreciation and amortization, excluding certain items, exceed 3.5 times consolidated interest expense on a rolling four-quarter basis. By comparison, our 2008 coverage was just above 7 times, substantially above the covenant requirement and we forecast being able to maintain performance well above the covenant threshold for the foreseeable future. There are no restrictions on the payment of dividends.
At December 31, 2008, we had outstanding letters of credit totaling approximately $101 million issued primarily in support of self-insurance, environmental and tax-related activities. There were no drawdowns under these letters of credit.
The aggregate amount of long-term debt maturing in each of the next five years is $38 million in 2009, zero in 2010, zero in 2011, $431 million in 2012 and $250 million in 2013. As some of the debt is denominated in foreign currencies, the actual value of these debt maturities will fluctuate with changes in foreign exchange rates.
During 2008, 2007 and 2006, we made interest payments, net of capitalized interest, of $165 million, $117 million, and $109 million, respectively.

Note 19: Accrued Liabilities

(in millions)	2008	2007

Salaries and wages	$162	$181
Interest	63	65
Sales incentive programs and other selling accruals	63	57
Taxes, other than income taxes	60	57
Employee benefits	85	70
Derivative instruments	25	67
Reserve for restructuring (see Note 3)	146	15
Deferred revenue on supply contracts	10	8
Insurance and legal contingencies	9	6
Capital Spending	10	37
Marketing and sales promotion	14	16
Reserve for environmental remediation (see Note 26)	47	48
Other	165	161

Total	$859	$788

Note 20: Other Liabilities

(in millions)	2008	2007

Reserves for environmental remediation (see Note 26)	$113	$102
Deferred revenue on supply contracts	47	36
Legal contingencies	38	40
Asset retirement obligations	18	19
Taxes	40	83
Other	34	38

Total	$290	$312

Our asset retirement obligations are primarily associated with the following: 1) the capping of certain brine and gas wells used by our Salt segment for the production of various products; and 2) the contractual requirement to remove or dismantle certain leasehold improvements at the end of the lease term.

Asset Retirement
(in millions)	Obligations

Balance as of December 31, 2005	$14
Liabilities settled	(1)
Accretion expense	1
Currency effects	1
Revisions in estimated cash flows	—

Balance as of December 31, 2006	$15

Additions	1
Liabilities settled	—
Accretion expense	1
Currency effects	2
Revisions in estimated cash flows	—

Balance as of December 31, 2007	$19

Liabilities settled	—
Accretion expense	1
Currency effects	(2)
Revisions in estimated cash flows	—

Balance as of December 31, 2008	$18

The liability for certain asset retirement obligations cannot currently be measured as the retirement dates are not yet determinable. We will recognize the liability when sufficient information exists to estimate a range of potential dates.
Note 21: Earnings Per Share
The reconciliation from basic to diluted earnings per share from continuing operations is as follows:

	2008		2007		2006
(in millions, except per share amounts)	Diluted	Basic	Diluted	Basic	Diluted	Basic

Consolidated Earnings from continuing operations	$480	$480	$660	$660	$755	$755
Earnings (loss) from discontinued operation	2	2	1	1	(20)	(20)

Net earnings	$482	$482	$661	$661	$735	$735

Average Equivalent Shares Common stock outstanding	193.6	193.6	207.8	207.8	218.9	218.9
Employee compensation-related shares, including stock options(1)	2.9	—	3.2	—	2.3	—

Total average equivalent shares	196.5	193.6	211.0	207.8	221.2	218.9

Per-Share Amounts Earnings from continuing operations	$2.44	$2.48	$3.12	$3.17	$3.41	$3.45
Earnings (loss) from discontinued operation	0.01	0.01	0.01	0.01	(0.09)	(0.09)

Net earnings per share	$2.45	$2.49	$3.13	$3.18	$3.32	$3.36

Note:

(1)	There were approximately 0.7 million shares in 2006, attributable to stock options that were excluded from the calculation of diluted earnings per share as the exercise price of the stock options was greater than the average market price.
Note 22: Stockholders’ Equity
We have an employee stock ownership and savings plan (“the Savings Plan”) where eligible employees may contribute up to 50% of qualified before-tax pay and up to 19% of after-tax pay, subject to the annual limit set by the IRS. During 2006 and 2007, we matched the first 6% of the salary contributed at 60 cents on the dollar. As of January 1, 2008, we match 100% of the first 3% of salary contributed, and 50% of the next 3% of salary contributed. We provide for the Savings Plan matching contributions with common shares through a leveraged Employee Stock Ownership Plan (ESOP). We have elected to continue to account for the Savings Plan based on AICPA Statement of Position 76-3, “Accounting Practices for Certain Employee Stock Ownership Plans” as permitted by AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.”
The ESOP purchased 18.9 million shares (split adjusted) of our common stock in 1990. The 18.9 million shares will decline over the 30-year life of the ESOP as shares are allocated to employee savings plan member accounts. We financed this purchase by borrowing $150 million at a 9.8% rate for 30 years, plus funds from other sources, which were loaned to the ESOP trust with payments guaranteed by us. The remaining balance of the guarantee as of December 31, 2008 is $134 million. The ESOP trust funds annual loan payments of $20 million, which include principal and interest, from interest earnings on cash balances and common dividends on shares not yet allocated to participants, common dividends on certain allocated shares and company cash contributions. Interest expense recorded by the ESOP trust related to annual loan payments totaled $14 million, $14 million and $15 million in 2008, 2007 and 2006, respectively.
Dividends paid on ESOP shares used as a source of funds for the ESOP financing obligation were $19 million, $19 million and $18 million, in 2008, 2007 and 2006, respectively. These dividends were recorded net of the related U.S. tax benefits. We contributed cash of $1 million, $1 million and $2 million in 2008, 2007 and 2006, respectively. The number of ESOP shares not allocated to plan members at December 31, 2008, 2007 and 2006 were 7.3 million, 8.0 million and 8.6 million, respectively. All shares not allocated to plan members are considered outstanding for purposes of computing basic and diluted EPS under AICPA Statement of Position 76-3.
We recorded compensation expense for the Savings Plan of $6 million annually in 2008, 2007 and 2006 for ESOP shares allocated to plan members. We expect to record annual compensation expense of approximately this amount over the next 12 years as the remaining $452 million of ESOP shares are allocated to plan members. The allocation of shares from the ESOP is expected to fund a substantial portion of our future obligation to match employees’ savings plan contributions as the market price of Rohm and Haas stock appreciates. However, if the stock price does not appreciate, we would need to make additional contributions.
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
1999 Stock Plan
Under this plan, as amended in 2001 and 2004, we may grant as options or restricted stock up to 29 million shares of common stock with no more than 3 million of these shares granted to any employee as options over a five-year period. No more than 50% of the shares in this plan can be issued as restricted stock, which generally vest either over five years, or one third after three years and one third each in years four and five. Awards under this plan may be granted to our employees and directors. Options granted under this plan in 2008, 2007 and 2006 were granted at the fair market value on the date of grant and generally vest over three years expiring within 10 years of the grant date. As of December 31, 2008, approximately 13 million shares were issuable under this plan.
Non-Employee Directors’ Stock Plans of 1997 and 20059
Under the 1997 Non-Employee Directors’ Stock Plan, directors receive half of their annual retainer in deferred stock. Each share of deferred stock represents the right to receive one share of our common stock upon leaving the board. Directors may also elect to defer all or part of their cash compensation into deferred stock. Annual compensation expense is recorded equal to the number of deferred stock shares awarded multiplied by the market value of our common stock on the date of award. Additionally, directors receive dividend equivalents on each share of deferred stock, payable in deferred stock, equal to the dividend paid on a share of common stock. As a result of provisions of the “American Jobs Creation Act of 2004,” enacted in November 2004, we replaced the Non-Employee Directors’ Stock Plan of 1997 with a new plan which was approved by the stockholders at the May 2005 Annual Meeting of Stockholders. The new plan has the provisions required by this legislation but otherwise has the same terms as the old plan.
Rohm and Haas Company Non-Qualified Savings Plan
We have a non-qualified savings plan for eligible employees in the U.S. The purpose of the plan is to provide additional retirement savings benefits for employees above a certain level beyond the otherwise determined savings benefits provided by the Savings Plan. See Note 22 for more information on the Savings plan. Each participant’s non-qualified savings plan contributions are notionally invested, based upon the participant’s instructions, in the same investment fund offerings as provided in the Savings Plan. We contributed a notional amount equal to 100% of the first 3% contributed, and 50% of the next 3% contributed by the participant. Our matching contributions are allocated to deferred stock units. At the time of distribution, each deferred stock unit is distributed as one share of Rohm and Haas Company common stock. Participants can also make an irrevocable election to convert restricted stock, which has not been granted, into Rohm and Haas Stock Units in the year prior to the year in which they are granted. We do not match these elections. Participants in the Long-term Performance Share Plan (“LTPSP”) (See below) may defer their LTPSP payments into the Plan. We do not match these elections. We recorded expense of $2 million, $3 million, and $5 million in 2008, 2007 and 2006, respectively, for non-qualified savings plan.
Share-Based Compensation Overview
The majority of our share-based compensation is granted in the form of restricted stock and restricted stock units (“restricted stock”), and non-qualified stock options. For the years ended December 31, 2008, 2007 and 2006, we recognized approximately $49 million, $49 million and $48 million, respectively, of pre-tax expense related to share-based compensation, and a related income tax benefit of $17 million, $17 million and $16 million, respectively. Approximately $8 million, $8 million and $11 million of the total expense was related to liability awards for the years ended December 31, 2008, 2007 and 2006, respectively. Approximately $6 million, $7 million, and $5 million in share-based liabilities were actually paid as of December 31, 2008, 2007, and 2006, respectively.
Of the total expense recorded in 2008, approximately $33 million was a component of selling and administrative expense, $10 million was a component of cost of sales, and $6 million was a component of research and development. The amount of compensation cost capitalized was not material.
Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment.” SFAS No. 123R, which is a revision of FASB Statement No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values. Because we adopted the fair value method of recording share-based compensation as defined in SFAS No. 123 on January 1, 2003, all options granted prior to January 1, 2003 were fully vested as of January 1, 2006. Therefore, the adoption of SFAS No. 123R did not materially impact our consolidated results of operations. However, we are required to comply with the following provisions of SFAS No. 123R, which also did not materially impact our consolidated results:
•	Forfeiture rate – SFAS No. 123R requires the recognition of expense only for awards that will eventually vest. The provision requires pre-vesting forfeitures to be estimated at the time of grant and modified, if necessary, if actual forfeitures differ from estimated forfeitures. Our forfeiture rates are based upon historical share-based compensation cancellations. The estimated forfeiture rates resulted in an immaterial adjustment to current unvested awards.

•	Tax benefits – SFAS No. 123R requires tax benefits resulting from share-based compensation in excess of compensation cost recognized to be classified as financing cash flows in the Consolidated Statements of Cash Flows.

•	Tax windfall pool – SFAS No. 123R requires companies to calculate a cumulative pool of tax windfalls, offset by tax shortfalls, using historical data from the original implementation date of SFAS No. 123. We have calculated a tax windfall pool as of December 31, 2008; therefore, any future tax shortfalls related to share-based compensation should be charged against additional paid-in capital up to the amount of our windfall pool.

Stock Options
Our stock options generally vest over three years, with one-third vesting each year. We recognize expense for our stock options using the straight-line method over the requisite service period. Our options generally expire ten years after the grant date. The total value of compensation expense for stock options is equal to the fair value of the award on the grant date. We calculate the fair value of stock options utilizing the Black-Scholes option-pricing model. For the years ended December 31, 2008, 2007 and 2006, we recognized approximately $5 million, $6 million and $8 million, respectively, of pre-tax compensation expense in the Consolidated Statements of Operations for stock options, and a related income tax benefit of $2 million in each of the three years.
A summary of our stock options as of December 31, 2008, is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic
	(000’s)	Exercise Price	Term	Value (000’s)

Outstanding at January 1, 2006	8,424	$36.73
Granted	791	50.37
Forfeited	(97)	47.65
Exercised	(2,205)	34.16

Outstanding at December 31, 2006	6,913	$38.96
Granted	448	52.72
Forfeited	(33)	44.60
Exercised	(1,283)	35.74

Outstanding at December 31, 2007	6,045	$40.63
Granted	445	54.38
Forfeited	(85)	50.31
Exercised	(2,621)	39.37		$87,123

Outstanding at December 31, 2008	3,784	$42.90	5.07	$71,471

Options exercisable at December 31, 2008	2,928	$39.96	4.09	$63,921
As of December 31, 2008, 2007 and 2006, the weighted average per share fair value of options granted was $9.47, $10.13 and $12.73, respectively.
As of December 31, 2008, there was $5 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 1.1 years.
The Black-Scholes option-pricing model was used to estimate the fair value for each grant made under the Rohm and Haas plan during the year. The following are the weighted-average assumptions used for all shares granted in the years indicated:

	2008	2007	2006

Volatility	20.83	22.10	28.83
Risk-free interest rate	2.86%	4.47%	4.67%
Dividend yield	2.71%	3.50%	3.26%
Expected life (in years)	6	6	6
•	The volatility rate is based upon the historical stock price over the expected life of the option.

•	The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the option.

•	The dividend yield rate was based upon historical information as well as estimated future dividend payouts.

•	The expected life is based upon the “simplified” method, which is defined in Staff Accounting Bulletin No. 107.

Restricted Stock
Our restricted stock primarily vests either over five years or one third after three years and one third each in years four and five. We recognize expense for our restricted stock using the straight-line method over the requisite service period. For retirement eligible participants, expense is recognized using the straight-line method over the period from the date of the grant until the participant becomes retirement eligible. The total value of compensation expense for restricted stock is equal to the average of the high and low price of Rohm and Haas Company shares on the date of grant. Total pre-tax compensation expense recognized in the Consolidated Statements of Operations for restricted stock was $24 million, $30 million and $26 million in the years ended December 31, 2008, 2007 and 2006, respectively.
A summary of our restricted stock as of December 31, 2008, is presented below:

		Weighted-
		Average Fair	Aggregate
		Value Per	Intrinsic Value
	Shares (000’s)	Share	(000’s)

Nonvested at January 1, 2006	2,199	$37.25
Granted	614	50.16
Forfeited	(130)	40.24
Vested	(133)	36.82

Nonvested at December 31, 2006	2,550	$40.23
Granted	692	52.73
Forfeited	(148)	43.05
Vested	(166)	39.50

Nonvested at December 31, 2007	2,928	$43.14
Granted	526	52.78
Forfeited	(109)	46.79
Vested	(912)	36.83	$20,279

Nonvested at December 31, 2008	2,433	$48.35

As of December 31, 2008, there was $46 million of unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 1.9 years.
Long-term Performance Share Plan (“LTPSP”)
We grant executives share-based liability awards (amounts settled in cash) and equity awards whose vesting is contingent upon meeting various performance goals, including return on net assets and our company stock performance against peers. We calculate the fair value of the market-based component of the equity award using a lattice model. Shares related to our long-term incentive plan vest over a period of 3 years. Total pre-tax compensation expense recognized in the Consolidated Statements of Operations for our LTPSP was $20 million, $13 million and $14 million for the years ended December 31, 2008, 2007 and 2006, respectively.
As of December 31, 2008, there was $18 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under our performance plan; that cost is expected to be recognized over a period of approximately 1.7 years.
Note 24: Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

(in millions)	2008	2007	2006

Cumulative translation adjustments	$(77)	$27	$10
Unrecognized losses and prior service cost, net, on pension and postretirement obligations	(614)	(209)	(330)
Net gain (loss) on derivative instruments	4	—	4

Accumulated other comprehensive loss	$(687)	$(182)	$(316)

Note 25: Leases
We lease certain properties and equipment used in our operations, primarily under operating leases. Most lease agreements require minimum lease payments plus a contingent rental based upon equipment usage and escalation factors. Total net rental expense incurred under operating leases amounted to $86 million, $90 million and $81 million in 2008, 2007 and 2006, respectively.
Total future minimum lease payments under the terms of non-cancelable operating leases are as follows:

Future
Minimum Lease
(in millions)	Payments

2009	$67
2010	57
2011	47
2012	34
2013	30
Note 26: Contingent Liabilities, Guarantees and Commitments
Litigation Against The Dow Chemical Company
We entered into an Agreement and Plan of Merger with The Dow Chemical Company and its subsidiary Ramses Acquisition Corp. (Dow) on July 10, 2008. On January 26, 2009, we filed suit in the Delaware Court of Chancery against Dow alleging that, even though all conditions to Dow’s obligation to close the merger have been satisfied, Dow, in breach of its obligations under the Merger Agreement, has refused to consummate the transaction. The suit seeks an order of specific performance requiring Dow to close the merger immediately. A trial date has been set for March 9, 2009.
Environmental Matters
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

(in millions)	Balance

December 31, 2006	$141
Amounts charged to earnings	37
Amounts spent	(28)

December 31, 2007	$150
Amounts charged to earnings	45
Amounts spent	(35)

December 31, 2008	$160

In addition to accrued environmental liabilities, there are costs which have not met the definition of probable, and accordingly, are not recorded in the Consolidated Balance Sheets. Estimates for liabilities to be incurred between 11 to 30 years in the future are considered only reasonably possible because the chance of a future event occurring is more than remote but less than probable. These loss contingencies are monitored regularly for a change in fact or circumstance that would require an accrual adjustment. We have identified reasonably possible loss contingencies related to environmental matters of approximately $138 million and $124 million at December 31, 2008 and December 31, 2007, respectively.
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
➢ Wood-Ridge/Berry’s Creek
The Wood-Ridge, New Jersey site (“Site”), and Berry’s Creek, which runs past this Site, are areas of environmental significance to the Company. The Site is the location of a former mercury processing plant acquired many years ago by a company later acquired by Morton International, Inc. (“Morton”). Morton and Velsicol Chemical Corporation (“Velsicol”) have been held jointly and severally liable for the cost of remediation of the Site. The New Jersey Department of Environmental Protection (“NJDEP”) issued the Record of Decision documenting the clean-up requirements for the manufacturing site in October 2006. The Company entered into an agreement to perform the work in October 2008. The trust created by Velsicol will bear a portion of the cost of remediation, consistent with the bankruptcy trust agreement that established the trust. In addition, an unsuccessful two day mediation session was conducted in July 2008 with approximately one dozen non-settling parties, including companies whose materials were processed at the manufacturing site, to resolve their share of the liability for a portion of the remediation costs. We are in continued discussions with these parties under an agreement tolling the deadlines for filing cost-recovery litigation. Our ultimate exposure at the Site will depend on clean-up costs and on the level of contribution from other parties.
In May 2008, Morton and nearly 100 other potentially responsible parties (“PRPs”) entered into an agreement to perform a Remedial Investigation and Feasibility Study for the Berry’s Creek Study Area; this study will examine risks posed by contamination in Berry’s Creek and the surrounding wetlands. Through its technical consultants, the group submitted a work plan for the study in September 2008, and is in the process of addressing agency comments. The schedule calls for field sampling beginning in the spring of 2009. The proposed schedule provides that the RI/FS will take at least four years to complete. In addition, subsequent sampling events, studies, testing, or other actions typically add several years before a final remedy is selected. Today, there is much uncertainty as to what will be required to address Berry’s Creek, but investigation and clean-up costs, as well as potential resource damage assessments, could be substantial and our share of these costs could possibly be material to the results of our operations, cash flows and consolidated financial position.
➢ Paterson
We closed the former Morton plant at Paterson, New Jersey in December 2001, and are currently undertaking remediation of the site under New Jersey’s Industrial Site Recovery Act. We removed contaminated soil from the site and constructed an on-site remediation system for residual soil and groundwater contamination. Off-site investigation of contamination is ongoing. Although the former Paterson facility was located on the upper Passaic River, the Company received and responded to a request for information from the government associated with its Lower Passaic River Study Area. The request focused on chemicals that may have been used, processed, released or discharged from the manufacturing site and subsequently may have entered the Passaic River. We believe that any nexus between the Paterson operations on the upper Passaic River and the contamination in the Lower Passaic River is remote, but the government and other PRPs will continue to attempt to spread the costs of the study and clean up across more parties. To this end, the responsible parties that were sued by New Jersey authorities to force clean up of the Lower Passaic have filed third party complaint against an additional 300 parties, including Morton.
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
➢ Groundwater Treatment and Monitoring
Major remediation for certain sites, such as Kramer, Whitmoyer, Woodlands, Charlie Burch and Goose Farm has been completed. We are continuing groundwater remediation and monitoring programs. Reserves for these costs have been established.
➢ Manufacturing Sites
We also have accruals for enforcement and corrective action programs under environmental laws at several of our manufacturing sites. The more significant of these accruals for corrective action, in addition to those presented above, have been recorded for the following sites: Bristol, Pennsylvania; Philadelphia, Pennsylvania; Houston, Texas; Louisville, Kentucky; Moss Point, Mississippi (where operations have been terminated); Ringwood, Illinois; Apizaco, Mexico; Jacarei, Brazil; Jarrow, U.K.; Chauny and Lauterbourg, France; and Mozzanica, Italy.
Insurance Litigation
We have actively pursued lawsuits over insurance coverage for certain environmental liabilities. It is our practice to reflect environmental insurance recoveries in the results of operations for the quarter in which the litigation is resolved through settlement or other appropriate legal processes. These resolutions typically resolve coverage for both past and future environmental spending and involve the “buy back” of the policies and have been included in cost of goods sold. Litigation is pending regarding insurance coverage for certain Ringwood plant environmental lawsuits. We settled with several of our insurance carriers and recorded pre-tax earnings of approximately $3 million, $2 million and $10 million for the years ended December 31, 2008, 2007 and 2006, respectively.
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

In April 2006 and thereafter, lawsuits were filed against Rohm and Haas claiming that the Company’s Ringwood, Illinois plant contaminated groundwater and air that allegedly reached properties a mile south of the plant site. Also sued was the owner of a plant site neighboring our facility. An action brought in federal court in Philadelphia, Pennsylvania seeks certification of a class comprised of the owners and residents of about 400 homes in McCullom Lake Village, seeking medical monitoring and compensation for alleged property value diminution, among other things. In addition, twenty-two lawsuits pending in the Philadelphia Court of Common Pleas claim that contamination from the plants has resulted in tumors (primarily of the brain) and in one lawsuit claims relate to cirrhosis of the liver. We are vigorously defending against these claims because, although ill plaintiffs engender sympathy, we do not believe there is any evidence of a connection between the illnesses and the plant.
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
On December 22, 2005, a federal judge in Indiana issued a decision purporting to grant a class of participants in the Rohm and Haas pension plan the right to a cost-of-living adjustment (“COLA”) as part of the retirement benefit for those who elect a lump sum benefit. The decision contravenes the plain language of the plan, which clearly and expressly excludes a discretionary COLA for participants who elect a lump sum benefit. In August 2007, the Seventh Circuit Court of Appeals affirmed the lower court’s decision that participants in the plan who elected a lump sum benefit during a class period have the right to a COLA as part of their retirement benefit. In March 2008, the Supreme Court denied our petition to hear our appeal, and the case was returned to the lower court for further proceedings. We have taken appropriate steps to modify the plan to ensure pension expense will not increase. Due to the funded status of the Rohm and Haas Pension Plan, we do not believe we will have any requirement to currently fund our plan as a result of the Seventh Circuit Court’s decision. In accordance with SFAS No. 5 “Accounting for Contingencies,” we recorded a charge in the third quarter of 2007 of $65 million ($42 million, after-tax) to recognize the estimated potential impact of this decision to our long term pension plan obligations. On February 11, 2009, a federal judge decided that the accrual date for the claims of the class is April 1, 2004. There are still a number of issues yet to be addressed by the court in the further proceedings, and were those issues to be decided against the Pension Plan, it is reasonably possible that we would need to record an additional charge of up to $25 million.
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

In February 2003, the United States Department of Justice and antitrust enforcement agencies in the European Union, Canada and Japan initiated investigations into possible antitrust violations in the plastics additives industry. In April 2006, we were notified that the grand jury investigation in the United States had been terminated and no further actions would be taken against any parties. In August 2006, Rohm and Haas was informed by the Canadian Competition Bureau that it was terminating its investigation having found insufficient evidence to warrant a referral to the Attorney General of Canada. In January 2007, we were advised that the European Commission has closed its impact modifier investigation. The European Commission’s heat stabilizer investigation remains open, although we have not been contacted since 2003. We previously reported that the Japanese Fair Trade Commission brought proceedings against named Japanese plastics additives producers but did not initiate action against Rohm and Haas and no further action is expected. Most of the criminal investigations initiated in February 2003 have now been terminated with no finding of any misconduct by the Company.
In civil litigation on plastics additives matters, we are a party to 13 private federal court civil antitrust actions, nine of which have been consolidated in the U.S. District Court for the Eastern District of Pennsylvania (District Court), including one that originally had been filed in State Court in Ohio and another involving an individual direct purchaser claim that was filed in federal court in Ohio. Eight of these actions have been brought against Rohm and Haas and other producers of plastics additives products by direct purchasers of these products and seek civil damages as a result of alleged violations of the antitrust laws. The named plaintiffs in seven of these actions have sued on behalf of all similarly situated purchasers of plastics additives products. The named plaintiff in the eighth action sued in its individual capacity, and that case has been resolved. Federal law provides that persons who have been injured by violations of Federal antitrust law may recover three times their actual damages plus attorneys’ fees. In the fall of 2006, the District Court issued an order certifying six subclasses of direct purchasers premised on the types of plastics additives products that have been identified in the litigation. On April 9, 2007, the Third Circuit Court of Appeals agreed to hear an appeal from the District Court’s certification order. In January 2009, the Third Circuit granted the appeal, vacated the order certifying the class, and remanded the case to the District Court for reconsideration of certification of the class under new standards for class certification established by the Third Circuit in December 2008. As a result of the resolution of the appeal, the District Court’s stay of the consolidated direct purchaser cases is expected to be lifted. The ninth action involves an indirect purchaser class action antitrust complaint filed in the District Court in August 2005, consolidating all but one of several indirect purchaser cases that previously had been filed in various state courts, including Tennessee, Vermont, Nebraska, Arizona, Kansas and Ohio. The District Court has dismissed from the consolidated action the claims arising from the states of Nebraska, Kansas and Ohio, and allowed the claims from Arizona, Tennessee and Vermont to continue. Because of the significant effect that the decision of the Third Circuit on the appeal of class certification in the direct purchaser cases may have on the indirect purchaser class, the parties agreed to stay this case pending the outcome of the appeal. With the resolution of the appeal, the stay is expected to be lifted. During June 2008, four additional indirect purchaser class actions were filed in various federal courts on behalf of classes of indirect purchasers in Minnesota, Florida, the District of Columbia and Massachusetts. These actions have been consolidated with the ongoing litigation in the District Court in Philadelphia. The remaining state court indirect class action is pending in California and is dormant. Our internal investigation has revealed no wrongdoing. We believe these cases are without merit as to Rohm and Haas.
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
Note 27: New Accounting Pronouncements
Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities
In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 140-4 and FASB Interpretation No. (“FIN”) 46(R)-8, which provides additional disclosure requirements about transfers of financial assets. It also amends FIN 46(R) “Consolidation of Variable Interest Entities” to require additional disclosures about variable interest entities such as how they affect an entities financial position, financial performance and cash flow and related risks. This statement is effective for fiscal years and interim periods ending after December 15, 2008. The impact to our Consolidated Financial Statements was limited to additional disclosure which is included in Note 1 to our Consolidated Financial Statements.
Employers’ Disclosures about Postretirement Benefit Plan Assets
In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which requires additional disclosures such as significant risks within plan assets, investment allocation decisions, fair values by major category of plan assets and valuation techniques. This statement is effective for fiscal years and interim periods beginning after December 15, 2009. We believe the impact to our Consolidated Financial Statements will be limited to additional disclosure.
Accounting for Defensive Intangible Assets
In November 2008, the FASB issued Emerging Issues Task Force (“EITF”) 08-7, “Accounting for Defensive Intangible Assets,” which addresses the accounting treatment for a defensive asset acquired in a business combination. The FASB believes that while the acquiring entity does not intend to actively use the asset it is likely contributing to an increase in the value of other assets owned by the acquiring entity. EITF 08-7 is effective for intangible assets acquired in fiscal years beginning after December 15, 2008 in order to coincide with the effective date of Statement 141(R), see discussion below, and shall be applied prospectively. Early application is not permitted. We adopted EITF 08-7 on January 1, 2009 and will apply this guidance to any intangible assets acquired subsequent to December 31, 2008.
Determining Whether Share-Based Payment Transactions are Participating Securities
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing earnings per share under the two-class method as described in Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. FSP EITF 03-6-1 is effective for fiscal periods beginning after December 15, 2008. All prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. We are currently assessing the impact of the adoption of this FSP to our Consolidated Financial Statements.

Determination of the Useful Life of Intangible Assets
In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (“GAAP”). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. We adopted this FSP on January 1, 2009 and will apply this guidance to any intangible assets acquired subsequent to December 31, 2008.
Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued the SFAS No. 161, “Disclosures about Derivatives and Hedging Activities” (“SFAS No. 161”), which enhances the requirements under SFAS No. 133, “Accounting for Derivatives and Hedging Activities.” SFAS No. 161 requires enhanced disclosures about an entity’s derivatives and hedging activities and how they affect an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. The impact to our Consolidated Financial Statements was limited to additional disclosure which is included in Note 6 to our Consolidated Financial Statements.
Accounting for Collaborative Arrangements
In December 2007, the EITF met and ratified EITF No. 07-01, “Accounting for Collaborative Arrangements,” in order to define collaborative arrangements and to establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This EITF is to be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We do not believe this EITF will have a material effect on our Consolidated Financial Statements.
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
Business Combinations
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We will adopt SFAS 141R on January 1, 2009 and will apply this guidance to any acquisitions that close subsequent to December 31, 2008.
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
Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards
In November 2006 and in March 2007, the EITF met and issued EITF No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF No. 06-11”) in order to clarify the recognition of the income tax benefit received from dividends paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified nonvested share options charged to retained earnings. EITF No. 06-11 states that the income tax benefit received from dividends paid on equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified nonvested share options should be charged to retained earnings, and should be recognized as an increase to additional paid-in capital. EITF No. 06-11 is to be applied prospectively to the income tax benefits on equity classified employee share-based payment awards that are declared in fiscal years beginning after September 15, 2007. We adopted this EITF effective January 1, 2008, and it did not have a material impact on our Consolidated Financial Statements.
Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. For financial assets and liabilities, SFAS No. 157 is effective for us beginning January 1, 2008. In February 2008, the FASB deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. We believe the impact will not require material modification related to our non-recurring fair value measurements and will be substantially limited to expanded disclosures in the Notes to our Consolidated Financial Statements for notes that currently have components measured at fair value. Effective January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities measured at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note 4 for information and related disclosures. Effective January 1, 2009, we adopted SFAS No. 157 related to nonrecurring measurements of nonfinancial assets and liabilities. This adoption did not have a material impact on our consolidated financial position, results of operations or cash flows.

Note 28: Summarized Quarterly Data (unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(in millions, except per
share amounts)	2008	2007	2008	2007	2008	2007	2008	2007

Net sales	$2,507	$2,160	$2,567	$2,190	$2,471	$2,204	$2,030	$2,343
Gross profit	660	609	630	604	597	614	523	640
Provision for restructuring and asset impairments	12	(1)	86	11	4	18	97	—
Pension judgment	—	—	—	—	—	65	—	—
Net earnings from continuing operations	172	190	147	161	129	129	32	180
Net earnings	172	192	147	160	131	129	32	180
Basic earnings per share, in dollars:
From continuing operations	0.89	0.87	0.76	0.76	0.67	0.62	0.17	0.93
Net earnings per share	0.89	0.88	0.76	0.75	0.68	0.62	0.17	0.93
Diluted earnings per share, in dollars:
From continuing operations	0.87	0.86	0.75	0.75	0.66	0.61	0.17	0.91
Net earnings per share	0.87	0.87	0.75	0.74	0.67	0.61	0.17	0.91
Note 29: Subsequent Events
On February 2, 2009, our Board of Directors declared a regular quarterly dividend of $0.41 per common share. This dividend will be payable on March 2, 2009 to shareholders of record at close of business on February 13, 2009.
We entered into an Agreement and Plan of Merger with The Dow Chemical Company and its subsidiary Ramses Acquisition Corp. (Dow) on July 10, 2008. On January 26, 2009, we filed suit in the Delaware Court of Chancery against Dow alleging that, even though all conditions to Dow’s obligation to close the merger have been satisfied, Dow, in breach of its obligations under the Merger Agreement, has refused to consummate the transaction. The suit seeks an order of specific performance requiring Dow to close the merger immediately. A trial date has been set for March 9, 2009.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
No reports on Form 8-K were filed during 2008 or 2007 relating to any disagreements with accountants on accounting and financial disclosures.
Item 9A. Controls and Procedures
a)	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. There were no changes made that materially affected or are reasonably likely to materially affect our internal controls over financial reporting. During 2008, our principal executive officer and our principal financial officer have signed their certifications as required by the Sarbanes-Oxley Act of 2002. In 2008, our CEO also certified, without qualification, to the New York Stock Exchange (NYSE) that he was not aware of any violation by the Company of NYSE corporate governance standards.

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

c)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2008 that have materially affected, or are likely to materially effect, our internal control over financial reporting.
Item 9B. Other Information
Nothing to report.

PART III
Item 10. Directors and Executive Officers of the Registrant
The information called for by Item 10 of this Form 10-K report has been omitted, except for the information presented below, since we will file with the Securities and Exchange Commission a definitive Proxy Statement on Schedule 14A under the Securities Exchange Act of 1934.
DIRECTORS
William J. Avery, formerly, Chairman, Chief Executive Officer and Director, Crown, Cork & Seal Company, Inc., from 1990 until his retirement in 2001. Mr. Avery, 68, has been a director since 1997. Mr. Avery also is a director of the Lincoln Financial Group (Committees:
1, 4)
Raj L. Gupta, Director, Chairman and Chief Executive Officer, Rohm and Haas Company, since May 2008; previously, Chairman, President and Chief Executive Officer, Rohm and Haas Company, from 2005 to 2008; Chairman and Chief Executive Officer, Rohm and Haas Company, from 1999 to 2005; Vice-Chairman, Rohm and Haas Company, from 1998 to 1999. Mr. Gupta, 63, has been a director since 1999. Mr. Gupta also is a director of the Hewlett-Packard Co., Vanguard Group, and Tyco International Ltd. (Committee: 2 (Chair))
David W. Haas, Chairman of the Board and Director, The William Penn Foundation, since 1998; previously, Vice-Chairman, The William Penn Foundation, from 1996 to 1998. Mr. Haas, 53, has been a director since 1999. He is a cousin of Thomas W. Haas. (Committees: 3, 4)
Thomas W. Haas, Chairman of the Corporation and Director, The William Penn Foundation; pilot and flight instructor. Mr. Haas, 53, has been a director since 1999. He is a cousin of David W. Haas. (Committees: 4, 5)
Richard L. Keyser, Chairman and Chief Executive Officer, W.W. Grainger, Inc., since 1997. Mr. Keyser, 66, has been a director since 1999. Mr. Keyser also is a director of W.W. Grainger, Inc., Zebra Technologies Corporation, and Principal Financial Group. (Committees: 2, 4, 5 (Chair))
Rick J. Mills, formerly Vice-President and President — Components Group, Cummins, Inc., from 2005 until his retirement in 2008; previously, Vice-President and Group President — Filtrations, Cummins, Inc., from 2000 to 2005. Mr. Mills, 61, has been a director since 2005. Mr. Mills also is a director of Flowserve Corporation and Gerdau Ameristeel. (Committees: 1, 4)
Sandra O. Moose, President, Strategic Advisory Services, since 2004, and Senior Advisor, The Boston Consulting Group, since 2004; formerly, Senior Vice-President and Director, The Boston Consulting Group, Inc., from 1989 until her retirement in 2003 (Dr. Moose had been employed by The Boston Consulting Group since 1968). Dr. Moose, 67, has been a director since 1981. Dr. Moose is the independent chair of the Natixis Advisor and Loomis Sayles Funds, and also is a director of The AES Corporation and Verizon Communications. (Committees: 2, 3, 4 (Chair))
Gilbert S. Omenn, Director of the Center for Computational Medicine and Bioinformatics, University of Michigan, since 2005; Professor of Internal Medicine, Human Genetics and Public Health, University of Michigan, since 1997; and Chief Executive Officer, The University of Michigan Health System, from 1997 to 2002. Dr. Omenn, 67, has been a director since 1987. Dr. Omenn also is a director of Amgen, Inc. (Committees: 1, 4)
Gary L. Rogers, formerly Vice-Chairman, Executive Officer and Director, General Electric Company, from 2001 until his retirement in 2003; previously, Senior Vice-President, General Electric Company, and President and Chief Executive Officer, GE Plastic, from 1992 to 2001(Mr. Rogers had been employed by General Electric Company in positions of increasing responsibility since 1966). Mr. Rogers, 64, has been a director since 2004. Mr. Rogers also is a director of W.W. Grainger, Inc. and Wyeth. (Committees: 3, 4)

Ronaldo H. Schmitz, formerly, Member of the Board of Managing Directors, Deutsche Bank AG, from 1991 until his retirement in 2000. Dr. Schmitz, 70, has been a director since 1992. Dr. Schmitz also is a director of Cabot Corporation, GlaxoSmithKline Plc. and the Legal and General Group Plc. (Committees: 1 (Chair), 2, 4)
George M. Whitesides, Woodford L. and Ann A. Flowers Professor of Chemistry and Chemical Biology, Harvard University, since 2004; previously, Mallinckrodt Professor of Chemistry, Harvard University, from 1982 to 2004, and Chairman of the Chemistry Department, Harvard University, from 1986 to 1989. Dr. Whitesides, 69, has been a director since 2005. Dr. Whitesides also is a director of Theravance Inc.
(Committees: 4, 5)
Marna C. Whittington, President and Chief Executive Officer, Nicholas-Applegate a subsidiary of Alliance Global Investors, since 2001, and Chief Operating Officer, Allianz Global Investors AG, since 2002; formerly, Chief Operating Officer, Morgan Stanley Investment Management, from 1996 until her retirement in 2001. Dr. Whittington, 61, has been a director since 1989. Dr. Whittington also is a director of Macy’s, Inc. (Committees: 2, 3 (Chair), 4)
Committees:
1.	Audit

2.	Executive

3.	Executive Compensation

4.	Nominating

5.	Sustainable Development
EXECUTIVE OFFICERS
Our executive officers along with their present position, offices held and activities during the past five years are presented below. All officers normally are elected annually and serve at the pleasure of the Board of Directors.
Patrice Barthelmes, 51, Vice President and Business Group Director, Packaging and Building Materials, since 2007; previously, Vice President and Business Unit Director, Plastics Additives, from 2005 to 2007; Vice President and President, Circuit Board Technologies, Electronic Materials, Europe from 2001 to 2005.
Pierre R. Brondeau, 51, President and Chief Operating Officer, since 2008; previously, Executive Vice President and Business Group Executive, Electronic Materials and Specialty Materials from 2007 to 2008; Vice President and Business Group Executive, Electronic Materials, from 2003 to 2006; President and Chief Executive Officer, Rohm and Haas Electronic Materials LLC and Regional Director, Europe, from 2003 to 2006.
Ruby R. Chandy, 47, Vice President and Chief Marketing Officer, since 2007; previously Vice President, Marketing Scientific Corp., Thermo Fisher from 2005 to 2007; President, Bioscience Technologies Division Scientific Corp., Thermo Fisher from 2003 to 2004.
Jacques M. Croisetiere, 55, Executive Vice President, Chief Financial Officer and Chief Strategy Officer since 2008; previously, Executive Vice President and Chief Financial Officer, 2007; Vice President and Chief Financial Officer, from 2003 to 2006.
Mark Douglas, 46, Vice President and Regional Director, Asia-Pacific, since 2007; previously, Vice President and Director, Procurement and Logistics from 2006 to 2007; Vice President and Director, Procurement from 2005 to 2006; General Manager, Adhesives and Sealants, North America from 2001 to 2005.
Carol S. Eicher, 50, Vice President and Business Unit Director, Primary Materials, since 2007; previously, Vice President and General Manager, Packaging and Building Materials, North America 2007; Vice President and Business Unit Director, Process Chemicals from 2003 to 2006.
Luis Fernandez-Moreno, 46, Vice President and Business Group Director, Paint and Coatings Materials, since 2007; previously, Vice President and Business Director, Architectural and Functional Coatings from 2005 to 2006; Vice President and Business Director, Plastics Additives from 2004 to 2005; Vice President and Regional Director, Latin American Region from 2002 to 2004.

Raj L. Gupta, 63, Director, Chairman and Chief Executive Officer, since 2008; previously, Chairman, President and Chief Executive Officer, from 2005 to 2008; Chairman and Chief Executive Officer, from 1999 to 2005.
Robert A. Lonergan, 63, Executive Vice President, General Counsel and Corporate Secretary, since 2007; previously, Vice President, General Counsel and Corporate Secretary, from 2002 to 2006.
Richard R. Lovely, 49, Executive Vice President and Director of Human Resources, since 2008; previously, Vice President and Director of Human Resources, from 2007 to 2008; Vice President, Human Resources, Tyco Fire & Security, Tyco International, Inc., from 2004 to 2007.
Guillermo Novo, 46, Vice President and Business Unit Director, Process Chemicals and Biocides, since 2007; previously, Vice President and Business Unit Director, Consumer and Industrial Specialties from 2002 to 2006.
Yi Hyon Paik, 53, Vice President and Business Group Director, Electronic Materials, since 2007; previously, Vice President and President, Microelectronic Technologies, Electronic Materials from 2004 to 2006.
Anne M. Wilms, 51, Executive Vice President and Chief Information Officer, since 2007; previously, Vice President, Chief Information Officer and Director of Human Resources, from 2005 to 2006; Vice President, Chief Information Officer, from 1999 to 2005.

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
Equity Compensation Plan Information (1)
Securities authorized for issuance under equity compensation plans as of December 31, 2008:

			Number of securities
			remaining available for
	Number of securities to be		future issuance under equity
	issued upon exercise of	Weighted-average exercise	compensation plans
	outstanding options,	price of outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a)) (2,3,4)
(in thousands)	(a)	(b)	(c)

Equity compensation plans approved by security holders	6,950	$26.13	13,312 (3)
Equity compensation plans not approved by security holders	299	—	28 (4)

Total	7,249	$26.13	13,340

Note:

(1)	Refer to Note 23 to the Consolidated Financial Statements for a description of the plans.

(2)	Excludes shares that will be issued pursuant to the Company’s matching contributions under the Non-Qualified Savings Plan.

(3)	Includes shares available for issuance under the 2004 Amended and Restated Stock Plan and the 2005 Non-Employee Directors’ Stock Plan.

(4)	Includes shares available for issuance under the 1997 Non-Employee Directors’ Stock Plan.
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

Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements

2.	Financial Statements Schedule

The following supplementary financial information is filed in this Form 10-K:

Financial Statement Schedule	Page #

▪ II — Valuation and qualifying accounts for the years 2008, 2007 and 2006	139
The schedules not included herein are omitted because they are not applicable or the required information is presented in the financial statements or related notes.
(b) Exhibit Listing

EXHIBIT
NUMBER	DESCRIPTION
3.01	Certificate of Incorporation of Rohm and Haas Company (incorporated by reference to Exhibit 3 to Rohm and Haas Company’s report on Form 10-K/A filed March 29, 2001 (the “2000 10-K/A”)).

3.02	Bylaws of Rohm and Haas Company (incorporated by reference to Exhibit 3 to Rohm and Haas Company’s report on Form 10-Q filed May 5, 2002).

4.01	Description of Rohm and Haas Common Stock (incorporated by reference to Item 5 of Rohm and Haas Company’s report on Form 10-Q filed September 30, 1996).

4.02	Indenture, dated as of June 1, 1990, between Morton International, Inc. and Continental Bank, National Association, as Trustee (incorporated by reference to Exhibit 4(c) to Morton International, Inc.’s Registration Statement on Form S-1 filed May 9, 1990).

4.03	Indenture, dated as of May 1, 1992, between Rohm and Haas Company and Wachovia Bank, N.A., successor in interest to CoreStates Bank, N.A. (formerly, The Philadelphia National Bank), as Trustee (incorporated by reference to Exhibit 4 to Rohm and Haas Company’s report on Form 10-K filed March 29, 1993).

4.04	First Supplemental Indenture, dated as of April 28, 1997, among Morton International, Inc., New Morton International, Inc., and First Trust, National Association, as Trustee (incorporated by reference to Exhibit 10.01 to New Morton International, Inc.’s Current Report on Form 8-K dated May 2, 1997).

EXHIBIT
NUMBER	DESCRIPTION

4.05	Indenture, dated as of July 1, 1999, between Rohm and Haas Company and Chase Manhattan Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Rohm and Haas Company’s Registration Statement on Form S-4 filed July 30, 1999).

4.06	Rights Agreement, dated as of October 26, 2000, between Rohm and Haas Company and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4 to Rohm and Haas Company’s Registration Statement on Form 8-A dated October 26, 2000).

4.07	Certificate of Designation of Series A Junior Participating Preferred Stock of Rohm and Haas Company dated October 31, 2000 (incorporated by reference to Exhibit 4 to the 2000 10-K/A).

4.08	Fiscal Agency Agreement, dated September 19, 2005, (incorporated by reference to Exhibit 4.1 to Rohm and Haas Company’s current report on Form 8-K dated September 22, 2005).

4.09	Indenture, dated as of September 2007, between Rohm and Haas Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Rohm and Haas Company Registration Statement on Form S-3 filed September 5, 2007).

4.10	Note Purchase Agreement, dated March 9, 2007 between Rohm and Haas Company and Great West Life and Annuity et al (incorporated by reference to Exhibit 4.1 to Rohm and Haas Company Form 8-K filed March 14, 2007).

4.11	Specimen of 5.60% Notes due 2013

4.12	Specimen of 6% Notes due 2017

10.01*	1997 Non-Employee Director’s Stock Plan (incorporated by reference to Exhibit 10.2 to Rohm and Haas Company’s report on Form 10-K filed March 21, 1997).

10.02*	Amended and Restated Rohm and Haas Stock Plan (incorporated by reference to Appendix C to Rohm and Haas Company’s Definitive Proxy Statement on Schedule 14A filed March 26, 2001).

10.03*	2004 Amended and Restated Stock Plan (incorporated by reference to Appendix D to Rohm and Haas Company’s Definitive Proxy Statement on Schedule 14A filed March 19, 2004).

10.04*	Form of Continuity Agreement, dated as of July 1, 2001, between Rohm and Haas Company and key executives (incorporated by reference to Exhibit 10 to Rohm and Haas Company’s report on Form 10-Q filed August 14, 2001).

10.04a*	Form of Amendment No. 1, dated as of January 8, 2009, to the Continuity Agreements between Rohm and Haas Company and key executives

10.05*	Rohm and Haas Company Non-Qualified Savings Plan, as Amended and Restated effective January 1, 2003 (incorporated by reference to Exhibit 10.04 to Rohm and Haas Company’s report on Form 10-K filed March 8, 2004).

10.06*	2004 Rohm and Haas Company Annual Incentive Plan (incorporated by reference to Appendix B to Rohm and Haas Company’s Definitive Proxy Statement on Schedule 14A filed March 19, 2004).

10.07*	2004 Rohm and Haas Company Long-Term Performance Plan (incorporated by reference to Appendix C to Rohm and Haas Company’s Definitive Proxy Statement on Schedule 14A

EXHIBIT
NUMBER	DESCRIPTION
filed March 19, 2004).

10.8	Five-year Credit Agreement (incorporated by reference from Exhibit 10.1 to Rohm and Haas Company’s Current Report on Form 8-K dated December 21, 2005).

10.09	Amendment to the Five-year Credit Agreement (incorporated by reference to Exhibit 10.1 of Rohm and Haas Company’s Form 8-K filed December 19, 2006).

10.10*	2005 Rohm and Haas Company Non-Employee Directors’ Stock Plan (incorporated by reference to Exhibit 10.1 of Rohm and Haas Company’s Form 8-K filed May 11, 2005).

10.11*	2005 Rohm and Haas Company Non-Qualified Savings Plan (incorporated by reference to Exhibit 10.2 of Rohm and Haas Company’s Form 8-K filed May 11, 2005).

12.01	Statements regarding Computation of Ratios of Rohm and Haas Company.

14.00	Rohm and Haas Company Code of Business Conduct and Ethics (incorporated by reference to Company’s website) www.rohmhaas.com (intended to be an inactive textual reference only).

21.01	Subsidiaries of Rohm and Haas Company.

23.01	Consent of PricewaterhouseCoopers LLP.

31.01	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.02	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement filed pursuant to Item 601(b) (10) (iii) of Regulation S-K.

STOCKHOLDER INFORMATION
Stock Exchange Listing
Rohm and Haas stock trades on the New York Stock Exchange under the trading symbol “ROH”.
Transfer Agent and Registrar
Computershare Trust Company N.A.
P.O. Box 43010
Providence, RI 02940-3010
(800) 633-4236
Shareholder Inquiries:
www.computershare.com/equiserve
Annual Meeting of Stockholders
We expect Rohm and Haas Company’s Annual Meeting of Stockholders to be held in May 2009. Formal notice of the meeting, the proxy statement and form of proxy will be provided to stockholders approximately six weeks prior to the meeting.
Independent Registered Public Accounting Firm
PricewaterhouseCoopers LLP
Two Commerce Square
2001 Market Street
Suite 1700
Philadelphia, PA USA 19103
(267) 330-3000

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROHM AND HAAS COMPANY
/s/ Jacques M. Croisetiere Jacques M. Croisetiere Executive Vice President, Chief Financial Officer, and Chief Strategy Officer
February 27, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 27, 2009 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Raj L. Gupta Raj L. Gupta Director, Chairman and Chief Executive Officer (Principal Executive Officer)	/s/ Sandra O. Moose Sandra O. Moose Director

/s/ Jacques M. Croisetiere Jacques M. Croisetiere Executive Vice President, Chief Financial Officer and Chief Strategy Officer (Principal Financial and Accounting Officer)	/s/ Gilbert S. Omenn Gilbert S. Omenn Director

/s/ William J. Avery William J. Avery Director	/s/ Gary L. Rogers Gary L. Rogers Director

/s/ David W. Haas David W. Haas Director	/s/ Ronaldo H. Schmitz Ronaldo H. Schmitz Director

/s/ Thomas W. Haas Thomas W. Haas Director	/s/ George M. Whitesides George M. Whitesides Director

/s/ Richard L. Keyser Richard L. Keyser Director	/s/ Marna C. Whittington Marna C. Whittington Director

/s/ Rick J. Mills Rick J. Mills Director

SCHEDULE II
ROHM AND HAAS COMPANY AND SUBSIDIARIES
Valuation and Qualifying Accounts for the years ended December 31, 2008, 2007, and 2006.
Bad Debts:

	Year Ended December 31,
(in millions)	2008	2007	2006

Deducted from Accounts Receivable — Allowances for losses:
Balance at beginning of year	$36	$40	$43
Additions charged to earnings	16	5	6
Charge-offs, net of recoveries	(6)	(11)	(11)
Currency impact	(2)	2	2

Balance at end of year	$44	$36	$40

LIFO Reserve:

	Year Ended December 31,
(in millions)	2008	2007	2006

Deducted from Inventories — Allowances for reserves:
Balance at beginning of year	$170	$127	$120
Additions (released) charged to earnings	(23)	43	7

Balance at end of year	$147	$170	$127